Form 10-Q
period 2011-01-01
JDS UNIPHASE CORP /CA/
filed 2011-02-08
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 1, 2011

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

As of January 29, 2011, the Registrant had 224,227,792 shares of common stock outstanding, including 4,161,887 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net revenue	$473.5	$342.9	$878.7	$640.7
Cost of sales	245.6	192.2	463.4	360.6
Amortization of acquired technologies	14.1	12.5	28.2	24.8

Gross profit	213.8	138.2	387.1	255.3

Operating expenses:
Research and development	60.2	41.5	116.6	81.3
Selling, general and administrative	109.5	95.2	216.7	187.9
Amortization of other intangibles	8.0	6.5	16.6	13.5
Restructuring and related charges	2.5	8.0	2.8	13.1

Total operating expenses	180.2	151.2	352.7	295.8

Income (loss) from operations	33.6	(13.0)	34.4	(40.5)
Interest and other income (expense), net	1.6	1.6	5.1	5.0
Interest expense	(6.4)	(6.3)	(12.7)	(12.2)

Income (loss) from continuing operations before income taxes	28.8	(17.7)	26.8	(47.7)
Provision of income taxes	5.2	1.7	3.1	2.4

Income (loss) from continuing operations, net of tax	23.6	(19.4)	23.7	(50.1)
Loss from discontinued operations, net of tax	—	(0.1)	—	(1.3)

Net income (loss)	$23.6	$(19.5)	$23.7	$(51.4)

Basic net income (loss) per share from:
Continuing operations	$0.11	$(0.09)	$0.11	$(0.23)
Discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.11	$(0.09)	$0.11	$(0.24)

Diluted net income (loss) per share from:
Continuing operations	$0.10	$(0.09)	$0.10	$(0.23)
Discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.10	$(0.09)	$0.10	$(0.24)

Shares used in per share calculation:
Basic	222.9	218.3	222.4	217.9
Diluted	229.1	218.3	228.2	217.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	(unaudited) January 1, 2011	(audited) July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$408.6	$340.2
Short-term investments	212.3	227.4
Restricted cash	34.4	32.5
Accounts receivable, net (Note 4)	339.2	271.8
Inventories, net	145.1	125.7
Prepayments and other current assets	72.6	77.0

Total current assets	1,212.2	1,074.6

Property, plant and equipment, net	214.6	183.0
Goodwill	66.4	66.0
Intangible assets, net	316.4	357.4
Long-term investments	4.8	5.1
Other non-current assets	16.3	17.5

Total assets	$1,830.7	$1,703.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$147.3	$137.4
Accrued payroll and related expenses	81.9	62.9
Income taxes payable	22.9	19.8
Deferred revenue	64.9	45.3
Accrued expenses	59.4	47.7
Other current liabilities	37.6	37.8

Total current liabilities	414.0	350.9

Long-term debt	276.3	267.1
Other non-current liabilities	183.2	176.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 223 million shares at January 1, 2011 and 221 million shares at July 3, 2010, issued and outstanding	0.2	0.2
Additional paid-in capital	69,597.4	69,574.0
Accumulated deficit	(68,656.9)	(68,680.6)
Accumulated other comprehensive income	16.5	15.1

Total stockholders’ equity	957.2	908.7

Total liabilities and stockholders’ equity	$1,830.7	$1,703.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	January 1, 2011	January 2, 2010
OPERATING ACTIVITIES:
Net income (loss)	$23.7	$(51.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	30.9	29.9
Asset retirement obligations and deferred rent expenses	0.4	(5.1)
Amortization expense of acquired technologies and other intangibles	44.8	38.3
Stock-based compensation	19.0	23.1
Amortization of debt issuance costs and debt discount	9.6	8.8
Non-cash changes in short term investments	1.8	1.2
(Gain) loss on sale of investments and assets, net	(3.3)	0.8
Impairment in fair value of investments	—	0.6
Change in equity investments	—	(2.0)
Allowance for doubtful accounts	0.2	0.2
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	(63.3)	(37.2)
Inventories	(16.6)	23.4
Other current assets	4.4	23.9
Accounts payable	7.4	(7.2)
Income taxes payable	(2.4)	(1.1)
Deferred taxes, net	(1.2)	(2.1)
Accrued payroll and related expenses	13.4	9.4
Accrued expenses and other current and non-current liabilities	27.6	2.5

Net cash provided by operating activities	96.4	56.0

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(133.2)	(318.9)
Maturities and sales of investments	148.3	412.7
Changes in restricted cash	(0.3)	(13.6)
Acquisitions, net of cash acquired	—	(43.0)
Purchases of long-term investments	—	(0.5)
Acquisition of property and equipment	(51.6)	(17.7)
Proceeds from sale of assets, net of selling costs	0.6	2.4
Dividends received from long-term investments	—	2.0

Net cash provided by (used in) investing activities	(36.2)	23.4

FINANCING ACTIVITIES:
Redemption of convertible debt	(0.2)	—
Payment of debt and capital lease obligations	(3.8)	(5.1)
Issuance of stock pursuant to employee stock plans	8.7	2.2

Net cash provided by (used in) financing activities	4.7	(2.9)

Effect of exchange rate changes on cash and cash equivalents	3.5	1.4
Increase in cash and cash equivalents	68.4	77.9
Cash and cash equivalents at beginning of period	340.2	286.9

Cash and cash equivalents at end of period	$408.6	$364.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of January 1, 2011 and for the three and six months ended January 1, 2011 and January 2, 2010 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.

The balance sheet as of July 3, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended January 1, 2011 and January 2, 2010 may not be indicative of results for the year ending July 2, 2011 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Discontinued Operations

During the first quarter of fiscal 2010, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations. For additional information, see “Note 18. Discontinued Operations”.

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation in the consolidated financial statements.

Note 2. Recently Adopted and Recently Issued Accounting Pronouncements

In November 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In April 2010, the FASB issued authoritative guidance clarifying that share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

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

The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available the Company uses BESP. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company applies judgment in establishing pricing strategies and evaluating market conditions and product lifecycles. The determination of BESP is made through consultation with and approval by the Company’s Segment management. The Company may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, the Company may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

If the transactions entered into or materially modified on or after July 4, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the three months and six months ended January 1, 2011, would decrease by approximately $4.0 million and $6.0 million respectively. This change is less than 1% of reported net revenue for the three and six months ended January 1, 2011.

There have been no material changes to the Company’s significant accounting policies during the three and six months ended January 1, 2011 and January 2, 2010 from those disclosed in the Company’s 2010 Form 10-K, with the exception of our accounting policy for revenue recognition.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Earnings Per Share

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Numerator:
Income (loss) from continuing operations, net of tax	$23.6	$(19.4)	$23.7	$(50.1)
Loss from discontinued operations, net of tax	—	(0.1)	—	(1.3)

Net income (loss)	$23.6	$(19.5)	$23.7	$(51.4)

Denominator:
Weighted-average number of common shares outstanding
Basic	222.9	218.3	222.4	217.9
Diluted	229.1	218.3	228.2	217.9
Income (loss) from continuing operations, net of tax - basic	$0.11	$(0.09)	$0.11	$(0.23)
Loss from discontinued operations, net of tax - basic	—	—	—	(0.01)

Net income (loss) per share - basic	$0.11	$(0.09)	$0.11	$(0.24)

Income (loss) from continuing operations, net of tax - diluted	$0.10	$(0.09)	$0.10	$(0.23)
Loss from discontinued operations, net of tax – diluted	—	—	—	(0.01)

Net income (loss) per share – diluted	$0.10	$(0.09)	$0.10	$(0.24)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Stock options and ESPP	7.8	16.6	9.3	15.7
Restricted shares and stock units	4.1	6.7	4.0	6.7

Total potentially dilutive securities	11.9	23.3	13.3	22.4

The 1% convertible notes are not included in the table above. The par amount of convertible notes is payable in cash equal to 100% of the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash. See “Note 10. Convertible Debt and Letters of Credit” for more details.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Accumulated Other Comprehensive Income

Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net income (loss)	$23.6	$(19.5)	$23.7	$(51.4)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	0.2	—	(2.9)	2.3
Net change in cumulative translation adjustment, net of tax	(0.5)	(1.5)	4.3	(4.3)
Net change in defined benefit obligation, net of tax	—	—	—	0.1

Net change in other comprehensive income (loss)	(0.3)	(1.5)	1.4	(1.9)

Comprehensive income (loss)	$23.3	$(21.0)	$25.1	$(53.3)

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments, and defined benefit obligation.

At January 1, 2011 and July 3, 2010, balances for the components of accumulated other comprehensive income were as follows (in millions):

	January 1, 2011	July 3, 2010
Unrealized gains (losses) on available-for-sale investments, net of tax	$(2.2)	$0.7
Foreign currency translation gains, net of tax	12.2	7.9
Defined benefit obligation, net of tax	6.5	6.5

Accumulated other comprehensive income	$16.5	$15.1

Note 5. Mergers and Acquisitions

Network Solutions Division of Agilent Technologies, Inc. (“NSD”)

In May 2010, the Company purchased NSD from Agilent Technologies, Inc. for a total cash purchase price consideration of approximately $163.8 million. NSD is included in the Company’s Communications Test and Measurement (‘CommTest”) segment.

The Company adopted the new authoritative guidance on business combinations during the first quarter of fiscal 2010 and the acquisition was accounted for in accordance with this guidance; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$27.9
Intangible assets acquired:
Developed technology	42.7
Customer relationships	30.8
In-process research and development	9.8
Customer backlog	5.8
Goodwill	46.8

Total purchase price	$163.8

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Accounts receivable	$26.8
Inventories	4.7
Property and equipment	4.8
Accounts payable	(4.8)
Deferred revenue	(6.3)
Other assets and liabilities, net	2.7

Net tangible assets acquired	$27.9

The acquired intangible assets, except for in-process research and development (“IPR&D”), are being amortized over their estimated useful lives, which are presented in the table below:

Developed technology	5 years
Customer relationships	5 to 9 years
Customer backlog	1 to 2 years

Storage Network Tools Business of Finisar Corporation (“SNT”)

In July 2009, the Company purchased SNT for approximately $40.7 million from Finisar Corporation in cash. SNT is included in JDSU’s CommTest segment.

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

The acquired intangible assets, except for in-process research and development (“IPR&D”), are being amortized over their estimated useful lives, which are presented in the table below:

Customer relationships	6 years
Developed technology	5 years
Trademark/tradename	5 years
Internally used software	3 years

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	July 3, 2010	Charged to Costs and Expenses	Deduction (1)	January 1, 2011
Allowance for doubtful accounts	$2.6	$0.6	$(0.4)	$2.8
Allowance for sales returns	0.4	—	—	0.4

Total accounts receivable reserves	$3.0	$0.6	$(0.4)	$3.2

(1)	Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	January 1, 2011	July 3, 2010
Deferred cost of sales	$16.1	$17.0
Finished goods	55.2	43.7
Work in process	27.6	25.4
Raw materials and purchased parts	46.2	39.6

Total inventories, net	$145.1	$125.7

During the three and six months ended January 1, 2011, the Company recorded write-downs of inventories of $2.9 million and $6.7 million, respectively. During the three and six months ended January 2, 2010, the Company recorded write-downs of inventories of $2.0 million and $5.8 million, respectively.

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	January 1, 2011	July 3, 2010
Land	$16.3	$17.0
Buildings and improvements	37.0	35.2
Machinery and equipment	325.3	295.5
Furniture, fixtures, software and office equipment	156.0	146.2
Leasehold improvements	71.2	57.7
Construction in progress	33.0	25.0

	638.8	576.6
Less: Accumulated depreciation	(424.2)	(393.6)

Property, plant and equipment, net	$214.6	$183.0

At January 1, 2011 and July 3, 2010, property, plant and equipment, net included $18.7 million and $20.0 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 16. Commitments and Contingencies” for more detail.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended January 1, 2011 and January 2, 2010, the Company recorded $16.1 million and $14.5 million of depreciation expense, respectively. During the six months ended January 1, 2011 and January 2, 2010, the Company recorded $30.9 million and $29.9 million of depreciation expense, respectively.

Other Current Assets

The components of other current assets were as follows (in millions):

	January 1, 2011	July 3, 2010
Prepaid assets	$45.5	$42.5
Deferred income tax	1.1	1.8
Refundable income taxes	3.7	4.0
Other receivables	14.0	21.8
Other current assets	8.3	6.9
Total other current assets	$72.6	$77.0

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	January 1, 2011	July 3, 2010
Acquisition holdbacks and other related liabilities	$—	$0.3
Deferred compensation plan	6.1	5.2
Warranty accrual	7.6	7.3
VAT liabilities	5.9	4.6
Restructuring accrual	5.4	7.1
Deferred income tax	1.9	2.1
Other	10.7	11.2

Total other current liabilities	$37.6	$37.8

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	January 1, 2011	July 3, 2010
Pension accrual and post employment benefits	$83.4	$77.1
Deferred taxes	7.6	8.5
Restructuring accrual	5.0	6.7
Financing obligation	29.8	30.2
Non-current income taxes payable	9.7	14.1
Asset retirement obligations	9.6	7.4
Long-term notes payable	1.9	3.7
Long-term deferred revenue	23.6	16.2
Other	12.6	13.0

Total other non-current liabilities	$183.2	$176.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Interest and Other Income (Expense), Net

The components of interest and other income, net were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Interest income	$1.1	$1.9	$2.1	$3.7
Foreign exchange gains (losses), net	0.3	0.6	(0.6)	0.1
Dividend on long-term investments	—	—	—	2.0
Gain (loss) on sale of investments	0.1	(0.1)	3.3	0.2
Impairment of investments	—	(0.6)	—	(0.6)
Other income (expense), net	0.1	(0.2)	0.3	(0.4)

Total interest and other income (expense), net	$1.6	$1.6	$5.1	$5.0

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At January 1, 2011, the Company’s cash investments, including cash equivalents, available-for-sale investments and restricted cash, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income investments:
U.S. treasuries	$20.4	$0.1	$—	$20.5
Agencies
U.S.	49.9	0.3	(0.1)	50.1
Foreign	2.9	—	—	2.9
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	19.1	0.1	—	19.2
Corporate securities	126.4	1.9	(0.1)	128.2

Total fixed income investments	222.7	2.4	(0.2)	224.9
Money market instruments and funds	380.8	—	—	380.8

Total	$603.5	$2.4	$(0.2)	$605.7

As of January 1, 2011, of the total estimated fair value, $389.8 million was classified as cash and cash equivalents and restricted cash, $206.2 million was classified as short-term investments, $4.9 million was classified as other non-current assets and $4.8 million was classified as long-term investments. An additional $6.1 million of short-term investments representing assets of a deferred compensation plan were classified as trading securities.

During the three and six months ended January 1, 2011, the Company recorded no other-than-temporary impairment, respectively. During the three and six months ended January 2, 2010, the Company recorded $0.6 million and $0.6 million of other-than-temporary impairment, respectively.

At January 1, 2011, the Company’s total gross unrealized losses on available-for-sale investments, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. agencies	$0.1	$—	$0.1
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.2	$—	$0.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At January 1, 2011, the Company’s short-term investments classified as trading securities were $6.1 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in net income (loss).

At January 1, 2011, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$108.4	$110.0
Amounts maturing in 1 - 5 years	111.9	112.3
Amounts maturing more than 5 years	3.4	3.6

Total debt investments	$223.7	$225.9

At July 3, 2010, the Company’s cash investments, including cash equivalents, available-for-sale investments and restricted cash, were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Fixed income investments:
U.S. treasuries	$27.1	$0.1	$—	$27.2
Agencies
U.S.	47.0	0.4	—	47.4
Foreign	2.9	—	—	2.9
Municipal bonds and sovereign debt instruments	1.5	—	—	1.5
Asset-backed securities	30.1	—	(1.1)	29.0
Corporate securities	128.8	2.0	(0.1)	130.7

Total fixed income investments	237.4	2.5	(1.2)	238.7
Marketable equity investments	0.4	3.8	—	4.2
Money market instruments and funds	318.3	—	—	318.3

Total	$556.1	$6.3	$(1.2)	$561.2

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

At July 3, 2010, contractual maturities of the Company’s debt investments from available-for-sale investments and trading assets were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$141.0	$142.5
Amounts maturing in 1 - 5 years	92.4	93.2
Amounts maturing more than 5 years	4.8	3.8

Total debt investments	$238.2	$239.5

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	January 1, 2011	July 3, 2010
Available-for-sale debt securities	$4.8	$5.1

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

		Fair value measurement as of January 1, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Fixed income available for sale securities
U.S. treasuries	$20.5	$20.5	$—
Agencies
U.S.	50.1	39.7	10.4
Foreign	2.9	—	2.9
Municipal bonds and sovereign debt instruments	4.0	—	4.0
Asset-backed securities	19.2	—	19.2
Corporate securities	128.2	—	128.2

Total fixed income available for sale securities	224.9	60.2	164.7
Money market instruments and funds	380.8	341.5	39.3
Trading securities	6.1	6.1	—

Total assets (1)	$611.8	$407.8	$204.0

(1)	$355.4 million included in cash and cash equivalents, $212.3 million in short-term investments, $39.3 million in restricted cash, and $4.8 million in long-term investments on the Company’s consolidated balance sheet.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

•

Level 2 includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company include certain U.S. Government securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, restricted cash invested in money market funds, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

During the three and six months ended January 1, 2011, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

As of July 3, 2010 and during the three and six months ended January 1, 2011, the company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both January 1, 2011 and July 3, 2010, is approximately zero.

Note 8. Goodwill

The Company’s goodwill balance as of January 1, 2011 was $ 66.4 million, which consisted of $58.1 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The Company’s goodwill balance as of July 3, 2010 was $66.0 million, which consisted of $57.7 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2010, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and six months ended January 1, 2011 and January 2, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of January 1, 2011:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$517.4	$(315.7)	$201.7
Other	287.5	(182.6)	104.9

Total intangibles subject to amortization	804.9	(498.3)	306.6
Indefinite life intangibles	9.8	—	9.8

Total intangibles	$814.7	$(498.3)	$316.4

As of July 3, 2010:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.4	$(288.1)	$229.3
Other	275.5	(158.7)	116.8

Total intangibles subject to amortization	792.9	(446.8)	346.1
Indefinite life intangibles	11.3	—	11.3

Total intangibles	$804.2	$(446.8)	$357.4

During the three and six months ended January 1, 2011, the Company recorded $22.1 million and $44.8 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three and six months ended January 2, 2010, the Company recorded $19.0 million and $38.3 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of January 1, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2011	$42.6
2012	81.1
2013	64.7
2014	39.9
2015	32.6
Thereafter	45.7

Total amortization	$306.6

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	January 1, 2011	July 3, 2010
1% senior convertible notes	$276.3	$267.1
Zero coupon senior convertible notes	—	0.2

Total convertible debt	276.3	267.3
Less: current portion	—	(0.2)

Total long-term debt	$276.3	$267.1

Based on quoted market prices, as of January 1, 2011 and July 3, 2010, the fair market value of the 1% Senior Convertible Notes was approximately $308.3 million and $289.7 million, respectively. During the second quarter of fiscal 2011 the company repaid the remainder of Zero Coupon Senior Convertible Notes outstanding. As of July 3, 2010, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of January 1, 2011.

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of January 1, 2011, the remaining term of the 1% Senior Convertible Notes is 2.4 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of January 1, 2011, the unamortized portion of the debt issuance cost related to the notes was $1.8 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the carrying amounts of the liability and equity components (in millions):

	January 1, 2011	July 3, 2010
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(48.7)	(57.9)

Carrying amount of liability component	$276.3	$267.1

The following table presents the interest expense for the contractual interest and the amortization of debt discount (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8	$1.6	$1.6
Interest expense-amortization of debt discount	4.6	4.2	9.1	8.4

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

Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. The Company repaid the outstanding amount of the Zero Coupon Senior Convertible Note during the second quarter of fiscal 2011.

Outstanding Letters of Credit

As of January 1, 2011, the Company had 15 standby letters of credit totaling $38.3 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of January 1, 2011, the Company’s total restructuring accrual was $10.4 million. During the three and six months ended January 1, 2011, the Company incurred restructuring expenses of $2.5 million and $2.8 million, respectively. During the three and six months ended January 2, 2010, the Company incurred restructuring expenses of $8.0 million and $13.1 million, respectively.

During the second quarter of fiscal 2011, the Company recorded $2.5 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.4 million for severance and benefits primarily in the CommTest segment and primarily relates to the continued implementation of the EMEA early retirement program; (ii) $0.9 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of certain production site closures in the U.S., the transfer of certain production processes into existing sites in U.S. or to contract manufacturers, and the reduction in force of the Company’s manufacturing support organization across all sites; and (iii) $1.2 million primarily due to additional lease exit cost based on current market conditions in the CCOP segment which was the result of the Company’s continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended January 1, 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the first quarter of fiscal 2011, the Company recorded $0.3 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.2 million for severance and benefits primarily in the CommTest segment and relates to the continued implementation of the EMEA early retirement program; (ii) $0.8 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of certain production site closures in the U.S., the transfer of certain production processes into existing sites in U.S., and the reduction in force of the Company’s manufacturing support organization across all sites; and (iii) $0.7 million benefit primarily to adjust the accrual for previously restructured leases in the CommTest segment which were the result of the Company’s continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended October 2, 2010. Payments related to lease costs are expected to be paid by second quarter of fiscal 2012.

During the fourth quarter of fiscal 2010, the Company recorded $3.4 million in restructuring and related charges. The charges were primarily the result of the following: (i) $1.8 million for severance and benefits primarily in the CommTest segment; (ii) $0.3 million for manufacturing transfer costs primarily in the CommTest segment; and (iii) $1.3 million to adjust the accrual for previously restructured leases, primarily in the CCOP segment. 42 employees were notified for termination, 10 in manufacturing, 27 in research and development and 5 in sales, general and administrative functions. Of these notified employees, 35 were located in North America, one was located in Latin America, 4 were located in Asia and 2 were located in Europe. As of January 1, 2011, 36 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by end of fiscal 2011. Payments related to lease costs are expected to be paid by the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, the Company recorded $18.5 million in restructuring and related charges. The charges are primarily of the following: (i) $10.4 million for severance and benefits primarily in the CommTest segment; (ii) $4.7 million for manufacturing transfer cost primarily in the CCOP segment; and (iii) $3.4 million to adjust accruals on previously restructured leases primarily for the CCOP segment. 257 employees were notified for termination, 104 in manufacturing, 58 in research and development and 95 in selling, general and administrative functions. Of these notified employees, 139 were located in North America, 30 were located in Asia, and 88 were located in Europe. As of January 1, 2011, 195 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2016.

During the first quarter of fiscal 2009, the Company recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the CCOP segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the CCOP segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the CCOP segment. 203 employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and one was located in Europe. As of January 1, 2011, 181 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

During the fourth quarter of fiscal 2008, the Company recorded $3.7 million in restructuring and related charges. The charges are primarily of the following: (i) $3.4 million for severance and benefits primarily in the CommTest segment; and (iii) $0.3 million on leases primarily for the CCOP segment. 32 employees were notified for termination, 7 in manufacturing, 14 in research and development and 11 in selling, general and administrative functions. Of these notified employees, 19 were located in North America, one was located in Asia, and 1 2 were located in Europe. As of January 1, 2011, 22 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2013. Payments related to lease costs are expected to be paid by the third quarter of fiscal 2018. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of July 3, 2010	$4.5	$—	$9.3	$13.8	$6.1
Restructuring and related charges	0.2	0.8	(0.7)	0.3	0.3
Adjustment from non-restructuring accounts	0.4	—	—	0.4	—
Cash payments	(1.1)	(0.8)	(2.0)	(3.9)	(0.3)

Accrual balance as of October 2, 2010	$4.0	$—	$6.6	$10.6	$6.1

Restructuring and related charges	$0.4	$0.9	$1.2	$2.5	$0.2
Adjustment from non-restructuring accounts	0.4	—	—	0.4	—
Cash payments	(0.4)	(0.9)	(1.8)	(3.1)	(0.1)

Accrual balance as of January 1, 2011	$4.4	$—	$6.0	$10.4	$6.2

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	January 1, 2011	July 3, 2010
Current	$5.4	$7.1
Non-current	5.0	6.7

Total	$10.4	$13.8

The non-current portion of the restructuring accrual is included as a component of Other non-current liabilities in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in Other liabilities as follows (in millions):

	January 1, 2011	July 3, 2010
Current	$0.8	$0.7
Non-current	5.4	5.4

Total	$6.2	$6.1

Note 12. Income Tax

The Company recorded an income tax expense of $5.2 million and $3.1 million for the three months and six months ended January 1, 2011, respectively. The Company recorded an income tax expense of $1.7 million and $2.4 million for the three and six months ended January 2, 2010, respectively.

The income tax expense recorded for the three months and six months ended January 1, 2011, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year in those locations. The income tax expense for the three and six months ended January 1, 2011 includes the recognition of $0.7 and $5.2 million respectively of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions. The income tax expense recorded for the three and six months ended January 2, 2010, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of January 1, 2011 and July 3, 2010 the Company’s unrecognized tax benefits totaled $60.5 million and $65.2 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $23.3 million accrued for the payment of interest and penalties at January 1, 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended January 1, 2011 and January 2, 2010 was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Cost of sales	$1.1	$1.4	$2.4	$2.6
Research and development	2.1	2.4	3.9	4.6
Selling, general and administrative	6.8	8.2	12.7	15.9

	$10.0	$12.0	$19.0	$23.1

Approximately $1.2 million of stock-based compensation was capitalized as inventory at January 1, 2011.

The Company primarily issues stock options and Full Value Awards under the 2003 Equity Incentive Plan (the “2003 Plan”). On November 30, 2010, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under this plan by 12,200,000 shares. As of January 1, 2011, common stock available for grant was 19.0 million shares for these awards.

Stock Option Exchange

On November 5, 2010, the Company completed an Offer to Exchange Certain Stock Options for a Number of Restricted Stock Units, Replacement Options or Cash (the “Exchange Offer”). Pursuant to the Exchange Offer, 3,555,241 eligible stock options were tendered, representing approximately 83% of the total stock options eligible for exchange. The Company granted a total of 230,494 new restricted stock units (“RSU”) and 64,763 replacement options in exchange for the eligible stock options surrendered. The grant date fair value of the new RSUs and the exercise price of the replacement options is $11.40, which was the closing price of the Company’s common stock on November 5, 2010 as reported by the NASDAQ Stock Market. The Company also paid a total of $0.2 million to certain participating employees who would have received in the aggregate less than 100 RSUs or replacement options upon exchange.

The stock option exchange was accounted for as a modification of the options tendered for exchange pursuant to the authoritative guidance of stock-based compensation. Approximately $0.4 million of incremental cost, as well as approximately $0.2 million of unamortized expense related to the cancelled options will be recognized over one or two years, the modified requisite service period of the replaced awards.

Stock Options

The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 3, 2010	16.8	$21.54
Granted	2.7	10.27
Forfeited	(0.4)	5.01
Exercised	(0.5)	5.59
Canceled	(0.3)	77.57

Balance as of October 2, 2010	18.3	19.75
Granted	0.4	12.07
Forfeited	(0.1)	10.06
Exercised	(0.5)	6.63
Canceled	(4.5)	51.30

Balance as of January 1, 2011	13.6	9.57

As of January 1, 2011, $18.2 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, has 50.0 million shares authorized to be issued, under which 7.4 million shares remained available for issuance as of January 1, 2011.

As of January 1, 2011, $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2011.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

A summary of the status of the Company’s non-vested Full Value Awards as of January 1, 2011 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Non-vested at July 3, 2010	0.3	5.1	5.4	$8.49
Awards granted	0.1	2.2	2.3	10.38
Awards vested	(0.3)	(0.5)	(0.8)	8.90
Awards forfeited	—	(0.2)	(0.2)	8.76

Non-vested at October 2, 2010	0.1	6.6	6.7	9.10
Awards granted	—	0.7	0.7	12.27
Awards vested	(0.1)	(0.4)	(0.5)	6.27
Awards forfeited	—	(0.1)	(0.1)	9.43

Non-vested at January 1, 2011	—	6.8	6.8	9.62

As of January 1, 2011, $50.7 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are generally withheld by the Company for the payment.

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Six Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Expected term (in years)	4.8	4.7	0.5	0.5
Expected volatility	58.5%	55.9%	51.7%	79.8%
Risk-free interest rate	1.4%	2.4%	0.2%	0.4%
Dividend yield	0.0%	0.0%	0.0%	0.0%

During the three and six month period ended January 1, 2011, the Company granted 94,000 and 649,000 shares of stock options with market conditions for which the fair values are estimated on the dates of grant using the Lattice valuation model.

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of January 1, 2011 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. The Company anticipates making a contribution of approximately $0.3 million during fiscal 2011. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2011. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Pension Benefits
Service cost	$0.1	$—	$0.2	$—
Interest cost	1.2	1.6	2.5	3.1
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.6)
Recognized net actuarial (gains)/losses	—	(0.2)	—	(0.4)

Net periodic benefit cost	$1.0	$1.1	$2.1	$2.1

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.8 million related to its defined benefit pension plans during fiscal 2011 to make current benefit payments and fund future obligations. As of January 1, 2011, approximately $1.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation (PBO) at July 3, 2010.

Note 15. Related Party Transactions

Fabrinet Inc. (“Fabrinet”)

During fiscal 2010 the Company held an investment in Fabrinet, a publicly held contract manufacturing company which is both a customer and supplier. The purchases and sales of items between the Company and Fabrinet have been evaluated for accounting under the authoritative guidance on consideration given by a vendor to a customer or a reseller of the vendor’s products. Based on this evaluation, the Company determined that there is an identifiable benefit that was sufficiently separable from the customer’s purchase of the Company’s products and the fair value of that benefit was reasonably estimable in relation to sales to other third parties.

As of July 3, 2010, the Company owned 393,150 shares of Fabrinet’s common stock that was reported as short-term available-for-sale investment. Since the Company subsequently sold the remaining shares on July 6, 2010 Fabrinet was no longer a related party from that date forward. The Company did not engage in any material transactions with Fabrinet between July 4, 2010, and July 6, 2010, the period in fiscal 2011 when Fabrinet was a related party.

KLA-Tencor Corporation (“KLA-Tencor”)

As of January 1, 2011, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010		January 1, 2011	July 3, 2010
Sales:					Receivables:
Fabrinet (1)*	$—	$1.8	$—	$4.3	Fabrinet (1)	$—	$3.5
KLA-Tencor	1.7	1.3	2.7	2.2	KLA-Tencor	1.0	0.3

	$1.7	$3.1	$2.7	$6.5		$1.0	$3.8

Purchases:					Payables:
Fabrinet (1)	$—	$17.0	$—	$31.1	Fabrinet (1)	$—	$21.1
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—

	$—	$17.0	$—	$31.1		$—	$21.1

*	Sales are related to sale of inventory

(1)	No numbers were reported for Fabrinet for the three and six months ended January 1, 2011 as it is no longer a related party as of July 6, 2010.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of January 1, 2011 and July 3, 2010.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Balance as of beginning of period	$7.4	$6.9	$7.3	$7.3
Provision for warranty	1.3	1.5	3.5	3.2
Utilization of reserve	(1.1)	(2.1)	(3.2)	(4.2)

Balance as of end of period	$7.6	$6.3	$7.6	$6.3

Financing Obligations – Santa Rosa and Payment Plan Agreement for Software Licenses

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.5 million which was included in Other non-current liabilities as of January 1, 2011.

As of January 1, 2011, of the total financing obligation related to Santa Rosa, $0.7 million was included in Other current liabilities, and $29.8 million was included in Other non-current liabilities. As of July 3, 2010, $0.6 million was included in Other current liabilities, and $30.2 million was included in Other non-current liabilities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

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

During the three months ended January 1, 2011 and January 2, 2010, the Company recorded amortization expense of $0.6 million in each period. During the six months ended January 1, 2011 and January 2, 2010, the Company recorded amortization expense of $1.1 million in each period.

Future Minimum Financing Payments – Santa Rosa and Payment Plan Agreement for Software Licenses

As of January 1, 2011, future minimum financing payments of the perpetual software licenses and financing obligation are as follows (in millions):

Fiscal Years
Remainder of 2011	$4.0
2012	5.6
2013	2.9
2014	2.7
2015	2.7
Thereafter	33.6

Total	$51.5

Note 17. Operating Segments

The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Thomas Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results.

The Company provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable optical and commercial laser innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection and enhancement. The Company’s major business segments are:

(i)	Communications Test and Measurement Business Segment:

The Communications Test and Measurement (“CommTest”) segment supplies instruments, solutions, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions accelerate the deployment of new products and services while cost-effectively improving performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for fixed and mobile networks, including broadband access, fiber optic, metro and core networks as well as enterprise and storage networks.

(ii)	Communications and Commercial Optical Products Business Segment:

The Communications and Commercial Optical Products (“CCOP”) segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, ROADMs, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters, and circulators.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

This segment also provides a commercial laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. Additionally, the segment’s photovoltaics products include concentrated photovoltaic cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

(iii)	Advanced Optical Technologies Business Segment:

The Advanced Optical Technologies (“AOT”) segment provides innovative optical solutions for security and brand-differentiation applications and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. Advanced Optical Technologies also provides multilayer product-security solutions for a number of markets. These solutions deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company evaluates segment performance based on operating income (loss) excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net revenue:
Communications Test and Measurement	$231.4	$176.9	$414.2	$320.3
Communications and Commercial Optical Products	191.1	112.3	359.1	213.4
Advanced Optical Technologies	54.7	54.6	115.2	108.7
Deferred revenue related to purchase accounting adjustment	(3.7)	(0.9)	(9.8)	(1.7)

Net revenue	$473.5	$342.9	$878.7	$640.7

Operating income (loss):
Communications Test and Measurement	$44.8	$31.5	$66.4	$49.5
Communications and Commercial Optical Products	34.0	3.2	58.2	1.7
Advanced Optical Technologies	17.7	19.6	39.8	40.2
Corporate	(23.4)	(26.2)	(46.9)	(53.1)

Total segment operating income	73.1	28.1	117.5	38.3
Unallocated amounts:
Stock-based compensation	(10.0)	(12.0)	(19.0)	(23.1)
Acquisition-related charges and amortization of intangibles	(25.9)	(19.9)	(54.7)	(40.0)
Loss on disposal of long-lived assets	—	(0.5)	—	(1.0)
Restructuring and related charges	(2.5)	(8.0)	(2.8)	(13.1)
Realignment and other charges	(1.1)	(0.7)	(6.6)	(1.6)
Interest and other income	1.6	1.6	5.1	5.0
Interest expense	(6.4)	(6.3)	(12.7)	(12.2)

Income (Loss) from continuing operations before income taxes	$28.8	$(17.7)	$26.8	$(47.7)

Note 18. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the CommTest segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which was comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and six months ended January 2, 2010 was zero and $0.8 million, respectively. Net loss for the three and six months ended January 2, 2010 was $(0.1) million and $(1.5) million, respectively. Total loss from discontinued operations for the three and six months ended January 2, 2010 was $(0.1) million and $(1.3) million, respectively. There is no tax effect associated with this transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates that,” “believes,” “can impact,” “continue to,” “estimates,” “expects to,” “intends,” “may,” “plans,” “potential,” “projects,” “to be,” “will be,” “will continue to be,” “continuing,” “ongoing,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements regarding: our expectations related to the impact of recent accounting pronouncements on our consolidated financial statements; our expectation related to lease expenses in future periods; our belief that the Company’s current process for writing down inventory appropriately balances the risk in the marketplace with a fair representation of the realizable value of the Company’s inventory; our plan to continue to take advantage of opportunities to further reduce costs through targeted, customer-driven restructuring events; our expectation that payments related to severance and benefits will be paid off within currently anticipated timeframes; our expectation to recognize unrecognized stock-based compensation costs related to stock options, ESPP and Full Value Awards over presently anticipated amortization periods; our expectations regarding the amounts the Company will have to contribute, and cash outlays expected to be incurred in relation to our defined benefit pension plans; our assumptions related to pension and postretirement benefits and our belief that such assumptions are appropriate; our belief that the ultimate outcome of the Texas tax audit will not have a material adverse effect on our financial position, cash flows or overall trends in results in operations; our expectation that the Company’s potential tax liability related to a Texas franchise tax audit will be within presently anticipated ranges, including interest and penalties; our expectation that the Company will continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility; our expectation that the current trend of consolidation in the communications industry will continue; our expectation that risks related to manufacturing transitions of our North American assembly manufacturing program will continue and are expected to diminish over the next several quarters; our expectation that the introduction of new product programs and introductions will continue to incur higher start-up costs and increased yield and product quality risk among other issues; our belief that investment in research and development (“R&D”) is critical to attaining our strategic objectives; our expectations regarding future selling, general and administrative (“SG&A”) expenses and ability to reduce these expenses as and when opportunities arise; our expectation that none of the non-core SG&A expenses will have a material adverse impact on our financial condition; restructuring estimates related to sublease income or lease settlements; our estimates related to post-acquisition investment in research and development and the projected completion date of post-acquisition research and development; our belief that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months; and our expectation that gains and losses on derivatives will be offset by re-measurement gains and losses on the foreign currency dominated assets and liabilities.

Management cautions that forward-looking statements are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected, including, without limitation, the following: inability to accurately predict product life cycles, technological and product changes, demand visibility for our products and other market conditions affecting our inventory; failure to reduce manufacturing costs through restructuring efforts; inaccurate estimates related to payments of severance and benefits to terminated employees; difficulty in estimating the amortization period of stock based compensation costs of stock option, Full Value Awards and our ESPP; inability to accurately predict the amount of money the Company must contribute to its pension plans as legally mandated; inability to accurately predict cash outlays related to defined benefit pension plan; inaccurate assessment of our tax liability as a result of acquisitions and tax audits; inherent uncertainty surrounding the litigation process and the fact that litigation could result in substantial cost and diversion of our management’s attention; inability to accurately predict pricing pressures, changes to our customer base, the strength of our competition in Asia, product mix variability, seasonal buying patterns and excess device manufacturing capacity; delays in introducing new product programs; unexpected interruptions in manufacturing new products; inability to accurately predict market acceptance of new products; lack of resources set aside for investment in R&D and unanticipated investment and post-acquisition costs in research and development related to acquired businesses; unanticipated SG&A expenses and inaccuracies as to the impact of SG&A expenses on the Company’s financial condition; inherent difficulties in predicting lease settlements and income from subleases; inability to successfully implement strategic opportunities and expand our customer base, expertise and diversify our product portfolio; unanticipated complications with our acquisitions that weaken our core business; inability to grow through organic initiatives; difficulties in quantifying the Company’s obligation to contribute funds to pension and post-retirement benefits plans of acquired subsidiaries; changes in actuarial assumptions; inherent unpredictability related to the valuation of foreign currencies, and other factors set forth in “Risk Factors” and elsewhere herein. Further, our future business, financial condition and results of operations could differ materially from those anticipated by such forward-looking statements and are subject to risks and uncertainties including the risks set forth above and in Part II, Item 1A “Risk Factors” set forth in this Form 10-Q. Moreover, neither the Company assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. The Company is under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable optical and commercial laser innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection and enhancement.

To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement, Communications and Commercial Optical Products, and Advanced Optical Technologies.

Communications Test and Measurement

The CommTest business segment is a leading provider of instruments, service-assurance systems, and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, fixed, and mobile) deploying triple- and quad-play (voice, video, data, and wireless) services.

JDSU CommTest solutions accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as Voice over Internet Protocol (VoIP) and Internet Protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

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

JDSU CommTest customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, TalkTalk, Tata, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, EMC, Hewlett-Packard, and IBM.

Communications and Commercial Optical Products

The CCOP business segment is a leading provider of products and technologies used in the optical communications and commercial laser markets.

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

Diode lasers from JDSU’s CCOP segment combine with optical filters from the Company’s AOT business segment to create a unique gesture recognition solution. Gesture recognition systems enable people to control technology with natural body gestures instead of using a remote, mouse or other device. Emerging gesture recognition systems simplify the way that people interact with technology, and are first being used in applications for home entertainment and computing.

CCOP Laser Products serve a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output and with ultraviolet (UV), visible, and IR wavelengths. The broad portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. Core laser technologies include continuous-wave, q-switched, and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Our commercial optical products include diode, direct-diode, diode-pumped solid-state (DPSS), and gas lasers.

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

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products includes Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Hans Laser. Customers for Photovoltaic Products include Amplifier Research, Areva, CEPRI, ETS-Lindgren, and Siemens.

Advanced Optical Technologies

The AOT business segment leverages its core technology strengths in optics and materials science to manage light and/or color effects for a wide variety of markets from product security to space exploration. AOT consists of the Authentication Solutions group, the Custom Optics Products group, and the Flex Products group.

The Authentication Solutions group provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT color-shifting and holographic technologies, safeguard brands across a wide-range of industries, including document security, transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, licensing, and fast-moving consumer goods industries.

The Custom Optics Products group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include gesture recognition, night-vision goggles, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, and 3D cinema.

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group’s high-end printing services produce labels for a wide variety of commercial and industrial products, and its color-shifting pigments protect the currencies of more than 90 countries globally.

The AOT business segment serves customers such as BAE Systems, BASF, Dolby, Dupont, ITT, Kingston, Lockheed Martin, MasterCard, Northrup Grumman, Pan Pacific, PPG, Seiko-Epson, and SICPA. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do major issuers of transaction cards. JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont.

RECENTLY ADOPTED AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Adopted and Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our significant accounting policies during the three and six months ended January 1, 2011, from those disclosed in our 2010 Form 10-K, with the exception of our accounting policy for revenue recognition on multi-element arrangements.

In October 2009, the FASB issued new revenue recognition accounting standards with respect to certain software-enabled products and multiple-element arrangements. We adopted these standards at the beginning of our first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010. For transactions entered into prior to the first quarter of fiscal 2011, revenues will continue to be recognized based on prior revenue recognition guidance.

Starting in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, we allocate revenue to each element based on the relative selling price of each element. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires the use of Vendor Specific Objective Evidence (“VSOE”) of fair value if available, third party evidence (“TPE”) if VSOE is not available, or best estimated selling price (“BESP”) if neither VSOE nor TPE is available.

We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in rare instances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available we use BESP. We establish BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, we apply judgment in establishing pricing strategies and evaluating market conditions and product lifecycles. The determination of BESP is made through consultation with and approval by Segment management. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

If the transactions entered into or materially modified on or after July 4, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the three months and six months ended January 1, 2011, would decrease by approximately $4.0 million and $6.0 million respectively. This change is less than 1% of reported net revenue for the three and six months ended January 1, 2011.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	January 1, 2011	January 2, 2010	Change	Percentage Change	January 1, 2011	January 2, 2010	Change	Percentage Change
Segment Net Revenue:
CommTest	$227.7	$176.0	$51.7		$404.4	$318.6	$85.8
CCOP	191.1	112.3	78.8		359.1	213.4	145.7
AOT	54.7	54.6	0.1		115.2	108.7	6.5

Net revenue	$473.5	$342.9	$130.6	38.1%	$878.7	$640.7	$238.0	37.1%

Gross profit	$213.8	$138.2	$75.6	54.7%	$387.1	$255.3	$131.8	51.6%
Gross margins	45.2%	40.3%			44.1%	39.8%

Research and development	60.2	41.5	18.7	45.1%	116.6	81.3	35.3	43.4%
Percentage of net revenue	12.7%	12.1%			13.3%	12.7%

Selling, general and Administrative	109.5	95.2	14.3	15.0%	216.7	187.9	28.8	15.3%
Percentage of net revenue	23.1%	27.8%			24.7%	29.3%

Amortization of other Intangibles	8.0	6.5	1.5	23.1%	16.6	13.5	3.1	23.0%
Percentage of net revenue	1.7%	1.9%			1.9%	2.1%

Restructuring and related Charges	2.5	8.0	(5.5)	-68.8%	2.8	13.1	(10.3)	-78.6%
Percentage of net revenue	0.5%	2.3%			0.3%	2.0%

Net Revenue

Net revenue in the three months ended January 1, 2011 increased $130.6 million, or 38.1%, to $473.5 million from $ 342.9 million compared to the same period a year ago. The increase is primarily due to an increased demand for products in our CCOP and CommTest business segments. The growth in our CCOP segment primarily resulted from an increase in demand for our Circuit Packs, Commercial Diode Lasers, Pluggables, ROADMs and Tunable product lines. The increase in our CommTest segment came primarily from the acquisition of the NSD business as well as increased demand for our Instruments business. Our AOT segment experienced similar demand levels to those of the same period a year ago.

Net revenue in the six months ended January 1, 2011 increased $238.0 million, or 37.1%, to $878.7 million from $ 640.7 million compared to the same period a year ago. The increase is primarily due to increased demand for our CCOP and CommTest products. The growth in our CCOP segment primarily resulted from an increase in demand for our Circuit Packs, Commercial Diode Lasers, Solid State Lasers, Modulators, Pluggables, ROADMs and Tunable product lines. The increase in our CommTest segment came primarily from the acquisition of the NSD business as well as increased demand for our Instruments business. Our AOT business also experienced moderate growth over the same period a year ago, primarily in the Custom Optics Products group.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asian-based competition, excess device manufacturing capacity within the communications and commercial optical industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communications industry consolidations is expected to continue, directly affecting our CCOP and CommTest customer base and adding additional risk and uncertainty to our financial and business predictability.

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

We operate primarily in three geographic regions: Americas, EMEA and Asia. The following table presents net revenue by geographic regions (in millions):

	For the Three Months Ended		For the Six Months Ended
	January 1, 2011	January 2, 2010	January 1, 2011	January 2, 2010
Net revenue:
Americas	$240.2	$172.7	$440.5	$323.6
EMEA	121.5	94.8	225.7	174.8
Asia-Pacific	111.8	75.4	212.5	142.3

Total net revenue	$473.5	$342.9	$878.7	$640.7

Net revenue from customers outside the Americas represented 49% and 50%, respectively, of net revenue for the three months ended January 1, 2011 and January 2, 2010, and 50% and 49%, respectively, of net revenue for the six months ended January 1, 2011 and January 2, 2010. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from international customers to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

Gross Margin

Gross margin in the three months ended January 1, 2011, increased 4.9 percentage points to 45.2% from 40.3% compared to the same period a year ago. The increase in gross margin is primarily due to: the increase in volume of Circuit Packs, Solid State Lasers, Commercial Diode Lasers, Modulators, Pluggables, ROADMs, and Tunable product lines in our CCOP segment; and better product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010 and higher absorption of manufacturing cost driven by increased demand in our CommTest segment. Gross margin decreased slightly in the AOT segment due to change in product mix arising from cyclical decline in currency which was offset by strength in coatings and transaction cards. Gross margin excluding amortization expense of acquired developed technologies in the three months ended January 1, 2011 increased 4.2 percentage points to 48.1% from 43.9% compared to the same period a year ago.

Gross margin in the six months ended January 1, 2011, increased 4.2 percentage points to 44.1% from 39.8% compared to the same period a year ago. The increase in gross margin is primarily due to: the increase in volume of Circuit Packs, Solid State Lasers, Commercial Diode Lasers, Modulators Pluggables, ROADMs, and Tunable product lines in our CCOP segment; and better product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010 and higher absorption of manufacturing cost driven by increased demand in our CommTest segment. Gross margin decreased slightly in the AOT segment due to change in product mix arising from cyclical decline in currency which was offset by strength in coatings and transaction cards. Gross margin excluding amortization expense of acquired developed technologies in the six months ended January 1, 2011 increased 3.6 percentage points to 47.3% from 43.7% compared to the same period a year ago.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, certain suppliers’ constraints, and factory utilization and execution issues, could result in quarterly variability of our gross margin.

In addition to the risks and uncertainties discussed under “Net Revenue” above, we face additional risks and uncertainties associated with new product introductions that could impact future gross margins. New product programs and introductions, which due to their large scale, restricted field testing and limited production manufacturers with adequate capabilities, have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross margin.

Research and Development (“R&D”)

R&D expense for the three months ended January 1, 2011 increased $18.7 million, or 45.1%, to $60.2 million from $ 41.5 million compared to the same period a year ago. As a percentage of revenue, R&D expense increased slightly from 12.1% to 12.7%. The increase is primarily due to the acquisition of the NSD business and its associated R&D costs as well as an increased focus on developing new product platforms to drive future growth. R&D expense for the six months ended January 1, 2011 increased $35.3 million, or 43.4%, to $116.6 million from $ 81.3 million compared to the same period a year ago. As a percentage of revenue, R&D expense remained flat at 13.3%. The increase is primarily due to the acquisition of the NSD business and its associated R&D costs as well as an increased focus on developing new product platforms to drive future growth.

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

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended January 1, 2011 increased $14.3 million, or 15.0%, to $109.5 million from $ 95.2 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 23.1% compared to 27.8% in the same period a year ago. The dollar increase in SG&A expense is primarily due to the acquisition of the NSD business and its associated SG&A expenses, along with higher sales commissions due to increased revenues and increased variable incentive pay due to improved operating performance. SG&A expense for the six months ended January 1, 2011 increased $28.8 million, or 15.3%, to $216.7 million from $ 187.9 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 24.7% compared to 29.3% in the same period a year ago. The dollar increase in SG&A expense for both periods is primarily due to the acquisition of the NSD business and its associated SG&A expenses, along with higher sales commissions due to increased revenues and increased variable incentive pay due to improved operating performance.

We intend to continue to address our SG&A expenses and reduce these expenses as a percentage of revenue. We have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as litigation and dispute related expensess and accruals, which could increase our SG&A expenses, and potentially impact our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of recent acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will result in consistent profitability under current and expected revenue levels.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. We expect to recognize estimated annual cost savings of $29.0 million in fiscal 2011 as a result of the restructuring activities. See “Note 11. Restructuring and Related Charges” for more detail.

As of January 1, 2011, our total restructuring accrual was $10.4 million. During the three and six months ended January 1, 2011, we incurred restructuring expenses of $2.5 million and $2.8 million, respectively. During the three and six months ended January 2, 2010, we incurred restructuring expenses of $8.0 million and $13.1 million, respectively.

During the second quarter of fiscal 2011, we recorded $2.5 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.4 million for severance and benefits primarily in the CommTest segment and primarily relates to the continued implementation of the EMEA early retirement program; (ii) $0.9 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites in U.S. or to contract manufacturers, and the reduction in force of our manufacturing support organization across all sites; and (iii) $1.2 million primarily due to additional lease exit cost based on current market conditions in the CCOP segment which was the result of our continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended January 1, 2011.

During the first quarter of fiscal 2011, we recorded $0.3 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.2 million for severance and benefits primarily in the CommTest segment and relates to the continued implementation of the EMEA early retirement program; (ii) $0.8 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the U.S., the transfer of certain production processes into existing sites in U.S., and the reduction in force of our manufacturing support organization across all sites; and (iii) $0.7 million benefit primarily to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations. No new employees were notified for termination during the three months ended October 2, 2010. Payments related to lease costs are expected to be paid by the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2010, we recorded $3.4 million in restructuring and related charges. The charges were primarily the result of the following: (i) $1.8 million for severance and benefits primarily in the CommTest segment; (ii) $0.3 million for manufacturing transfer costs primarily in the CommTest segment; and (iii) $1.3 million to adjust the accrual for previously restructured leases, primarily in the CCOP segment. 42 employees were notified for termination, 10 in manufacturing, 27 in research and development and 5 in sales, general and administrative functions. Of these notified employees, 35 were located in North America, one was located in Latin America 4 were located in Asia and 2 were located in Europe. As of January 1, 2011, 36 of these employees have been terminated. Payments related to severance and benefits are expected to be paid off by end of fiscal 2011. Payments related to lease costs are expected to be paid by the second quarter of fiscal 2012.

During the fourth quarter of fiscal 2009, we recorded $18.5 million in restructuring and related charges. The charges are primarily of the following: (i) $10.4 million for severance and benefits primarily in the CommTest segment; (ii) $4.7 million for manufacturing transfer cost primarily in the CCOP segment; and (iii) $3.4 million to adjust accruals on previously restructured leases primarily for the CCOP segment. 257 employees were notified for termination, 104 in manufacturing, 58 in research and development and 95 in selling, general and administrative functions. Of these notified employees, 139 were located in North America, 30 were located in Asia, and 88 were located in Europe. As of January 1, 2011, 195 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2016.

During the first quarter of fiscal 2009, we recorded $2.6 million in restructuring and related charges. The charges are primarily of the following: (i) $2.0 million for severance and benefits primarily in the CCOP segment, which were the result of the closure of Lasers manufacturing in San Jose, California related to transfer and consolidation into a contract manufacturer in Asia, and the closure of a site in Louisville, Colorado for further consolidation; (ii) $0.2 million for manufacturing transfer cost primarily in the CCOP segment; and (iii) $0.4 million to adjust accruals on previously restructured leases primarily for the CCOP segment. 203 employees were notified for termination, 181 in manufacturing, 19 in research and development and three in selling, general and administrative functions. Of these notified employees, 200 were located in North America, 2 were located in Asia, and one was located in Europe. As of January 1, 2011, 181 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2011.

During the fourth quarter of fiscal 2008, we recorded $3.7 million in restructuring and related charges. The charges are primarily of the following: (i) $3.4 million for severance and benefits primarily in the CommTest segment; and (iii) $0.3 million on leases primarily for the CCOP segment. 32 employees were notified for termination, 7 in manufacturing, 14 in research and development and 11 in selling, general and administrative functions. Of these notified employees, 19 were located in North America, one was located in Asia, and 12 were located in Europe. As of January 1, 2011, 22 of these employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2013. Payments related to lease costs are expected to be paid by third quarter of fiscal 2018. In addition during fiscal 2008, we also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $4.7 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income (Expense), Net

During the three months ended January 1, 2011, interest and other income (expense), net was $1.6 million, which remained flat compared to the same period a year ago.

During the six months ended January 1, 2011, interest and other income (expense), net was $5.1 million, an increase of $ 0.1 million compared to the same period a year ago.

Interest Expense

During the three months ended January 1, 2011, interest expense was $6.4 million, an increase of $ 0.1 million compared to the same period a year ago primarily due to the increase of amortized debt discount cost.

During the six months ended January 1, 2011, interest expense was $12.7 million, an increase of $ 0.5 million compared to the same period a year ago primarily due to the increase of amortized debt discount cost.

Provision for Income Tax

We recorded an income tax expense of $5.2 million and $3.1 million for the three months and six months ended January 1, 2011, respectively. We recorded an income tax expense of $1.7 million and $2.4 million for the three and six months ended January 2, 2010, respectively.

The income tax expense recorded for the three months and six months ended January 1, 2011, primarily relates to income tax in certain foreign and state jurisdictions based our forecasted pre-tax income for the respective year in those locations. The income tax expense for the three and six months ended January 1, 2011 includes the recognition of $0.7 and $5.2 million respectively of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions. The income tax expense recorded for the three and six months ended January 2, 2010, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

As of January 1, 2011 and July 3, 2010 our unrecognized tax benefits totaled $60.5 million and $65.2 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $23.3 million accrued for the payment of interest and penalties at January 1, 2011.

Operating Segment Information (in millions)

	Three Months Ended				Six Months Ended
	January 1, 2011	January 2, 2010	Change	Percentage Change	January 1, 2011	January 2, 2010	Change	Percentage Change
Communications Test and Measurement
Net revenue	$227.7	$176.0	$51.7	29.4%	$404.4	$318.6	$85.8	26.9%
Operating income	44.8	31.5	13.3	42.2%	66.4	49.5	16.9	34.2%
Communications and Commercial Optical Products
Net revenue	191.1	112.3	78.8	70.2%	359.1	213.4	145.7	68.3%
Operating income	34.0	3.2	30.8	962.5%	58.2	1.7	56.5	3323.5%
Advanced Optical Technologies
Net revenue	54.7	54.6	0.1	0.2%	115.2	108.7	6.5	6.0%
Operating income	17.7	19.6	(1.9)	-9.5%	39.8	40.2	(0.4)	-0.9%

The increase in operating income for the CommTest segment during the three months ended January 1, 2011 compared to the same period a year ago is due to better product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010, as well as improved gross margins resulting from higher absorption of manufacturing cost driven by increased demand. The increase in operating income for the CommTest segment during the six months ended January 1, 2011 compared to the same quarter a year ago is due to better product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010, as well as improved gross margins resulting from higher absorption of manufacturing cost driven by increased demand.

The increase in operating income for the CCOP segment during the three months ended January 1, 2011 compared to the same period a year ago is due to the full effect of cost reduction initiatives undertaken early in fiscal year 2010, the growth in revenues in most product lines, and the introduction of new product platforms which improved the profitability of our portfolio. The increase in operating income for CCOP segment during the six months ended January 1, 2011 compared to the same period a year ago is due to the full effect of cost reduction initiatives undertaken early in fiscal year 2010, the growth in revenues in most product lines, and the introduction of new product platforms which improved the profitability of our portfolio.

The decrease in operating income for the AOT segment during the three months ended January 1, 2011 compared to the same period a year ago due to unfavorable product mix and higher R&D operating expenses. The slight decrease in operating income for the AOT segment during the six months ended January 1, 2011 compared to the same period a year ago due to unfavorable product mix and higher R&D operating expenses.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at January 1, 2011 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of January 1, 2011, approximately 87.7% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of January 1, 2011, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that the Company owns. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended January 1, 2011, we have not realized investment losses but can provide no assurances that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of January 1, 2011, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $655.3 million, an increase of $55.2 million from July 3, 2010. Cash and cash equivalents increased by $68.4 million in the six months ended January 1, 2011, primarily due to the cash generated by operating activities of $96.4 million, cash inflows from the net proceeds from sales and maturities of investments of $15.1 million and $8.7 million from the exercise of stock options and the issuance of stock under employee stock plans, offset by the use of $51.6 million for the purchases of property, plant and equipment across all three segments.

During the six months ended January 1, 2011, cash provided by operating activities was $96.4 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $127.1 million, and changes in operating assets and liabilities that used $30.7 million related primarily to an increase in accounts receivable of $63.3 million due to a significant increase of revenue in the last month of the fiscal quarter and an increase in inventories of $16.6 million, offset by an increase in accrued expenses and other current and non-current liabilities of $27.6 million primarily attributable to an increase in current and non-current deferred revenue, an increase in accrued payroll and related expenses of $13.4 million, and an increase in accounts payable of $7.4 million due to increased inventory level as a result of business growth.

During the six months ended January 2, 2010, cash provided by operating activities was $56.0 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $44.4 million, and changes in operating assets and liabilities that provided $11.6 million related primarily to a decrease in other current assets of $23.9 million, a decrease in inventories of $23.4 million and an increase in accrued payroll and related expenses of $9.4 million, offset by an increase of $37.2 million in accounts receivable, a decrease in accounts payable of $7.2 million and a reduction in deferred taxes of $2.1 million.

Investing activities for six months ended January 1, 2011 used $36.2 million, primarily related to cash used for the purchase of property, plant and equipment of $51.6 million, and an increase in restricted cash of $0.3 million, offset by the net proceeds from sales and maturities of investments of $15.1 million. Since we continue to invest in new technology, lab equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during the six months ended January 1, 2011 to increase our manufacturing capacity in China and the U.S., to set up and/or improve facilities and purchase equipment to support our newly-acquired NSD business, and to upgrade our information technology systems and initiatives.

During the six months ended January 2, 2010, cash provided by investing activities was $23.4 million, primarily related to net proceeds from sales and maturities of investments of $93.8 million, dividends received of $2.0 million and net proceeds received from the divestiture of business of $1.5 million, offset by the use of $43.0 million for acquisitions, purchases of property, plant and equipment of $17.7 million and an increase in restricted cash of $13.6 million.

During the six months ended January 1, 2011, cash provided by financing activities was $4.7 million, primarily related to the issuance of common stock under our employee stock option programs and employee stock plans of $8.7 million, offset by payments on capital lease obligations of $3.8 million.

Financing activities for the six months ended January 2, 2010 used cash of $2.9 million, primarily related to payments on capital leases obligations of $5.1 million offset by the issuance of common stock under our employee stock option programs and employee stock plans of $2.2 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	increase in accounts receivables, inventory and capital expenditure to support the revenue growth of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment term including early pay discounts to manage their own liquidity positions;

•	negotiation of favorable payment term including early pay discounts with our suppliers;

•	timing management of payments to our suppliers;

•	factoring or sale of accounts receivables;

•	volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities; and

•	potential funding of pension liability either voluntarily or as required by law or regulation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At January 1, 2011, our pension plans were under funded by $86.7 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.8 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of January 1, 2011, the value of plan assets had increased approximately 9.8% since July 3, 2010, our most recent fiscal year end.

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

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Please refer to “Note 14. Employee Defined Benefit Plans” for further discussion.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward contracts outstanding as of January 1, 2011.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 43.4	$43.3
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY 67.2	10.2
British Pound (contracts to buy GBP / sell USD)	GBP 3.9	6.0
Euro (contracts to sell EUR / buy USD)	EUR 19.5	25.7
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 120.7	15.5
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 43.8	15.5
Mexican Peso (contracts to buy MXN / sell USD)	MXN 48.6	3.9
Australian Dollar (contracts to sell AUD / buy USD)	AUD 7.2	7.2
Brazilian Real (contracts to sell BRL / buy USD)	BRL 3.9	2.3
Japanese Yen (contracts to sell JPY / buy USD)	JPY 434.9	5.3

Total USD notional amount of outstanding foreign exchange contracts		$134.9

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at January 1, 2011.

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

Long-Term Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of January 1, 2011 and July 3, 2010, the fair market values of the Zero Coupon Senior Convertible Notes were approximately nil and $0.2 million and the fair market values of the 1% Senior Convertible Notes were $308.3 million and $289.7 million, respectively. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

The material set forth in “Note 16. Commitments and Contingencies” of our Notes to Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 3, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	Removed and Reserved

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following documents are filed as Exhibits to this report:

Exhibit No.	Exhibit Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.LAB	XBRL Taxonomy Extension Calculation

101.PRE	XBRL Taxonomy Extension Presentation

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

Date: February 8, 2011