Form 10-Q
period 2011-04-02
JDS UNIPHASE CORP /CA/
filed 2011-05-10
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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

As of April 30, 2011, the Registrant had 226,980,410 shares of common stock outstanding, including 4,023,990 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Net revenue	$454.0	$332.3	$1,332.7	$973.0
Cost of sales	240.0	188.1	703.4	548.7
Amortization of acquired technologies	14.3	12.3	42.5	37.1

Gross profit	199.7	131.9	586.8	387.2

Operating expenses:
Research and development	60.6	42.2	177.2	123.5
Selling, general and administrative	110.9	92.8	327.6	280.7
Amortization of other intangibles	8.0	6.3	24.6	19.8
Restructuring and related charges	7.6	1.2	10.4	14.3

Total operating expenses	187.1	142.5	539.8	438.3

Income (loss) from operations	12.6	(10.6)	47.0	(51.1)
Interest and other income (expense), net	0.1	3.5	5.2	8.5
Interest expense	(6.2)	(5.9)	(18.9)	(18.1)

Income (loss) from continuing operations before income taxes	6.5	(13.0)	33.3	(60.7)
(Benefit) provision for income taxes	(32.1)	(1.7)	(29.0)	0.7

Income (loss) from continuing operations, net of tax	38.6	(11.3)	62.3	(61.4)
Loss from discontinued operations, net of tax	—	(0.6)	—	(1.9)

Net income (loss)	$38.6	$(11.9)	$62.3	$(63.3)

Basic net income (loss) per share from:
Continuing operations	$0.17	$(0.05)	$0.28	$(0.28)
Discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.17	$(0.05)	$0.28	$(0.29)

Diluted net income (loss) per share from:
Continuing operations	$0.16	$(0.05)	$0.27	$(0.28)
Discontinued operations	—	—	—	(0.01)

Net income (loss)	$0.16	$(0.05)	$0.27	$(0.29)

Shares used in per share calculation:
Basic	225.6	219.4	223.4	218.4
Diluted	235.4	219.4	231.1	218.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	April 2, 2011	July 3, 2010

ASSETS
Current assets:
Cash and cash equivalents	$407.8	$340.2
Short-term investments	256.7	227.4
Restricted cash	36.0	32.5
Accounts receivable, net (Note 6)	334.5	271.8
Inventories, net	163.8	125.7
Prepayments and other current assets	63.9	77.0

Total current assets	1,262.7	1,074.6

Property, plant and equipment, net	231.9	183.0
Goodwill	66.4	66.0
Intangible assets, net	296.7	357.4
Long-term investments	4.6	5.1
Other non-current assets	51.7	17.5

Total assets	$1,914.0	$1,703.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$154.4	$137.4
Accrued payroll and related expenses	59.9	62.9
Income taxes payable	21.2	19.8
Deferred revenue	89.3	45.3
Accrued expenses	41.3	47.7
Other current liabilities	40.3	37.8

Total current liabilities	406.4	350.9

Long-term debt	281.1	267.1
Other non-current liabilities	189.7	176.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 227 million shares at April 2, 2011 and 221 million shares at July 3, 2010, issued and outstanding	0.2	0.2
Additional paid-in capital	69,633.8	69,574.0
Accumulated deficit	(68,618.3)	(68,680.6)
Accumulated other comprehensive income	21.1	15.1

Total stockholders’ equity	1,036.8	908.7

Total liabilities and stockholders’ equity	$1,914.0	$1,703.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	April 2, 2011	April 3, 2010

OPERATING ACTIVITIES:
Net income (loss)	$62.3	$(63.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	47.5	44.0
Asset retirement obligations and deferred rent expenses	0.6	(5.4)
Amortization expense of acquired technologies and other intangibles	67.1	56.9
Stock-based compensation	29.9	33.1
Amortization of debt issuance costs and debt discount	14.6	13.3
Non-cash changes in short term investments	2.7	2.0
(Gain) loss on sale of investments and assets, net	(3.1)	2.1
Impairment in fair value of investments	0.2	1.2
Change in equity investments	—	(2.0)
Allowance for doubtful accounts	0.6	1.0
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	(54.9)	(51.4)
Inventories	(32.4)	21.6
Other current and non-current assets	(17.6)	23.6
Accounts payable	14.9	4.0
Income taxes payable	(4.6)	(5.5)
Deferred revenue, current and non-current	54.5	17.8
Accrued payroll and related expenses	(11.9)	2.8
Accrued expenses and other current and non-current liabilities	(21.1)	(23.5)

Net cash provided by operating activities	149.3	72.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(251.0)	(347.9)
Maturities and sales of investments	220.1	507.7
Changes in restricted cash	(2.0)	(23.2)
Acquisition of businesses, net of cash acquired	—	(44.0)
Purchases of long-term investments	—	(0.5)
Acquisition of property and equipment	(85.8)	(26.1)
Proceeds from sale of assets, net of selling costs	0.7	3.0
Dividends received from long-term investments	—	2.0

Net cash (used in) provided by investing activities	(118.0)	71.0

FINANCING ACTIVITIES:
Redemption of convertible debt	(0.2)	—
Payment of financing obligations	(5.7)	(5.2)
Issuance of stock pursuant to employee stock plans	36.7	8.4

Net cash provided by financing activities	30.8	3.2

Effect of exchange rate changes on cash and cash equivalents	5.5	0.2
Increase in cash and cash equivalents	67.6	146.7
Cash and cash equivalents at beginning of period	340.2	286.9

Cash and cash equivalents at end of period	$407.8	$433.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of April 2, 2011 and for the three and nine months ended April 2, 2011 and April 3, 2010 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010.

The balance sheet as of July 3, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 2, 2011 and April 3, 2010 may not be indicative of results for the year ending July 2, 2011 or any future periods.

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

Note 2. Recently Adopted and Recently Issued Accounting Pronouncements

In November 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

occurred as of the beginning of the prior annual period. The guidance is effective for the Company for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012. The Company is currently evaluating the potential impact, if any, of the adoption of this guidance on its consolidated financial statements.

In April 2010, the FASB issued authoritative guidance clarifying that share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity shares trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company does not expect the adoption of this guidance will impact its consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price (“BESP”) for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. In addition, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

Update to Significant Accounting Policies

Starting in fiscal 2011, when a sales arrangement contains multiple elements and software and non-software components function together to deliver the tangible products’ essential functionality, the Company allocates revenue to each element based on the relative selling price of each element. Under this approach, the selling price of a deliverable is determined by using a selling price hierarchy which requires use of VSOE of fair value if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available.

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

If the transactions entered into or materially modified on or after July 4, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the three and nine months ended April 2, 2011, would decrease by approximately $1.0 million and $6.5 million respectively. This change is less than 1% of reported net revenue for the three and nine months ended April 2, 2011.

There have been no material changes to the Company’s significant accounting policies during the three and nine months ended April 2, 2011 and April 3, 2010 from those disclosed in the Company’s 2010 Form 10-K, with the exception of our accounting policy for revenue recognition.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Earnings Per Share

Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Numerator:
Income (loss) from continuing operations, net of tax	$38.6	$(11.3)	$62.3	$(61.4)
Loss from discontinued operations, net of tax	—	(0.6)	—	(1.9)

Net income (loss)	$38.6	$(11.9)	$62.3	$(63.3)

Denominator:
Weighted-average number of common shares outstanding
Basic	225.6	219.4	223.4	218.4
Diluted	235.4	219.4	231.1	218.4
Income (loss) from continuing operations, net of tax - basic	$0.17	$(0.05)	$0.28	$(0.28)
Loss from discontinued operations, net of tax - basic	—	—	—	(0.01)

Net income (loss) per share - basic	$0.17	$(0.05)	$0.28	$(0.29)

Income (loss) from continuing operations, net of tax - diluted	$0.16	$(0.05)	$0.27	$(0.28)
Loss from discontinued operations, net of tax - diluted	—	—	—	(0.01)

Net income (loss) per share - diluted	$0.16	$(0.05)	$0.27	$(0.29)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Stock options and ESPP	1.5	12.4	4.5	15.2
Restricted shares and stock units	—	6.1	—	6.5

Total potentially dilutive securities	1.5	18.5	4.5	21.7

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

At April 2, 2011 and July 3, 2010, balances for the components of accumulated other comprehensive income were as follows (in millions):

	April 2, 2011	July 3, 2010

Unrealized gains (losses) on available-for-sale investments, net of tax	$(1.9)	$0.7
Foreign currency translation gains, net of tax	16.5	7.9
Defined benefit obligation, net of tax	6.5	6.5

Accumulated other comprehensive income	$21.1	$15.1

The components of comprehensive income (loss) were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010

Net income (loss)	$38.6	$(11.9)	$62.3	$(63.3)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	0.3	0.1	(2.6)	2.4
Net change in cumulative translation adjustment, net of tax	4.3	2.2	8.6	(2.1)
Net change in defined benefit obligation, net of tax	—	—	—	0.1

Net change in other comprehensive income (loss)	4.6	2.3	6.0	0.4

Comprehensive income (loss)	$43.2	$(9.6)	$68.3	$(62.9)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	July 3, 2010	Charged to Costs and Expenses	Deduction (1)	April 2, 2011
Allowance for doubtful accounts	$2.6	$0.6	$(0.5)	$2.7
Allowance for sales returns	0.4	—	—	0.4

Total accounts receivable reserves	$3.0	$0.6	$(0.5)	$3.1

(1)	Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	April 2, 2011	July 3, 2010
Deferred cost of sales	$15.3	$17.0
Finished goods	64.2	43.7
Work in process	27.6	25.4
Raw materials and purchased parts	56.7	39.6

Total inventories, net	$163.8	$125.7

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	April 2, 2011	July 3, 2010
Land	$16.4	$17.0
Buildings and improvements	38.9	35.2
Machinery and equipment	343.9	295.5
Furniture, fixtures, software and office equipment	156.3	146.2
Leasehold improvements	77.0	57.7
Construction in progress	36.9	25.0

	669.4	576.6
Less: Accumulated depreciation	(437.5)	(393.6)

Property, plant and equipment, net	$231.9	$183.0

At April 2, 2011 and July 3, 2010, property, plant and equipment, net included $18.0 million and $20.0 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See “Note 16. Commitments and Contingencies” for more detail.

During the three months ended April 2, 2011 and April 3, 2010, the Company recorded $16.6 million and $14.1 million of depreciation expense, respectively. During the nine months ended April 2, 2011 and April 3, 2010, the Company recorded $ 47.5 million and $44.0 million of depreciation expense, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	April 2, 2011	July 3, 2010
Prepaid assets	$40.8	$42.5
Deferred income tax	1.3	1.8
Refundable income taxes	1.6	4.0
Other receivables	11.2	21.8
Other current assets	9.0	6.9

Total prepayments and other current assets	$63.9	$77.0

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	April 2, 2011	July 3, 2010
Acquisition holdbacks and other related liabilities	$—	$0.3
Deferred compensation plan	5.7	5.2
Warranty accrual	7.6	7.3
VAT liabilities	4.8	4.6
Restructuring accrual	10.3	7.1
Deferred income tax	2.0	2.1
Other	9.9	11.2

Total other current liabilities	$40.3	$37.8

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	April 2, 2011	July 3, 2010
Pension accrual and post employment benefits	$88.3	$77.1
Deferred taxes	7.4	8.5
Restructuring accrual	5.1	6.7
Financing obligation	29.6	30.2
Non-current income taxes payable	9.8	14.1
Asset retirement obligations	9.5	7.4
Long-term deferred revenue	26.7	16.2
Other	13.3	16.7

Total other non-current liabilities	$189.7	$176.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interest and Other Income (Expense), Net

The components of interest and other income, net were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Interest income	$0.8	$1.3	$2.9	$5.0
Foreign exchange gains (losses), net	(0.9)	(0.4)	(1.5)	(0.3)
Gain on equity investments	—	—	—	2.0
Gain (loss) on sale of investments	0.1	(0.2)	3.4	(0.1)
Impairment of investments	(0.2)	(0.6)	(0.2)	(1.2)
Other income (expense), net	0.3	3.4	0.6	3.1

Total interest and other income (expense), net	$0.1	$3.5	$5.2	$8.5

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At April 2, 2011, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$33.6	$—	$—	$33.6
Agencies
U.S.	50.3	0.2	(0.1)	50.4
Municipal bonds and sovereign debt instruments	5.1	—	—	5.1
Asset-backed securities	23.7	0.5	—	24.2
Corporate securities	156.9	1.3	—	158.2

Total available-for-sale securities	$269.6	$2.0	$(0.1)	$271.5

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities. As of April 2, 2011, of the total estimated fair value, $15.9 million was classified as cash and cash equivalents, $251.0 million was classified as short-term investments, and $4.6 million was classified as long-term investments.

In addition to the amounts presented above, at April 2, 2011, the Company’s short-term investments classified as trading securities, which includes both debt and equity securities, were $5.7 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and nine months ended April 2, 2011, the Company recorded $0.2 million of other-than-temporary impairment in each respective period. During the three and nine months ended April 3, 2010, the Company recorded $0.6 million and $1.2 million of other-than-temporary impairment, respectively.

At April 2, 2011, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. agencies	$0.1	$—	$0.1

Total gross unrealized losses	$0.1	$—	$0.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

At April 2, 2011, contractual maturities of the Company’s debt securities classified as available-for-sale securities and trading securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$176.0	$177.2
Amounts maturing in 1 - 5 years	91.8	91.9
Amounts maturing more than 5 years	2.8	3.4

Total debt securities	$270.6	$272.5

At July 3, 2010, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$27.1	$0.1	$—	$27.2
Agencies
U.S.	47.0	0.4	—	47.4
Foreign	2.9	—	—	2.9
Municipal bonds and sovereign debt instruments	1.5	—	—	1.5
Asset-backed securities	30.1	—	(1.1)	29.0
Corporate securities	128.8	2.0	(0.1)	130.7

Total debt securities	237.4	2.5	(1.2)	238.7
Marketable equity securities	0.4	3.8	—	4.2

Total available-for-sale securities	$237.8	$6.3	$(1.2)	$242.9

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities. Marketable equity securities that are classified as available-for-sale securities are carried at cost and classified as long-term investments. As of July 3, 2010, of the total estimated fair value, $15.3 million was classified as cash and cash equivalents, $222.5 million was classified as short-term investments, and $5.1 million was classified as long-term investments.

In addition to the amounts presented above, at July 3, 2010, the Company’s short-term investments classified as trading securities, which include both debt and equity securities, were $4.9 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

At July 3, 2010, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$1.1	$1.1
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$1.1	$1.2

At July 3, 2010, contractual maturities of the Company’s debt securities classified as available-for-sale securities and trading securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$141.0	$142.5
Amounts maturing in 1 - 5 years	92.4	93.2
Amounts maturing more than 5 years	4.8	3.8

Total debt securities	$238.2	$239.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Long-Term Investments

The components of the Company’s long-term investments were as follows (in millions):

	April 2, 2011	July 3, 2010
Available-for-sale debt securities	$4.6	$5.1

Fair Value Measurements

Assets measured at fair value are summarized below (in millions):

		Fair value measurement as of April 2, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$33.6	$33.6	$—
Agencies
U.S.	50.4	37.0	13.4
Municipal bonds and sovereign debt instruments	5.1	—	5.1
Asset-backed securities	24.2	—	24.2
Corporate securities	158.2	—	158.2

Total debt available-for-sale securities	271.5	70.6	200.9
Money market instruments and funds	380.8	339.8	41.0
Trading securities	5.7	5.7	—

Total assets (1)	$658.0	$416.1	$241.9

(1)	$355.7 million included in cash and cash equivalents, $256.7 million in short-term investments, $36.0 million in restricted cash, $5.0 million in other non-current assets and $4.6 million in long-term investments on the Company’s consolidated balance sheet.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The bond parity derivatives related to the convertible notes are classified within Level 1 because they are valued using quoted market prices in active markets. The fair value of the derivatives is approximately zero.

During the three and nine months ended April 2, 2011, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

As of July 3, 2010 and during the three and nine months ended April 2, 2011, the company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both April 2, 2011 and July 3, 2010, is approximately zero.

Note 8. Goodwill

The Company’s goodwill balance as of April 2, 2011 was $66.4 million, which consisted of $58.1 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The Company’s goodwill balance as of July 3, 2010 was $66.0 million, which consisted of $57.7 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2010, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended April 2, 2011 and April 3, 2010.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired technology and other intangibles (in millions):

As of April 2, 2011:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired technology	$517.4	$(329.8)	$187.6
Other	297.0	(197.7)	99.3

Total intangibles subject to amortization	814.4	(527.5)	286.9
Indefinite life intangibles	9.8	—	9.8

Total intangibles	$824.2	$(527.5)	$296.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of July 3, 2010:	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.4	$(288.1)	$229.3
Other	275.5	(158.7)	116.8

Total intangibles subject to amortization	792.9	(446.8)	346.1
Indefinite life intangibles	11.3	—	11.3

Total intangibles	$804.2	$(446.8)	$357.4

During the three and nine months ended April 2, 2011, the Company recorded $22.3 million and $67.1 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three and nine months ended April 3, 2010, the Company recorded $18.6 million and $56.9 million, respectively, of amortization expense relating to acquired technology and other intangibles.

During fiscal 2009, the Company repurchased $100.0 million aggregate principal amount of the notes for $56.6 million in cash. As of April 2, 2011, the total amount of the 1% Senior Convertible Notes outstanding is $325.0 million.

Based on the carrying amount of acquired technology and other intangibles as of April 2, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2011	$20.9
2012	81.1
2013	64.8
2014	39.4
2015	31.6
Thereafter	49.1

Total amortization	$286.9

The acquired technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	April 2, 2011	July 3, 2010
1% senior convertible notes	$281.1	$267.1
Zero coupon senior convertible notes	—	0.2

Total convertible debt	281.1	267.3
Less: current portion	—	(0.2)

Total long-term debt	$281.1	$267.1

Based on quoted market prices, as of April 2, 2011 and July 3, 2010, the fair market value of the 1% Senior Convertible Notes was approximately $350.1 million and $289.7 million, respectively. During the second quarter of fiscal 2011 the company repaid the remainder of Zero Coupon Senior Convertible Notes outstanding. As of July 3, 2010, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of April 2, 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of April 2, 2011, the remaining term of the 1% Senior Convertible Notes is 2.1 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of April 2, 2011, the unamortized portion of the debt issuance cost related to the notes was $1.6 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	April 2, 2011	July 3, 2010
Carrying amount of equity component, net of equity issuance cost	$155.1	$155.1

Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(43.9)	(57.9)

Carrying amount of liability component	$281.1	$267.1

The following table presents the interest expense for the contractual interest and the amortization of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8	$2.4	$2.4
Interest expense-amortization of debt discount	4.7	4.4	13.9	12.8

Zero Coupon Senior Convertible Notes

On October 31, 2003, the Company completed the sale of $475.0 million aggregate principal amount of Zero Coupon Senior Convertible Notes due in 2010. Proceeds from the notes amounted to $462.3 million after issuance costs. Between March 2007 and March 2009, the Company repurchased or redeemed $474.8 million aggregate principal amount of the notes for $455.1 million in cash. The Company repaid the remaining outstanding amount of the Zero Coupon Senior Convertible Note during the second quarter of fiscal 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Outstanding Letters of Credit

As of April 2, 2011, the Company had 15 standby letters of credit totaling $40.0 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of April 2, 2011, the Company’s total restructuring accrual was $15.4 million. During the three and nine months ended April 2, 2011, the Company incurred restructuring expenses of $7.6 million and $10.4 million, respectively. During the three and nine months ended April 3, 2010, the Company incurred restructuring expenses of $1.2 million and $14.3 million, respectively.

During the third quarter of fiscal 2011, the Company recorded $7.6 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans. The new restructuring plans in the current quarter related to the following:

•

Re-organization in Commtest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This will result in termination of employment, exit of facilities and manufacturing transfer cost over the next 12 months. As a result, a restructuring charge of $6.8 million was recorded for severance and employee benefits for approximately 170 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

•

Outsourcing a portion of manufacturing in the AOT segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs over the next 6 months. As a result, a restructuring charge of $0.9 million was recorded for severance and related employee benefits for approximately 40 employees in manufacturing operations. The employees being affected are located in North America. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2012.

The Company also incurred restructuring and related charges on previously announced restructuring plans in the third fiscal quarter on the following: (i) $0.5 million on continued implementation of the EMEA early retirement program; (ii) $0.3 million for manufacturing transfer costs primarily in the Commtest segment which were the result of the transfer of certain production processes into existing sites in U.S. or to contract manufacturers; and (iii) benefit of $0.9 million primarily to adjust the accrual for previously restructured leases in the Communications and Commercial Optical Products (“CCOP”) segment which were the result of the Company’s continued efforts to reduce and/or consolidate manufacturing locations.

In the first quarter of fiscal 2010 the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC, a component of Commtest segment which was considered as discontinuing operations for financial reporting purposes. As part of the discontinued operations the Company exited its office facility in the state of Florida, United States spread over two fiscal quarters. The Company accrued a total of $1.2 million for the fair value of contractual obligations under the operating lease, net of sublease income. Payments related to the lease costs are expected to be paid by second quarter of fiscal 2012.

In fiscal 2010 the Company exited facilities in the state of Maryland and Indiana in the United States as part of its restructuring plan in Commtest segment to reduce and/or consolidate manufacturing locations. The Company accrued a total of $4.7 million for the fair value of contractual obligations under the operating lease, net of sublease income. Payments related to the lease costs are expected to be paid by second quarter of fiscal 2012 and second quarter of fiscal 2015 for its facilities in the state of Maryland and Indiana, respectively.

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its Commtest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of April 2, 2011, 51 employees have been terminated. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2016.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the fourth quarter of fiscal 2008, the Company entered into an early retirement program for certain employees within the research and development function in its site in Germany in the Commtest segment to improve cost and operational efficiencies. 10 employees were affected by the plan. As of April 2, 2011, 7 employees have been terminated. Payment related to severance and benefits are expected to be paid by third quarter of fiscal 2013. In addition during fiscal 2008, the Company also recorded a lease exit charge, net of assumed sub-lease income, of $5.4 million related to the Ottawa facility that was included in selling, general and administrative expenses. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of July 3, 2010	$4.5	$—	$9.3	$13.8	$6.1
Restructuring and related charges	0.2	0.8	(0.7)	0.3	0.3
Adjustment from non-restructuring accounts	0.4	—	—	0.4	—
Cash payments	(1.1)	(0.8)	(2.0)	(3.9)	(0.3)

Accrual balance as of October 2, 2010	$4.0	$—	$6.6	$10.6	$6.1

Restructuring and related charges	$0.4	$0.9	$1.2	$2.5	$0.2
Adjustment from non-restructuring accounts	0.4	—	—	0.4	—
Cash payments	(0.4)	(0.9)	(1.8)	(3.1)	(0.1)

Accrual balance as of January 1, 2011	$4.4	$—	$6.0	$10.4	$6.2

Restructuring and related charges	$8.1	$0.3	$(0.8)	$7.6	$0.2
Adjustment from non-restructuring accounts	(0.1)	—	—	(0.1)	(0.1)
Cash payments	(0.8)	(0.3)	(1.4)	(2.5)	(0.2)

Accrual balance as of April 2, 2011	$11.6	$—	$3.8	$15.4	$6.1

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	April 2, 2011	July 3, 2010
Current	$10.3	$7.1
Non-current	5.1	6.7

Total	$15.4	$13.8

The non-current portion of the restructuring accrual is included as a component of other non-current liabilities in the Company’s Consolidated Balance Sheet. In addition, restructuring expenses are not allocated at the reporting segments level.

Other lease exit costs relating to the Ottawa facility are included in other liabilities as follows (in millions):

	April 2, 2011	July 3, 2010
Current	$0.8	$0.7
Non-current	5.3	5.4

Total	$6.1	$6.1

Note 12. Income Tax

The Company recorded an income tax benefit of $32.1 million and $29.0 million for the three months and nine months ended April 2, 2011, respectively. The Company recorded an income tax benefit of $1.7 million and an expense of $0.7 million for the three and nine months ended April 3, 2010, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The income tax benefit recorded for the three months and nine months ended April 2, 2011, primarily relates to a $34.9 million release of the deferred tax valuation allowance for a non-US jurisdiction. The tax benefit was offset by income tax expense in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations. In addition, the income tax benefit for the nine months ended April 2, 2011, includes the recognition of $5.2 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax benefit and tax expense recorded for the three and nine months ended April 3, 2010, respectively, primarily related to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations offset by the recognition of $3.9 million of uncertain tax benefits related to the expiration of the statute of limitations in non-US jurisdictions.

The income tax expense or benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases and decreases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

During the quarter ended April 2, 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, finalization of the Company’s reorganization activity during the quarter, and a forecast of future taxable income sufficient to realize a portion of such deferred tax assets prior to the expiration of certain net operating loss and credit carryforwards. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter. The Company’s conclusion that it is more likely than not that a portion of such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded. Conversely, if the Company generates taxable income materially greater than what was forecasted, then a further release of valuation allowance may be possible.

As of April 2, 2011 and July 3, 2010, the Company’s unrecognized tax benefits totaled $61.5 million and $65.2 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $23.7 million accrued for the payment of interest and penalties at April 2, 2011.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 2, 2011 and April 3, 2010 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Cost of sales	$1.6	$1.4	$4.0	$4.0
Research and development	2.3	2.1	6.2	6.7
Selling, general and administrative	7.0	6.5	19.7	22.4

	$10.9	$10.0	$29.9	$33.1

Approximately $1.2 million of stock-based compensation was capitalized as inventory at April 2, 2011.

The Company primarily issues stock options and Full Value Awards under the 2003 Equity Incentive Plan (the “2003 Plan”). On November 30, 2010, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under this plan by 12,200,000 shares. As of April 2, 2011, common stock available for grant was 18.4 million shares for these awards.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Stock Option Exchange

On November 5, 2010, the Company completed an Offer to Exchange Certain Stock Options for a Number of Restricted Stock Units, Replacement Options or Cash (the “Exchange Offer”). Pursuant to the Exchange Offer, 3,555,241 eligible stock options were tendered, representing approximately 83.0% of the total stock options eligible for exchange. The Company granted a total of 230,494 new restricted stock units (“RSU”) and 64,763 replacement options in exchange for the eligible stock options surrendered. The grant date fair value of the new RSUs and the exercise price of the replacement options is $11.40, which was the closing price of the Company’s common stock on November 5, 2010 as reported by the NASDAQ Stock Market. The Company also paid a total of $0.2 million to certain participating employees who would have received in the aggregate less than 100 RSUs or replacement options upon exchange.

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

The following is a summary of options activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 3, 2010	16.8	$21.54
Granted	2.7	10.27
Forfeited	(0.4)	5.01
Exercised	(0.5)	5.59
Canceled	(0.3)	77.57

Balance as of October 2, 2010	18.3	19.75
Granted	0.4	12.07
Forfeited	(0.1)	10.06
Exercised	(0.5)	6.63
Canceled	(4.5)	51.30

Balance as of January 1, 2011	13.6	9.57

Granted	0.4	20.06
Forfeited	(0.1)	6.20
Exercised	(2.9)	8.31

Balance as of April 2, 2011	11.0	10.23

As of April 2, 2011, $17.5 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”)

The JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, has 50.0 million shares authorized to be issued, under which 7.0 million shares remained available for issuance as of April 2, 2011.

As of April 2, 2011, $1.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2012.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

A summary of the status of the Company’s non-vested Full Value Awards as of April 2, 2011 and changes during the same period is presented below (amounts in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted- average grant- date fair value
Non-vested at July 3, 2010	0.3	5.1	5.4	$8.49
Awards granted	0.1	2.2	2.3	10.38
Awards vested	(0.3)	(0.5)	(0.8)	8.90
Awards forfeited	—	(0.2)	(0.2)	8.76

Non-vested at October 2, 2010	0.1	6.6	6.7	9.10
Awards granted	—	0.7	0.7	12.27
Awards vested	(0.1)	(0.4)	(0.5)	6.27
Awards forfeited	—	(0.1)	(0.1)	9.43

Non-vested at January 1, 2011	—	6.8	6.8	9.62

Awards granted	—	0.4	0.4	20.90
Awards vested	—	(0.3)	(0.3)	6.38
Awards forfeited	—	(0.1)	(0.1)	10.43

Non-vested at April 2, 2011	—	6.8	6.8	10.35

As of April 2, 2011, $50.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

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

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Expected term (in years)	4.8	4.7	0.5	0.5
Expected volatility	58.2%	56.0%	50.0%	64.0%
Risk-free interest rate	1.4%	2.4%	0.2%	0.3%

During the three and nine month period ended April 2, 2011, the Company granted 225,000 and 874,000 shares of stock options with market conditions for which the fair values are estimated on the dates of grant using the Lattice valuation model.

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of April 2, 2011 the UK plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

summarized below. No other required contributions to defined benefit plans are expected in fiscal 2011, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Pension Benefits
Service cost	$0.1	$—	$0.3	$—
Interest cost	1.4	1.4	3.9	4.5
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(0.9)
Recognized net actuarial (gains)/losses	—	(0.2)	—	(0.6)

Net periodic benefit cost	$1.2	$0.9	$3.3	$3.0

Underlying both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.1 million related to its defined benefit pension plans during fiscal 2011 to make current benefit payments and fund future obligations. As of April 2, 2011, approximately $3.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation (PBO) at July 3, 2010.

Note 15. Related Party Transactions

Fabrinet Inc. (“Fabrinet”)

During fiscal 2010 the Company held an investment in Fabrinet, a publicly held contract manufacturing company. As of July 3, 2010, the Company owned 393,150 shares of Fabrinet’s common stock that was reported as short-term available-for-sale investment. Since the Company subsequently sold the remaining shares on July 6, 2010 Fabrinet was no longer a related party from that date forward. The Company did not engage in any material transactions with Fabrinet between July 4, 2010, and July 6, 2010, the period in fiscal 2011 when Fabrinet was a related party.

KLA-Tencor Corporation (“KLA-Tencor”)

As of April 2, 2011, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010		April 2, 2011	July 3, 2010
Sales:					Receivables:
Fabrinet (1) *	$—	$3.0	$—	$7.3	Fabrinet (1)	$—	$3.5
KLA-Tencor	1.7	—	4.4	2.2	KLA-Tencor	0.9	0.3

	$1.7	$3.0	$4.4	$9.5		$0.9	$3.8

Purchases:					Payables:
Fabrinet (1)	$—	$21.9	$—	$52.9	Fabrinet (1)	$—	$21.1
KLA-Tencor	—	—	—	—	KLA-Tencor	—	—

	$—	$21.9	$—	$52.9		$—	$21.1

*	Sales are related to sale of inventory

(1)	No numbers were reported for Fabrinet for the three and six months ended January 1, 2011 as it is no longer a related party as of July 6, 2010.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of April 2, 2011 and July 3, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Balance as of beginning of period	$7.6	$6.3	$7.3	$7.3
Provision for warranty	1.2	1.8	4.7	5.0
Utilization of reserve	(1.2)	(1.8)	(4.4)	(6.0)

Balance as of end of period	$7.6	$6.3	$7.6	$6.3

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

As of April 2, 2011, of the total financing obligation related to Santa Rosa, $0.7 million was included in Other current liabilities, and $29.6 million was included in Other non-current liabilities. As of July 3, 2010, $0.6 million was included in Other current liabilities, and $30.2 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

During the three months ended April 2, 2011 and April 3, 2010, the Company recorded amortization expense of $0.6 million in each period. During the nine months ended April 2, 2011 and April 3, 2010, the Company recorded amortization expense of $1.7 million in each period.

Future Minimum Financing Payments – Santa Rosa and Payment Plan Agreement for Software Licenses

As of April 2, 2011, future minimum financing payments of the perpetual software licenses and financing obligation are as follows (in millions):

Fiscal Years
Remainder of 2011	$1.6
2012	5.6
2013	2.9
2014	2.7
2015	2.7
Thereafter	33.6

Total	$49.1

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

The Company provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU also provides commercial laser innovation for materials processing and creates security technologies for brand protection and document authentication, optical thin-film coatings for light management in a variety of applications, and custom color solutions for product and brand enhancement. The Company’s major business segments are:

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

The Advanced Optical Technologies (“AOT”) segment provides innovative optical solutions for security and brand-differentiation applications and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. AOT also provides multilayer product-security solutions for a number of markets. These solutions deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended July 3, 2010. The Company evaluates segment performance based on operating income (loss) excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, restructuring and related charges, income taxes, or non-operating income and expenses to its segments as highlighted in the table below.

JDS UNIPHASE CORPORATION

REPORTABLE SEGMENT INFORMATION

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net revenue:
Communications Test and Measurement	$189.2	$145.7	$603.4	$466.0
Communications and Commercial Optical Products	209.4	128.6	568.5	342.0
Advanced Optical Technologies	56.8	58.6	172.0	167.3
Deferred revenue related to purchase accounting adjustment	(1.4)	(0.6)	(11.2)	(2.3)

Net revenue	$454.0	$332.3	$1,332.7	$973.0

Operating income (loss):
Communications Test and Measurement	$22.6	$11.5	$89.0	$61.0
Communications and Commercial Optical Products	39.6	12.6	97.8	14.3
Advanced Optical Technologies	17.9	22.5	57.7	62.7
Corporate	(25.1)	(24.5)	(72.0)	(77.6)

Total segment operating income	55.0	22.1	172.5	60.4
Unallocated amounts:
Stock-based compensation	(10.9)	(10.0)	(29.9)	(33.1)
Acquisition-related charges and amortization of intangibles	(23.7)	(19.2)	(78.4)	(59.2)
Loss on disposal of long-lived assets	(0.2)	(0.5)	(0.2)	(1.5)
Restructuring and related charges	(7.6)	(1.2)	(10.4)	(14.3)
Realignment and other charges	—	(1.8)	(6.6)	(3.4)
Interest and other income	0.1	3.5	5.2	8.5
Interest expense	(6.2)	(5.9)	(18.9)	(18.1)

Income (loss) from continuing operations before income taxes	$6.5	$(13.0)	$33.3	$(60.7)

Note 18. Discontinued Operations

On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC (“da Vinci”). Da Vinci represented a separate component of the CommTest segment and is considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which was comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for the three and nine months ended April 3, 2010 was zero and $0.8 million, respectively. Net loss for the three and nine months ended April 3, 2010 was $(0.6) million and $(2.1) million, respectively. Total loss from discontinued operations for the three and nine months ended April 3, 2010 was $(0.6) million and $(1.9) million, respectively. There is no tax effect associated with this transaction.

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

JDSU CommTest customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti, British Telecom, China Telecom, Comcast, Deutsche Telecom, France Telecom, TalkTalk, Tata, Telefonica, Telmex, TimeWarner, Verizon and many others. JDSU test and measurement customers also include many of the network equipment manufacturers served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Storage customers include Brocade, EMC, Hewlett-Packard, and IBM.

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

CCOP provides two lines of Photovoltaic Products. Concentrated photovoltaic (CPV) cell products convert light into electrical energy, enabling high-efficiency solar cells and receiver assemblies. Photonic Power (PP) products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products includes Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Applied Biosystems, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Hans Laser. Customers for Photovoltaic Products include Amplifier Research, Areva, CEPRI, ETS-Lindgren, and Siemens.

Advanced Optical Technologies

The AOT business segment leverages its core technology strengths in optics and materials science to manage light and/or color effects for a wide variety of markets from product security to space exploration. AOT consists of the Authentication Solutions group, the Custom Optics Products group, and the Flex Products group.

The Authentication Solutions group provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT color-shifting and holographic technologies, safeguard brands across a wide-range of industries, including document security, transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, licensing, and fast-moving consumer goods industries. The group’s high-end printing services produce labels for a wide variety of commercial and industrial products.

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

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group’s color-shifting pigments protect the currencies of more than 90 countries globally.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our significant accounting policies during the three and nine months ended April 2, 2011, from those disclosed in our 2010 Form 10-K, with the exception of our accounting policy for revenue recognition on multi-element arrangements.

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

If the transactions entered into or materially modified on or after July 4, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the three months and nine months ended April 2, 2011, would decrease by approximately $1.0 million and $6.5 million, respectively. This change is less than 1% of reported net revenue for the three and nine months ended April 2, 2011.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 2, 2011	April 3, 2010	Change	Percentage Change	April 2, 2011	April 3, 2010	Change	Percentage Change
Segment Net Revenue:
CommTest	$187.8	$145.1	$42.7		$592.2	$463.7	$128.5
CCOP	209.4	128.6	80.8		568.5	342.0	226.5
AOT	56.8	58.6	(1.8)		172.0	167.3	4.7

Net revenue	$454.0	$332.3	$121.7	36.6%	$1,332.7	$973.0	$359.7	37.0%

Gross profit	$199.7	$131.9	$67.8	51.4%	$586.8	$387.2	$199.6	51.5%
Gross margins	44.0%	39.7%			44.0%	39.8%

Research and development	60.6	42.2	18.4	43.6%	177.2	123.5	53.7	43.5%
Percentage of net revenue	13.3%	12.7%			13.3%	12.7%

Selling, general and administrative	110.9	92.8	18.1	19.5%	327.6	280.7	46.9	16.7%
Percentage of net revenue	24.4%	27.9%			24.6%	28.8%

Amortization of other intangibles	22.3	18.6	3.7	19.9%	67.1	56.9	10.2	17.9%
Percentage of net revenue	4.9%	5.6%			5.0%	5.8%

Restructuring and related charges	7.6	1.2	6.4	533.3%	10.4	14.3	(3.9)	(27.3)%
Percentage of net revenue	1.7%	0.4%			0.8%	1.5%

Net Revenue

Net revenue in the three months ended April 2, 2011 increased $121.7 million, or 36.6%, to $454.0 million from $332.3 million compared to the same period a year ago. The increase is primarily due to an increased demand for products in our CCOP and CommTest business segments. The growth in revenue in our CCOP segment primarily resulted from an increase in demand for our Circuit Packs, Commercial Diode Lasers, Pluggables, ROADMs and Tunable product lines. The increase in revenue in our CommTest segment is primarily the result of the NSD business acquisition as well as increased demand for our products from our Instruments business. Our AOT segment experienced slightly lower demand in its currency products group, which was partially offset by increases in our transaction cards products and gesture recognition products.

Net revenue in the nine months ended April 2, 2011 increased $359.7 million, or 37.0%, to $1,332.7 million from $973.0 million compared to the same period a year ago. The increase is primarily due to increased demand for our CCOP and CommTest products. The growth in revenue in our CCOP segment primarily resulted from an increase in demand for our Circuit Packs, Commercial Diode Lasers, Solid State Lasers, Modulators, Pluggables, ROADMs and Tunable product lines. The increase in revenue in our CommTest segment is primarily the result of the NSD business acquisition as well as increased demand for our products from our Instruments business. Our AOT business also experienced moderate growth over the same period a year ago, primarily in the coatings and transaction card groups.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that will limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asian-based competition, excess device manufacturing capacity within the communications and commercial optical industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) seasonal buying patterns; and (d) continuing service provider business model uncertainty, which causes demand, revenue and profitability measure unpredictability at each level of the communications industry. Moreover, the current trend of communication industry consolidations is expected to continue, directly affecting our CCOP and CommTest customer base and adding additional risk and uncertainty to our financial and business predictability.

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

We operate primarily in three geographic regions: Americas, EMEA and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2011	April 3, 2010	April 2, 2011	April 3, 2010
Net revenue:
Americas	$207.5	$151.0	$648.0	$474.6
EMEA	127.3	95.8	353.0	270.7
Asia-Pacific	119.2	85.5	331.7	227.7

Total net revenue	$454.0	$332.3	$1,332.7	$973.0

Net revenue from customers outside the Americas represented 54% and 55%, respectively, of net revenue for the three months ended April 2, 2011 and April 3, 2010, and 51% and 51%, respectively, of net revenue for the nine months ended April 2, 2011 and April 3, 2010. Net revenue was assigned to geographic regions based on the customers’ shipment locations. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

Gross Margin

Gross margin in the three months ended April 2, 2011, increased 4.3 percentage points to 44.0% from 39.7% compared to the same period a year ago. The increase in gross margin is primarily due to: the increase in volume of Circuit Packs, Solid State Lasers, Commercial Diode Lasers, Modulators, Pluggables, ROADMs, and Tunable product lines in our CCOP segment and higher absorption of manufacturing cost driven by the increased demand in our CCOP segment; and improved product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010 and higher absorption of manufacturing cost driven by increased demand in our CommTest segment. Gross margin decreased slightly in the AOT segment due to change in product mix arising from cyclical decline in currency which was offset by strength in coatings and transaction cards. Gross margin excluding amortization expense of acquired developed technologies in the three months ended April 2, 2011 increased 3.7 percentage points to 47.1% from 43.4% compared to the same period a year ago.

Gross margin in the nine months ended April 2, 2011, increased 4.2 percentage points to 44.0% from 39.8% compared to the same period a year ago. The increase in gross margin is primarily due to: the increase in volume of Circuit Packs, Solid State Lasers, Commercial Diode Lasers, Modulators, Pluggables, ROADMs, and Tunable product lines in our CCOP segment and higher absorption of manufacturing cost driven by the increased demand in our CCOP segment; and improved product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010 and higher absorption of manufacturing cost driven by increased demand in our CommTest segment. Gross margin decreased slightly in the AOT segment due to change in product mix arising from cyclical decline in currency which was offset by strength in coatings and transaction cards. Gross margin excluding amortization expense of acquired developed technologies in the nine months ended April 2, 2011 increased 3.6 percentage points to 47.2% from 43.6% compared to the same period a year ago.

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

Research and Development (“R&D”)

R&D expense for the three months ended April 2, 2011 increased $18.4 million, or 43.6%, to $60.6 million from $42.2 million compared to the same period a year ago. As a percentage of revenue, R&D expense increased from 12.7% to 13.3%. The increase is primarily due to the acquisition of the NSD business and its associated R&D costs, an increased focus on developing new product platforms to drive future growth, as well as increased variable incentive pay due to improved operating performance. R&D expense for the nine months ended April 2, 2011 increased $53.7 million, or 43.5%, to $177.2 million from $123.5 million compared to the same period a year ago. As a percentage of revenue, R&D expense increased from 12.7% to 13.3%. The increase is primarily due to the acquisition of the NSD business and its associated R&D costs, an increased focus on developing new product platforms to drive future growth, as well as increased variable incentive pay due to improved operating performance.

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

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended April 2, 2011 increased $18.1 million, or 19.5%, to $110.9 million from $92.8 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 24.4% compared to 27.9% in the same period a year ago. The dollar increase in SG&A expense is primarily due to the acquisition of the NSD business and its associated SG&A expenses, along with higher sales commissions due to increased revenues and increased variable incentive pay due to improved operating performance. SG&A expense for the nine months ended April 2, 2011 increased $46.9 million, or 16.7%, to $327.6 million from $280.7 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 24.6% compared to 28.8% in the same period a year ago. The dollar increase in SG&A expense for both periods is primarily due to the acquisition of the NSD business and its associated SG&A expenses, along with higher sales commissions due to increased revenues and increased variable incentive pay due to improved operating performance.

We intend to continue to address our SG&A expenses and reduce these expenses as a percentage of revenue. We have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as litigation and dispute related expenses and accruals, which could increase our SG&A expenses, and potentially impact our profitability expectations, in any particular quarter. We are also increasing SG&A expenses in the near term to complete the integration of acquisitions, particularly with respect to business infrastructure and systems matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will result in consistent profitability under current and expected revenue levels.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate our operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. We expect to recognize estimated annual cost savings of approximately $19.0 million as a result of the restructuring activities in fiscal 2011. See “Note 11. Restructuring and Related Charges” for more detail.

As of April 2, 2011, the our total restructuring accrual was $15.4 million. During the three and nine months ended April 2, 2011, we incurred restructuring expenses of $7.6 million and $10.4 million, respectively. During the three and nine months ended April 3, 2010, we incurred restructuring expenses of $1.2 million and $14.3 million, respectively.

During the third quarter of fiscal 2011, we recorded $7.6 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans. The new restructuring plans in the current quarter related to the following:

•

Re-organization in Commtest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This will result in termination of employment, exit of facilities and manufacturing transfer cost over the next 12 months. As a result, a restructuring charge of $6.8 million was recorded for severance and employee benefits for approximately 170 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

•

Outsourcing a portion of manufacturing in the AOT segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs over the next 6 months. As a result, a restructuring charge of $0.9 million was recorded for severance and related employee benefits for approximately 40 employees in manufacturing operations. The employees being affected are located in North America. Payments related to severance and benefits are expected to be paid off by the second quarter of fiscal 2012.

We also incurred restructuring and related charges on previously announced restructuring plans in the third fiscal quarter on the following: (i) $0.5 million, primarily on continued implementation of the EMEA early retirement program; (ii) $0.3 million for manufacturing transfer costs primarily in the Commtest segment which were the result of the transfer of certain production processes into existing sites in the United States. or to contract manufacturers; and (iii) benefit of $0.9 million primarily to adjust the accrual for previously restructured leases in the CCOP segment which were the result of the our continued efforts to reduce and/or consolidate manufacturing locations.

During the third quarter of fiscal 2010, we recorded $1.2 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily of the following: (i) $0.1 million for severance and benefits; (ii) $0.5 million for manufacturing transfer costs primarily in the Commtest segment; and (iii) $0.6 million to adjust the accrual for previously restructured leases, primarily in the CCOP segment. Payments related to lease costs are expected to be paid through fiscal 2015. Payments related to severance and benefits were paid off by end of first quarter of fiscal 2011.

During the nine months ended April 2, 2011, we recorded $10.4 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans and are primarily of the following: (i) $8.7 million for severance and benefits primarily towards the restructuring plans announced in current quarter for Commtest and AOT segment and continued implementation of the EMEA early retirement program; (ii) $2.0 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites around the world or to contract manufacturers, and the reduction in force of our manufacturing support organization across all sites; and (iii) $0.3 million benefit arising primarily from $0.8 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of the our continued efforts to reduce and/or consolidate manufacturing locations offset by accrual for previously restructured leases. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2012.

During the nine months ended April 3, 2010, we recorded $14.3 million in restructuring and related charges. The charges are primarily of the following: (i) $5.1 million for severance and benefits of which $3.0 million primarily in the CommTest segment which relates to the sale of certain non-core assets, the transformation of the Europe, Middle East, and Africa (“EMEA”) sales force from a direct customer-oriented team to a channel partners-oriented sales force, and the completion of the EMEA early retirement program and $2.0 million was primarily in Corporate that were the result of bringing the our selling, general and administrative expenses more in line with its targeted future financial models, and impacted selling, finance, legal, information technology and business development functions; (ii) $8.0 million for manufacturing transfer cost primarily in the CCOP segment, which were the result of closure of sites in Milpitas, California and Louisville, Colorado, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of our manufacturing support organization across all sites; and (iii) $1.2 million arising from $4.5 million charges for restructured leases primarily in the CommTest segment to reduce and consolidate manufacturing locations offset primarily by a net $3.3 million reduction to adjust the accrual for previously restructured leases in the CCOP segment. Payments related to lease costs are expected to be paid through fiscal 2015. Payments related to severance and benefits were paid off by end of first quarter of fiscal 2011.

Our ability to generate sublease income, as well as our ability to terminate lease obligations at the amounts estimated, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $4.5 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated cost to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income (Expense), Net

During the three months ended April 2, 2011, interest and other income (expense), decreased by $3.4 million compared to the same period a year ago. The decrease is primarily due to $3.4 million of gains recorded in conjunction with a securities related class action lawsuit with Nortel in the third quarter of fiscal 2010 compared to none in the third quarter of fiscal 2011.

During the nine months ended April 2, 2011, interest and other income (expense), net was $5.2 million, a decrease of $3.3 million compared to the same period a year ago. The decrease is primarily due to $3.4 million of gains recorded in conjunction with a securities related class action lawsuit with Nortel in the third quarter of fiscal 2010 compared to none in the third quarter of fiscal 2011.

Interest Expense

During the three months ended April 2, 2011, interest expense was $6.2 million, an increase of $0.3 million compared to the same period a year ago primarily due to an increase in amortized debt discount cost.

During the nine months ended April 2, 2011, interest expense was $18.9 million, an increase of $0.8 million compared to the same period a year ago primarily due to an increase in amortized debt discount cost.

Provision for Income Tax

We recorded an income tax benefit of $32.1 million and $29.0 million for the three months and nine months ended April 2, 2011, respectively. We recorded an income tax benefit of $1.7 million and an expense of $0.7 million for the three and nine months ended April 3, 2010, respectively.

The income tax benefit recorded for the three months and nine months ended April 2, 2011, primarily relates to a $34.9 million release of the deferred tax valuation allowance for a non-US jurisdiction. The tax benefit was offset by income tax expense in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations. In addition, the income tax benefit for the nine months ended April 2, 2011, includes the recognition of $5.2 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax benefit and tax expense recorded for the three and nine months ended April 3, 2010, respectively, primarily related to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations offset by the recognition of $3.9 million of uncertain tax benefits related to the expiration of the statute of limitations in non-US jurisdictions.

The income tax expense or benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases and decreases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

During the quarter ended April 2, 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, finalization of our reorganization activity during the quarter and a forecast of future taxable income sufficient to realize a portion of such deferred tax assets prior to the expiration of certain net operating loss and credit carryforwards. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter. Our conclusion that it is more likely than not that a portion of such deferred tax assets will be realized is strongly influenced by our forecast of future taxable income. We believe our forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if we realize materially less future taxable income than forecasted or have material unforeseen losses, then our ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded. Conversely, if we generate taxable income materially greater than what was forecasted, then a further release of valuation allowance may be possible.

As of April 2, 2011 and July 3, 2010, our unrecognized tax benefits totaled $61.5 million and $65.2 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $23.7 million accrued for the payment of interest and penalties at April 2, 2011.

Operating Segment Information (in millions)

	Three Months Ended				Nine Months Ended
	April 2, 2011	April 3, 2010	Change	Percentage Change	April 2, 2011	April 3, 2010	Change	Percentage Change
Communications Test and Measurement
Net revenue	$187.8	$145.1	$42.7	29.4%	$592.2	$463.7	$128.5	27.7%
Operating income	22.6	11.5	11.1	96.5%	89.0	61.0	28.0	45.9%
Communications and Commercial Optical Products
Net revenue	209.4	128.6	80.8	62.8%	568.5	342.0	226.5	66.2%
Operating income	39.6	12.6	27.0	214.3%	97.8	14.3	83.5	583.9%
Advanced Optical Technologies
Net revenue	56.8	58.6	(1.8)	(3.1)%	172.0	167.3	4.7	2.8%
Operating income	17.9	22.5	(4.6)	(20.4)%	57.7	62.7	(5.0)	(8.0)%

The increase in operating income for the CommTest segment during the three months ended April 2, 2011 compared to the same period a year ago is due to improved product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010, as well as improved gross margins resulting from higher absorption of manufacturing cost driven by increased demand. The increase in operating income for the CommTest segment during the nine months ended April 2, 2011 compared to the same quarter a year ago is due to favorable product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010, as well as improved gross margins resulting from higher absorption of manufacturing cost driven by increased demand.

The increase in operating income for the CCOP segment during the three months ended April 2, 2011 compared to the same period a year ago is due to growth in revenue in most product lines, and the introduction of new product platforms which improved the profitability of our portfolio. The increase in operating income for CCOP segment during the nine months ended April 2, 2011 compared to the same period a year ago is due to the full effect of cost reduction initiatives undertaken early in fiscal year 2010, the growth in revenues in most product lines, and the introduction of new product platforms which improved the profitability of our portfolio.

The decrease in operating income for the AOT segment during the three months ended April 2, 2011 compared to the same period a year ago due to unfavorable product mix and higher R&D operating expenses. The decrease in operating income for the AOT segment during the nine months ended April 2, 2011 compared to the same period a year ago due to unfavorable product mix and higher R&D operating expenses.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at April 2, 2011 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of April 2, 2011, approximately 87.0% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of April 2, 2011, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality. Nevertheless, widening of market credit spreads and bid-ask spreads has impacted both pricing and liquidity of certain investment securities that the Company owns. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended April 2, 2011, we have not realized material investment losses but can provide no assurances that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of April 2, 2011, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $700.5 million, an increase of $100.4 million from July 3, 2010. Cash and cash equivalents increased by $67.6 million in the nine months ended April 2, 2011, primarily due to the cash generated by operating activities of $149.3 million and cash proceeds from the exercise of stock options and the issuance of stock under employee stock purchase plan of $36.7 million, offset by $85.8 million used for the purchases of property, plant and equipment and $30.9 million of net cash outflows used for the purchase of available-for-sale investments.

During the nine months ended April 2, 2011, cash provided by operating activities was $149.3 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $222.4 million, and changes in operating assets and liabilities that used $73.1 million related primarily to an increase in accounts receivable of $54.9 million due to a significant increase in revenue compared to the same period a year ago, an increase in inventories of $32.4 million, an increase in other current and non-current assets of $17.6 million, a decrease in accrued expenses and other current and non-current liabilities of $21.1 million and a decrease in accrued payroll and related expenses of $11.9 million, offset by an increase in deferred revenue of $54.5 million primarily related to the NSD business and an increase in accounts payable of $14.9 million.

During the nine months ended April 3, 2010, cash provided by operating activities was $72.3 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and various gains and losses of $82.9 million, and changes in operating assets and liabilities that used $10.6 million related primarily to an increase in accounts receivable of $51.4 million, a decrease in accrued expenses and other current and non-current liabilities of $23.5 million and a decrease in income taxes payable of $5.5 million, offset by a decrease in other current and non-current assets of $23.6, a decrease in inventory of $21.6 million, an increase in deferred revenue of $17.8 million and an increase in accounts payable of $4.0 million.

Investing activities for nine months ended April 2, 2011 used $118.0 million, primarily related to cash used for the purchase of property, plant and equipment of $85.8 million, net cash outflows used for the purchase of available-for-sale investments of $30.9 million and an increase in restricted cash of $2.0 million. Since we continue to invest in new technology, lab equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during the nine months ended April 2, 2011 to increase our manufacturing capacity in China and the U.S., to set up and/or improve facilities and purchase equipment to support our NSD business, and to upgrade our information technology systems.

During the nine months ended April 3, 2010, cash provided by investing activities was $71.0 million, primarily related to net proceeds from sales and maturities of investments of $159.8 million, dividends received from long-term investments of $2.0 million and net proceeds received from the divestiture of business of $2.0 million, offset by the use of $44.0 million for acquisitions, purchases of property, plant and equipment of $26.1 million and an increase in restricted cash of $23.2 million.

During the nine months ended April 2, 2011, cash provided by financing activities was $30.8 million, primarily related to the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $36.7 million offset by payments on financing obligations of $5.7 million.

Financing activities for the nine months ended April 3, 2010 used cash of $3.2 million, primarily related to the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $8.4 million offset by payments made on financing obligations of $5.2 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	increase in accounts receivables, inventory and capital expenditure to support the revenue growth of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment term to manage their own liquidity positions;

•	timing management of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities; and

•	potential funding of pension liability either voluntarily or as required by law or regulation.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in Note 16, “Commitments and Contingencies”.

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At April 2, 2011, our pension plans were under funded by $92.0 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.9 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of April 2, 2011, the value of plan assets had increased approximately 9.8% since July 3, 2010, our most recent fiscal year end.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is approximately zero. The following table provides information about our foreign currency forward contracts outstanding as of April 2, 2011.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 43.3	$44.5
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY 120.6	18.5
British Pound (contracts to sell GBP / buy USD)	GBP 0.4	0.6
Euro (contracts to buy EUR / sell USD)	EUR 20.1	28.3
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 112.3	14.4
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 52.6	41.7
Mexican Peso (contracts to buy MXN / sell USD)	MXN 55.1	4.6
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.3	6.4
Brazilian Real (contracts to sell BRL / buy USD)	BRL 5.5	3.3
Japanese Yen (contracts to sell JPY / buy USD)	JPY 328.2	4.0

Total USD notional amount of outstanding foreign exchange contracts		$166.3

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at April 2, 2011.

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

Long-Term Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of April 2, 2011 and July 3, 2010, the fair market values of the 1% Senior Convertible Notes were $350.1 million and $289.7 million, respectively. During the second quarter of fiscal 2011 we repaid the remainder of Zero Coupon Senior Convertible Notes outstanding. As of July 3, 2010, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million. Changes in fair market value reflect both the change in the market price of the notes and the impact of the repurchase of the Zero Coupon Senior Convertible Notes. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

Date: May 10, 2011