Form 10-K
period 2011-07-02
JDS UNIPHASE CORP /CA/
filed 2011-08-30
CIK 912093

Use these links to rapidly review the document

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2011
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

(408) 546-5000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value of $0.001 per share	The NASDAQ Stock Market LLC
Preferred Stock Purchase Rights

         Securities registered pursuant to Section 12(g) of the Act:
None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of January 1, 2011 the aggregate market value of the voting common equity held by non-affiliates of the Registrant was approximately $3.2 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of July 29, 2011, the Registrant had 228,070,114 shares of common stock outstanding, including 4,009,915 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

         Documents Incorporated by Reference: Portions of the Registrant's Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of July 2, 2011 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipates," "believes," "can impact," "could," "continue," "estimates," "expects," "intends," "may," "ongoing," "plans," "potential," "projects," "should," "will," "will continue to be," "would," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

  •
  our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand;

  •
  our belief that the Company is well positioned to benefit from certain industry trends and advancements, and our expectations of the role we will play in those advancements;

  •
  our plans for growth and innovation opportunities;

  •
  our plans to continue to operate as a Company comprised of a portfolio of businesses with a focus on optical and broadband innovation;

  •
  financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, sources of revenue, sources of competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation that arises in the ordinary course of business;

  •
  our plans for continued development, use and protection of our intellectual property;

  •
  our strategies for achieving our current business objectives, including related risks and uncertainties;

  •
  our plans relating to investments, acquisitions, partnerships and other strategic opportunities;

  •
  our strategies for reducing our dependence on sole suppliers or otherwise mitigating the risk of supply chain interruptions;

  •
  our research and development plans; and

  •
  our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues.

        Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.    BUSINESS

General

Overview

        JDS Uniphase Corporation ("JDSU," also referred to as "the Company," "we," "our," and "us") is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs"), and enterprises. JDSU is also a leading provider of optical solutions for gesture-recognition, biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, display systems, and custom color product differentiation applications.

        To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement ("CommTest"), which accounted for approximately 44.5% of net revenue in fiscal 2011; Communications and Commercial Optical Products ("CCOP"), which accounted for approximately 42.7% of net revenue in fiscal 2011; and Advanced Optical Technologies ("AOT"), which accounted for approximately 12.8% of net revenue in fiscal 2011.

Industry Trends

        The trends that drive the broadband communications industry influence our CommTest and our CCOP businesses. Demand for high-bandwidth communications is increasing, powered by the growing number of broadband users worldwide and the greater reliance on high-bandwidth capabilities in our daily lives. For example, media-rich content such as video and music downloads, Internet Protocol TV ("IPTV"), gaming, social networking, and other online interactive applications are growing rapidly. Optical networks are being extended closer to the end user with fiber-to-the-home ("FTTH") and other fiber ("FTTx") networks. Mobile data traffic also is increasing as smartphones, tablets, and other mobile devices continue to proliferate with increasingly sophisticated audio, photo, video, e-mail and Internet capabilities. The resulting traffic, in turn, cascades through the network, which depends on optical technology. JDSU is well positioned to continue to benefit from these industry trends, and the network complexity they create, due to its leadership in the broadband test and measurement and optical-networking markets.

        In addition to communications, optical technologies are increasingly applied to solve complex problems and deliver unique solutions in other industries. For example, our high-precision lasers enable the trend toward smaller integrated circuits for use in today's compact consumer electronics, the classification and sorting of biological cells using induced fluorescence, and deoxyribonucleic acid ("DNA") sequencing through the appropriate application of monochromatic light. New concentrator photovoltaic ("CPV") cell technology from JDSU captures concentrated sunlight for electrical power generation. Also, our optically variable pigment, holographic, and microtaggant technologies protect global brands, including medicines and electronics, and government documents, including currency and high-security credentials, against counterfeiting. Precision optical coatings are used for emerging gesture-recognition and 3D applications as well as high-performance applications in aerospace, entertainment, and biomedical instrumentation.

Sales and Marketing

        JDSU markets its products to telecommunications and cable television service providers, NEMs, original equipment manufacturers ("OEM"), enterprises, distributors and strategic partners worldwide. Each business segment has a dedicated sales force that communicates directly with customers'

executive, technical, manufacturing, and purchasing personnel as needed to determine design, performance, and cost requirements. In addition, all business segments are working to expand opportunities in emerging geographic markets and through alternate channels of distribution.

        A high level of support is necessary to develop and maintain long-term collaborative relationships with our customers. JDSU engages the customer at the initial design phase and continues to build the relationship as customer needs change and develop. Service and support are provided through JDSU offices and those of its partners worldwide.

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

        We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to which we file annual, quarterly and periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, NE, Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also post all of our SEC filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC.

Corporate Strategy

        Our objective is to continue to be a leading provider for all markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities. The key elements of our corporate strategy include:

  •
  Enable our customers' innovation in broadband and optical markets

  We remain committed to working closely with our customers from initial product design and manufacturing through to solution deployment and training. We strive to engage with our customers at the early stages of development to provide them with the most innovative and timely products and services and ensure that our focus remains aligned with their emerging requirements. Our sales, customer support, product marketing, and development efforts are organized to maximize effectiveness in our customer interactions.

  •
  Maintain and improve our financial flexibility

  We will continue to take actions to maintain and improve our financial flexibility to support our global business operations and additional investments in growth and innovation. Key elements of this strategy include maintaining a healthy balance sheet with a strong liquidity position, continued generation of positive cash flow, diligent management of our cash conversion cycle, managing our capital structure to minimize cost of capital and preserve access to additional financing, managing capital market risk and refinancing risk with periodic issuances, and maintaining healthy bank relationships.

  •
  Build a lean and scalable business

  We remain committed to streamlining our manufacturing operations and reducing costs by using contract manufacturers where appropriate and consolidating to reduce our footprint and total fixed costs. As a result, we are moving from a fixed cost model to a variable one that is efficient, highly scalable and capable of consistently meeting our customers' quality and performance requirements. In addition, our shared corporate functions model cost-effectively provides our business segments with the centralized strength and depth of a larger company, while allowing each segment to remain focused and responsive to its own market needs.

  •
  Invest in profitable, market-based innovation

  Based on current and anticipated demand, we will continue to invest in research and development ("R&D") and through acquisitions and partnerships in new technologies, products and services that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration. In fiscal 2011, we continued to invest in product development in line with our profitability and growth objectives.

  •
  Expand our global market presence

  Long term, we expect higher rates of growth internationally than we do domestically, with the highest rates of expected growth in our Asia-Pacific, Latin America and Eastern Europe regions. Therefore, we are developing products, sales, marketing and customer support to meet the specific needs in these regions in order to serve these customers better. In fiscal 2011, JDSU opened a facility in Suzhou, China to manufacture high-precision optical coatings for a wide variety of markets that include 3D, gesture recognition, theater projection and sensing applications.

        Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A—Risk Factors.

Business Segments

        JDSU operates in the following business segments: CommTest, CCOP and AOT. Each segment has its own engineering, manufacturing, sales, and marketing groups to better serve customers and respond quickly to the market needs. In addition, our business segments share common corporate services that provide capital, infrastructure, resources, and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.

Communications Test and Measurement

        The CommTest business segment products and services enable the design, deployment, and maintenance of communication equipment and broadband networks and ensure the quality of services delivered to the end user. These products and services provide solutions that help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools, platforms, software, solutions, and services for wireless and wireline networks. These products address the test requirements across and at all layers of the network and are used in all phases of a component life cycle, from research and development in the lab to production line validation. JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

Markets

        JDSU provides instruments and customer experience management ("CEM") systems and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (cable, wireline and mobile) deploying triple- and quad-play services (voice, video, data, and wireless). JDSU test solutions support the research, development and manufacture of network equipment; field service test for wireline and wireless networks, including triple-play deployments for cable, telecom, FTTx and home networking; and CEM, which includes monitoring and maintaining quality of experience ("QoE") for cable, wireless and wireline/telecom networks. JDSU also provides protocol-test solutions for the development and field deployment of storage and storage-network technologies.

Customers

        JDSU customers for CommTest include the world's largest communications service providers, communications-equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Saudi Telecom Company, TalkTalk, Telefónica, Telmex, TimeWarner Cable, Verizon and many others. JDSU test and measurement customers also include many of the network-equipment manufacturers served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems, EMC, Hewlett-Packard and IBM.

Trends

        As content providers in the communications industry are developing new business models to expand their distribution capabilities, they are increasingly adopting online channels for rich broadband content such as music, gaming, video programming, and movies. Telecommunications and cable service providers are, in turn, planning to increase their revenues and profitability by expanding their network capacity and delivering the sophisticated levels of quality of service required to meet the requirements of content providers and consumers.

        Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers the ability to carry virtually any type of content via bundled services. With more applications and content available, potential benefits for service providers include increased average revenue per user ("ARPU") and less customer turnover due to better service quality, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing consolidated network architectures intended to enable a triple-play (integrated voice, data and video services) offering from a single provider rather than three separate services from separate providers over separate networks.

        Also adding to network complexity is the growth of worldwide mobile subscribers and the increased adoption of bandwidth-intensive mobile applications which continues to drive significant network investment. As a result, mobile providers are upgrading the fiber network, re-engineering backhaul of mobile traffic from cell towers, and rolling out next-generation wireless-access technologies including 3G and 4G/Long Term Evolution ("LTE").

        Additionally, the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and bandwidth rates, which in turn drives demand for many types of networking, access and transport systems.

        Increasing deployments of broadband access, the expansion of IP-based services, and the need to reduce deployment time and cost results in demand for communications test and measurement instruments, systems, software, and services. These communications test and measurement solutions support the rapid deployment of new services, increase customer satisfaction by helping technicians complete installation and repair work quickly and correctly, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of test and measurement solutions positions us well to benefit from these developments.

Strategy

        The CommTest business segment plans to improve profitability and increase revenue by providing communications test and measurement solutions that address the business challenges of network operators and communications equipment manufacturers. Its focus is to enable network operators to accelerate the deployment of new services, improve customer experience, reduce customer churn, and lower network operating expenses.

Competition

        JDSU competes against various companies, including Agilent, Anritsu, Danaher (i.e. Fluke and Tektronix), Exfo, Spirent, Sunrise, and VeEX. While JDSU faces multiple competitors for each of its product families, it continues to have one of the broadest portfolios of wireline and wireless products and solutions available in the communications test and measurement industry.

Offerings

        JDSU provides one of the industry's most expansive set of communications-focused test and measurement solutions. This portfolio provides end-to-end test support across wireless and wireline communications networks, including the core, metro, access, and home networking environments. JDSU is a leader in the test and measurement market and has an installed base of hundreds of thousands of test instruments and systems deployed in communications networks around the world.

Instruments

        JDSU provides devices that perform various communications test and monitoring functions. Designed to be mobile, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize training. JDSU test instruments also include those used by NEMs in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Software

        JDSU provides software products and custom software development services to its customers. Software products address applications for network capacity management, test operations support systems and workflow solutions. Software services are provided to customize software applications and to interface JDSU software with customer operations support systems.

Solutions

        JDSU solutions typically consist of integrated hardware and software components that reside in communication networks, such as CEM solutions. Using an integrated test and measurement system, JDSU customers are able to analyze a variety of network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or automatically. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.

Services

        JDSU offers a range of product support and professional services geared to comprehensively address its customers' requirements. These services include repair, calibration, software support services and technical assistance for its products. JDSU also offers product and technology training as well as consulting services. JDSU professional services, provided in conjunction with system integration projects, include project management installation and implementation.

Communications and Commercial Optical Products

        The CCOP business segment provides optical communications products used by NEMs for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as vertical-cavity surface-emitting lasers ("VCSELs"). Transport products primarily consist of amplifiers and reconfigurable optical add/drop multiplexers ("ROADMs") and their supporting components such as pump lasers, passive devices, and array waveguides ("AWGs"). In fact, many of today's most advanced optical networks are built on our transport and transmission components, modules and subsystems.

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

        In addition, our photovoltaics ("PV") products include CPV cells and receivers for generating energy from sunlight, as well as fiber optic-based systems for delivering and measuring electrical power.

Markets

        The CCOP business segment participates in the optical communications, laser, and PV markets.

        JDSU optical communications products include a wide range of components, modules, and subsystems to support and maintain customers in our two market segments: telecommunications, including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and enterprise data communications, including storage-access networks ("SANs"), local-area networks ("LANs"), and Ethernet wide-area networks ("WANs").

        The JDSU portfolio of laser products includes components and subsystems used in a wide variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet ("UV"), visible, and infrared ("IR") wavelengths. JDSU supports customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining arenas.

        The PV business unit provides photonic power for a range of remote sensing applications, including those used by the electric power industry to measure power transmission and is also developing high efficiency concentrator PV cells for the generation of electric power from solar radiation.

Customers

        CCOP serves optical communications equipment manufacturers such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, and Tellabs, and OEM laser customers such as Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Han's Laser. Customers for PV products include Amplifier Research, ETS-Lindgren, Nanjing Xinning Optoelectronics Automation, and Siemens.

Trends

        The business cycle notwithstanding, long-term trends suggest growing opportunities for CCOP. These trends are discussed, by market, below:

        Optical Communications: To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet-protocol ("IP") networks, which effectively deliver triple-play services while lowering capital and operating costs of dense-wavelength-division multiplexing ("DWDM") networks. In data communications, demand for broadband is driven by the growing needs of intracompany LAN and intercompany WAN networks. The growing demand for capacity encourages the adoption of optical communications products across the telecom sector, including long-haul, metro (core and access), cable television ("CATV"), submarine, and FTTP or FTTx. It also increases demand for optical products in the storage and enterprise sectors, including LAN, SAN and WAN.

        New, bandwidth-intensive applications can result in sudden and severe changes in demand almost anywhere on the network. Increasing agility in optical networks by employing ROADMs, tunable transponders, and other agile optical products provides an effective way to respond to unpredictable bandwidth demands and manage expenses. With more agile optical networks, a service provider can add capacity by using remote management applications rather than by dispatching technicians to perform manual operations in the field.

        In addition, the high-end routers, switches, and cross-connect equipment that must handle legacy and IP traffic are becoming increasingly complex in order to meet higher bandwidth, scalability, speed, and reliability needs. Products must provide higher levels of functionality and performance in compact designs that must also meet requirements for emissions, cost, and reduced power consumption.

        Deployment of fiber closer to the end user increases the availability of high-bandwidth services and should result in increased demand on the metro and long-haul networks into which these services feed. The dynamically reconfigurable nature of today's agile networks enables lower operating costs and other competitive advantages, allowing service providers to use and scale network capacity more flexibly, streamline service provisioning, accelerate rerouting around points of failure, and modify network topology through simple point-and-click network management systems.

        JDSU is a leading provider of the optical products mentioned above which support the trends in this market. JDSU innovation, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip, is resulting in products that have more functionality, are smaller, require less power, and are more cost-effective. For example, the tunable XFP transceiver is 85% smaller than previous tunable models. Higher levels of integration have also led to development of the Super Transport Blade ("STB"), which delivers all transport functions in a single, integrated platform, essentially replacing three blades with one.

        JDSU, with its innovative optical communications and flexible, cost-effective transport portfolio, is positioned to be the supplier of choice for next-generation networks.

        Lasers: As technology advances, high-tech and other vital industries increasingly turn to lasers when they need more precision, higher productivity, and energy efficient or "green" alternatives for problems that can not be solved by mechanical, electronic or other means. For example, lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing, and crime scene investigations, among others. The long term trends in these industries should lead to increased demand for lasers.

        In addition, demand continues for electronic products, as well as products and components in other industries, to offer greater functionality while becoming smaller, lighter, and less expensive. Product designs that achieve this are requiring precise micromachining and materials processing, such as micro bending, soldering and welding—especially for plastics. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for tiny holes, or "vias," in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and industries will increase their reliance on lasers in order to maintain or increase their competitiveness.

        There is an increasing trend towards energy efficiency and "green" industry. Industries are using lasers to develop products that are smaller and lighter, and that increase productivity and yield, thereby lowering their energy consumption. More directly, this trend has provided for significant growth in the solar power market segment and applications for lasers used in the production of solar panels.

        JDSU is well-positioned with key OEM providers of laser solutions to these industries. We continue to develop our laser portfolio to offer smaller and more cost-effective products designed specifically for the performance, integration, reliability and support needs of our OEM customers.

        Photonic Power and Photovoltaics: The trend toward lighter, cleaner, efficient solutions has led to opportunities for photonics in a variety of applications. The use of photonic power for remote sensors solves the problem of electromagnetic interference ("EMI"), radio frequency ("RF") and other interference associated with the use of electrical power. The need for clean energy is fueling a strong increase in demand for concentrated photovoltaic power. JDSU proprietary technology already in use for powering remote sensors has led to high efficiency products applicable to electric power generation from solar energy.

        On July 7, 2011, JDSU acquired critical product design, patented intellectual property and other assets from QuantaSol, a CPV provider based in the United Kingdom. The acquisition allows JDSU to leverage industry-leading multiple-quantum-well ("MQW") technology from QuantaSol for its CPV cell product platform. MQW technology allows more light to be converted to electrical power by raising the efficiency of CPV cells, the most important metric in the solar industry.

Strategy

        In optical communications, we are focused on technology leadership, cost leadership through innovation and collaboration with our customers, and functional integration. We will continue to align the latest technologies with best-in-class, scalable manufacturing and operations to drive the next phase of optical communications with highly integrated technologies that are faster, more agile, and more reliable, making us a valuable business and technology partner for NEMs.

        In the laser markets, JDSU works to establish long-term business partnerships with its OEM customers. Leveraging established manufacturing, engineering, telecommunications, and photonics expertise, JDSU delivers products that meet cost-of-ownership and reliability needs while delivering on volume production demands.

        In photonic power and PV, JDSU is developing best-in-class performance technology applicable to the fast-growing solar power market.

Competition

        JDSU competes against numerous public and private companies in markets served by CCOP. A partial list of public company competitors providing optical communications includes Oclaro, Finisar, Fujitsu, Furukawa Electric, Opnext, Oplink Communications, and Sumitomo Electric. JDSU competitors in the laser market include Coherent, IPG Photonics, Rofin-Sinar, CVI-Melles, and the Spectra-Physics division of Newport Corporation. JDSU competes against Spectrolab and Emcore in the PV market.

        In addition to these established companies, JDSU faces significant and focused competition from other companies and emerging startups. While each of its product families has multiple competitors, JDSU has a broad range of products and leading technologies that are aligned with industry trends and the needs of its customers.

Offerings

        CCOP serves the optical communications, laser, and PV markets.

Optical Communications

        JDSU optical communications offerings address two market segments: telecommunications and enterprise data communications. In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management, and more. Our optical communications product offerings are described below:

        In the telecommunications market segment, we offer transmission and transport solutions for the synchronous optical network ("SONET"), synchronous-digital-hierarchy ("SDH") and wavelength-division multiplexer ("WDM") applications. Transmission products, such as our tunable transponder, transceiver, and transmitter modules, transmit and receive signals. JDSU also offers transmission components for the previously mentioned products, which include active components such as tunable lasers, detectors/receivers, and modulators.

        JDSU transport products, such as ROADMs and other amplifiers, provide switching, routing and conditioning of signals. JDSU also provides components for transport, including passive components such as our attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers polarization components, switches, and wavelength lockers.

        Industry-leading innovation led to the STB, which integrates all major optical transport functions (wavelength switching, preamplification, postamplification, and monitoring) into a single-slot blade. This all-in-one solution reduces the size, cost, and power requirements of optical components, incorporates nano wavelength selective switch ("WSS") technology, and enables greater chassis density and a smaller footprint.

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

        For higher data transfer rates of 40 and 100G, JDSU offers VCSELs. VCSELs reduce power consumption, heat, EMI, and cost while increasing speed, reliability, and link distance. Our compact arrays offer an innovative solution for the LANs, SANs, broadband Internet, and metro-area network applications that currently depend on high-end routers, switches, and cross-connect equipment to handle legacy and IP traffic.

Lasers

        Our broad range of products includes diode-pumped solid-state, fiber, diode, direct-diode, and gas lasers such as argon-ion and helium-neon ("HeNe") lasers.

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

        JDSU capabilities in converting optical power to electrical power are now being applied to the solar energy market. Multijunction CPV cells generate power under concentrated sunlight. JDSU has developed CPV cells to be available both as chips and in receiver assemblies for generating solar power.

Advanced Optical Technologies

        The AOT business segment leverages its core technology strengths of optics and materials science to manage light and color effects. With decades of experience in optical coating and holographic technology, AOT develops innovative solutions that meet the needs of a variety of markets—from counterfeit protection to gesture-recognition.

Markets

        Our AOT segment spans several markets. Its multilayer product security technologies provide overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard high security government documents as well as brands in the transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer goods industries through innovative optically variable pigment, holographic, and microtaggant technologies.

        AOT also produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, consumer electronics, telecommunications, office automation, and other markets. These applications include gesture-recognition, night-vision goggles, satellite solar covers, medical instrumentation, computer-driven projectors, 3D cinema and event lighting.

        In addition, we offer, custom color solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative optically-based color-shifting and other solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, sports apparel, and fast-moving consumer goods industries.

Customers

        The AOT business segment serves customers such as 3M, Dolby, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, and SICPA. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do major issuers of transaction cards such as MasterCard and American Express. JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont.

Trends

        Product integrity is a worldwide, multi-billion dollar issue that poses consumer health and safety risks as well as issues such as, corporate liability, devaluation of brand image, weakening of brand loyalty, and lost revenues. Favored targets include pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronics, and electronic media. Other issues, such as product diversion where distributors divert products intended for lower-priced markets to higher-priced markets, increasingly require brand protection. The spread of counterfeiting can be attributed to several factors, including using the Internet to facilitate distribution, a ready availability of low-cost, high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers, and an increasingly mobile global society.

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

        Demand for optical solutions to solve complex problems extends to the aerospace, defense and medical/environmental instrumentation markets, which require customized, high-precision coated products and optical components that selectively absorb, transmit, or reflect light to meet the performance requirements of sophisticated systems. Our custom optics products offer an array of advanced technologies and precision optics—from the UV to the far IR portion of the light spectrum. Most products are custom optical filters, on either a simple or complex irregular shape, that require from one to several hundred layers to create the coating.

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

Competition

        In these markets, JDSU faces competition from providers of special-effect pigments like Merck KGA and from manufacturers of security holograms including Kurz, De La Rue and OpSec; from coating companies such as Nidek, Toppan, and Toray; from display-component companies such as Asahi, Fuji Photo-Optical, Nikon, and Nitto Optical; and from optics companies such as Barr Associates and Deposition Sciences.

Offerings

        AOT consists of the Authentication Solutions Group ("ASG"), which has offerings for brand protection and document authentication; the Custom Optics Product Group ("COPG"), which offers optical thin-film coatings for a range of markets; and the Flex Products Group ("Flex"), which offers custom color solutions, currency protection, printing services, and solar window films.

Brand Protection

        To strengthen brand integrity, many corporate brand owners are introducing overt protective measures in packaging that provide consumers and/or inspection personnel with the ability to quickly determine product authenticity by visually detecting a color effect on the package. Covert solutions provide an additional layer of protection that cannot be seen or detected without a visual aid.

        JDSU offers both overt and covert solutions for security, including SecureShift® light-interference technology (which allows inks or plastics to exhibit different colors and visual effects from different viewing angles), holographic technology, and Charms™ microstructured taggants. Applications include transaction cards, pharmaceuticals, imaging supplies, electronics, computer, and other consumer goods.

JDSU offers these solutions in a wide range of choices by incorporating them into printing inks, product labels, and product packaging.

Document authentication

        JDSU optically variable pigment ("OVP®") technology, which produces color-shifting and other optical effects, and our holographic technologies are used to combat forgery and counterfeiting, protect against alteration of data, and allow for immediate authentication of high-value documents. JDSU works closely with its customers to design these solutions to meet their specific needs for passports, personal identification, and other government and secure documents.

Custom Optics

        Optical thin-film coatings are submicroscopic (nanometer to micrometer) layers of materials, such as silicon and magnesium fluoride, that are applied to the surface of a substrate, including glass, plastic or metal. Thin-film coatings control the behavior of light to produce effects such as reflection, refraction, absorption, abrasion resistance, antiglare, oxygen and/or moisture transmission, and electrical conductivity for a variety of applications.

        Aerospace and defense: JDSU provides customized optics for solar-cell coverglass, thermal-control mirror technology, and optical sensors for aerospace applications. JDSU thin-film optics products can be found on spacecraft and satellites. In addition, JDSU supplies filters used in military applications such as infrared night-vision goggles and electronic countermeasures.

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

Printing Services

        Proprietary printing processes and a current good manufacturing practices ("cGMP")-compliant environment deliver solutions for labels, closures, hang tags, and flexible packaging for authentication and custom color solutions. In addition, JDSU provides high quality flexographic and gravure printing for labels for retail and apparel, healthcare, food and beverage, automotive, consumer goods and personal care.

Acquisitions

        As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. We believe we have strengthened our business model by expanding our addressable markets, customer base, and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisition as well as through organic initiatives.

        In May 2010, we completed the acquisition of the Network Solutions Division ("NSD") of Agilent Technologies, Inc. ("Agilent"), where we acquired certain assets and assumed certain liabilities of NSD for a total cash purchase price consideration of approximately $163.8 million.

        In July 2009, we completed the acquisition of the Storage Network Tools business ("SNT") of Finisar Corporation. Under the terms of the agreement, we acquired SNT for approximately $40.7 million.

        Please refer to "Note 5. Mergers and Acquisitions" of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2011, 2010 and 2009.

Restructuring Programs and Divestitures

        We continue to consolidate the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers. We completed the process of centralizing in-house manufacturing from North America primarily pertaining to the CCOP segment product lines to a third-party owned lower-cost facility in Shenzhen, China during fiscal 2009. With regard to the Lasers business, we completed the transition to a lower cost contract manufacturer in fiscal 2010. In the last three fiscal years, including the current fiscal year, we restructured and reorganized our CommTest segment to improve the efficiency of the manufacturing, research and development and sales organization by reducing/rationalizing headcount, moving significant work to less expensive offshore contractors, and consolidating and centralizing similar functions to fewer sites designed to improve leverage. Additionally, we continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

        During fiscal 2011, 2010, and 2009, we incurred R&D expenses of $239.9 million, $174.9 million, and $167.1 million, respectively. The number of employees engaged in R&D was approximately 1,450 as of July 2, 2011, 1,350 as of July 3, 2010, and 950 as of June 27, 2009.

        We devote substantial resources to R&D to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it in greater volume and at lower cost.

        In our CommTest segment, the addressable markets include portable instruments for telecom, cable, and wireless field service personnel, systems and software used in operations centers, and instruments used in the design and production of network equipment deployed in telecom, cable, and wireless networks. We have increased our focus on test and monitoring for wireless applications, IP-based service delivery, and CEM to address the required changes in network architecture as they relate to our target market. At the same time, we maintain our capability to continue to serve all major network architectures and protocols.

        In our CCOP segment, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on the next generation Agile Optical Networks ("AON") components and modules, such as ROADMs and tunable devices needed for long-haul and metro market segments as well as expanding our transmission transceiver portfolio to support telecom, local area network, storage area network, and enterprise market segments. We are also responding to our customers' requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs. We are providing optical technology for gesture-recognition systems that enable the control of technology by natural body gestures instead of using a remote, mouse, or other device. Emerging gesture recognition systems simplify the way that people interact with technology, and are initially being used in applications for home entertainment and computing. In addition, our CCOP and AOT segments have been working together to develop CPV cells for the solar market aimed at large commercial and utility scale installations. We continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components developed within our CCOP segment. All these developments are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.

        In our AOT segment, our research and development efforts concentrate on developing more innovative solutions for our markets. We are advancing our 3D technology development efforts for both cinema and home entertainment. We continue to develop and evaluate new products in the rapidly growing sensor market. We also are responding to customer demand in the emerging gesture-recognition markets and for new product applications in the currency security markets. Our AOT segment continues to advance light interference micro-flakes, color separation and birefringent filters, holographic images, components and assemblies for optical systems.

Manufacturing

        As of July 2, 2011 our significant manufacturing facilities were located in the United States, China, France, and Germany. Additionally, our significant contract manufacturing partners were located in China, Malaysia, Mexico, Taiwan and Thailand.

Sources and Availability of Raw Materials

        JDSU uses various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within a reasonable time or at all; therefore the loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

        Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 2, 2011, we owned approximately 1,560 U.S. patents and approximately 670 foreign patents, and we are processing over 850 pending applications throughout the world.

Backlog

        Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of July 2, 2011 our backlog was approximately $398 million as compared to $457 million at July 3, 2010. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

        We employed approximately 5,000 employees as of July 2, 2011, compared to approximately 4,700 and 4,000 as of July 3, 2010 and June 27, 2009, respectively. Our workforce as of July 2, 2011 included approximately 1,950 employees in manufacturing, 1,450 employees in R&D, 600 employees in general and administration, and 1,000 employees in sales and marketing.

        Similar to other technology companies, particularly those in Silicon Valley, we rely upon our ability to use stock options, "Full Value Awards", and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards include Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.

        Outside of the United Sates, our businesses are subject to labor laws that differ from those in the United States. The Company follows statutory requirements and in certain European countries, it is common for a works council, consisting of elected employees, to represent the sites when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

ITEM 1A.    RISK FACTORS

We have a history of net losses, and our future profitability is not assured.

        Although we had net profits of $71.6 million in fiscal 2011, we incurred net losses of $61.8 million and $909.5 million in fiscal years 2010 and 2009, respectively. As a portfolio company, comprised of many product lines, with diverse operating metrics and markets, our profit performance in a particular period is generally a function of both revenue and product mix factors. For example, our product portfolio has a broad gross margin range. Moreover, the profit contribution of each of our business segments currently varies materially. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

  •
  uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our CCOP and CommTest segments;

  •
  adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain products with declining margins, among other things) and due to quarterly demand fluctuations;

  •
  intense pricing pressure across our product lines due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines, which continues to offset many of the cost improvements we are realizing quarter over quarter;

  •
  availability and cost of components for our products, particularly in our CCOP segment;

  •
  increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins, particularly in our CCOP segment;

  •
  execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

  •
  revenue declines periodically associated with terminated or divested product lines;

  •
  redundant costs related to periodic transitioning of manufacturing to low-cost locations;

  •
  ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

  •
  continuing high levels of selling, general and administrative, ("SG&A") expenses; and

  •
  seasonal fluctuations in revenue from our CommTest segment, which is the largest of our business segments.

        Taken together, these factors limit our ability to predict future profitability levels and to achieve our long-term profitability objectives. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal CommTest segment revenue fluctuations, are likely to remain endemic to our businesses. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may be materially adversely impacted.

Our operating results may be adversely affected by unfavorable economic and market conditions.

        Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the current worldwide economic downturn, including but not limited to the effects of deteriorating credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. The worldwide economic downturn may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets deteriorate and our future sales decline, our financial condition and results of operations would likely be materially adversely impacted.

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

The manufacture, quality and distribution of our products, as well as our customer relations, may be affected by several factors, including the rapidly changing market for our products, supply issues and internal restructuring efforts. We expect the impact of these issues will become more pronounced as we continue to introduce new product offerings and when overall demand increases.

        Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers' current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:

  •
  Our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers and reductions in employee headcount, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and continue to experience additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns, and systems integration problems.

  •
  We have experienced increases in demand for certain of our products, in the midst of our cost reduction programs, which are straining our execution abilities as well as those of our suppliers. Because of this, we are experiencing periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

  •
  We have experienced variability of manufacturing yields caused by difficulties in the manufacturing process, the effects from a shift in product mix, changes in product specifications and the introduction of new product lines. These difficulties can reduce yields or disrupt production and thereby increase our manufacturing costs and adversely affect our margin.

  •
  We may incur significant costs to correct defective products (despite rigorous testing for quality both by our customers and by us), which could include lost future sales of the affected product and other products, and potentially severe customer relations problems, litigation and damage to our reputation.

  •
  We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. Our business and results of operations have been, and could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures.

  •
  New product programs and introductions involve changing product specifications and customer requirements, unanticipated engineering complexities, difficulties in reallocating resources and overcoming resource limitations and with their increased complexity, which expose us to yield and product risk internally and with our suppliers.

        These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see (a) periodic difficulty responding to customer delivery expectations for some of our products, (b) yield and quality problems, particularly with some of our new products and higher volume products, and (c) additional funds and other resources to respond to these execution challenges. We are also, in the short-term, diverting resources from new product research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.

We rely on a limited number of customers for a significant portion of our sales.

        We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for the foreseeable future. Any failure by us to continue capturing a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Further, to the extent that there is consolidation between our direct communications equipment manufacturer customer base and their customer base, the service providers, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and contractual terms in general. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for disruptions in demand for our products as a consequence of such customers streamlining, reducing or delaying purchasing decisions.

        We have a strategic alliance with SICPA, our principal customer for our light interference microflakes that are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, OVP, for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including, among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

We face a number of risks related to our strategic transactions.

        Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

  •
  difficulties and costs in integrating or disintegrating the operations, technologies, products, IT and other systems, facilities, and personnel of the affected businesses;

  •
  inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company's or businesses' procedures and controls;

  •
  diversion of management's attention from normal daily operations of the business;

  •
  potential difficulties in completing projects associated with in-process research and development;

  •
  difficulties in entering markets in which we have no or limited prior experience and where competitors have stronger market positions;

  •
  difficulties in obtaining or providing sufficient transition services and accurately projecting the time and cost associated with providing these services;

  •
  an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

  •
  insufficient net revenue to offset increased expenses associated with acquisitions;

  •
  potential loss of key employees of the acquired companies; and

  •
  difficulty in forecasting revenues and margins.

        Acquisitions may also cause us to:

  •
  issue common stock that would dilute our current shareholders' percentage ownership and may decrease earnings per share;

  •
  assume liabilities, some of which may be unknown at the time of such acquisitions;

  •
  record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

  •
  incur additional debt to finance such acquisitions;

  •
  incur amortization expenses related to certain intangible assets; or

  •
  acquire, assume, or become subject to litigation related to the acquired businesses or assets.

Certain of our products are subject to governmental and industry regulations, certifications and approvals.

        The commercialization of certain of the products we design, manufacture and distribute through our AOT and CCOP segments may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflakes may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the U.S. Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflakes used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We face risks related to our international operations and revenue.

        Our customers are located throughout the world. In addition, we have significant offshore operations and operations outside North America, including product development, manufacturing, sales and customer support operations.

        In particular, as a result of our efforts to reduce costs, we have expanded our use of contract manufacturers in Shenzhen, China, and we expect to expand our research and development activities there. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons.

        Our international presence exposes us to certain risks, including the following:

  •
  currency fluctuations;

  •
  our ability to comply with customs, import/export and other regulations of the countries in which we do business, together with any unexpected changes in such regulations;

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

  •
  potential adverse tax consequences.

        Net revenue from customers outside the Americas accounted for 51.4%, 51.5% and 54.8% of our total net revenue for fiscal 2011, 2010 and 2009, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

        We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. For example, we are currently implementing a global Oracle system rollout to improve system integration and performance. In addition, we rely upon certain third party hosting and support services. Any failure to manage, expand and update our information technology infrastructure, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business.

        Despite our implementation of security measures, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation and affect our relationships with our customers and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Failure to maintain effective internal controls may adversely affect our stock price.

        Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC, as directed by Section 404 of the Sarbanes-Oxley Act of 2002, adopted rules requiring public companies to include a report by management on the effectiveness of the Company's internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with these requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a qualified report . This could result in a loss of investor confidence in the reliability of our financial statements, which ultimately could negatively impact our stock price.

In 2006 we issued $425 million of 1% Senior Convertible Notes due 2026, which could cause dilution to our existing stockholders and lower our reported per share earnings.

        We issued $425 million of indebtedness in May and June 2006 in the form of 1% Senior Convertible Notes due 2026. As of July 2, 2011, $325 million of these notes remained outstanding. The issuance of these notes substantially increased our principal payment obligations and we may not have enough cash to repay the notes when due. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed.

Our intellectual property rights may not be adequate to protect our products or product roadmaps.

        We seek to protect our products and our product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protection. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

        Any patents issued to us may be challenged, invalidated or circumvented, and recent Supreme Court precedent may make it easier to invalidate patents than in the past. Additionally, we are currently a licensee in all of our operating segments for a number of third-party technologies, software and intellectual property rights from academic institutions, our competitors and others, and are required to pay royalties to these licensors for the use thereof. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. In the future licenses to third-party technology may not be available on commercially reasonable terms, if at all.

Our products may be subject to claims that they infringe the intellectual property rights of others.

        Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe their proprietary rights. Over the past few years there has been a marked increase in the number and potential severity of third-party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter into license agreements. Second, numerous patent-holding companies, entities that do not make or sell products (often referred to as "patent trolls"), have claimed that our products infringe upon their proprietary rights. We will continue to respond to these claims in the course of our business operations. In the past, the settlement and disposition of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

The use of open source software in our products, as well as those of our suppliers, manufacturers and customers, may expose us to additional risks and harm our intellectual property position.

        Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, derived from, or contain, "open source" software, which is software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open source licenses are subject to occasional revision. In the event future iterations of open source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

We face certain litigation risks that could harm our business.

        We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation in which we are involved, see the "Legal Proceedings" portion of this Annual Report.

We may be subject to environmental liabilities which could increase our expenses and harm our operating results.

        We are subject to various federal, state and foreign laws and regulations governing the environment, including those governing pollution and protection of human health and the environment and, recently, those restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all environmental laws and regulations, and as appropriate or required, that our component suppliers also comply with such laws and regulations. If we fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

        With respect to compliance with environmental laws and regulations in general, we have incurred and in the future could incur substantial costs for the cleanup of contaminated properties, either those we own or operate or to which we have sent wastes in the past, or to comply with such environmental laws and regulations. Additionally, we could be subject to disruptions to our operations and logistics as a result of such clean-up or compliance obligations. If we were found to be in violation of these laws, we could be subject to governmental fines and liability for damages resulting from such violations. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenditures in connection with a violation of these laws, our financial condition or operating results could be materially adversely impacted.

Our rights plan and certain provisions in our charter and under Delaware laws could hinder a takeover attempt.

        In February 2003, we amended and restated our Stockholder Rights Agreement, which contains provisions that may have the effect of discouraging a third party from making an acquisition proposal for us and may thereby inhibit a change in control. We are also subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, dividing our board of directors into three classes of directors serving staggered, three-year terms, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as "blank check preferred") and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the Chairman of the board, the Chief Executive Officer or the board of directors. These provisions also may have the effect of deterring hostile takeovers or delaying changes in control or management of us.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own and lease various properties in the United States and in 24 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 148,953 square feet is located in Milpitas, California. As of July 2, 2011, our leased and owned properties provided us with aggregate square footage of approximately 2.0 million and 0.4 million, respectively. The only large owned site is located in Eningen, Germany. Larger leased sites include properties located in the United States, China, Canada, France, and Singapore. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

        From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.

ITEM 3.    LEGAL PROCEEDINGS

        The material set forth under the heading "Legal Proceedings" in Note 18 of our Notes to Consolidated Financial Statements in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.    REMOVED AND RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "JDSU" and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol "JDU." Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 29, 2011, we had 228,070,114 shares of common stock outstanding, including 4,009,915 exchangeable shares. The closing price on July 29, 2011 was $13.15 for the common stock and Canadian $12.70 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2011 and 2010.

	High	Low
Fiscal 2011:
Fourth Quarter	$22.06	$15.51
Third Quarter	28.16	14.78
Second Quarter	14.63	10.24
First Quarter	12.82	9.19
Fiscal 2010:
Fourth Quarter	$13.82	$9.67
Third Quarter	12.57	7.86
Second Quarter	8.51	5.52
First Quarter	7.90	4.85

        As of July 29, 2011, we had 5,681 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

 STOCK PERFORMANCE GRAPH

        The information contained in the following graph shall not be deemed to be "soliciting material" or to be "filed" with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference in such filing.

        The following graph and table set forth the Company's total cumulative stockholder return, assuming reinvestment of dividends, of an investment of $100 in June 2006 and ending June 2011 in: (i) the Company's Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JDS Uniphase Corporation

        *$100 invested on 6/30/06 in stock or index.

	6/06	6/07	6/08	6/09	6/10	6/11
JDS Uniphase Corporation	100.00	66.35	56.13	28.26	48.62	84.04
S&P 500	100.00	118.36	100.77	72.38	81.15	103.97
NASDAQ Composite	100.00	119.85	105.57	84.48	97.11	127.69
NASDAQ Telecommunications	100.00	134.95	120.26	97.32	96.94	109.90

ITEM 6.    SELECTED FINANCIAL DATA

        This table sets forth selected financial data of JDSU, in millions, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and our independent registered public accounting firm's report thereon and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended
	July 2, 2011(4)	July 3, 2010(1)(2)(3)	June 27, 2009(1)(2)	June 28, 2008(1)(2)	June 30, 2007(1)(2)
Consolidated Statement of Operations Data:
Net revenue	$1,804.5	$1,363.9	$1,283.3	$1,512.0	$1,378.4
Gross profit	790.9	547.1	486.6	579.6	459.5
Amortization of other intangibles	32.2	27.8	27.0	30.0	26.8
Acquired in-process research and development	—	—	—	—	5.1
Impairment of goodwill	—	—	741.7	37.0	—
(Gain) loss on disposal and impairment of long-lived assets	—	(2.0)	13.2	6.7	7.8
Restructuring and related charges	14.8	17.7	38.5	6.7	14.7
Total operating expense	725.5	601.3	1,386.5	713.8	581.4
Income (loss) from operations	65.4	(54.2)	(899.9)	(134.2)	(121.9)
Income (loss) from continuing operations, net of tax	71.6	(59.7)	(906.2)	(41.5)	(46.3)
Net income (loss)	71.6	(61.8)	(909.5)	(40.3)	(43.7)
Income (loss) from continuing operations per share—basic	0.32	(0.27)	(4.20)	(0.19)	(0.22)
Income (loss) from continuing operations per share—diluted	0.31	(0.27)	(4.20)	(0.19)	(0.22)
Net income (loss) per share—basic	0.32	(0.28)	(4.22)	(0.18)	(0.21)
Net income (loss) per share—diluted	0.31	(0.28)	(4.22)	(0.18)	(0.21)

	Years Ended
	July 2, 2011	July 3, 2010(1)(3)	June 27, 2009(1)	June 28, 2008(1)	June 30, 2007(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$728.7	$600.1	$695.5	$884.7	$1,142.7
Working capital	885.5	723.7	797.9	983.8	1,313.2
Total assets	1,950.7	1,703.6	1,668.1	2,904.6	3,021.6
Long-term obligations	466.7	444.0	423.7	524.8	803.6
Total stockholders' equity	1,065.4	908.7	934.5	1,934.5	1,871.1

(1)
Effective June 28, 2009, the first day of fiscal 2010, we adopted authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. As a result, we have retrospectively applied this guidance to all past periods presented.

(2)
On September 4, 2009, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). As a result, the operations of da Vinci have been presented as discontinued operations for all periods presented.

(3)
On May 1, 2010, we acquired the Network Solutions Division ("NSD") of Agilent Technologies, Inc. ("Agilent") in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2010 included the results of operations from NSD subsequent to May 1, 2010 and the Consolidated Balance Sheet as of July 3, 2010 included NSD's financial position.

(4)
Effective July 4, 2010, the first day of fiscal 2011, we adopted authoritative guidance which applies to revenue arrangements with multiple deliverables and to certain software arrangements. We adopted both sets of guidance on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

        JDSU is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and NEMs. JDSU also provides laser components and subsystems for a broad range of applications, including solid-state, direct-diode, fiber and gas lasers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, visual display, and custom color product-differentiation applications.

        To serve its markets, JDSU operates in the following business segments: CommTest, CCOP, and AOT.

Communications Test and Measurement

        The CommTest business segment provides instruments, software and services for communications network operators and equipment manufacturers that deliver and/or operate wireline and mobile networks.

        JDSU test and measurement solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including research and development, production, deployment, and CEM. JDSU enables the effective management of services, such as voice-over-Internet protocol ("VoIP") and Internet-protocol TV ("IPTV"), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

        JDSU test solutions address lab and production (capacity expansion, 40G/100G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), wireless (drive test, protocol test), and CEM (quality of experience for wireless and wireline networks). JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

        JDSU test and measurement customers include the world's largest communications service providers, communications-equipment manufacturers, and government organizations. These include major telecom service providers, wireless operators and cable operators including AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Saudi Telecom Company, SingTel, TalkTalk, Telefónica, Telmex, TimeWarner, and Verizon. Network equipment manufacturing customers include Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola. Customers in the storage group are chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage group customers include Brocade, Cisco Systems, EMC, Hewlett-Packard, and IBM.

Communications and Commercial Optical Products

        The CCOP business segment is a leading provider of products and technologies used in the optical communications and commercial laser markets.

        CCOP optical communications products include a wide range of components, modules, subsystems, and solutions for two markets: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and, enterprise data communications including SANs, LANs, and Ethernet WANs. CCOP products enable the transmission and transport of video, audio, and data over high-capacity, fiber-optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers including VCSELs. Transport products primarily consist of amplifiers, ROADMs, and STBs, and their supporting components such as 980 nanometer ("nm") pumps, passive devices, and array waveguides ("AWG"s).

        CCOP laser products serve a wide variety of OEM applications from low- to high-power output and with UV, visible, and IR wavelengths. The broad portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. Core laser technologies include continuous-wave ("cw"), q-switched, and mode-locked lasers addressing application needs from cw to megahertz repetition rates. Laser products include diode, direct-diode, diode-pumped solid-state ("DPSS"), fiber and gas lasers.

        CCOP provides two lines of PV products. CPV cell products convert light into electrical energy, enabling high efficiency multijunction solar cells and receiver assemblies. Photonic power ("PP") products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

        Today's most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products include network equipment manufacturers such as Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Han's Laser. Customers for Photovoltaic Products include Amplifier Research, ETS-Lindgren, Nanjing Xinning Optoelectronics Automation and Siemens.

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

        The Custom Optics group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, 3D cinema and gesture recognition.

        The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group's high-end printing services produce labels for a wide variety of commercial and industrial products, and its color-shifting pigments protect the currencies of more than 90 countries including China, the European Union, and the United States.

        The AOT business segment serves customers such as 3M, Dolby, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, and SICPA. Leading issuers of transaction cards such as MasterCard and American Express. Also, pharmaceutical companies worldwide use AOT business segment solutions to protect their brands.

Overview

  •
  Net revenue in fiscal 2011 increased 32.3%, or $440.6 million, to $1,804.5 million from $1,363.9 million in fiscal 2010. Net revenue in fiscal 2011 consisted of $ 803.0 million, or approximately 44.5% of net revenue, from CommTest, $ 770.8 million, or approximately 42.7% of net revenue, from CCOP, and $ 230.7 million, or approximately 12.8% of net revenue, from AOT. CommTest net revenue excludes $11.7 million related to fair value adjustments of acquired deferred revenue.

  •
  Gross margin in fiscal 2011 increased 3.7 percentage points to 43.8% from 40.1% in fiscal 2010. The increase in gross margin was primarily related to lower infrastructure costs, benefits from economies of scale resulting from increased sales volumes, favorable product mix in CommTest and CCOP, and the introduction of new products in CommTest and CCOP in the last two years, as well as products acquired through the NSD acquisition.

  •
  R&D expense in fiscal 2011 increased 37.2%, or $65.0 million, to $239.9 million from $174.9 million in fiscal 2010. The increase is primarily due to additional investment associated with the NSD acquisition and an increased investment in organic R&D projects. As a percentage of revenue, R&D expense slightly increased to 13.3% from 12.8% in fiscal 2010.

  •
  SG&A expense in fiscal 2011 increased 14.2%, or $54.2 million, to $437.1 million from $382.9 million in fiscal 2010. The increase is primarily a result of higher selling costs due to increased revenue and an increased investment in information technology, together with increases associated with the NSD acquisition. As a percentage of revenue, SG&A expenses decreased to 24.2% from 28.1% in fiscal 2010.

Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for us in the third quarter of fiscal 2012, and will be applied retrospectively. We are currently evaluating the disclosure impact of the adoption of this guidance on our consolidated financial statements.

        In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance is effective for us in the third quarter of fiscal 2012, and will be applied prospectively. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this amended guidance.

        In November 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for us beginning in the first quarter of fiscal 2012. We do not anticipate a material impact on our consolidated financial statements as a result of the adoption of this guidance.

        In November 2010, the FASB issued authoritative guidance on disclosure of supplementary pro forma information for business combinations. The new guidance requires that pro forma financial information should be prepared as if the business combination occurred as of the beginning of the prior annual period. The guidance is effective for business combinations with acquisition dates occurring in and from the first quarter of fiscal 2012.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ from these estimates under different estimates, assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition

        We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when there is persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

        We reduce revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. Our estimates are based on historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

        In addition to the aforementioned general policies, the following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Multiple-Element Arrangements

        In October 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition, on non-software arrangements, and allows the use of management's best estimate of selling price ("BESP") for individual elements of an arrangement when vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") is unavailable. In addition, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. We have adopted these standards at the beginning of our first quarter of fiscal 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 3, 2010.

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of VSOE of fair value if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

        We establish VSOE of selling price using the price charged for a deliverable when sold separately and, in remote circumstances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available then we use BESP. Generally, we are not able to determine TPE because our product strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from our peers. We establish BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, we apply significant judgment in establishing pricing strategies and evaluating market conditions and product lifecycles.

        The determination of BESP is made through consultation with and approval by the Segment management. Segment management may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal quarter, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to the authoritative guidance on software revenue recognition) we allocate the fair value of the units of accounting using relative selling price and that unit of accounting is accounted for in accordance with the specific guidance. Some of our product offerings include hardware that are integrated with or sold with software that delivers the functionality of the equipment. We believe that this equipment is not considered software related and would therefore be excluded from the scope of the authoritative guidance on software revenue recognition.

        If the transactions entered into or materially modified on or after July 3, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the year ended July 2, 2011, would decrease by approximately $7 million.

Hardware

        Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Services

        Revenue from services and system maintenance is typically recognized on a straight-line basis over the term of the contract. Revenue from time and material contracts is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. We also generate service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.

Software

        Our software arrangements generally consist of a perpetual license fee and Post-Contract Support ("PCS"). Generally we have established VSOE of fair value for PCS contracts based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software related and non software-related elements are accounted for in accordance with the following policies.

  •
  Non software and software related products are bifurcated based on a relative selling price

  •
  Software related products are separated into units of accounting if all of the following criteria are met:

  •
  The functionality of the delivered element(s) is not dependent on the undelivered element(s).

  •
  There is VSOE of fair value of the undelivered element(s).

  •
  Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

        If these criteria are not met, the software revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. In cases where VSOE is not established for PCS, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only undelivered item is PCS.

Allowances for Doubtful Accounts

        We perform credit evaluations of our customers' financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as SG&A expenses. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Stock-based Compensation

        We estimate the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of our common stock. We use the Lattice model to estimate the fair value of certain performance based options with market conditions. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award.

        Pursuant to the authoritative guidance, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance based Full Value Awards and options with market conditions which are amortized based upon a graded vesting method.

Investments

        Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders' equity. Gains or losses on trading securities resulting from changes in fair value are recognized currently in earnings. Our short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. When we hold minority investments in privately held companies, they are generally carried at cost and classified as long-term investments.

        We periodically review our investments for impairment. If a debt security's market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, we separate the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss).

Inventory Valuation

        We assess the value of our inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product rollovers and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

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

Pension and Other Postretirement Benefits

        The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and for the nonpension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative Company contributions made to an irrevocable trust fund, held for the sole benefit of participants. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

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

        The measurement of the benefit obligation and net periodic pension cost (income) is based on our estimates and actuarial valuations provided by third-party actuaries which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets. While we believe that our assumptions are appropriate, significant differences in our actual experience or significant changes in our assumptions that may be required under new legislation, accounting pronouncements, or otherwise, may materially affect our pension and other post-retirement obligations and our future expense.

Results of Operations

        The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Segment net revenue:
CommTest	44.5%	47.1%	46.3%
CCOP	42.7	36.6	37.5
AOT	12.8	16.3	16.2

Net revenue	100.0	100.0	100.0
Cost of sales	53.0	56.2	57.9
Amortization of acquired technologies	3.2	3.7	3.8
Impairment of acquired technologies	—	—	—

Gross profit	43.8	40.1	38.0

Operating expenses:
Research and development	13.3	12.8	13.0
Selling, general and administrative	24.2	28.1	31.1
Amortization of other intangibles	1.8	2.0	2.1
Impairment of goodwill	—	—	57.8
(Loss) gain on disposal and impairment of long-lived assets	—	—	1.0
Restructuring and related charges	0.8	1.3	3.0

Total operating expenses	40.2	44.1	108.0

Income (loss) from operations	3.6	(4.0)	(70.1)
Interest and other income (expense), net	0.1	0.7	2.6
Interest expense	(1.4)	(1.8)	(2.0)
Impairment of investments	—	—	(1.4)
Gain on sale of investments	—	1.0	—

Income (loss) from continuing operations before income taxes	2.5	(4.2)	(70.8)
Provision for (benefit from) income taxes	(1.4)	—	—

Income (loss) from continuing operations, net of tax	4.0	(4.4)	(70.6)
Income (loss) from discontinued operations, net of tax	—	(0.2)	—

Net income (loss)	4.0%	(4.5)%	(70.9)%

Financial Data for Fiscal 2011, 2010, and 2009

        The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2011	2010	Change	Percentage Change	2010	2009	Change	Percentage Change
Segment net revenue:
CommTest	$803.0	$642.7	$160.3		$642.7	$593.8	$48.9
CCOP	770.8	499.3	271.5		499.3	481.1	18.2
AOT	230.7	221.9	8.8		221.9	208.4	13.5

Net revenue	$1,804.5	$1,363.9	$440.6	32.3%	$1,363.9	$1,283.3	$80.6	6.3%

Gross profit	790.9	547.1	243.8	44.6%	547.1	486.6	60.5	12.4%
Gross margins	43.8%	40.1%			40.1%	37.9%
Research and development	239.9	174.9	65.0	37.2%	174.9	167.1	7.8	4.7%
Percentage of net revenue	13.3%	12.8%			12.8%	13.0%
Selling, general and administrative	437.1	382.9	54.2	14.2%	382.9	399.0	(16.1)	(4.0)%
Percentage of net revenue	24.2%	28.1%			28.1%	31.1%
Amortization of intangibles	89.1	78.4	10.7	13.6%	78.4	75.9	2.5	3.3%
Percentage of net revenue	4.9%	5.7%			5.7%	5.9%
Impairment of goodwill	—	—	—	—%	—	741.7	(741.7)	(100.0)%
Percentage of net revenue	—%	—%			—%	57.8%
Gain (loss) on disposal and impairment of long-lived assets	1.5	(2.0)	3.5	(175.0)%	(2.0)	18.1	(20.1)	(111.0)%
Percentage of net revenue	0.1%	(0.1)%			(0.1)%	1.4%
Restructuring and related charges	14.8	17.7	(2.9)	(16.4)%	17.7	38.5	(20.8)	(54.0)%
Percentage of net revenue	0.8%	1.3%			1.3%	3.0%

Net Revenue

        Net revenue in fiscal 2011 increased 32.3%, or $440.6 million, to $1,804.5 million from $1,363.9 million in fiscal 2010. This increase is primarily due to an increased demand in the markets we serve. CommTest revenue increased $160.3 million largely due to the NSD acquisition in May of fiscal 2010, which contributed $112.3 million of the increase in revenue. CCOP revenue increased $271.5 million due to an increase in demands for our Pluggables, High Powered Lasers, Modulators, Tunables, ROADMS, Commercial Lasers and Circuit Pack product lines. AOT revenue increased $8.8 million due to higher demand for Gesture Recognition and Transaction Card products.

        Net revenue in fiscal 2010 increased 6.3%, or $80.6 million, to $1,363.9 million from $1,283.3 million in fiscal 2009. The increase was primarily due to upturn in the global economy. CommTest revenue increased $48.9 million largely due to the acquisition of SNT in July 2009 and NSD in May 2010, contributing $34.4 million and $8.9 million, respectively, in revenue during fiscal 2010. CCOP revenue increased $18.2 million due to a rebound in our Pluggables, High Powered Lasers, Commercial Lasers and Amplifiers product lines. AOT segment increased $13.5 million due to higher demand for 3D cinema and Currency products, partially offset by lower transaction card revenue.

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

        We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net revenue:
Americas	$877.6	$662.0	$580.5
Europe	475.5	374.6	402.1
Asia-Pacific	451.4	327.3	300.7

Total net revenue	$1,804.5	$1,363.9	$1,283.3

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $695.9 million, $532.8 million and $474.0 million, for the fiscal years ended 2011, 2010, and 2009, respectively, based on customers' shipment location. Net revenue from customers outside the Americas represented 51.4%, 51.5%, and 54.8% of net revenue for the fiscal years ended 2011, 2010, and 2009, respectively. We expect revenue from our customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

        During fiscal 2011, 2010, and 2009, no one single customer accounted for more than 10% of net revenue.

Gross Margin

        Gross margin in fiscal 2011 increased 3.7 percentage points to 43.8% from 40.1% in fiscal 2010. The increase in gross margin is primarily due to the increase in volume of Pluggables, High Powered Lasers, Modulators, Tunables, ROADMS, Commercial Lasers and Circuit Pack product lines in our CCOP segment and higher absorption of manufacturing cost driven by the increased demand in our

CCOP segment; and improved product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010 and higher absorption of manufacturing cost driven by increased demand in our CommTest segment. Gross margin decreased slightly in the AOT segment due to change in product mix.

        Gross margin in fiscal 2010 increased 2.2 percentage points to 40.1% from 37.9% in fiscal 2009. The increase in gross margin was primarily due to increased cost reductions and containment in our CCOP segment, increased absorption and product mix improvement within the segment. This increase was partially offset by the decrease in gross margin in the CommTest segment, primarily due to product mix and overall pricing pressure on large strategic transactions.

        As discussed in more detail under "Net Revenue" above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. These factors along with our continuing ongoing product and manufacturing transitions, certain suppliers' constraints, and factory utilization and execution issues, could result in quarterly variability of our gross margin.

        Additionally, we face risks and uncertainties associated with new product introductions that could impact future gross margins. New product programs and introductions, which due to their large scale, restricted field testing and limited production manufacturers with adequate capabilities, have incurred and are expected to continue to incur relatively higher start-up costs and increased yield and product quality risk. Issues associated with some of these products have negatively impacted and could continue to negatively impact our gross margin.

Research and Development ("R&D")

        R&D expense in fiscal 2011 increased 37.2%, or $65.0 million, to $239.9 million from $174.9 million in fiscal 2010. The increase is primarily a result of increased investment in development projects, together with higher compensation and benefits costs due to increased headcount, partly as a result of the acquisition of NSD in fiscal 2010, but also as a result of increased organic investment. Total R&D headcount increased from approximately 1,350 in fiscal 2010 to 1,450 in fiscal 2011. As a percentage of revenue, R&D expense slightly increased from 12.8% in fiscal 2010 to 13.3% in fiscal 2011.

        R&D expense in fiscal 2010 increased 4.7%, or $7.8 million, to $174.9 million from $167.1 million in fiscal 2009. The increase was primarily a result of higher compensation and benefits costs. Additionally, R&D headcount increased through the acquisitions of SNT and NSD in fiscal 2010. Total R&D headcount increased from 950 in fiscal 2009 to 1,350 in fiscal 2010. As a percentage of revenue, R&D expense slightly decreased from 13.0% in fiscal 2009 to 12.8% in fiscal 2010.

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

Selling, General and Administrative ("SG&A")

        SG&A expense in fiscal 2011 increased 14.2%, or $54.2 million, to $437.1 million from $382.9 million in fiscal 2010. The increase is primarily related to higher sales commissions due to increased revenues, increased variable incentive pay due to improved operating performance and increased investment in information technology, together with increases associated with the NSD acquisition. As a percentage of revenue, SG&A expenses decreased from 28.1% in fiscal 2010 to 24.2% in fiscal 2011.

        SG&A expense in fiscal 2010 decreased 4.0%, or $16.1 million, to $382.9 million from $399.0 million in fiscal 2009. The decrease is primarily due to cost reduction initiatives across the Company that were implemented in late 2009 but took full effect in fiscal 2010. These initiatives included reductions in consulting, headcount, recruitment and other outside services. The reductions in costs from these initiatives were partially offset by an increase in compensation and benefits costs. As a percentage of revenue, SG&A expenses decreased from 31.1% in fiscal 2009 to 28.1% in fiscal 2010.

        We intend to continue to aggressively address our SG&A expenses and reduce these expenses as and when opportunities are identified. We have, in the recent past, experienced and expect to continue to experience in the future, certain non-core expenses, such as mergers and acquisitions related expenses, which could increase our SG&A expenses, and impair our profitability, in any particular quarter. We are also increasing SG&A expenses to complete improvement projects with respect to business infrastructure and information technology matters. None of these non-core expenses, however, is expected to have a material adverse impact on our financial condition. There can be no assurance that our SG&A expense will decline in the future or that, more importantly, we will develop a cost structure (including our SG&A expense), which will result in profitability under current and expected revenue levels.

Amortization of Other Intangibles

        Amortization of other intangibles for fiscal 2011 increased 13.6%, or $10.7 million, to $89.1 million from $78.4 million in fiscal 2010, due to additional intangible assets acquired through the NSD acquisition during the fourth quarter of fiscal 2010.

        Amortization of other intangibles for fiscal 2010 increased 3.3%, or $2.5 million, to $78.4 million from $75.9 million in fiscal 2009.

        The other intangibles balance is adjusted quarterly to record the effect of currency translation adjustments.

Acquired In-Process Research and Development ("IPR&D")

        In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. We periodically review the stage of completion and likelihood of success of each IPR&D project. The nature of the efforts required to develop IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. During fiscal 2010, we acquired IPR&D through the acquisitions of SNT and NSD. The current status of our significant IPR&D projects from acquisitions is as follows:

SNT Acquisition

        SNT was acquired in July 2009 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, SNT was in the process of developing technology, on two projects, to be used in the next generation of test and measurement platform. During the fourth quarter of fiscal 2010 we completed one project and began amortizing the developed technology over a 5 year useful life. During the second quarter of fiscal 2011 we completed the second project and began amortizing the developed technology over an 8 year useful life.

NSD Acquisition

        NSD was acquired in May 2010 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, NSD was in the process of developing next generation network probes. We have incurred post-acquisition costs of approximately $0.8 million in fiscal 2010 and $6.3 million in fiscal 2011, respectively, and estimate that additional investment of approximately $2.0 million in research and development will be required to complete the project. The project is currently in the development stage and we expect to complete the project in the third quarter of fiscal 2012.

Impairment of Goodwill

        We test for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable.

        In fiscal 2011 and 2010, we performed our annual impairment analysis noting the fair value of each reporting unit was significantly above its carrying amount. As a result, we did not record any impairment charges. Refer to "Note 8. Goodwill" for further details.

        In fiscal 2009, due to the impact of weakening market conditions on our forecasts and a sustained, significant decline in our market capitalization, we recorded a $741.7 million goodwill impairment. The total impairment of $741.7 million consisted of $448.2 million related to the da Vinci reporting unit ("da Vinci") and CommTest reporting unit within the CommTest segment, $233.5 million related to the CCOP reporting unit within the CCOP segment, $39.1 million related to the ASG reporting unit within the AOT segment, and $20.9 million related to the Custom Optics Product Group reporting unit ("COPG") within the AOT segment. See "Note 8. Goodwill" of our Notes to Consolidated Financial Statements.

Loss (gain) on Disposal and Impairment of Long-Lived Assets

        During fiscal 2011, 2010 and 2009, we recorded $1.5 million, $(2.0) million, and $18.1 million, respectively, of loss (gain) on disposal and impairments in the carrying value of our long-lived assets in accordance with the authoritative accounting guidance regarding impairment or disposal of long-lived assets.

        The following table summarizes the components of the impairment of intangibles and loss (gain) on long-lived assets (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Loss (gain) on Disposal and Impairment of Long-Lived Assets:
Assets held and used	$—	$—	$7.7
Assets held for sale	—	—	7.4
(Gain) loss on the sale of assets	(0.1)	(0.1)	(1.2)
Long-lived assets to be disposed of other than sale	1.6	(1.9)	4.2

Total loss (gain) on disposal and impairment of long-lived assets	$1.5	$(2.0)	$18.1

Fiscal 2011

Asset Disposal Other than Sale:

        During fiscal 2011, we recorded loss of $1.6 million on the disposal of assets other than sale primarily related to accelerated depreciation in facilities at Ottawa and Fort Collins sites.

Fiscal 2010

Asset Disposal Other than Sale:

        During fiscal 2010, we recorded a gain of $1.9 million for the disposal of assets other than sale primarily related to cash receipts from Sanmina-SCI on leasehold improvements related to the sale of certain assets and liabilities related to manufacturing operations in Shenzhen, China in fiscal 2009 that had previously been written-off, partially offset by accelerated depreciation.

Fiscal 2009

Assets Held and Used:

        During fiscal 2009, we recorded an impairment charge of $7.7 million for certain intangible assets related to our da Vinci business due to weakening market conditions. Out of this total, $4.9 million and $2.8 million were recorded in cost of sales and operating expenses, respectively.

Assets Held for Sale:

        In February 2009 we entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the "Disposal group") to Sanmina-SCI and one of its subsidiaries ("the Buyer"). The related sale closed in the fourth quarter of fiscal 2009. The Disposal group was historically part of the CCOP segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company's products.

        The Company recorded a loss of $7.4 million in connection with the sale of Shenzhen facilities in fiscal 2009. The loss was calculated as follows (in millions):

Gross proceeds	$30.0
Less: adjustment for inter-company payment	(5.4)
Less: carrying value of assets	(30.8)
Less selling costs	(1.2)

Loss	$(7.4)

        The loss is recorded in the Consolidated Statements of Operations as a component of Loss (gain) on disposal and impairment of long-lived assets.

Asset Disposal Other than Sale:

        During fiscal 2009, we recorded a charge of $4.2 million for the disposal of assets other than sale primarily related to the accelerated depreciation of Micralyne assets and Louisville site.

Restructuring and Related Charges

        We continue to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate and rationalize the manufacturing of our products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. We estimate annual cost savings of approximately $28 million as a result of the restructuring activities initiated in fiscal 2011. See "Note 12. Restructuring and Related Charges" for more detail.

        During fiscal 2011, we recorded $14.8 million in restructuring and related charges. The charges are a combination of new and a continuation of the previously announced restructuring plans and is primarily of the following:

    (i)
    In the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This will result in termination of employment, exit of facilities and manufacturing transfer cost over the next 12 months. As a result, a restructuring charge of $6.2 million was recorded, consisting of $0.3 million towards manufacturing transfer costs and $5.9 million towards severance and employee benefits for approximately 140 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

    (ii)
    In the third quarter of fiscal 2011, management approved a plan to outsource a portion of manufacturing in the AOT segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs over the next 6 months. As a result, a restructuring charge of $1.1 million was recorded consisting of $0.4 million towards manufacturing transfer costs and $0.7 million towards severance and related employee benefits for approximately 35 employees in manufacturing operations. The employees being affected are located in North America. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2012.

    (iii)
    In the fourth quarter of fiscal 2011, the Company reorganized the sales organization and one of our product portfolios in the CommTest segment to focus efforts on higher growth technologies and regions. This re-organization will improve the effectiveness of the segment's sales organization and re-align the research and development projects towards the overall growth strategy of the segment. This will result in a reduction of headcount over the next 9 months. As a result, a restructuring charge of $4.6 million was recorded towards severance and employee benefits for approximately 110 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Latin America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

    (iv)
    The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2011 on the following: (i) $1.2 million on severance and employee benefits, primarily on continued implementation of the EMEA early retirement program; (ii) $2.1 million for manufacturing transfer costs in the CommTest and CCOP segments which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; and (iii) $0.4 million benefit arising primarily from $0.8 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations offset by accrual for previously restructured leases.

        During fiscal 2010, we recorded $17.7 million in restructuring and related charges. The charges were primarily a result of the following:

    (i)
    $7.1 million for severance and benefits primarily in the CommTest segment which relates to the sale of certain non-core assets, the expansion of the Europe, Middle East, and Africa ("EMEA") sales force from a primarily direct customer-only team to include a channel partners-oriented sales force, and the implementation of the EMEA early retirement program. These activities were completed by the third quarter of fiscal 2011. We also restructured and reorganized our CommTest segment to improve the efficiency of the research and development organization by reducing/rationalizing headcount, transitioning research and development investment to lower cost locations, and consolidating and centralizing similar functions to fewer sites designed to improve leverage. These activities were completed by the end of the fourth quarter of fiscal 2010;

    (ii)
    $8.5 million for manufacturing transfer cost primarily in the CCOP segment, which were the result of a production site closure in California, the consolidation of Lasers manufacturing operations at a contract manufacturer in Asia, the transfer of certain production processes into existing sites in California, and the reduction in force of our manufacturing support organization across all sites. We completed these activities by the end of the third quarter of fiscal 2010; and

    (iii)
    $2.1 million for charges for restructured leases primarily in the CommTest segment, which were the result of our continued efforts to reduce and consolidate manufacturing locations. Payments related to lease costs are expected to be paid by the second quarter of 2015.

        As of July 2, 2011, we reduced our total headcount by 107 employees, in manufacturing, research and development, selling, general and administrative functions due to the above restructuring events in fiscal 2010. The employees affected were located in North America, in Europe, in Latin America, and in Asia. As of July 2, 2011, payments related to severance and benefits related to these employees were completed.

        During fiscal 2009, we recorded $38.5 million in restructuring and related charges. The charges were primarily a result of the following:

    (i)
    $25.9 million for severance and benefits primarily in the CommTest and the CCOP segment. The CommTest segment restructured and reorganized to improve the efficiency of the research and development organization. The strategy included reducing/rationalizing headcount, transitioning research and development investment to lower cost locations, and consolidating and centralizing similar functions to fewer sites designed to improve leverage. We completed these activities by the end of the fourth quarter of fiscal 2010. Additionally, we implemented a restructuring plan for our Germany site to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. Activities included outsourcing of manufacturing to a contract manufacturer and other initiatives to reduce the overall complexity of processes and the organization. We expect these activities to be completed by the end of the fourth quarter of fiscal 2016. The CCOP segment outsourced its manufacturing capability at the Shenzhen facility to Sanmina-SCI, which was completed in the third quarter of fiscal 2009;

    (ii)
    $7.9 million for manufacturing transfer costs primarily in the CCOP segment, which were the result of simplifying our operating model by reducing its manufacturing costs. A majority of these charges were due to (a) the closure of sites in Colorado and California and the related transfer of certain production processes into existing sites in California, which we completed by the end of the fourth quarter of fiscal 2010, (b) the transition of our North American manufacturing to Asia related to certain products, which was completed by the end of the second quarter of fiscal 2011, and (c) the consolidation and relocation of a portion of its Lasers manufacturing operations to a contract manufacturer, which we completed by the end of the second quarter of fiscal 2010; and

    (iii)
    $4.7 million for lease costs primarily in the CommTest segment as we vacated the office space to reduce operating costs and improve synergies by consolidating the operations into the existing Ottawa, Canada site.

        As of July 2, 2011, we reduced our total headcount by 2,814 employees, comprised in manufacturing, research and development, and selling, general and administrative functions due to the above restricting events in fiscal 2009. The employees affected were located in North America, in Europe, and Asia. Payments related to severance and benefits are expected to be paid by the fourth quarter of fiscal 2016. Payments related to lease costs are expected to be paid by the fourth quarter of 2012.

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

Interest and Other Income (Expense), Net

        During fiscal 2011, interest and other income (expense), net, decreased by 75.0%, or $7.2 million, to $2.4 million from $9.6 million in fiscal 2010. The decrease is primarily due to $3.4 million of gains recorded in fiscal 2010 related to the distribution of proceeds from a class action settlement with Nortel and $2.0 million of gains on sale of equity investments in fiscal 2010 and to a $2.4 million reduction in interest income due to lower interest rates and lower average cash balances.

        During fiscal 2010, interest and other income (expense), net decreased by 71.3%, or $23.9 million, to $9.6 million from $33.5 million in fiscal 2009. The decrease primarily relates to the gain on repurchase and redemption of Convertible Debt of $17.0 million recognized in fiscal 2009. Additionally, interest income was $6.3 million, a decrease of $12.7 million from $19.0 million compared to the same period a year ago resulting from lower average cash balances and lower interest rates. The decrease is partially offset by $3.4 million of gains recorded in fiscal 2010 related to the distribution of proceeds from a class action settlement with Nortel compared to none in fiscal 2009.

Interest Expense

        During 2011, interest expense increased by 4.5%, or $1.1 million, to $25.4 million from $24.3 million in fiscal 2010, primarily due to an increase in amortized debt discount cost.

        During fiscal 2010, interest expense decreased by 4.7%, or $1.2 million, to $24.3 million from $25.5 million in fiscal 2009. The decrease was primarily due to decreased amortization of the Zero and 1% coupon convertible notes resulting from previous note repurchases.

Impairment of Investments

        During fiscal 2011, we recorded an impairment charge of investments of $0.2 million.

        During fiscal 2010, we recorded an impairment charge of investments of $1.4 million. During fiscal 2009, we recorded an impairment charge of investments of $18.4 million, primarily due to the impairment of $13.0 million recorded in the second quarter of fiscal 2009 related to a long-term equity investment due to the significant weakening in market conditions at that time.

        In April 2009, the existing authoritative guidance on determining whether impairment for investments in debt securities is other-than-temporary was amended. Effective in the fourth quarter of fiscal 2009, if a debt security's market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company's best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss). Prior to the fourth quarter of fiscal 2009, the entire other-than-temporary impairment charge was recognized in earnings (loss) for all debt securities.

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

Gain on Sale of Investments

        During fiscal 2011, we recorded net gains on sale of investment of $3.4 million, primarily due to the sale of 393,150 shares of common stock in Fabrinet at $10.00 per share, receiving net proceeds of $3.7 million after deduction of 7% for underwriting fees. These shares of common stock had a carrying value of $1.00 per share.

        During fiscal 2010, we recorded net gains on sale of investments of $13.1 million, primarily due to the sale of 1,606,850 shares of common stock in Fabrinet, in connection with their initial public offering, receiving net proceeds of $14.9 million or $9.30 per share, after deduction of 7% for underwriting fees, on June 30, 2010. These shares of common stock had a carrying value of $1.00 per share. As of July 3, 2010, we still owned 393,150 shares of Fabrinet's common stock that was previously reported as a long-term investment at a carrying cost of $1.00 per share. As noted above, management subsequently sold the remaining shares in the first quarter of fiscal 2011, therefore we reported the investment in Fabrinet as a short-term available-for-sale investment held at a fair value of $10.76 per share as of July 3, 2010 and recorded an unrealized gain of approximately $3.8 million in accumulated other comprehensive income.

        During fiscal 2009, we recorded net gains on sale of investments of $1.8 million. The fair value of our marketable equity securities at June 27, 2009 was zero.

        See "Note 7. Investments" for more details.

Provision for (Benefit from) Income Tax

Fiscal 2011 Tax Benefit

        We recorded an income tax benefit of $26.0 million for fiscal 2011. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2011 differed from the income tax benefit recorded primarily due to a net reduction in our valuation allowance related to the valuation allowance release and utilization of domestic and foreign net operating losses.

        During fiscal 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Positive evidence included cumulative profitability, finalization of our reorganization activity during the year and a forecast of future taxable income sufficient to realize a portion of such deferred tax assets prior to the expiration of certain net operating loss and credit carryforwards. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the year. Our conclusion that it is more likely than not that a portion of such deferred tax assets will be realized is strongly influenced by our forecast of future taxable income. We believe our forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if we realize materially less future taxable income than forecasted or have material unforeseen losses, then our ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded. Conversely, if we generate taxable income materially greater than what was forecasted, then a further release of valuation allowance may be possible.

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2011, the valuation allowance for deferred tax assets decreased by $91.4 million. The decrease was primarily related to the valuation release mentioned above and the utilization and expiration of domestic and foreign net operating losses. We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

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

Discontinued Operations

        On September 4, 2009, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). Da Vinci represented a separate component of the CommTest segment and was considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. We transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for fiscal 2010 and 2009 was $0.8 million, and $11.1 million, respectively. Net loss for fiscal 2010 was $2.3 million, primarily due to inventory write-downs. Net loss for fiscal 2009 was $3.3 million. Total loss from discontinued operations for fiscal 2010 and 2009 were $2.1 million and $3.3 million, respectively. There is no tax effect associated with this transaction.

Operating Segment Information (dollars in millions)

	2011	2010	Change	Percentage Change	2010	2009	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$803.0	$642.7	$160.3	24.9%	$642.7	$593.8	$48.9	8.2%
Operating income	119.4	81.5	37.9	46.5	81.5	86.4	(4.9)	(5.7)
Communications and Commercial Optical Products
Net Revenue	770.8	499.3	271.5	54.4	499.3	481.1	18.2	3.8
Operating income (loss)	130.0	33.4	96.6	289.2	33.4	(8.6)	42.0	N/A
Advanced Optical Technologies
Net Revenue	230.7	221.9	8.8	4.0	221.9	208.4	13.5	6.5
Operating income	77.7	82.5	(4.8)	(5.8)	82.5	80.3	2.2	2.7

Communications Test and Measurement:

        The increase in CommTest net revenue between fiscal 2011 and fiscal 2010 was mainly related to the NSD acquisition, which contributed a further $112.3 million to revenue in fiscal 2011, combined with continued improvement in macro-economic conditions during the whole of the year. Operating income increased due to increased revenue and continued focus on expense management, offset by increased investments in research and development.

        The increase in CommTest net revenue between fiscal 2010 and fiscal 2009 was mainly related to the SNT and NSD acquisitions, which contributed $34.4 million and $8.9 million, respectively, to revenue in fiscal 2010, combined with improvement in macro-economic conditions during the second half of the year. Operating income decreased due to higher costs from acquisitions and lower margins resulting from changes in product mix, which was partially offset by increased revenue from acquisitions.

Communications and Commercial Optical Products:

        The increase in CCOP net revenue between fiscal 2011 and 2010 was due to an increase in demand in most product lines, such as Pluggables, High Powered Lasers, Modulators, Tunables, ROADMS, Commercial Lasers and Circuit Packs, and the introduction of new product platforms which improved the profitability of our portfolio. Operating income increased year over year due to the increased volumes, together with an improved mix of higher margin products, offset by increased investments in research and development.

        The increase in CCOP net revenue between fiscal 2010 and 2009 was due to an increase in demand for our ROADMs, Pluggables, High Powered Lasers, Commercial Lasers and Amplifiers product lines. Operating income increased year over year due in large part to lower infrastructure costs as the result of the numerous restructuring activities that were initiated in fiscal 2009 that took full effect in fiscal 2010, as well the effects of moving to the contract manufacturing model for the full year.

Advanced Optical Technologies:

        The increase in AOT net revenue between fiscal 2011 and fiscal 2010 was primarily due to greater demand in our Gesture Recognition and Transaction Card product markets. Operating income declined as a result of lower margins resulting from changes in product mix, together with increased investments in research and development.

        The increase in AOT net revenue between fiscal 2010 and fiscal 2009 was primarily due to greater demand in Currency, 3D and Office Automation product markets. Operating income improved as a result of higher revenue and gross profit which was partially offset by increased operating expenses.

Liquidity and Capital Resources

        Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management's discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders' equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at July 2, 2011 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of July 2, 2011, approximately 85% of our cash, cash equivalents, and short-term investments were held in the U.S.

        As of July 2, 2011, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. During fiscal 2011, we recognized $0.2 million of investment losses and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the

Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

Fiscal 2011

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $728.7 million at July 2, 2011, an increase of $128.6 million from July 3, 2010. Significant inflows included $205.3 million provided by operating activities and $38.1 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $116.7 million of cash used for purchases of property, plant and equipment. Cash and cash equivalents increased by $55.2 million in fiscal 2011, primarily due to the above-referenced items offset by purchases of available-for-sale investments in excess of sales and maturities of $70.0 million.

        Operating activities provided $205.3 million of cash during fiscal 2011, resulting from our net income adjusted for non-cash items such as depreciation, amortization, and various gains and losses of $288.8 million, together with changes in operating assets and liabilities that used $83.5 million related primarily to an increase in trade receivable of $52.8 million due to the increase in sales, an increase in inventories of $38.6 million to meet the higher volume of shipments resulting from the growth and to improve lead time, an increase in other current and non-current assets of $23.7 million and a decrease in accrued expenses and other current and non-current liabilities of $17.2 million, offset by an increase in deferred revenue of $44.1 million primarily related to our CommTest segment and an increase of $9.7 million in accounts payable.

        Cash used by investing activities was $188.3 million during fiscal 2011, primarily due to $116.7 million of cash used for purchases of property and equipment, $73.6 million for purchase of available-for-sale investments, net of maturities and sales of investments, offset by $3.6 million from the sale of our Fabrinet investment. Since we continue to invest in new technology, lab equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during fiscal 2011 to increase our manufacturing capacity in China and the United States, to set up and/or improve facilities and purchase equipment to support our NSD business, and to upgrade our information technology systems.

        Our financing activities provided cash of $31.1 million, primarily related to proceeds from the exercise of stock options and issuance of stock under employee stock plans of $38.1 million offset by the payments on debt and capital lease obligations of $6.8 million.

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

        Operating activities provided $119.2 million of cash during fiscal 2010, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses of $118.2 million, together with changes in operating assets and liabilities that provided $1.0 million related primarily to an increase in deferred revenue of $33.4 million, a decrease in inventory of

$22.2 million, an increase in accounts payable of $20.8 million, a decrease in other current and non-current assets of $18.3 million and an increase in accrued payroll and related of $11.7 million, offset by an increase in accounts receivable of $62.3 million due to the increase in sales, a decrease in accrued expenses and other current and non-current liabilities of $33.6 million and a decrease in income taxes payable of $9.5 million.

        Cash used by investing activities was $65.4 million during fiscal 2010, primarily due to $207.3 million of cash used for acquisitions, net of cash acquired and $41.4 million used for purchases of property and equipment offset by $196.4 million from sales and maturities of investments in excess of purchases, including $14.9 million from the sale of our Fabrinet investment.

        Our financing activities provided cash of $1.0 million, primarily related to proceeds from the exercise of stock options and issuance of stock under employee stock plans of $9.6 million offset by the payments on debt and capital lease obligations of $8.6 million.

Fiscal 2009

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $695.5 million at June 27, 2009, a decrease of $189.2 million from June 28, 2008. Significant inflows included $107.4 million provided by operating activities, $8.7 million (net) primarily from the sale of our Shenzhen facility to Sanmina, and $5.2 million from the exercise of stock options and the issuance of stock under employee stock plans. Significant outflows included $139.2 million of cash used to repurchase a portion of the company's Senior Convertible Notes, $86.8 million of cash used to repurchase JDSU's common stock, $54.7 million for purchases of property, plant and equipment and $12.5 million of cash used in acquisitions. Cash and cash equivalents increased by $21.3 million in fiscal 2009, primarily due to the above-referenced items and sales and maturities of investments in excess of purchases of $201.5 million.

        Operating activities provided $107.4 million of cash during fiscal 2009, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $67.3 million, together with changes in operating assets and liabilities that provided $40.1 million related primarily to a decrease in accounts receivable of $105.5 million due to reduced sales and improved collection efforts and a decrease in inventories of $15.4 million, offset by a decrease in accrued expense and other current and non-current liabilities of $36.3 million, a decrease in deferred revenue of $15.2 million, a decrease in accounts payable of $12.6 million, a decrease in accrued payroll and related expenses of $11.3 million, and an increase in other current and non-current assets of $10.3 million.

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

        Our financing activities used cash of $220.9 million, primarily related to $139.2 million used to repurchase a portion of the company's Senior Convertible Notes, and $86.8 million used to repurchase common stock, offset by proceeds from the exercise of stock options and issuance of stock under employee stock plans of $5.2 million.

        During fiscal 2009, the Company repurchased approximately 7.6 million shares of common stock in open market purchases at an average price of $11.40 per share, completing the $200 million share repurchase program authorized by the Company's Board of Directors on May 15, 2008. The total purchase price of $86.8 million was reflected as a decrease to common stock based on the stated par value per share with the remainder to accumulated deficit.

Contractual Obligations

        The following summarizes our contractual obligations at July 2, 2011, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$10.3	$0.9	$2.6	$4.1	$2.7
Long-Term Debt: (1)
1% Senior convertible notes	325.0	—	325.0	—	—
Estimated interest payments	6.1	3.3	2.8	—	—
Purchase obligations (2)	146.2	145.1	1.1	—	—
Operating lease obligations (2)	148.4	25.4	40.4	28.6	54.0
Software lease obligations (2)	15.3	11.4	3.9	—	—
Pension and postretirement benefit payments (3)	86.2	5.7	11.2	12.0	57.3
Other non-current liabilities	1.3	—	0.2	—	1.1

Total	$738.8	$191.8	$387.2	$44.7	$115.1

(1)
See "Note 11. Convertible Debt and Letters of Credit" for more information.

(2)
See "Note 18. Commitments and Contingencies" for more information.

(3)
See "Note 16. Employee Benefit Plans" for more information.

        As of July 2, 2011, operating lease obligations of $3.0 million in connection with our restructuring program were accrued in our Consolidated Balance Sheet. Operating lease obligations of $1.7 million were included in "Other current liabilities" and $1.3 million was accrued in "Other non-current liabilities."

        Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $146.2 million of purchase obligations as of July 2, 2011, $58.4 million are related to inventory and the $87.8 million are non-inventory items.

        As of July 2, 2011, other non-current liabilities primarily represent other long-term employment related obligations.

        As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits including penalties and interest, the table does not include $28.6 million of such liabilities recorded on our consolidated balance sheet as of July 2, 2011.

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

        In May 2010, we completed the acquisition of NSD from Agilent, where we acquired certain assets and assumed certain liabilities of NSD, for a total purchase price consideration of approximately $163.8 million.

        In July 2009, we completed the acquisition of the SNT business of Finisar Corporation. Under the terms of the agreement, we acquired the SNT business for approximately $40.7 million.

        Please refer to "Note 5. Mergers and Acquisitions" of our Notes to Consolidated Financial Statements.

Employee Stock Options

        Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of July 2, 2011, we have available for issuance 18.1 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and 2005 Acquisition Equity Incentive Plan (the "2005 Plan"). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year or three-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program. "Full Value Awards" refer to Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of both and are expected to vest over one to five years except with respect to awards with performance conditions, which are achieved on a different timeline. The fair value of the Full Value Awards is based on the closing market price of our common stock on the date of award. See "Note 15. Stock-Based Compensation" for more detail.

Pension and Other Postretirement Benefits

        As a result of acquiring Acterna in August 2005 and NSD in May 2010, we sponsor pension plans for certain past and present employees in the United Kingdom ("UK") and Germany. We also are responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The UK plan is partially funded and the German plans, which were initially established as "pay-as-you-go" plans, are unfunded. The authoritative guidance of pension and other postretirement benefits requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheets. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan's benefit formula to employee service. At July 2, 2011, our pension plans were under funded by $85.3 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.9 million related to our non-pension postretirement benefit plan.

        We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.6 million and $5.2 million per annum. In addition, we expect to contribute approximately $0.6 million to the UK plan during fiscal 2012.

        During fiscal 2011 and fiscal 2010, we contributed GBP 0.2 million and GBP 0.2 million or approximately $0.3 million and $0.3 million, respectively, to our UK pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

        A key actuarial assumption in calculating the net periodic cost and the accumulated benefit obligation ("ABO") is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and ABO due to the fact that the accumulated benefit obligation ("ABO") is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the ABO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the ABO of approximately $6.0 million based upon July 2, 2011 data.

Liquidity and Capital Resources Requirement

        Our primary liquidity and capital spending requirements over the next 12 months will be the funding of our operating activities, capital expenditures, and making periodic interest payments on our debt outstanding. As of July 2, 2011 our expected commitments for capital expenditures is approximately $27.0 million. We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

  •
  global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

  •
  increase in accounts receivables, inventory and capital expenditures to support the revenue growth of our business;

  •
  the tendency of customers to delay payments or to negotiate favorable payment term to manage their own liquidity positions;

  •
  timing of payments to our suppliers;

  •
  factoring or sale of accounts receivable;

  •
  volatility in fixed income, credit, and foreign exchange markets which impact the liquidity and valuation of our investment portfolios;

  •
  possible investments or acquisitions of complementary businesses, products or technologies;

  •
  issuance or repurchase of debt or equity securities; and

  •
  potential funding of pension liabilities either voluntarily or as required by law or regulation.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated assets and liabilities, primarily short-term certain intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in Interest and other income (expense), net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated assets and liabilities.

        The following table provides information about our foreign currency forward and option contracts outstanding as of July 2, 2011. The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is approximately zero.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 46.2	$47.5
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 160.4	24.8
British Pound (contracts to buy GBP / sell USD)	GBP 5.0	8.0
Euro (contracts to buy EUR / sell USD)	EUR 20.0	28.8
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 112.3	14.4
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 51.9	42.1
Mexican Peso (contracts to buy MXN / sell USD)	MXN 67.1	5.6
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.9	7.3
Brazilian Real (contracts to sell BRL / buy USD)	BRL 3.9	2.4
Japanese Yen (contracts to sell JPY / buy USD)	JPY 200.2	2.5

Total notional amount of outstanding Foreign Exchange Contracts		$183.4

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

        The following table (in millions) presents the hypothetical changes in fair value in the available-for-sale debt instruments held at July 2, 2011 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at July 2, 2011.

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS				Valuation of Securities Given an Interest Rate Increase of "X" BPS
	150 BPS	100 BPS	50 BPS	Fair Value as of July 2, 2011	50 BPS	100 BPS	150 BPS
U.S. treasuries	$28.1	$28.0	$27.9	$27.8	$27.7	$27.6	$27.5
U.S. agencies	49.9	49.5	49.2	48.8	48.4	48.1	47.7
Foreign agencies	3.3	3.3	3.2	3.2	3.2	3.1	3.1
Municipals	7.3	7.3	7.2	7.2	7.1	7.1	7.0
Asset-backed securities	20.8	20.7	20.7	20.6	20.5	20.5	20.4
Corporate securities	210.7	210.2	209.8	209.3	208.9	208.5	207.9

Total	$320.1	$319.0	$318.0	$316.9	$315.8	$314.9	$313.6

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

Long-term Debt

        The fair market value of the 1% Senior Convertible Notes ("Convertible Notes") is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of July 2, 2011 and July 3, 2010, the fair market value of the 1% Senior Convertible Notes were approximately $332.1 million and $289.7 million, respectively. During the second quarter of fiscal 2011, the Company repaid the remaining outstanding amount of the Zero Coupon Senior Convertible Notes. The fair market value of the Zero Coupon Senior Convertible Notes as of July 3, 2010 was approximately $0.2 million. The fair values of Convertible Notes are based on quoted prices in active markets. Changes in fair market value reflect both the change in the market price of the notes. For additional information, see "Note 11. Convertible Debt and Letters of Credit".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at July 2, 2011 and July 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

        As discussed in Note 1 to the consolidated financial statements, the Company adopted the authoritative guidance which applies to revenue arrangements with multiple deliverables and to certain software arrangements on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 30, 2011

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net revenue	$1,804.5	$1,363.9	$1,283.3
Cost of sales	956.7	766.2	742.9
Amortization of acquired technologies	56.9	50.6	48.9
Impairment of acquired technologies	—	—	4.9

Gross profit	790.9	547.1	486.6

Operating expenses:
Research and development	239.9	174.9	167.1
Selling, general and administrative	437.1	382.9	399.0
Amortization of other intangibles	32.2	27.8	27.0
Impairment of goodwill	—	—	741.7
Loss (gain) on disposal and impairment of long-lived assets	1.5	(2.0)	13.2
Restructuring and related charges	14.8	17.7	38.5

Total operating expenses	725.5	601.3	1,386.5

Income (loss) from operations	65.4	(54.2)	(899.9)
Interest and other income (expense), net	2.4	9.6	33.5
Interest expense	(25.4)	(24.3)	(25.5)
Impairment of investments	(0.2)	(1.4)	(18.4)
Gain on sale of investments	3.4	13.1	1.8

Income (loss) from continuing operations before income taxes	45.6	(57.2)	(908.5)
Provision for (benefit from) income taxes	(26.0)	2.5	(2.3)

Income (loss) from continuing operations, net of tax	71.6	(59.7)	(906.2)
Loss from discontinued operations, net of tax	—	(2.1)	(3.3)

Net income (loss)	$71.6	$(61.8)	$(909.5)

Basic net income (loss) per share from:
Continuing operations	$0.32	$(0.27)	$(4.20)
Discontinued operations	—	(0.01)	(0.02)

Net income (loss)	$0.32	$(0.28)	$(4.22)

Diluted net income (loss) per share from:
Continuing operations	$0.31	$(0.27)	$(4.20)
Discontinued operations	—	(0.01)	(0.02)

Net income (loss)	$0.31	$(0.28)	$(4.22)

Shares used in per share calculation:
Basic	224.4	218.9	215.6
Diluted	232.6	218.9	215.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 2, 2011	July 3, 2010
ASSETS
Current assets:
Cash and cash equivalents	$395.4	$340.2
Short-term investments	297.4	227.4
Restricted cash	35.9	32.5
Accounts receivable, net (Note 6)	334.0	271.8
Inventories, net	171.2	125.7
Prepayments and other current assets	70.2	77.0

Total current assets	1,304.1	1,074.6
Property, plant and equipment, net	248.9	183.0
Goodwill	67.4	66.0
Other intangibles, net	275.4	357.4
Long-term investments	2.9	5.1
Other non-current assets	52.0	17.5

Total assets	$1,950.7	$1,703.6

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$145.4	$137.4
Accrued payroll and related expenses	76.7	62.9
Income taxes payable	21.5	19.8
Deferred revenue	83.5	45.3
Accrued expenses	50.5	47.7
Other current liabilities	41.0	37.8

Total current liabilities	418.6	350.9

Long-term debt	285.8	267.1
Other non-current liabilities	180.9	176.9
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; none issued and outstanding
Common Stock, $0.001 par value; 1 billion shares authorized; 228 million shares at July 2, 2011 and 221 million shares at July 3, 2010, issued and outstanding	0.2	0.2
Additional paid-in capital	69,641.4	69,574.0
Accumulated deficit	(68,609.0)	(68,680.6)
Accumulated other comprehensive income	32.8	15.1

Total stockholders' equity	1,065.4	908.7

Total liabilities and stockholders' equity	$1,950.7	$1,703.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
OPERATING ACTIVITIES:
Net income (loss)	$71.6	$(61.8)	$(909.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	64.1	58.3	68.5
Asset retirement obligations and deferred rent expenses	0.7	(7.1)	0.1
Amortization expense of acquired technologies and other intangibles	89.1	78.4	75.9
Amortization of stock-based compensation expense	41.4	43.1	50.6
Amortization of debt issuance costs and debt discount	19.5	17.9	19.0
Non-cash changes in short term investments	3.5	2.9	(0.3)
Loss (gain) on disposal and impairment of long-lived assets	1.5	(1.3)	18.1
Impairment of goodwill	—	—	741.7
Gain on sale of investments, net	(3.4)	(13.1)	(1.8)
Impairment in fair value of investments	0.2	1.4	18.4
Change in equity investments	—	(2.0)	0.9
Gain on repurchase of debt	—	—	(17.0)
Allowance for doubtful accounts and sales returns	0.6	1.5	2.7
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	(52.8)	(62.3)	105.5
Inventories	(38.6)	22.2	15.4
Other current and non-current assets	(23.7)	18.3	(10.3)
Accounts payable	9.7	20.8	(12.6)
Income taxes payable	(4.0)	(9.5)	4.9
Deferred revenue, current and non-current	44.1	33.4	(15.2)
Accrued payroll and related expenses	(1.0)	11.7	(11.3)
Accrued expenses and other current and non-current liabilities	(17.2)	(33.6)	(36.3)

Net cash provided by operating activities	205.3	119.2	107.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(355.3)	(427.1)	(543.6)
Maturities and sales of investments	285.3	623.5	745.1
Changes in restricted cash	(2.3)	(21.1)	(1.2)
Acquisitions, net of cash acquired	—	(207.3)	(12.5)
Purchases of long-term investments	—	(0.5)	(4.0)
Proceeds received from divestiture of business, net of selling costs	—	2.0	—
Acquisition of property and equipment	(116.7)	(41.4)	(54.7)
Proceeds from sale of assets, net of selling costs	0.7	1.0	2.3
Proceeds from sale of subsidiary	—	3.5	8.7
Dividends received from long-term investments	—	2.0	0.7

Net cash provided by (used in) investing activities	(188.3)	(65.4)	140.8

FINANCING ACTIVITIES:
Payments on debt and capital lease obligations	(6.8)	(8.6)	(0.4)
Redemption of convertible debt	(0.2)	—	(139.2)
Proceeds from finance lease	—	—	0.3
Repurchase of common stock	—	—	(86.8)
Proceeds from exercise of employee stock options and employee stock purchase plan	38.1	9.6	5.2

Net cash provided by (used in) financing activities	31.1	1.0	(220.9)

Effect of exchange rates on cash and cash equivalents	7.1	(1.5)	(6.0)
Increase (decrease) in cash and cash equivalents	55.2	53.3	21.3
Cash and cash equivalents at beginning of period	340.2	286.9	265.6

Cash and cash equivalents at end of period	$395.4	$340.2	$286.9

Supplemental disclosure of cash flow information:
Cash paid for interest	$5.8	$6.1	$6.5
Cash paid for taxes	15.3	9.6	12.9
Cash received for tax refunds	1.6	10.5	1.2
Non-cash transactions:
Purchase of software licenses	7.1	—	11.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at June 28, 2008	222.0	$0.2	$69,480.1	$(67,623.7)	$77.9	$1,934.5
Net loss	—	—	—	(909.5)	—	(909.5)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	(0.4)	(0.4)
Foreign currency translation adjustment	—	—	—	—	(52.8)	(52.8)
Defined benefit obligation, net of tax	—	—	—	—	(0.8)	(0.8)

Comprehensive income (loss)	—	—	—	—		(963.5)

Shares issued under employee stock plans, net of tax effects	2.6	—	(0.1)	—	—	(0.1)
Repurchase of common stock	(7.6)	—	—	(86.9)	—	(86.9)
Stock-based compensation	—	—	50.5	—	—	50.5
Noncredit portion of losses related to investment securities	—	—	—	1.3	(1.3)	—

Balance at June 27, 2009	217.0	0.2	69,530.5	(68,618.8)	22.6	934.5
Net loss	—	—	—	(61.8)	—	(61.8)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	6.2	6.2
Foreign currency translation adjustment	—	—	—	—	(4.6)	(4.6)
Defined benefit obligation, net of tax	—	—	—	—	(9.1)	(9.1)

Comprehensive income (loss)	—	—	—	—		(69.3)

Shares issued under employee stock plans, net of tax effects	4.1	—	0.4	—	—	0.4
Stock-based compensation	—	—	43.1	—	—	43.1

Balance at July 3, 2010	221.1	0.2	69,574.0	(68,680.6)	15.1	908.7
Net income	—	—	—	71.6	—	71.6
Change in net unrealized loss on available-for-sale investments	—	—	—	—	(2.3)	(2.3)
Foreign currency translation adjustment	—	—	—	—	12.1	12.1
Defined benefit obligation, net of tax	—	—	—	—	7.9	7.9

Comprehensive income (loss)	—	—	—	—	—	89.3

Shares issued under employee stock plans, net of tax effects	6.5	—	25.7	—	—	25.7
Stock-based compensation	—	—	41.7	—	—	41.7

Balance at July 2, 2011	227.6	$0.2	$69,641.4	$(68,609.0)	$32.8	$1,065.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        JDS Uniphase Corporation ("JDSU") is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, and network equipment manufacturers. JDSU is also a leading provider of optical solutions for biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, brand authentication, display systems, and custom color product differentiation applications.

Fiscal Years

        The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company's fiscal 2011 ended on July 2, 2011 and was a 52 week year. The Company's fiscal 2010 ended on July 3, 2010 was a 53 week year. The Company's fiscal 2009 ended on June 27, 2009 was a 52 week year.

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

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

Restricted Cash

        At July 2, 2011 and July 3, 2010, the Company's short-term restricted cash balances were $35.9 million and $32.5 million, respectively. They primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Investments

        The Company's investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders' equity. Gains or losses on trading securities resulting from changes in fair value are recognized currently in earnings. The Company's short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations. When the Company holds minority investments in privately held companies, they are generally carried at cost and classified as long-term investments.

        The Company periodically reviews these investments for impairment. Effective from the fourth quarter of fiscal 2009, if a debt security's market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company's best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss).

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, and deferred compensation liability, approximate fair value because of their short maturities. Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The use of different valuation methodologies or market assumptions could have a material impact on estimated fair value amounts. Fair value for investments in public companies is determined using quoted market prices for those securities. Fair value for investments in privately held companies is estimated based upon one or more of the following: assessment of the investees' historical and forecasted financial condition; operating results and cash flows; the values of recent rounds of financing; or quoted market prices of comparable public companies. The fair market value of the Company's Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet, which remains at the par value of $1,000 per bond. Refer to the Company's "Note 11. Convertible Debt and Letters of Credit" for more detail.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Inventories

        Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable market value. The Company assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 5 to 50 years for building and improvements, 2 to 10 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

        Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are capitalized. Costs capitalized for computer software developed or obtained for internal use are included in Property, Plant and Equipment on the Consolidated Balance Sheets.

Goodwill

        Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. See "Note 8. Goodwill" for more detail.

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

        If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as "Impairment of goodwill". Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

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

Loss (gain) on disposal and impairment of long-lived assets

Long-lived assets held and used

        The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See "Note 10. Loss (gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

        Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized in the Statement of Operations as "Loss (gain) on disposal and impairment of long-lived assets" when the carrying amount is not recoverable and exceeds fair value.

Long-lived assets held for sale

        Long-lived assets are classified as held for sale when certain criteria are met, which include: management commitment to a plan to sell the assets; the availability of the assets for immediate sale in their present condition; an active program to locate buyers and other actions to sell the assets has been initiated; whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year; whether the assets are being marketed at reasonable prices in relation to their fair value; and how unlikely it is that significant changes will be made to the plan to sell the assets. See "Note 10. Loss (gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

        The Company measures long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell. Fair value is determined using quoted market prices or the anticipated cash flows discounted at a rate commensurate with the risk involved.

Pension and Other Postretirement Benefits

        The funded status of the Company's retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and for the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

nonpension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative company contributions made to an irrevocable trust fund, held for the sole benefit of participants, which are invested by the trust fund. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and nonpension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

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

        The measurement of the benefit obligation and net periodic pension cost (income) is based on the Company's estimates and actuarial valuations provided by third-party actuaries which are approved by the Company's management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets. While the Company believes that these assumptions are appropriate, significant differences in the actual experience or significant changes in the assumptions that may be required under new legislation, or accounting pronouncements, or otherwise may materially affect the Company's pension and other post-retirement obligations and related future expense.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Concentration of Credit and Other Risks and Allowance for Doubtful Accounts

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. The Company's cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

        The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

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

        The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations and financial condition. Although such losses have been within management's expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company's allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses. No one customer accounted for greater than 10% of accounts receivables or revenue for the periods presented.

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

Foreign Currency Forward Contracts

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks. The change in fair value of these foreign currency

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

forward contracts is recorded as income or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any of the periods presented.

        The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both July 2, 2011 and July 3, 2010, is approximately zero.

Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within Shareholder's Equity. Income and expense accounts are translated at the prior month balance sheet exchange rates. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations, and have not been significant for all periods.

Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable, and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

        The Company reduces revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. The Company's estimates are based on its historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

        In addition to the aforementioned general policies, the following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Multiple-Element Arrangements

        In October 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition, on non-software arrangements, and allows the use of management's best estimate of selling price ("BESP") for individual elements of an arrangement when vendor-specific objective evidence ("VSOE") or third-party evidence ("TPE") is unavailable. In addition, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognition of revenue similar to that for other tangible products. The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 3, 2010.

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine the units of accounting, and the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of VSOE of fair value if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

        The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in remote circumstances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available the Company then use BESP. Generally, the Company is not able to determine TPE because its product strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from its peers. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company applies significant judgment in establishing pricing strategies and evaluating market conditions and product lifecycles.

        The determination of BESP is made through consultation with and approval by the segment management. Segment management may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from fiscal 2011, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        To the extent that a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to the authoritative guidance on software revenue recognition) the Company allocates the fair value of the units of accounting using relative selling price and that unit of accounting is accounted for in accordance with the specific guidance. Some product offerings include hardware that are integrated with or sold with software that delivers the functionality of the equipment. The Company believes that this equipment is not considered software related and would therefore be excluded from the scope of the authoritative guidance on software revenue recognition.

        If the transactions entered into or materially modified on or after July 3, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the year ended July 2, 2011, would decrease by approximately $7 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Hardware

        Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Services

        Revenue from services and system maintenance is typically recognized on a straight-line basis over the term of the contract. Revenue from time and material contracts is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. The Company also generate service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.

Software

        The Company's software arrangements generally consist of a perpetual license fee and PCS. Generally the Company has established VSOE of fair value for PCS contracts based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software related and non software-related elements are accounted for in accordance with the following policies.

  •
  Non software and software related products are bifurcated based on a relative selling price

  •
  Software related products are separated into units of accounting if all of the following criteria are met:

  •
  The functionality of the delivered element(s) is not dependent on the undelivered element(s).

  •
  There is VSOE of fair value of the undelivered element(s).

  •
  Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

        If these criteria are not met, the software revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. In cases where VSOE is not established for PCS, revenue is recognized ratably over the PCS period after all software deliverables have been made and the only undelivered item is PCS.

Warranty

        The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising costs totalled $1.4 million, $1.5 million, and $2.4 million in fiscal 2011, 2010, and 2009, respectively.

Research and Development ("R&D") Expense

        Costs related to research and development, which primarily consists of labor and benefits, supplies, facilities, consulting, and outside service fees, are charged to expense as incurred, except as follows: capitalization of material software development costs begins when a product's technological feasibility has been established in accordance with the authoritative accounting guidance. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Stock-Based Compensation

        The Company estimates the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of the Company's common stock. The Company uses the Lattice model to estimate the fair value of certain performance based options with market conditions. The fair value of the Full Value Awards is based on the closing market price of the Company's common stock on the date of award.

        The Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture rates are trued-up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance based Full Value Awards and options with market conditions which are amortized based upon graded vesting method.

Income Taxes

        In accordance with the authoritative guidance on accounting for income taxes, the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in its consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.

        The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company's ability to realize its deferred tax assets, then its tax provision may decrease in the period in which it determines that realization is more likely than not.

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

        The recognition and measurement of current taxes payable or refundable and deferred tax assets and liabilities requires that the Company make certain estimates and judgments. Changes to these estimates or a change in judgment may have a material impact on the Company's tax provision in a future period.

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

Asset Retirement Obligations

        Asset retirement obligations ("ARO") are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. At July 2, 2011 and July 3, 2010, $0.9 million and $0.5 million of ARO was included in the Consolidated Balance Sheets in "Other current liabilities" and the remainder of $9.4 million and $7.4 million was included in "Other non-current liabilities".

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended July 2, 2011	$7.9	1.9	0.1	0.5	(0.1)	$10.3
Year ended July 3, 2010	$13.9	0.7	(7.2)	0.5	—	$7.9

Note 2. Recently Issued Accounting Pronouncements

        In June 2011, the Financial Accounting Standards Board ("FASB") issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the third quarter of fiscal 2012, and will be applied retrospectively. The Company is currently evaluating the disclosure impact of the adoption of this guidance on its consolidated financial statements.

        In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement and requires new disclosures, with a particular focus on Level 3 measurements. This guidance is effective for the Company beginning in the third quarter of fiscal 2012, and will be applied retrospectively. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this amended guidance.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In November 2010, the FASB issued authoritative guidance on application of goodwill impairment model when a reporting unit has a zero or negative carrying amount. When a reporting unit has a zero or negative carrying value, Step 2 of the goodwill impairment test should be performed if qualitative factors indicate that it is more likely than not that a goodwill impairment exists. The guidance is effective for the Company beginning in the first quarter of fiscal 2012. The Company does not anticipate a material impact on its consolidated financial statements as a result of the adoption of this guidance.

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

Note 3. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Numerator:
Income (loss) from continuing operations, net of tax	$71.6	$(59.7)	$(906.2)
Loss from discontinued operations, net of tax	—	(2.1)	(3.3)

Net income (loss)	$71.6	$(61.8)	$(909.5)

Denominator:
Weighted-average number of common shares outstanding
Basic	224.4	218.9	215.6
Effect of dilutive securities from stock-based benefit plans	8.2	—	—

Diluted	232.6	218.9	215.6

Income (loss) from continuing operations, net of tax—basic	$0.32	$(0.27)	$(4.20)
Loss from discontinued operations, net of tax—basic	—	(0.01)	(0.02)

Net income (loss) per share—basic	$0.32	$(0.28)	$(4.22)

Income (loss) from continuing operations, net of tax—diluted	$0.31	$(0.27)	$(4.20)
Loss from discontinued operations, net of tax—diluted	—	(0.01)	(0.02)

Net income (loss) per share—diluted	$0.31	$(0.28)	$(4.22)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the weighted average potentially dilutive securities excluded from the computation because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Stock options and ESPP	3.8	12.4	15.5
Restricted shares and stock units	—	6.4	7.7
Zero coupon senior convertible notes	—	—	0.8

Total potentially dilutive securities	3.8	18.8	24.0

        The 1% convertible notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the "in-the-money" conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company's common stock or cash. See "Note 11. Convertible Debt and Letters of Credit" for more details.

Note 4. Accumulated Other Comprehensive Income

        The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and pension liability. At July 2, 2011 and July 3, 2010, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Unrealized (loss) gains on investments, net of tax	$(1.6)	$0.7
Foreign currency translation gains	20.0	7.9
Defined benefit obligation, net of tax	14.4	6.5

Accumulated other comprehensive income	$32.8	$15.1

        The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net income (loss)	$71.6	$(61.8)	$(909.5)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	(2.3)	6.2	(0.4)
Net change in cumulative translation adjustment	12.1	(4.6)	(52.8)
Net change in defined benefit obligation, net of tax	7.9	(9.1)	(0.8)

Net change in other comprehensive income (loss)	17.7	(7.5)	(54.0)

Comprehensive income (loss)	$89.3	$(69.3)	$(963.5)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 5. Mergers and Acquisitions

Fiscal 2010 Acquisitions

Network Solutions Division of Agilent Technologies, Inc. ("NSD")

        In May 2010, the Company purchased NSD from Agilent Technologies, Inc. for a total purchase price consideration of approximately $163.8 million in cash. NSD is included in the Company's CommTest segment.

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

        NSD's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

results of operations of the Company and NSD, on a pro forma basis, as though the companies have been combined as of the beginning of each of the years presented:

(in millions, except per share data)	July 3, 2010	June 27, 2009
Pro forma net revenue	1,497.5	1,464.4
Pro forma net loss	(79.1)	(926.4)
Pro Forma net loss per share—basic and diluted	(0.36)	(4.30)

Storage Network Tools Business of Finisar Corporation ("SNT")

        In July 2009, the Company purchased the Storage Network Tools business of Finisar Corporation ("SNT") for approximately $40.7 million in cash. SNT is included in JDSU's Communications Test and Measurement segment.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

        The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Allowance for doubtful accounts	$2.3	$2.6
Allowance for sales returns and other	0.5	0.4

Total accounts receivable reserves and allowances	$2.8	$3.0

        The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended July 2, 2011	$2.6	$0.5	$(0.8)	$2.3
Year ended July 3, 2010	2.3	1.2	(0.9)	2.6
Year ended June 27, 2009	4.7	2.7	(5.1)	2.3

(1)
Write-offs of uncollectible accounts, net of recoveries.

Inventories

        Inventories are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Finished goods	$86.5	$60.7
Work in process	30.4	25.4
Raw materials and purchased parts	54.3	39.6

Total inventories, net	$171.2	$125.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

        The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Land	$16.5	$17.0
Buildings and improvements	39.9	35.2
Machinery and equipment	370.8	295.5
Furniture, fixtures, software and office equipment	152.4	146.2
Leasehold improvements	79.5	57.7
Construction in progress	43.8	25.0

	702.9	576.6
Less: Accumulated depreciation	(454.0)	(393.6)

Property, plant and equipment, net	$248.9	$183.0

        At July 2, 2011 and July 3, 2010, property, plant and equipment, net included $17.3 million and $20.0 million in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method, respectively. See "Note 18. Commitments and Contingencies" for more detail.

        During fiscal 2011, 2010, and 2009, the Company recorded $64.1 million, $58.3 million, and $68.5 million, respectively, of depreciation expense.

        During fiscal years 2011, 2010 and 2009, the Company recorded a loss (gain) on disposal and impairment of long-lived assets of $1.5 million, $(2.0) million and $18.1 million, respectively. See "Note 10. Loss (gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

Prepayments and Other Current Assets

        The components of prepayments and other current assets were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Prepayments	$46.6	$42.5
Deferred income tax	2.0	1.8
Refundable income taxes	2.5	4.0
Other receivables	10.0	21.8
Other current assets	9.1	6.9

Total prepayments and other current assets	$70.2	$77.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

        The components of other current liabilities were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Deferred compensation plan	$5.7	$5.2
Warranty accrual	7.9	7.3
VAT liabilities	3.2	4.6
Restructuring accrual	11.0	7.1
Deferred income tax	1.5	2.1
Other	11.7	11.5

Total other current liabilities	$41.0	$37.8

Other Non-Current Liabilities

        The components of other non-current liabilities were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Pension accrual and post employment benefits	$81.3	$77.1
Deferred taxes	8.6	8.5
Restructuring accrual	4.4	6.7
Financing obligation	29.4	30.2
Non-current income taxes payable	10.2	14.1
Asset retirement obligations	9.4	7.4
Long-term deferred revenue	22.1	16.2
Other	15.5	16.7

Total other non-current liabilities	$180.9	$176.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and other income (expense), net

        The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Interest income	$3.9	$6.3	$19.0
Foreign exchange (losses) gains, net	(1.5)	(0.7)	1.1
Proceeds from Nortel class action settlement (1)	0.3	3.4	—
Gains on repurchase of Convertible Notes	—	—	17.0
Gain (loss) on equity investments	—	2.0	(0.9)
Other income (expense), net	(0.3)	(1.4)	(2.7)

Total interest and other income (expense), net	$2.4	$9.6	$33.5

(1)
In February 2001, the Company received approximately 65.7 million shares (the "Nortel Shares") of Nortel Networks Corporation ("Nortel") common stock in connection with the sale of its Zurich, Switzerland subsidiary to Nortel. Beginning in February 2001 Nortel has been involved with two class action lawsuits on behalf of persons who purchased Nortel common stock during the class period. The Company began selling the Nortel Shares in 2001 and had sold all of its holdings by July 2005.

  In December 2007, the Company was notified by the settlement administrator that its Proof of Claim and Release submitted in relation to the case had been accepted. The initial distribution of cash and common shares to participants in the settlement was approved in March and April of 2008. The Company continues to periodically receive payments related to the settlement, including approximately $0.3 million in cash during the fourth quarter of fiscal 2011 and approximately $3.4 million in cash during the third quarter of fiscal 2010.

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

        The Company's investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At July 2, 2011 the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$27.7	$0.1	$—	$27.8
Agencies
U.S.	48.5	0.3	—	48.8
Foreign	3.2	—	—	3.2
Municipal bonds & sovereign debt instruments	7.2	—	—	7.2
Asset-backed securities	20.0	1.0	(0.4)	20.6
Corporate securities	209.1	1.6	—	210.7

Total available-for-sale securities	$315.7	$3.0	$(0.4)	$318.3

        As of July 2, 2011, of the total estimated fair value, $23.7 million was classified as cash and cash equivalents, $291.7 million was classified as short-term investments and $2.9 million was classified as long-term investments.

        In addition to the amounts presented above, at July 2, 2011, the Company's short-term investments classified as trading securities, which includes both debt and equity securities, were $5.7 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

        In April 2009, the Financial Accounting Standards Board ("FASB") amended the existing authoritative guidance on determining whether impairment for investments in debt securities is other-than-temporary. As a result of its adoption of this guidance in the fourth quarter of fiscal 2009, the Company reviewed all debt securities and recorded a one-time adjustment to reclassify the $1.3 million noncredit portion of the $2.2 million other-than-temporary impairment loss recognized in the previous period related to one of its securities from accumulated deficit to accumulated other comprehensive income.

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

        During fiscal 2011 and 2010, the Company recorded $0.2 million and $1.4 million of other-than-temporary impairment, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At July 2, 2011, the Company's gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4

Total gross unrealized losses	$—	$0.4	$0.4

        At July 2, 2011, contractual maturities of the Company's debt securities classified as available-for-sale securities and trading securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$225.8	$227.3
Amounts maturing in 1 - 5 years	88.5	89.0
Amounts maturing more than 5 years	2.3	2.9

Total debt securities	$316.6	$319.2

        At July 3, 2010, the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$27.1	$0.1	$—	$27.2
Agencies
U.S.	47.0	0.4	—	47.4
Foreign	2.9	—	—	2.9
Municipal bonds & sovereign debt instruments	1.5	—	—	1.5
Asset-backed securities	30.1	—	(1.1)	29.0
Corporate securities	128.8	2.0	(0.1)	130.7

Total debt securities	237.4	2.5	(1.2)	238.7
Marketable equity investments	0.4	3.8	—	4.2

Total available-for-sale securities	$237.8	$6.3	$(1.2)	$242.9

        As of July 3, 2010, of the total estimated fair value, $15.3 million was classified as cash and cash equivalents, $222.5 million was classified as short-term investments, and $5.1 million was classified as long-term investments.

        In addition to the amounts presented above, at July 3, 2010, the Company's short-term investments classified as trading securities, which include both debt and equity securities, were $4.9 million. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At July 3, 2010, the Company's gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$1.1	$1.1
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$1.1	$1.2

Marketable Equity Investments

        During the first quarter of fiscal 2011, the Company sold the remaining 393,150 shares of common stock in Fabrinet at $10.0 per share and recognized a gain of $3.3 million, the difference between the net proceeds of $3.7 million and the cost of $0.4 million. As of July 2, 2011, the Company did not any hold marketable equity securities that are classified as available-for-sale securities

        During fiscal 2010, the Company recorded net gains on sale of investments of $13.1 million, primarily due to the sale of 1,606,850 shares of common stock in Fabrinet, in connection with their initial public offering, receiving net proceeds of $14.9 million or $9.30 per share, after deduction of 7% of underwriting fees, on June 30, 2010. These shares of common stock had a carrying value of $1.00 per share. As of July 3, 2010, the Company owned 393,150 shares of Fabrinet's common stock that was previously reported as a long-term investment at a carrying cost of $1.00 per share. Since the Company subsequently sold the remaining shares in the first quarter of fiscal 2011, the Company reported the investment in Fabrinet as a short-term available-for-sale investment held at a fair value of $10.76 per share as of July 3, 2010 and recorded an unrealized gain of approximately $3.8 million in accumulated other comprehensive income.                                    .

Long-Term Investments

        The components of the Company's long-term investments were as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Available-for-sale debt securities	$2.9	$5.1

Total long-term investments	$2.9	$5.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

        Assets measured at fair value at July 2, 2011 are summarized below (in millions):

		Fair value measurement as of July 2, 2011
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$27.8	$27.8	$—
Agencies
U.S.	48.8	42.8	6.0
Foreign	3.2	—	3.2
Municipal bonds and sovereign debt instruments	7.2	—	7.2
Asset-backed securities	20.6	—	20.6
Corporate securities	210.7	—	210.7

Total debt available-for-sale securities	318.3	70.6	247.7
Money market instruments and funds	341.5	341.5	—
Trading securities	5.7	5.7	—

Total assets (1)	$665.5	$417.8	$247.7

(1)
$323.9 million in cash and cash equivalents, $297.4 million in short-term investments, $35.9 million in restricted cash, $5.4 million in other non-current assets, and $2.9 million in long-term investments on the Company's consolidated balance sheets.

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

        The Company's cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        As of July 3, 2010 and July 2, 2011, the Company did not hold any Level 3 instruments.

Note 8. Goodwill

Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications & Commercial Optical Products	Communications Test & Measurement	Advanced Optical Technologies	Total
Balance as of June 27, 2009 (1)	$—	$—	$8.3	$8.3
Goodwill from SNT Acquisition (2)	—	9.9	—	9.9
Goodwill from NSD Acquisition (2)	—	46.4	—	46.4
Purchase price adjustment related to the achievement of milestones (2)	—	1.0	—	1.0
Other purchase price adjustment	—	0.4	—	0.4

Balance as of July 3, 2010 (3)	—	57.7	8.3	66.0
Goodwill from Acquisition	—	—	—	—
Adjustments primarily including currency translation adjustments related to NSD Acquisition	—	1.4	—	1.4

Balance as of July 2, 2011 (4)	$—	$59.1	$8.3	$67.4

(1)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $92.8 million, respectively as of June 27, 2009.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 27, 2009.
(2)
See "Note 5. Mergers and Acquisitions" of the Notes to Consolidated Financial Statements for detail.
(3)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $540.8 million, and $92.8 million, respectively as of July 3, 2010.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of July 3, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $542.2 million, and $92.8 million, respectively as of July 2, 2011.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of July 2, 2011.

        The following table presents gross goodwill and accumulated impairment balances for the fiscal years ended July 2, 2011, and July 3, 2010 (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Gross goodwill balance	$5,746.3	$5,744.9
Accumulated impairment losses	(5,678.9)	(5,678.9)

Net goodwill balance	$67.4	$66.0

Impairment of Goodwill

Fiscal 2011 and 2010:

        The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods of fiscal 2011 or fiscal 2010 and thus, the Company reviewed goodwill for impairment during the fourth quarter. The Company determined that, based on its cash flow structure, organizational structure and the financial information that is provided to and reviewed by management and the Board of Directors, its reporting units are: CommTest, CCOP, COPG, ASG, and Flex.

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

Fiscal 2009:

        In the second quarter of fiscal 2009, in connection with the impact of weakening market conditions on the Company's forecasts and a sustained, significant decline in the market capitalization to a level lower than the net book value of the Company, the Company concluded that triggering events existed and were required to test long-lived assets and goodwill for impairment.

        Under the corresponding authoritative guidance, the Company's long-lived assets and liabilities are grouped at the lowest level for which there is identifiable cash flow. Goodwill is tested for impairment at a reporting unit level. The Company has determined that, based on its cashflow structure, organizational structure and the financial information that is provided to and reviewed by management

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and the Board of Directors, its long-lived asset groups and reporting units are: CommTest (excluding da Vinci), da Vinci, CCOP, COPG, ASG, and Flex.

        In accordance with authoritative guidance, the Company estimated the future net undiscounted cash flows expected to be generated from the use of the long-lived asset groups and their eventual disposal and then compared the estimated undiscounted cash flows to the carrying amount of the long-lived asset groups. The cash flow period was based on the remaining useful lives of the primary asset in each long-lived asset group which ranges from 5 to 13 years. The result of the analysis indicated that the estimated undiscounted cash flows exceed the carrying amount of the long-lived asset groups, the long-lived asset groups are recoverable; therefore, an impairment does not exist, except for da Vinci. As a result of the test, the Company recorded da Vinci's long-lived asset impairment charge of $7.7 million which approximates the full amount of the intangible assets associated with this asset group in the second quarter of fiscal year 2009.

        Under the first step of the authoritative guidance for impairment testing , the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices, are considered. The fair value of the reporting units was determined based on the income approach and then compared to the results of the market approach for reasonableness. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 4.1% to 20.5%, discount rates of 19.2% to 31.7% and terminal value growth rates of 4% to 5%. The discount rates are higher than the ones used in the last annual impairment test due to the increase in the inherent risks in the CommTest and CCOP products market that the Company serves. The Company believes that the assumptions and rates used in the interim impairment test are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The sum of the fair values of the reporting units was reconciled to the Company's current market capitalization plus an estimated control premium. Based on the first step of the analysis, the Company determined that the carrying amounts of all reporting units, except Flex, were in excess of their fair value. The result of the preliminary analysis indicated that there would be no remaining implied value attributable to goodwill in its COPG reporting unit within the AOT segment and its CCOP reporting unit within the CCOP segment. Accordingly, the Company wrote off all $254.4 million of goodwill associated with these reporting units in fiscal year 2009. The Company was required to perform the second step analysis on CommTest and ASG reporting units to determine the amount of the impairment loss.

        Under the second step, the implied fair value of goodwill requires valuation of a reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of a reporting unit's goodwill exceeds its implied fair value, goodwill is deemed impaired and is written down to the extent of the difference. As a result, the Company impaired the value of its goodwill by $487.3 million on CommTest and ASG reporting units in fiscal year 2009. For CommTest and ASG, the second step goodwill impairment test estimate assumed the carrying value of assets approximated their fair value. With regard to CommTest reporting unit, the goodwill impairment charge of $448.2 million approximated the difference between the reporting unit's fair value and its carrying value. With regard to ASG reporting unit, the goodwill impairment charge of $39.1 million approximated the full amount of the goodwill associated with this reporting unit.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Acquired Developed Technology and Other Intangibles

        The following tables present details of the Company's acquired developed technology and other intangibles (in millions):

As of July 2, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.4	$(344.1)	$173.3
Other	300.5	(208.2)	92.3

Total intangibles subject to amortization	817.9	(552.3)	265.6
Indefinite life intangibles	9.8	—	9.8

Total intangibles	$827.7	$(552.3)	$275.4

As of July 3, 2010	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.4	$(288.1)	$229.3
Other	275.5	(158.7)	116.8

Total intangibles subject to amortization	792.9	(446.8)	346.1
Indefinite life intangibles	11.3	—	11.3

Total intangibles	$804.2	$(446.8)	$357.4

        Other intangibles consists of patents, trademarks, trade names, proprietary know-how and trade secrets, customer and secure government relationships, customer backlog, and non-competition agreements.

        During fiscal 2011, 2010, and 2009, the Company recorded $89.1 million, $78.4 million, and $75.9 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company's amortization (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Cost of sales	$56.9	$50.6	$48.9
Operating expense	32.2	27.8	27.0

Total	$89.1	$78.4	$75.9

        During fiscal 2011, 2010, and 2009, the Company recorded zero, zero, and $7.7 million, respectively, of impairments in the carrying value of acquired developed technology and other intangibles as a result of impairment analyses performed in accordance with authoritative guidance.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Based on the carrying amount of other intangibles as of July 2, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2012	$83.0
2013	65.4
2014	39.9
2015	32.4
2016	12.5
Thereafter	32.4

Total amortization	$265.6

Note 10. Loss (gain) on Disposal and Impairment of Long-Lived Assets

        During fiscal 2011, 2010, and 2009, the Company recorded $1.5 million, ($2.0) million, and $18.1 million, respectively, of loss (gain) on disposal and impairments in the carrying value of long-lived assets in accordance with the authoritative accounting guidance regarding impairment or disposal of long-lived assets. The carrying values of assets held for sale at July 2, 2011 and July 3, 2010 were both zero. The following table summarizes the components of the impairments and gain/losses of long-lived assets (in millions):

	Years Ended
	July 2, 2011		July 3, 2010	June 27, 2009
Loss (gain) on Disposal and Impairment of Long-Lived Assets:
Assets held and used	$		$—	$7.7
Assets held for sale			—	7.4
(Gain) loss on the sale of assets		(0.1)	(0.1)	(1.2)
Long-lived assets to be disposed of other than sale		1.6	(1.9)	4.2

Total loss (gain) on disposal and impairment of long-lived assets		$1.5	$(2.0)	$18.1

Fiscal 2011

Asset Disposal Other than Sale:

        During fiscal 2011, the Company recorded loss of $1.6 million on the disposal of assets other than sale primarily related to accelerated depreciation on facilities at Ottawa and Fort Collins.

Fiscal 2010

Asset Disposal Other than Sale:

        During fiscal 2010, the Company recorded a gain of $1.9 million for the disposal of assets other than sale primarily related to cash receipts from Sanmina-SCI on leasehold improvements related to the sale of certain assets and liabilities related to manufacturing operations in Shenzhen, China in fiscal 2009 that had previously been written-off, partially offset by accelerated depreciation.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2009

Assets Held and Used:

        During fiscal 2009, the Company recorded an impairment charge of $7.7 million for certain intangible assets related to its da Vinci business. Out of this total, $4.9 million and $2.8 million were recorded in cost of sales and operating expenses, respectively.

Assets Held for Sale:

        In February 2009 the Company entered into a definitive agreement to sell certain assets and liabilities related to manufacturing operations in Shenzhen, China (the "Disposal group") to Sanmina-SCI and one of its subsidiaries ("the Buyer"). The related sale closed in the fourth quarter of fiscal 2009. The Disposal group was historically part of the Communication and Commercial Optical Products Segment. Concurrently, the Company entered into an agreement where the Buyer would manufacture and supply certain of the Company's products.

        The Company recorded a loss of $7.4 million in connection with the sale of certain assets and liabilities related to manufacturing operations in Shenzhen, China in fiscal 2009. The loss was calculated as follows (in millions):

Gross proceeds	$30.0
Less: adjustment for inter-company payment	(5.4)
Less: carrying value of assets	(30.8)
Less selling costs	(1.2)

Loss	$(7.4)

        The loss is recorded in the Consolidated Statements of Operations as a component of Loss (gain) on disposal and impairment of long-lived assets.

Asset Disposal Other than Sale:

        During fiscal 2009, we recorded a charge of $4.2 million for the disposal of assets other than sale primarily related to accelerated depreciation of Micralyne assets and Louisville site.

Note 11. Convertible Debt and Letters of Credit

        The following table presents details of the Company's long-term debt as of July 2, 2011 and July 3, 2010 (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
1% senior convertible notes	$285.8	$267.1
Zero coupon senior convertible notes	—	0.2

Total convertible debt	285.8	267.3
Less: current portion	—	(0.2)

Total long-term debt	$285.8	$267.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Based on quoted market prices, as of July 2, 2011 and July 3, 2010, the fair market value of the 1% Senior Convertible Notes was approximately $332.1 million and $289.7 million, respectively. During the second quarter of fiscal 2011 the company repaid the remainder of Zero Coupon Senior Convertible Notes outstanding. As of July 3, 2010, the fair market value of the Zero Coupon Senior Convertible Notes was approximately $0.2 million. Changes in fair market value reflect the change in the market price of the notes.

        The Company was in compliance with all debt covenants as of July 2, 2011.

1% Senior Convertible Notes

        On June 5, 2006, the Company completed an offering of $425 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The notes bear interest at a rate of 1.00% per year and are convertible into a combination of cash and shares of the Company's common stock at a conversion price of $30.30 per share. Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The notes mature on May 15, 2026.

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

        The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average "yield to worst" rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of July 2, 2011, the remaining term of the 1% Senior Convertible Notes is 1.9 years.

        The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of July 2, 2011, the unamortized portion of the debt issuance cost related to the notes is $1.4 million and is included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the carrying amounts of the liability and equity components (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Carrying amount of equity component	$158.5	$158.5

Principal amount of 1% Senior Coupon Notes	325.0	325.0
Unamortized discount of liability component	(39.2)	(57.9)

Carrying amount of liability component	$285.8	$267.1

        The following table presents the interest expense for the contractual interest and the amortization of debt discount:

	Years Ended
	July 2, 2011	July 3, 2010
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$3.3	$3.3
Interest expense-amortization of debt discount	18.7	17.2

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

Outstanding Letters of Credit

        As of July 2, 2011, the Company had 15 standby letters of credit totalling $40.2 million.

Note 12. Restructuring and Related Charges

        The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate the Company and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of July 2, 2011, the Company's total restructuring accrual was $15.4 million.

        During fiscal 2011, the Company recorded $14.8 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans and is as follows:

  •
  In the third quarter of fiscal 2011, management approved a plan for CommTest segment to focus on higher growth products and services in lower cost markets with higher growth

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    potential. This will result in termination of employment, exit of facilities and manufacturing transfer cost over the next 12 months. As a result, a restructuring charge of $6.2 million was recorded, consisting of $0.3 million towards manufacturing transfer costs and $5.9 million towards severance and employee benefits for approximately 140 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

  •
  In the third quarter of fiscal 2011, management approved a plan to outsource a portion of manufacturing in the AOT segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs over the next 6 months. As a result, a restructuring charge of $1.1 million was recorded consisting of $0.4 million towards manufacturing transfer costs and $0.7 million towards severance and related employee benefits for approximately 35 employees in manufacturing operations. The employees being affected are located in North America. Payments related to severance and benefits are expected to be paid off by the first quarter of fiscal 2012.

  •
  In the fourth quarter of fiscal 2011, the Company reorganized the sales organization and one of our product portfolios in CommTest segment to focus efforts on higher growth technologies and regions. This re-organization will improve the effectiveness of the segment's sales organization and re-align the research and development projects towards the overall growth strategy of the segment. This will result in a reduction of headcount over the next 9 months. As a result, a restructuring charge of $4.6 million was recorded towards severance and employee benefits for approximately 110 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Latin America, Europe and Asia. Payments related to severance and benefits are expected to be paid off by the third quarter of fiscal 2012.

  •
  The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2011 relating to the following: (i) $1.2 million on severance and employee benefits, primarily on continued implementation of the EMEA early retirement program; (ii) $2.1 million for manufacturing transfer costs in CommTest and CCOP segment which were the result of the transfer of certain production processes into existing sites in U.S. or to contract manufacturers; and (iii) $0.4 million benefit arising primarily from $0.8 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations offset by accrual for previously restructured leases.

        During the first quarter of fiscal 2010, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC, a component of CommTest segment which was considered as discontinuing operations for financial reporting purposes. As part of the discontinued operations, the Company exited its office facility in the state of Florida, United States spread over two fiscal quarters. The fair value of the remaining contractual obligations, net of sublease income as of July 2, 2011 is $0.3 million. Payments related to the lease costs are expected to be paid by second quarter of fiscal 2012.

        During fiscal 2010, the Company exited facilities in the state of Maryland and Indiana in the United States as part of its restructuring plan in CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income as of July 2, 2011 is $1.8 million. Payments related to the lease costs are expected to be paid by second quarter of fiscal 2012 and second quarter of fiscal 2015 for its facilities in the state of Maryland and Indiana, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of July 2, 2011, 51 employees have been terminated. Payments related to severance and benefits are expected to be paid by the fourth quarter of fiscal 2016.

        During the fourth quarter of fiscal 2008, the Company entered into an early retirement program for certain employees within the research and development function in its site in Germany in the CommTest segment to improve cost and operational efficiencies. 10 employees were affected by the plan. As of July 2, 2011, 8 employees have been terminated. Payment related to severance and benefits are expected to be paid by third quarter of fiscal 2013.

        The Company had previously recorded $5.4 million lease exit charge, net of assumed sub-lease income in the fourth quarter of fiscal 2008 which was also included in selling, general and administrative expenses towards a different portion of the Ottawa facility. The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

        The following table summarizes the various restructuring plans (in millions):

	Workforce Reduction	Facilities and Equipment	Lease Costs	Total	Other Lease Exit Costs
Accrual balance as of June 28, 2008	4.4	—	7.1	11.5	6.0
Restructuring and related charges	26.1	7.9	4.7	38.7	(0.5)
Adjustment from non-restructuring accounts	(2.7)	—	0.5	(2.2)	—
Cash payments	(15.6)	(7.9)	(3.2)	(26.7)	(0.4)
Amount charged to intangible assets	0.7	—	—	0.7	—

Accrual balance as of June 27, 2009	12.9	—	9.1	22.0	5.1
Restructuring and related charges	6.9	8.5	2.5	17.9	1.7
Adjustment from non-restructuring accounts	(0.4)	—	7.0	6.6	—
Cash payments	(14.9)	(8.5)	(9.3)	(32.7)	(0.7)

Accrual balance as of July 3, 2010	4.5	—	9.3	13.8	6.1
Restructuring and related charges	12.4	2.8	(0.4)	14.8	0.8
Adjustment from non-restructuring accounts	0.5	—	—	0.5	(0.1)
Cash payments	(5.0)	(2.8)	(5.9)	(13.7)	(0.9)

Accrual balance as of July 2, 2011	$12.4	$—	$3.0	$15.4	$5.9

        The total restructuring accrual is disclosed in the Company's Consolidated Balance Sheets as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Current	$11.0	$7.1
Non-current	4.4	6.7

Total	$15.4	$13.8

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The non-current portion of the restructuring accrual is included as a component of "Other non-current liabilities" in the Company's Consolidated Balance Sheets. In addition, restructuring expenses are not allocated to the reporting segments level.

        Other lease exit costs are included in other liabilities as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010
Current	$0.9	$0.7
Non-current	5.0	5.4

Total	$5.9	$6.1

Note 13. Income Taxes

        The Company's income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Domestic	$44.6	$(65.6)	$(657.6)
Foreign	1.0	6.3	(211.1)

Income (Loss) before income taxes	$45.6	$(59.3)	$(868.7)

        The Company's income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Federal:
Current	$(0.1)	$(0.4)	$(5.5)
Deferred	1.4	0.4	(2.2)

	1.3	—	(7.7)

State:
Current	0.1	(0.1)	(0.5)
Deferred	0.2	—	(0.3)

	0.3	(0.1)	(0.8)

Foreign:
Current	11.6	7.1	10.0
Deferred	(39.2)	(4.5)	(3.8)

	(27.6)	2.6	6.2

Total income tax (benefit) expense	$(26.0)	$2.5	$(2.3)

        During fiscal 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

evidence. Positive evidence included cumulative profitability, finalization of the Company's reorganization activity during the year, and a forecast of future taxable income sufficient to realize a portion of such deferred tax assets prior to the expiration of certain net operating loss and credit carryforwards. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the year. The Company's conclusion that it is more likely than not that a portion of such deferred tax assets will be realized is strongly influenced by its forecast of future taxable income. The Company believes its forecast of future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the Company realizes materially less future taxable income than forecasted or has material unforeseen losses, then its ability to generate sufficient income necessary to realize a portion of the deferred tax assets may be reduced and an additional charge to increase the valuation allowance may be recorded. Conversely, if the Company generates taxable income materially greater than what was forecasted, then a further release of valuation allowance may be possible.

        The federal current tax benefit primarily relates to the refund attributable to the Company's unused Alternative Minimum Tax credits. The federal deferred tax expense primarily relates to the amortization of tax deductible goodwill. The foreign current expense primarily relates to the Company's profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the release of the deferred tax valuation allowance for a non-US jurisdiction and amortization of foreign intangibles.

        There was no material tax benefit associated with exercise of stock options for the fiscal years ended July 2, 2011, July 3, 2010, and June 27, 2009.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of the Company's income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Income tax expense (benefit) computed at federal statutory rate	$15.9	$(20.8)	$(303.6)
Foreign rate differential	(1.0)	(1.0)	0.3
Reduction of goodwill	—	—	212.2
Valuation allowance	(44.0)	24.1	86.7
Reversal of previously accrued taxes	(6.1)	(1.3)	(0.4)
Withholding tax	1.6	1.0	2.5
Tax credits	—	(1.0)	(6.1)
Non-deductible Expenses	4.0	2.2	3.8
Other	3.6	(0.7)	2.3

Income tax (benefit) expense	$(26.0)	$2.5	$(2.3)

        The components of the Company's net deferred taxes consisted of the following (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Gross deferred tax assets:
Tax credit carryforwards	$140.1	$158.4	$153.6
Net operating loss carryforwards	2,273.4	2,334.1	2,312.1
Inventories	15.5	18.1	15.2
Accruals and reserves	43.6	27.1	17.5
Other	102.1	92.5	103.5
Acquisition-related items	155.4	186.3	220.2

Gross deferred tax assets	2,730.1	2,816.5	2,822.1
Valuation allowance	(2,611.2)	(2,702.6)	(2,676.6)

Deferred tax assets	118.9	113.9	145.5

Gross deferred tax liabilities:
Acquisition-related items	(65.1)	(86.3)	(111.2)
Undistributed foreign earnings	(2.3)	(4.0)	(29.7)
Other	(20.4)	(29.2)	(15.7)

Deferred tax liabilities	(87.8)	(119.5)	(156.6)

Total net deferred tax asset (liabilities)	$31.1	$(5.6)	$(11.1)

        As of July 2, 2011, the Company had federal, state and foreign tax net operating loss carryforwards of $5,809.3 million, $2,045.1 million and $896.3 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $69.3 million, $35.7 million and $49.5 million, respectively. Of this amount, approximately $25.5 million when realized will be credited to additional paid-in capital. The Company's policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will expire at

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

various dates through 2031 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $135.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $5.2 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

        The valuation allowance decreased by $91.4 million in fiscal 2011, increased by $26.0 million in fiscal 2010, and increased by $24.1 million in fiscal 2009. The decrease during fiscal 2011 was primarily due to release of the deferred tax valuation allowance for a non-US jurisdiction and the utilization and expiration of domestic and foreign net operating losses. The increase during fiscal 2010 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization of foreign net operating losses. The increase during fiscal 2009 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses.

        Approximately $514.7 million of the valuation allowance as of July 2, 2011 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of unrecognized tax benefits between June 28, 2008 through July 2, 2011 is as follows (in millions):

Balance at June 28, 2008	$71.9
Additions based on the tax positions related to the current year	2.5
Additions based on the tax positions related to the prior year	0.3
Reductions for lapse of statute of limitations	(0.5)
Reductions due to foreign currency rate fluctuation	(4.9)

Balance at June 27, 2009	69.3
Additions based on the tax positions related to the current year	1.1
Reductions for lapse of statute of limitations	(7.3)
Additions due to foreign currency rate fluctuation	2.7
Reductions based on the tax positions related to the prior year	(0.6)

Balance at July 3, 2010	65.2
Additions based on the tax positions related to the current year	3.6
Reductions for lapse of statute of limitations	(3.6)
Reductions due to foreign currency rate fluctuation	(0.5)
Reductions based on the tax positions related to the prior year	(0.7)

Balance at July 2, 2011	$64.0

        The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company's global operations. In addition, utilization of the Company's tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        Included in the balance of unrecognized tax benefits at July 2, 2011 are $4.8 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 2, 2011 are $59.2 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

        The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 2, 2011 and July 3, 2010 was approximately $23.8 million and $26.4 million, respectively. During fiscal 2011, the Company's accrued interest and penalties was reduced by $2.6 million primarily because of the lapse of statute of limitations and foreign currency rate fluctuations. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which the Company is unable to estimate at this time.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 2, 2011:

Tax Jurisdictions	Tax Years
United States	2007 and onward
Canada	2004 and onward
China	2006 and onward
France	2006 and onward
Germany	2005 and onward

Note 14. Stockholders' Equity

Preferred Stock

        In February 2003, the Company amended and restated its Stockholder Rights Agreement (the "Company Rights Agreement") and currently each share of the Company's outstanding common stock is associated with eight rights. Each right entitles stockholders to purchase 1/100,000 share of the Company's Series B Preferred Stock at an exercise price of $21.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces an acquisition of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Company's Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expire on June 22, 2013.

        The Company's Board of Directors has the authority to issue up to 499,999 shares of undesignated preferred stock (in addition to the 500,000 shares of designated Series B Preferred Stock) and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of Series B Preferred Stock or any preferred stock subsequently issued by the Company's Board of Directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

Exchangeable Shares of JDS Uniphase Canada Ltd.

        On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted a Rights Agreement (the "Original Exchangeable Rights Agreement") substantially equivalent to the Company Rights Agreement. In February 2003, in connection with the amendment and restatement of the Company Rights Agreement, the Original Exchangeable Rights Agreement was amended and restated (as amended and restated, the "Exchangeable Rights Agreement"). Under the Exchangeable Rights Agreement, each exchangeable share issued has an associated right (an "Exchangeable Share Right") entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/100,000 share of the Company's Series B Preferred Stock or, in certain

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances, shares of common stock under the Company Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company Rights Agreement and the Exchangeable Rights Agreement apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company Rights Agreement. The Company has the right to force conversion of the exchangeable shares in fiscal 2014.

Note 15. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

        As of July 2, 2011, the Company had 16.9 million shares of stock options and Full Value Awards (as defined below) issued and outstanding to employees and directors under the Company's 2005 Acquisition Equity Incentive Plan (the "2005 Plan"), Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan"), and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a four-year period and, if not exercised, expire from five to ten years after the date of grant.

        On November 14, 2006, the Company's shareholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of "Full Value Awards" (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. On November 12, 2008, the Company's shareholders approved the following amendments to the 2003 Equity Incentive Plan. The first amendment increased the number of shares that may be issued under 2003 Equity Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. On November 30, 2010, the Company's shareholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under this plan by 12,200,000 shares.

        On August 17, 2005, the Company's Board of Directors adopted and approved the Flexible Stock Incentive—2005 Plan (the "2005 Plan"). Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Flexible Stock Incentive—Amended and Restated 1993 Plan which was adopted in fiscal 1993, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms. On May 2, 2010, the Company's Board of Directors approved to increase the 2005 Acquisition Equity Incentive Plan by 800,000 shares.

        As of July 2, 2011, 18.1 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.

Employee Stock Purchase Plans

        In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan"). The 1998 Purchase Plan, which became

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 7.0 million shares remained available for issuance as of July 2, 2011.

        Effective with the purchase period that began on February 1, 2006, the 1998 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the 1998 Purchase Plan had provided a 15% discount and up to a two year look-back period.

Full Value Awards

        "Full Value Awards" refer to Restricted Stock, Restricted Stock Units, Deferred Stock Units, Performance Units, and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of performance and time based and expected to vest over one to four years. The fair value of the Full Value Awards is based on the closing market price of the Company's common stock on the date of award.

Stock-Based Compensation Expense

        Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. As required by the authoritative guidance, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company's results of operations of recording stock-based compensation by function for fiscal 2011, 2010, and 2009 was as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Cost of sales	$5.4	$5.3	$6.7
Research and development	8.7	8.8	9.1
Selling, general and administrative	27.3	29.0	34.8

	$41.4	$43.1	$50.6

        Approximately $1.4 million of stock-based compensation was capitalized to inventory at July 2, 2011.

Stock Option Exchange

        On November 5, 2010, the Company completed an Offer to Exchange Certain Stock Options for a Number of Restricted Stock Units, Replacement Options or Cash (the "Exchange Offer"). Pursuant to

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Exchange Offer, 3,555,241 eligible stock options were tendered, representing approximately 83% of the total stock options eligible for exchange. The Company granted a total of 230,494 new restricted stock units ("RSU") and 64,763 replacement options in exchange for the eligible stock options surrendered. The grant date fair value of the new RSUs and the exercise price of the replacement options is $11.40, which was the closing price of the Company's common stock on November 5, 2010 as reported by the NASDAQ Stock Market. The Company also paid a total of $0.2 million to certain participating employees who would have received in the aggregate less than 100 RSUs or replacement options upon exchange.

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

Stock Option Activity

        The weighted average exercise price of options granted during the year ended July 2, 2011 was $11.91 per share, and the weighted average fair value of options granted during fiscal 2011 was $5.82 per share. The total intrinsic value of options exercised during the year ended July 2, 2011 was $47.7 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

        The Company issues new shares of common stock upon exercise of stock options. All new hire stock option grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter. Focal stock option grants vest over three or four years with various vesting schedules. Beginning in fiscal 2009, the Company started granting performance-based options with market conditions ("the market-condition options") to named executives. The market-condition options are amortized based upon the graded vesting method.

        As of July 2, 2011, $15.3 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of option activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 28, 2008	15.1	$56.71
Granted	5.0	3.62
Exercised	—	—
Forfeited	(0.9)	15.99
Canceled	(2.4)	123.17

Balance as of June 27, 2009	16.8	33.65
Granted	5.2	6.13
Exercised	(1.1)	4.56
Forfeited	(1.1)	6.37
Canceled	(3.0)	74.57

Balance as of July 3, 2010	16.8	21.54
Granted	3.6	11.91
Exercised	(4.1)	7.71
Forfeited	(0.5)	5.99
Canceled	(4.9)	52.52

Balance as of July 2, 2011	10.9	10.42

        The following table summarizes significant ranges of outstanding and exercisable options as of July 2, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$ 0.00 — 10.00	4,953,677	5.9	$5.09	$59.1	845,165	5.7	$4.56	$10.5
10.01 — 20.00	4,516,582	6.0	11.59	24.7	1,069,486	2.6	13.22	4.1
20.01 — 30.00	1,194,721	3.0	24.12	—	932,170	1.6	24.48	—
30.01 — 100.00	196,248	0.7	34.84	—	196,248	0.7	34.84	—

	10,861,228	5.6	10.42	$83.8	3,043,069	3.0	15.66	$14.6

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $17.01 as of July 2, 2011, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 2, 2011 was 1.9 million.

Employee Stock Purchase Plan ("ESPP") Activity

        The compensation expense in connection with the Company's employee stock purchase plan for the year ended July 2, 2011 was $1.7 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company's employee stock purchase plan during the year ended July 2, 2011:

Purchase date	January 31, 2011	July 30, 2010
Shares Issued	368,498	416,478
Fair market value at purchase date	$16.97	$10.85

        As of July 2, 2011, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2012.

Full Value Awards

        During the year ended July 2, 2011, the Compensation Committee of the Company's Board of Directors approved the grant of 3.6 million Full Value Awards to the Company's Board of Directors and employees. Time based Full Value Awards are amortized on a straight-line basis over the probable vesting periods. Performance based Full Value Awards are amortized based upon the graded vesting method. During fiscal years 2011, 2010, and 2009, the Company recorded $27.0 million, $26.2 million, and $32.6 million of such compensation expenses, respectively.

        As of July 2, 2011, $45.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

        A summary of the status of the Company's nonvested Full Value Awards as of July 2, 2011 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted-average grant-dated fair value
Nonvested at June 28, 2008	1.0	6.0	7.0	$13.14
Awards granted	0.6	2.7	3.3	5.14
Awards vested	(0.5)	(2.1)	(2.6)	12.65
Awards forfeited	(0.4)	(0.9)	(1.3)	12.63

Nonvested at June 27, 2009	0.7	5.7	6.4	9.38
Awards granted	0.1	2.8	2.9	8.41
Awards vested	(0.4)	(2.5)	(2.9)	10.05
Awards forfeited	(0.1)	(0.9)	(1.0)	9.47

Nonvested at July 3, 2010	0.3	5.1	5.4	8.49
Awards granted	0.1	3.5	3.6	12.34
Awards vested	(0.4)	(2.1)	(2.5)	9.02
Awards forfeited	—	(0.5)	(0.5)	9.43

Nonvested at July 2, 2011	—	6.0	6.0	10.49

        Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment. As Full Value Awards are exercised immediately upon vesting, there were none exercisable as of July 2, 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

        The Company estimates the fair value of the majority of stock options using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2011	2010	2009	2011	2010	2009
Expected term (in years)	4.7	4.7	4.7	0.5	0.5	0.5
Expected volatility	58.2%	56.0%	73.0%	49.9%	64.0%	47.0%
Risk-free interest rate	1.4%	2.4%	1.8%	0.2%	0.3%	2.0%

Expected Term: The Company's expected term represents the period that the Company's stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.

Expected Volatility: The Company determined that a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument most appropriately reflects market expectation of future volatility. Implied volatility is based on traded options of the Company's common stock with a remaining maturity of six months or greater.

Risk-Free Interest Rate: The Company bases the risk-free interest rate used in the BSM valuation method on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term. Where the expected term of the Company's stock-based awards do not correspond with the terms for which interest rates are quoted, the Company performed a straight-line interpolation to determine the rate from the available maturities.

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

        During the twelve month period ended July 2, 2011, the Company granted 874,000 shares of stock options with market conditions for which the fair values are estimated on the dates of grant using a Lattice valuation model.

Note 16. Employee Benefit Plans

Employee 401(k) Plans

        The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with such contributions limited to $16,500 in calendar year 2011 as set by the Internal Revenue Service.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Effective January 1, 2007, the Plan provided for a 100% match of employees' contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. Effective January 1, 2009, through the remainder of fiscal 2009, there was no Company match. Effective April 2010, the Company restored employer matching contributions to all eligible participants who have completed 180 days of service with JDSU. All matching contributions are made in cash and vest immediately. The Company's matching contributions to the 401(k) Plan were $7.7 million, $4.3 million, and $2.6 million in fiscal 2011, 2010, and 2009, respectively.

        The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan's assets are designated as trading securities in the Company's Consolidated Balance Sheets. See "Note 7. Investments and Fair Value Measurements" for more detail. Effective January 1, 2011, the Company suspended all employee contribution into the plan.

Employee Defined Benefit Plans

        The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 2, 2011 the UK plan was partially funded while the other plans were unfunded. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2012, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.

        The Company accounts for its obligations under these pension plans in accordance with authoritative guidance which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The obligation the Company records in its Consolidated Balance Sheets is reflective of the total projected benefit obligation ("PBO") and the fair value of plan assets.

        Effective June 30, 2007, the Company adopted authoritative guidance which requires recognition of the funded status of each defined benefit pension plan and nonpension postretirement benefit plan on the Company's balance sheet. The impact of adopting the guidance due to previously unrecognized actuarial gains and losses and prior service costs or credits is recognized as a component of Accumulated other comprehensive income (net of tax) in Stockholders' equity.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefits			Other Post Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Service cost	$0.3	$0.1	$—	$—	$—	$—
Interest cost	5.3	5.7	5.8	0.1	—	0.1
Expected return on plan assets	(1.2)	(1.1)	(1.4)	—	—	—
Recognized actuarial gains	—	(0.8)	(0.5)	—	—	(0.1)

Net periodic benefit cost	$4.4	$3.9	$3.9	$0.1	$—	$—

        The Company's accumulated other comprehensive income includes unrealized net actuarial loss/(gain). The amount expected to be recognized in net periodic benefit cost during fiscal 2012 is $0.4 million.

        The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefits		Other Post Retirement Benefit Plans
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$99.9	$97.1	$0.8	$0.8
Service cost	0.3	0.1	—	—
Interest cost	5.3	5.7	0.1	—
Actuarial (gains)/losses	(6.4)	11.3	—	—
Acquisitions	—	3.2	—	—
Benefits paid	(5.0)	(4.6)	—	—
Plan amendment and curtailment	—	—	—	—
Foreign exchange impact	14.6	(12.9)	—	—

Benefit obligation at end of year	$108.7	$99.9	$0.9	$0.8

Change in plan assets:
Fair value of plan assets at beginning of year	$19.4	$19.4	$—	$—
Actual return on plan assets	2.9	2.2	—	—
Acquisitions	—	—	—	—
Employer contributions	4.6	4.3	—	—
Benefits paid	(5.0)	(4.6)	—	—
Foreign exchange impact	1.5	(1.9)	—	—

Fair value of plan assets at end of year	$23.4	$19.4	$—	$—

Funded status	$(85.3)	$(80.5)	$(0.9)	$(0.8)

Accumulated benefit obligation	$108.2	$99.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefits		Other Post Retirement Benefit Plans
	2011	2010	2011	2010
Amount recognized in the Consolidated Balance Sheets at end of year
Current liabilities	$4.9	$4.2	$—	$—
Non-current liabilities	80.4	76.3	0.9	0.8

Net amount recognized at end of year	$85.3	$80.5	$0.9	$0.8

Amount recognized in Accumulated Other Comprehensive Income at end of year
Actuarial gains, net of tax
Net amount recognized at end of year	$14.4	$6.5	$—	$—

	$14.4	$6.5	$—	$—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss)
Net actuarial gains/(losses)	$7.9	$(8.4)	$—	$—
Amortization of accumulated net actuarial gains	—	(0.7)	—	—

Total recognized in other comprehensive income (loss)	$7.9	$(9.1)	$—	$—

        During fiscal 2011 and fiscal 2010, the Company contributed GBP 0.2 million and GBP 0.2 million or approximately $0.3 million and $0.3 million, respectively, to its UK pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

Assumptions

        Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

        The discount rate reflects the estimated rate at which the pension benefits could be effectively settled. In developing the discount rate, the Company considered the yield available on an appropriate AA corporate bond index, adjusted to reflect the term of the scheme's liabilities as well as a yield curve model developed by the Company's actuaries.

        The expected return on assets was estimated by using the weighted average of the real expected long term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Weighted average assumptions used to determine net periodic cost and benefit obligation are as follows:

	Pension Benefits			Other Post Retirement Benefit Plans
	2011	2010	2009	2011	2010	2009
Weighted-average assumptions used to determine net periodic cost:
Discount rate	5.4%	4.8%	6.0%	5.6%	5.8%	6.0%
Expected long-term return on plan assets	6.0	6.0	6.0	—	—	—
Rate of compensation increase	1.8	1.8	2.0	—	—	—
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	5.4%	4.8%	6.0%	5.6%	5.8%	6.0%
Rate of compensation increase	1.8	1.8	2.0	—	—	—

Investment Policies and Strategies

        The Company's investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members' benefits as and when they arise and that should the plan be discontinued at any point in time there would be sufficient assets to meet the discontinuance liabilities. To achieve the objectives, the trustees of the plan are responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustees invest in a range of frequently traded funds ("pooled funds") rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.

Fair Value Measurement of Plan Assets

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of July 2, 2011.

				Fair value measurement as of July 2, 2011
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36-44%	$9.3	40.0%	$—	$9.3
Fixed income	45-55	11.6	49.0	—	11.6
Other	8-12	2.5	11.0	—	2.5

Total assets		$23.4	100.0%	$—	$23.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of July 3, 2010.

				Fair value measurement as of July 3, 2010
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36-44%	$7.1	37.0%	$—	$7.1
Fixed income	45-55	10.3	53.0	—	10.3
Other	8-12	1.9	10.0	—	1.9
Cash		0.1	—	0.1	—

Total assets		$19.4	100.0%	$0.1	$19.3

        The Company's pension assets consist of four institutional funds ("pension funds") of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in actual markets.

        Global equity fund consists primarily of index funds that invest approximately 60% in UK equities as represented by the FTSE All-Share Index and 40% in overseas equities as represented by the appropriate sub-divisions of FTSE All-World Index.

        Fixed income consists of two funds that invest primarily in index-linked Gilts (over 5 year) and sterling-denominated investment grade corporate bonds.

        Other consists of the diversified growth fund that invests in equity index, private equity, global real estate, infrastructure, and the high yield bonds funds.

Future Benefit Payments

        The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company's PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefits	Other Post Retirement Benefit Plans
2012	$5.7	$—
2013	5.5	0.1
2014	5.6	—
2015	5.6	—
2016	6.3	0.1
2017 and Thereafter	56.6	0.7

Total	$85.3	$0.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 17. Related Party Transactions

Fabrinet Inc. ("Fabrinet")

        During fiscal 2010, the Company held an investment in Fabrinet, a publicly held contract manufacturing company. As of July 3, 2010, the Company owned 393,150 shares of Fabrinet's common stock that was reported as short-term available-for-sale investment. Since the Company subsequently sold the remaining shares on July 6, 2010, Fabrinet was no longer a related party from that date forward. The Company did not engage in any material transactions with Fabrinet between July 4, 2010, and July 6, 2010, the period in fiscal 2011 when Fabrinet was a related party.

KLA-Tencor Corporation ("KLA-Tencor")

        As of July 2, 2011, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for the semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Micralyne, Inc. ("Micralyne")

        Micralyne Inc., a privately held manufacturer of microfabricated and MEMS (Micro-Electro-Mechanical-Systems) based products in which the Company has a long-term investment, is a supplier of the Company. As of June 27, 2009, the carrying value of the Company's investment in Micralyne was $0.5 million. During fiscal 2010, the Company recorded an other-than-temporary impairment of $0.5 million due to concern about Micralyne's ability to continue as a going concern. As of July 3, 2010, the carrying value of the investment was zero.

        Transactions and balances with the Company's related parties were as follows (in millions):

	Years Ended				Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009		July 2, 2011	July 3, 2010
Sales:				Accounts Receivable:
Fabrinet (1) *	$—	$10.3	$12.1	Fabrinet (1)	$—	$3.5
KLA-Tencor	6.4	2.6	5.0	KLA-Tencor	0.7	0.3

	$6.4	$12.9	$17.1		$0.7	$3.8

Purchases:				Accounts Payable:
Fabrinet (1)	$—	$78.3	$78.5	Fabrinet (1)	$—	$21.1
Micralyne	—	—	2.8	Micralyne	—	—

	$—	$78.3	$81.3		$—	$21.1

*
Sales are related to sale of inventory

(1)
No amounts are reported for Fabrinet for the year ended July 2, 2011 as Farbrinet was no longer a related party as of July 6, 2010.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 18. Commitments and Contingencies

Operating Leases

        The Company leases facilities under operating lease agreements that expire at various dates through fiscal 2021. As of July 2, 2011, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2012	$25.4
2013	21.7
2014	18.7
2015	15.6
2016	13.0
Thereafter	54.0

Total minimum operating lease payments	$148.4

        Included in the future minimum lease payments table above is $3.0 million related to lease commitments in connection with the Company's restructuring activities. See "Note 12. Restructuring and Related Charges" for more detail.

        The aggregate future minimum rentals to be received under non-cancellable subleases totalled $1.8 million as of July 2, 2011. Rental expense relating to building and equipment was $25.2 million, $20.1 million, and $27.5 million in fiscal 2011, 2010, and 2009, respectively.

Purchase Obligations

        Purchase obligations of $146.2 million as of July 2, 2011, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

        The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no significant long-term guaranteed supply agreements with such vendors. While the Company seeks to maintain a sufficient safety stock of such products and maintains ongoing communications with its suppliers to guard against interruptions or cessation of supply, the Company's business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financing Obligations—Santa Rosa and Payment Plan Agreement for Software Licenses

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

        The guarantee of up to $3.8 million was accounted for in accordance with authoritative accounting guidance for guarantees. The present value of the guarantee approximates the liability of $0.2 million which was included in Other non-current liabilities as of July 2, 2011.

        As of July 2, 2011, $0.7 million was included in Other current liabilities, and $29.4 million was included in Other non-current liabilities. As of July 3, 2010, $0.6 million was included in Other current liabilities, and $30.2 million was included in Other non-current liabilities.

        The lease payments due under the agreement reset to fair market rental rates upon the Company's execution of the renewal options.

Payment Plan Agreements for Software Licenses

        During fiscal 2011 and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses from the same supplier, in accordance with the authoritative accounting guidance. The Company entered into a three-year payment plan agreement ("PPA") with the supplier towards software licenses and technical support purchased in fiscal 2009. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. The Company entered into a four-year payment plan agreement ("PPA") with the supplier towards software licenses and technical support purchased in fiscal 2011. Under this PPA, payments are made on a annual basis starting the first quarter of fiscal 2012. The principal

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

        During the fiscal years 2011, 2010, and 2009 the Company recorded amortization expense of $2.2 million, $2.2 million, and $0.2 million respectively.

Future Minimum Financing Payments—Payment Plan Agreement for Software Licenses

        As of July 2, 2011, the future minimum financing payments for the perpetual software licenses are as follows (in millions):

Fiscal Years
2012	$11.4
2013	2.0
2014	1.9

Total	$15.3

Guarantees

        In accordance with authoritative guidance which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity's product warranty liabilities, are required.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of July 2, 2011 and July 3, 2010.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

        The following table presents the changes in the Company's warranty reserve during fiscal 2011 and fiscal 2010 (in millions):

	Years Ended
	July 2, 2011	June 27, 2010
Balance as of beginning of year	$7.3	$7.3
Provision for warranty	6.7	7.7
Utilization of reserve	(6.1)	(7.7)

Balance as of end of year	$7.9	$7.3

Legal Proceedings

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or statement of cash flows for the period in which the effect becomes reasonably estimable.

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

Note 19. Operating Segments and Geographic Information

        The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company's Chief Executive Officer, Thomas Waechter, is the Company's Chief Operating Decision Maker ("CODM") pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue, and operating results. During the second quarter of fiscal year 2009, the Company changed its reporting structure to combine the All Others, Commercial Lasers business segment with the Optical Communications business segment to form a new business segment: Communications and Commercial Optical Products.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  (i)
  Communications Test and Measurement Business Segment:

    The CommTest segment supplies instruments, software, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions accelerate the deployment of new products and services that lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for wireless and fixed networks.

  (ii)
  Communications and Commercial Optical Products Business Segment:

    The CCOP segment provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, ROADMs, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters, and circulators.

    This segment also provides a broad laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. Additionally, the segment's PV products include CPV cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

  (iii)
  Advanced Optical Technologies Business Segment:

    The AOT segment provides innovative optical solutions for security and brand-differentiation applications and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. AOT also provides multilayer product-security solutions for a number of markets. These solutions deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income (loss) excluding unallocated amounts. The Company does not maintain total assets information by reportable segment.

        The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of intangibles, restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

        Information on reportable segments is as follows (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net revenue:
Communications Test and Measurement	$814.7	$652.2	$595.1
Communications and Commercial Optical Products	770.8	499.3	481.1
Advanced Optical Technologies	230.7	221.9	208.4
Deferred revenue related to purchase accounting adjustment	(11.7)	(9.5)	(1.3)

Net revenue	$1,804.5	$1,363.9	$1,283.3

Operating income (loss):
Communications Test and Measurement	$119.4	$81.5	$86.4
Communications and Commercial Optical Products	130.0	33.4	(8.6)
Advanced Optical Technologies	77.7	82.5	80.3
Corporate	(96.4)	(100.0)	(127.8)

Total segment operating income	230.7	97.4	30.3
Unallocated amounts:
Stock based compensation	(41.4)	(43.1)	(50.6)
Acquisition-related charges and amortization of intangibles	(100.9)	(88.0)	(82.1)
Impairment of goodwill	—	—	(741.7)
(Loss) gain on disposal and impairment of long-lived assets	(1.5)	2.0	(13.2)
Restructuring and related charges	(14.8)	(17.7)	(38.5)
Realignment and other charges	(6.7)	(4.8)	(4.1)
Interest and other income (expense), net	2.4	9.6	33.5
Interest expense	(25.4)	(24.3)	(25.5)
Gain on sale of investments	3.4	13.1	1.8
Impairment of investments	(0.2)	(1.4)	(18.4)

Income (loss) before income taxes	$45.6	$(57.2)	$(908.5)

        The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	July 2, 2011	July 3, 2010	June 27, 2009
Net revenue:
Americas	$877.6	$662.0	$580.5
Europe	475.5	374.6	402.1
Asia-Pacific	451.4	327.3	300.7

Total net revenue	$1,804.5	$1,363.9	$1,283.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $695.9 million, 532.8 million and 474.0 million, for the fiscal years ended 2011, 2010, and 2009, respectively, based on customers' shipment location. Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas.

	Years Ended
	July 2, 2011	July 3, 2010
United States	$115.7	$107.8
Other Americas	13.7	10.9
China	61.5	30.1
Other Asia-Pacific	33.5	13.5
Germany	15.3	14.8
Other Europe	9.2	5.9

Total long-lived assets	$248.9	$183.0

        During fiscal 2011, 2010, and 2009, no customer accounted for more than 10% of net revenue.

Note 20. Discontinued Operations

        On September 4, 2009, the Company sold certain non-core assets related to its wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). Da Vinci represented a separate component of the CommTest segment and was considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010. The Company transferred net liabilities of $0.1 million, which comprised of $1.0 million in net property plant and equipment, $1.0 million in deferred revenue, and $0.1 million in warranty reserve. Net revenue for fiscal 2010 and 2009 was $0.8 million and $11.1 million, respectively. Net loss for fiscal 2010 was $2.3 million, primarily due to inventory write-downs. Net loss for fiscal 2009 was $3.3 million. Total loss from discontinued operations for fiscal 2010 and 2009 was $2.1 million and $3.3 million, respectively. There is no tax effect associated with this transaction.

Note 21. Subsequent Events

        On July 7, 2011, the Company consummated the acquisition of critical product design, patented intellectual property and other assets from QuantaSol Limited ("QuantaSol"), where the Company acquired certain assets and assumed certain liabilities of QuantaSol for a cash purchase price of approximately $3.7 million, subject to a post-closing working capital adjustment.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Quarterly Financial Information (Unaudited)

        The following table presents the Company's quarterly consolidated statements of operations for fiscal 2011 and 2010 (in millions, except per share data):

	July 2, 2011	April 2, 2011	January 1, 2011	October 2, 2010	July 3, 2010	April 3, 2010	January 2, 2009	October 3, 2009
Net revenue	$471.8	$454.0	$473.5	$405.2	$390.9	$332.3	$342.9	$297.8
Cost of sales	253.3	240.0	245.6	217.8	217.5	188.1	192.2	168.4
Amortization of acquired technologies	14.4	14.3	14.1	14.1	13.5	12.3	12.5	12.3

Gross profit	204.1	199.7	213.8	173.3	159.9	131.9	138.2	117.1
Operating expenses:
Research and development	62.7	60.6	60.2	56.4	51.4	42.2	41.5	39.8
Selling, general and administrative	109.7	110.7	109.5	107.2	103.7	92.3	94.7	92.2
Amortization of other intangibles	7.6	8.0	8.0	8.6	8.0	6.3	6.5	7.0
Loss (gain) on disposal and impairment of long-lived assets (2)	1.3	0.2	—	—	(3.5)	0.5	0.5	0.5
Restructuring and related charges	4.4	7.6	2.5	0.3	3.4	1.2	8.0	5.1

Total operating expenses	185.7	187.1	180.2	172.5	163.0	142.5	151.2	144.6

Income (loss) from operations	18.4	12.6	33.6	0.8	(3.1)	(10.6)	(13.0)	(27.5)
Interest and other income (expense), net	0.4	0.2	1.5	0.3	(0.2)	4.3	2.3	3.2
Interest expense	(6.5)	(6.2)	(6.4)	(6.3)	(6.2)	(5.9)	(6.3)	(5.9)
Impairment of investments	—	(0.2)	—	—	(0.2)	(0.6)	(0.6)	—
Gain (loss) on sale of investments (3)	—	0.1	0.1	3.2	13.2	(0.2)	(0.1)	0.2

Income (loss) before income taxes, net	12.3	6.5	28.8	(2.0)	3.5	(13.0)	(17.7)	(30.0)
Income tax expense (benefit) (4)	3.0	(32.1)	5.2	(2.1)	1.8	(1.7)	1.7	0.7

Gain (loss) from continuing operations, net of tax	9.3	38.6	23.6	0.1	1.7	(11.3)	(19.4)	(30.7)
Loss from discontinued operations, net of tax	—	—	—	—	(0.2)	(0.6)	(0.1)	(1.2)

Net income (loss)	$9.3	$38.6	$23.6	$0.1	$1.5	$(11.9)	$(19.5)	$(31.9)

Net income (loss) per share—basic (1)	$0.04	$0.17	$0.11	$—	$0.01	$(0.05)	$(0.09)	$(0.15)

Net income (loss) per share—diluted (1)	$0.04	$0.16	$0.10	$—	$0.01	$(0.05)	$(0.09)	$(0.15)

Shares used in per share calculation:
Basic	227.2	225.6	222.9	221.8	220.4	219.4	218.3	217.5
Diluted	235.7	235.4	229.1	227.5	227.6	219.4	218.3	217.5

(1)
Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the fiscal 2011 quarterly diluted net income per share amounts do not equal the annual diluted net income per share amount.

(2)
For the quarterly period ended July 3, 2010, gain of long-lived asset includes gain on sale of leasehold improvement of $3.5 million relating to the sale of Shenzhen facilities in fiscal 2009, where the Company collected the cash from the Buyer in the current quarter as a result of the Buyer entering into a lease extension with the landlord.

(3)
For the quarterly period ended July 3, 2010, the Company sold 1,606,850 shares of common stock in Fabrinet at $10.00 per share in connection with the initial public offering of Fabrinet and realized a gain of $13.3 million.

(4)
For the quarterly period ended April 2, 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter.

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

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of July 2, 2011. The Company's internal control over financial reporting as of July 2, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

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

ITEM 9B.    OTHER INFORMATION

  None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the Company's executive officers and directors required by this Item is incorporated by reference to the section entitled "Proposal One—Elections of Directors" in the Company's Definitive Proxy Statement in connection with the 2011 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended July 2, 2011. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        The Company has adopted a code of ethics entitled the "JDS Uniphase Code of Business Conduct," which is applicable to all employees, officers and directors of the Company. The full text of the JDS Uniphase Code of Business Conduct is included under the Company's Corporate Governance information available at the Company's website at www.jdsu.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Compensation Discussion and Analysis," "Director Compensation," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Person Transactions," and "Code of Ethics" and "Board Committees and Meetings" under the "Corporate Governance" heading in the Proxy Statement.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        Information required by this item is incorporated by reference to the section entitled "Audit and Non-Audit Fees" in the Proxy Statement.

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

  3.
  Exhibits:

    See Item 15(b)

(b)
Exhibits:

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Second Restated Certificate of Incorporation	8/K	3.1	8/29/11
3.3	Certificate of Designation of the Series B Preferred Stock	8-K	3.1	8/29/11
3.4	Certificate of Designation of the Special Voting Stock	8-K	3.1	8/29/11
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	8/15/11
3.6	Certificate of Amendment of Certificate of Designation of the Series B Preferred Stock	8-K	3.6	8/29/11
4.1	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.)	14A		6/2/99

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2	Voting and Exchange Trust Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company	10-K	4.2	9/1/99
4.3	Exchangeable Share Support Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company	10-K	4.3	9/1/99
4.4	Registration Rights Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd	10-K	4.5	9/1/99
4.5	Fifth Amended and Restated Rights Agreement dated February 15, 2003, between JDS Uniphase and American Stock Transfer & Trust Company	8-A12G/A	1	2/18/03
4.6	Amended and Restated Rights Agreement dated February 6, 2003, between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company	10-K	4.6	9/24/03
4.7	Indenture dated October 31, 2003	S-3	4.7	11/14/03
4.8	Registration Rights Agreement dated October 27, 2003, between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp	S-3	4.9	11/14/03
10.1	Support Agreement dated April 29, 1999, between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.	10-K	10.23	9/1/99
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/02
10.3	Amended and Restated 1998 Employee Stock Purchase Plan				X
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/02
10.5	2005 Acquisition Equity Incentive Plan				X
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/05
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/05
10.8	2008 Change of Control Benefits Plan	8-K	10.8	8/15/11
10.9	Form of Indemnification Agreement	8-K	10.9	8/15/11

			Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10		Amended and Restated 2003 Equity Incentive Plan	14A	App. A	9/26/08
10.12		Promotion Letter for Alan Lowe	10-Q	10.22	11/12/09
10.16		Employment Agreement for Thomas Waechter	8-K	10.25	12/18/08
10.17		Form of Deferred Stock Unit Award Agreement	8-K	10.18	10/9/07
10.20		2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S.)	10-K	10.20	8/31/10
10.21		2003 Equity Incentive Plan Form of Stock Option Award Agreement (for China)	10-K	10.21	8/31/10
10.22		2003 Equity Incentive Plan Form of Stock Option Award Agreement (for France)	10-K	10.22	8/31/10
10.23		2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the Rest of World)	10-K	10.23	8/31/10
10.24		2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S.)	10-K	10.24	8/31/10
10.25		2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for China)	10-K	10.25	8/31/10
10.26		2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for France)	10-K	10.26	8/31/10
10.27		2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the Rest of World)	10-K	10.27	8/31/10
10.28		Amendment to Amended and Restated 1998 Employee Stock Purchase Plan	14A	App. E	9/25/09
21.1		Subsidiaries of JDS Uniphase Corporation				X
23.1		Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1		Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2		Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1		Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2		Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	**	XBRL Instance Document				X

Incorporated by Reference
Exhibit No.		Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
101.SCH	**	XBRL Taxonomy Extension Schema Document				X
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document				X

**
Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is furnished and not filed herewith, is not a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.
(c)
See Item 15(a) 2.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2011	JDS UNIPHASE CORPORATION
	By:	/s/ DAVID VELLEQUETTE David Vellequette Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS WAECHTER Thomas Waechter	President, Chief Executive Officer (Principal Executive Officer) and Director	August 30, 2011
/s/ DAVID VELLEQUETTE David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 30, 2011
/s/ RICHARD BELLUZZO Richard Belluzzo	Director	August 30, 2011
/s/ HAROLD L. COVERT Harold L. Covert	Director	August 30, 2011
/s/ PENELOPE HERSCHER Penelope Herscher	Director	August 30, 2011
/s/ MASOOD JABBAR Masood Jabbar	Director	August 30, 2011
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	August 30, 2011
/s/ RICHARD T. LIEBHABER Richard T. Liebhaber	Director	August 30, 2011
/s/ CASIMIR S. SKRZYPCZAK Casimir S. Skrzypczak	Director	August 30, 2011
/s/ KEVIN KENNEDY Kevin Kennedy	Director	August 30, 2011