Form 10-Q
period 2011-10-01
JDS UNIPHASE CORP /CA/
filed 2011-11-09
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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

As of October 29, 2011, the Registrant had 229,134,241 shares of common stock outstanding, including 4,009,890 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	October 1,	October 2,
	2011	2010
Net revenue	$420.8	$405.2
Cost of sales	223.9	217.8
Amortization of acquired technologies	14.3	14.1
Gross profit	182.6	173.3
Operating expenses:
Research and development	59.8	56.4
Selling, general and administrative	111.2	107.2
Amortization of other intangibles	6.9	8.6
Restructuring and related charges	1.5	0.3
Total operating expenses	179.4	172.5
Income from operations	3.2	0.8
Interest and other income (expense), net	(0.1)	0.3
Interest expense	(6.6)	(6.3)
Gain on sale of investments	1.1	3.2
Loss before income taxes	(2.4)	(2.0)
Provision for (benefit from) income taxes	3.4	(2.1)
Net (loss) income	$(5.8)	$0.1

Net (loss) income per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

Shares used in per share calculation:
Basic	228.4	221.8
Diluted	228.4	227.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	October 1,	July 2,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$366.9	$395.4
Short-term investments	320.0	297.4
Restricted cash	36.4	35.9
Accounts receivable, net (Note 6)	283.5	334.0
Inventories, net	186.7	171.2
Prepayments and other current assets	73.5	70.2
Total current assets	1,267.0	1,304.1
Property, plant and equipment, net	253.3	248.9
Goodwill	67.0	67.4
Other intangibles, net	255.8	275.4
Long-term investments	1.4	2.9
Other non-current assets	49.6	52.0
Total assets	$1,894.1	$1,950.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$131.9	$145.4
Accrued payroll and related expenses	57.7	76.7
Income taxes payable	21.0	21.5
Deferred revenue	70.7	83.5
Accrued expenses	55.6	50.5
Other current liabilities	29.1	41.0
Total current liabilities	366.0	418.6
Long-term debt	290.7	285.8
Other non-current liabilities	172.3	180.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; none issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 229 million shares at October 1, 2011 and 228 million shares at July 2, 2011, issued and outstanding	0.2	0.2
Additional paid-in capital	69,654.1	69,641.4
Accumulated deficit	(68,614.8)	(68,609.0)
Accumulated other comprehensive income	25.6	32.8
Total stockholders’ equity	1,065.1	1,065.4
Total liabilities and stockholders’ equity	$1,894.1	$1,950.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	October 1,	October 2,
	2011	2010
OPERATING ACTIVITIES:
Net income (loss)	$(5.8)	$0.1
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	17.3	14.8
Asset retirement obligations and deferred rent expenses	0.1	0.2
Amortization expense of acquired technologies and other intangibles	21.2	22.7
Stock-based compensation	11.6	9.0
Amortization of debt issuance costs and debt discount	5.1	4.7
Non-cash changes in short term investments	0.8	1.0
(Gain) loss on sale of investments and assets, net	(0.6)	(3.2)
Allowance for doubtful accounts and sales returns	0.1	(0.1)
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	45.6	(19.4)
Inventories	(18.5)	(7.7)
Other current and non-current assets	1.1	11.4
Accounts payable	(15.2)	(3.0)
Income taxes payable	(0.1)	(3.6)
Deferred revenue, current and non-current	(13.1)	17.2
Accrued payroll and related expenses	(23.3)	(10.0)
Accrued expenses and other current and non-current liabilities	(3.4)	1.6
Net cash provided by operating activities	22.9	35.7

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(123.5)	(61.2)
Maturities and sales of investments	100.3	72.5
Changes in restricted cash	(0.1)	(1.6)
Acquisition of business, net of cash acquired	(3.7)	—
Acquisition of property and equipment	(21.2)	(23.3)
Proceeds from sale of assets, net of selling costs	—	0.6
Net cash used in investing activities	(48.2)	(13.0)

FINANCING ACTIVITIES:
Payment of financing obligations	(6.5)	(1.9)
Issuance of stock pursuant to employee stock plans	6.4	5.9
Net cash provided by (used in) financing activities	(0.1)	4.0

Effect of exchange rate changes on cash and cash equivalents	(3.1)	3.4
Increase (decrease) in cash and cash equivalents	(28.5)	30.1
Cash and cash equivalents at beginning of period	395.4	340.2
Cash and cash equivalents at end of period	$366.9	$370.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of October 1, 2011  and for the three months ended October 1, 2011 and October 2, 2010 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

The balance sheet as of July 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 1, 2011 and October 2, 2010 may not be indicative of results for the year ending June 30, 2012 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2012 is a 52 week year ending on June 30, 2012. The Company’s fiscal 2011 was a 52 week year and ended on July 2, 2011.

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

Note 2. Recently Issued Accounting Pronouncements

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a “qualitative” assessment may be performed to determine whether further impairment testing is necessary.  This guidance will be effective for the Company beginning in the first quarter of fiscal 2013. However, the Company plans to early adopt the guidance in the fourth quarter of fiscal 2012 when the annual goodwill impairment testing is performed.  The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be applied retrospectively. The Company is currently evaluating the disclosure impact of the adoption of this guidance on its consolidated financial statements.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Numerator:
Net (loss) income	$(5.8)	$0.1
Denominator:
Weighted-average number of common shares outstanding
Basic	228.4	221.8
Effect of dilutive securities from stock-based benefit plans	—	5.7
Diluted	228.4	227.5

Net (loss) income per share:
Basic	$(0.03)	$0.00
Diluted	$(0.03)	$0.00

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Stock options and ESPP	11.0	10.0
Restricted shares and stock units	7.4	3.7
Total potentially dilutive securities	18.4	13.7

The Company’s 1% Senior Convertible Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash.  See “Note 10. Convertible Debt and Letters of Credit” for more details.

Note 4. Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligation.

At October 1, 2011 and July 2, 2011, balances for the components of accumulated other comprehensive income were as follows (in millions):

	October 1,	July 2,
	2011	2011
Unrealized losses on available-for-sale investments, net of tax	$(3.2)	$(1.6)
Foreign currency translation gains	14.4	20.0
Defined benefit obligation, net of tax	14.4	14.4
Accumulated other comprehensive income	$25.6	$32.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Net income (loss)	$(5.8)	$0.1
Other comprehensive income (loss):
Net change in unrealized losses on investments, net of tax	(1.6)	(3.1)
Net change in cumulative translation adjustment	(5.6)	4.8
Net change in other comprehensive income (loss)	(7.2)	1.7
Comprehensive income (loss)	$(13.0)	$1.8

Note 5. Mergers and Acquisitions

QuantaSol Limited (“QuantaSol”)

In July 2011, the Company purchased critical product design, patented intellectual technology, and other assets from QuantaSol, a concentrated photovoltaic (CPV) provider, for a total cash purchase price consideration of $3.7 million. The purchased assets will be included in the Company’s Communications and Commercial Optical Products (“CCOP”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date.

The $3.7 million purchase price was allocated primarily to developed technology and will be amortized over an estimated useful life of four years.

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	July 2,	Charged to Costs		October 1,
	2011	and Expenses	Deduction (1)	2011
Allowance for doubtful accounts	$2.3	$—	$(0.5)	$1.8
Allowance for sales returns	0.5	0.1	(0.2)	0.4
Total accounts receivable reserves	$2.8	$0.1	$(0.7)	$2.2

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	October 1,	July 2,
	2011	2011
Finished goods	$95.4	$86.5
Work in process	33.7	30.4
Raw materials and purchased parts	57.6	54.3
Total inventories, net	$186.7	$171.2

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	October 1,	July 2,
	2011	2011
Land	$16.4	$16.5
Buildings and improvements	37.9	39.9
Machinery and equipment	385.4	370.8
Furniture, fixtures, software and office equipment	157.8	152.4
Leasehold improvements	88.2	86.5
Construction in progress	33.0	36.8
	718.7	702.9
Less: Accumulated depreciation	(465.4)	(454.0)
Property, plant and equipment, net	$253.3	$248.9

At October 1, 2011 and July 2, 2011, property, plant and equipment, net included $16.6 million and $17.3 million, respectively, in land and buildings related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more detail.

During the three months ended October 1, 2011 and October 2, 2010, the Company recorded $17.3 million and $14.8 million of depreciation expense, respectively.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	October 1,	July 2,
	2011	2011
Prepayments	$50.8	$46.6
Deferred income tax	1.8	2.0
Refundable income taxes	2.7	2.5
Other receivables	9.4	10.0
Other current assets	8.8	9.1
Total prepayments and other current assets	$73.5	$70.2

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	October 1,	July 2,
	2011	2011

Deferred compensation plan	$4.9	$5.7
Warranty accrual	7.6	7.9
VAT liabilities	1.7	3.2
Restructuring accrual	4.5	11.0
Deferred taxes	1.4	1.5
Other	9.0	11.7
Total other current liabilities	$29.1	$41.0

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	October 1,	July 2,
	2011	2011
Pension accrual and post employment benefits	$77.3	$81.3
Deferred taxes	7.5	8.6
Restructuring accrual	3.9	4.4
Financing obligation	29.2	29.4
Non-current income taxes payable	9.6	10.2
Asset retirement obligations	10.0	9.4
Long-term deferred revenue	20.1	22.1
Other	14.7	15.5
Total other non-current liabilities	$172.3	$180.9

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At October 1, 2011, the Company’s available-for-sale securities were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$39.4	$0.1	$—	$39.5
Agencies
U.S.	65.0	0.2	—	65.2
Foreign	3.2	—	—	3.2
Municipal bonds and sovereign debt instruments	11.1	—	—	11.1
Asset-backed securities	17.1	—	(0.6)	16.5
Corporate securities	189.3	1.5	(0.3)	190.5
Total available-for-sale securities	$325.1	$1.8	$(0.9)	$326.0

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of October 1, 2011, of the total estimated fair value, $9.5 million was classified as cash and cash equivalents, $315.1 million was classified as short-term investments, and $1.4 million was classified as long-term investments.

In addition to the amounts presented above, at October 1, 2011, the Company’s short-term investments classified as trading securities were $4.9 million, of which $0.9 million were in debt securities, $0.5 million were in money market instruments and funds and $3.5 million were in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three months ended October 1, 2011 and October 2, 2010, the Company recorded no other-than-temporary impairment.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At October 1, 2011, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.6	$0.6
Corporate securities	0.3	—	0.3
Total gross unrealized losses	$0.3	$0.6	$0.9

At October 1, 2011, contractual maturities of the Company’s debt securities classified as available-for-sale securities and trading securities were as follows (in millions):

	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$216.3	$217.6
Amounts maturing in 1 - 5 years	107.8	107.9
Amounts maturing more than 5 years	1.9	1.4
Total debt securities	$326.0	$326.9

At July 2, 2011, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$27.7	$0.1	$—	$27.8
Agencies
U.S.	48.5	0.3	—	48.8
Foreign	3.2	—	—	3.2
Municipal bonds and sovereign debt instruments	7.2	—	—	7.2
Asset-backed securities	20.0	1.0	(0.4)	20.6
Corporate securities	209.1	1.6	—	210.7
Total available-for-sale securities	$315.7	$3.0	$(0.4)	$318.3

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of July 2, 2011, of the total estimated fair value, $23.7 million was classified as cash and cash equivalents, $291.7 million was classified as short-term investments, and $2.9 million was classified as long-term investments.

In addition to the amounts presented above, at July 2, 2011, the Company’s short-term investments classified as trading securities were $5.7 million, of which $0.9 million were in debt securities, $0.5 million were in money market instruments and funds and $4.3 million were in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

At July 2, 2011, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Total gross unrealized losses	$—	$0.4	$0.4

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value at October 1, 2011 are summarized below (in millions):

		Fair value measurement as of October 1, 2011
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$39.5	$39.5	$—
Agencies
U.S.	65.2	58.9	6.3
Foreign	3.2	—	3.2
Municipal bonds and sovereign debt instruments	11.1	—	11.1
Asset-backed securities	16.5	—	16.5
Corporate securities	190.5	—	190.5
Total debt available-for-sale securities	326.0	98.4	227.6
Money market instruments and funds	341.1	341.1	—
Trading securities	4.9	4.9	—
Total assets (1)	$672.0	$444.4	$227.6

(1)          $309.2 million in cash and cash equivalents, $320.0 million in short-term investments, $36.4 million in restricted cash, $5.0 million in other non-current assets and $1.4 million in long-term investments on the Company’s consolidated balance sheet.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended October 1, 2011, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

As of July 2, 2011 and during the three months ended October 1, 2011, the company held no Level 3 investments.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both October 1, 2011 and July 2, 2011, is approximately zero. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any periods presented.

Note 8. Goodwill

The Company’s goodwill balance as of October 1, 2011 was $67.0 million, which consisted of $58.7 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The Company’s goodwill balance as of July 2, 2011 was $67.4 million, which consisted of $59.1 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2011, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three months ended October 1, 2011 and October 2, 2010.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of October 1, 2011:	Amount	Amortization	Net
Acquired developed technology	$528.9	$(363.2)	$165.7
Other	281.3	(201.0)	80.3
Total intangibles subject to amortization	810.2	(564.2)	246.0
Indefinite life intangibles	9.8	—	9.8
Total intangibles	$820.0	$(564.2)	$255.8

	Gross
	Carrying	Accumulated
As of July 2, 2011:	Amount	Amortization	Net
Acquired developed technology	$530.8	$(353.6)	$177.2
Other	287.1	(198.7)	88.4
Total intangibles subject to amortization	817.9	(552.3)	265.6
Indefinite life intangibles	9.8	—	9.8
Total intangibles	$827.7	$(552.3)	$275.4

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended October 1, 2011 and October 2, 2010, the Company recorded $21.2 million and $22.7 million, respectively, of amortization expense relating to acquired developed technology and other intangibles.

Based on the carrying amount of acquired developed technology and other intangibles as of October 1, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2012	$63.3
2013	68.2
2014	41.7
2015	33.5
2016	12.6
Thereafter	26.7
Total amortization	$246.0

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	October 1,	July 2,
	2011	2011
1% senior convertible notes	$290.7	$285.8
Less: current portion	—	—
Total long-term debt	$290.7	$285.8

Based on quoted market prices, as of October 1, 2011 and July 2, 2011, the fair market value of the 1% Senior Convertible Notes was approximately $318.1 million and $332.1 million, respectively. Changes in fair market value reflect the change in the market price of the notes.

The Company was in compliance with all debt covenants as of October 1, 2011.

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

The holders of the notes may require the Company to purchase all or a portion of the notes on each of May 15, 2013, May 15, 2016 and May 15, 2021 at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. In addition, upon certain fundamental changes, holders may require the Company to purchase for cash the notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The Company may not redeem the notes before May 20, 2013. On or after that date, the Company may redeem all or part of the notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Effective the first quarter of fiscal 2010, the Company adopted new authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of October 1, 2011, the remaining term of the 1% Senior Convertible Notes is 1.6 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of October 1, 2011, the unamortized portion of the debt issuance cost related to the notes was $1.2 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	October 1,	July 2,
	2011	2011
Carrying amount of equity component	$158.5	$158.5
Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(34.3)	(39.2)
Carrying amount of liability component	$290.7	$285.8

The following table presents the interest expense for the contractual interest and the amortization of debt discount (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8
Interest expense-amortization of debt discount	4.9	4.5

Outstanding Letters of Credit

As of October 1, 2011, the Company had 14 standby letters of credit totaling $40.2 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of October 1, 2011, the Company’s total restructuring accrual was $8.4 million.  During the three months ended October 1, 2011 and October 2, 2010 the Company incurred restructuring expenses of $1.5 million and $0.3 million, respectively.

During the first quarter of fiscal 2012, the Company recorded $1.5 million in restructuring and related charges. The charges are a combination of new and continuations of the previously announced restructuring plan and are primarily a result of the following:

•                  The Company re-organized the CCOP segment by integrating the business functions and responsibilities into a single management structure to drive efficiency and segment profitability in light of current economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for approximately 40 employees in research and development and selling, general and administrative functions. The employees being affected are located in North America and Asia. Payments related to severance and benefits were paid by October 2011.

•                  The Company also incurred restructuring and related charges from previously announced restructuring plans in the first quarter of fiscal 2012 relating to the following: (i) $0.3 million of severance and employee benefits from continued implementation of the EMEA early retirement program; (ii) $0.9 million for manufacturing transfer costs in the CommTest and AOT segments which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; and (iii) a $0.8 million benefit, net arising primarily to adjust the accrual for restructuring plans announced in the third and fourth quarters of fiscal 2011 in the CommTest segment that did not materialize due to managements decision to re-locate employees and realize co-location efficiencies and accrue for exit of one of the facilities.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This will result in termination of employment, exit of facilities and manufacturing transfer cost. Approximately 130 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of October 1, 2011, 108 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2012.

During the fourth quarter of fiscal 2011, the Company reorganized the sales organization and one of our product portfolios in the CommTest segment to focus efforts on higher growth technologies and regions. This re-organization will improve the effectiveness of the segment’s sales organization and re-align the research and development projects towards the overall growth strategy of the segment. Approximately 94 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of October 1, 2011, 71 employees have been terminated. The employees being affected are located in North America, Latin America, Europe and Asia. Payments related to severance and benefits are expected to be paid by the third quarter of fiscal 2012.

During fiscal 2010, the Company exited facilities in the state of Maryland and Indiana in the United States as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income as of October 1, 2011 was $1.5 million. Payments related to the lease costs are expected to be paid by the second quarter of fiscal 2012 and the second quarter of fiscal 2015 for its facilities in the states of Maryland and Indiana, respectively.

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of October 1, 2011, 55 employees have been terminated. Payments related to severance and benefits are expected to be paid by the fourth quarter of fiscal 2016.

During the fourth quarter of fiscal 2008, the Company entered into an early retirement program for certain employees within the research and development function in its site in Germany in the CommTest segment to improve cost and operational efficiencies. 10 employees were affected by the plan. As of October 1, 2011, 8 employees have been terminated. Payment related to severance and benefits are expected to be paid by the third quarter of fiscal 2013.

The following table summarizes the Company’s restructuring activities (in millions):

	Workforce	Facilities and	Lease		Other Lease
	Reduction	Equipment	Costs	Total	Exit Costs
Accrual balance as of July 2, 2011	$12.4	$—	$3.0	$15.4	$5.9
Restructuring and related charges	0.6	0.9	—	1.5	0.1
Currency translation adjustments	(0.5)	—	—	(0.5)	(0.3)
Cash payments	(6.5)	(0.9)	(0.6)	(8.0)	(0.3)
Accrual balance as of October 1, 2011	$6.0	$—	$2.4	$8.4	$5.4

The current and non-current portions of the total restructuring accrual were as follows (in millions):

	October 1,	July 2,
	2011	2011
Current	$4.5	$11.0
Non-current	3.9	4.4
Total	$8.4	$15.4

The non-current portion of the restructuring accrual is included as a component of other non-current liabilities in the Company’s Consolidated Balance Sheet.  In addition, restructuring expenses are not allocated at the reporting segment level.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had previously recorded lease exit charges, net of assumed sub-lease income in fiscal 2008 related to the Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income as of October 1, 2011 is $5.4 million.The payments related to these lease costs are expected to be paid by the third quarter of fiscal 2018.

Other lease exit costs relating to the Ottawa facility are included in other liabilities as follows (in millions):

	October 1,	July 2,
	2011	2011
Current	$0.8	$0.9
Non-current	4.6	5.0
Total	$5.4	$5.9

Note 12. Income Tax

The Company recorded an income tax expense of $3.4 million and an income tax benefit of $2.1 million for the three months ended October 1, 2011 and October 2, 2010, respectively.

The income tax expense  recorded for the three months ended October 1, 2011 and the income tax benefit for the three months ended October 2, 2010, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year and in connection with the three months ended October 2, 2010 includes the recognition of $4.5 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax expense or benefit recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s loss or profit before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of October 1, 2011 and July 2, 2011 the Company’s unrecognized tax benefits totaled $60.7 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $22.1 million accrued for the payment of interest and penalties at October 1, 2011.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 1, 2011 and October 2, 2010 was as follows (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Cost of sales	$1.8	$1.3
Research and development	2.6	1.8
Selling, general and administrative	7.2	5.9
	$11.6	$9.0

Approximately $1.5 million of stock-based compensation was capitalized as inventory at October 1, 2011.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

As of October 1, 2011, $12.4 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.5 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) provides eligible employees with the opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6 month look-back period.

As of October 1, 2011, $0.9 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2012.

Full Value Awards

“Full Value Awards” refer to Restricted Stock, Restricted Stock Units (“RSUs”), Deferred Stock Units, Performance Units, and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of both and expected to vest over one to four years. The fair value of the time based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

In the first quarter of fiscal 2012, the Company granted 4.1 million RSUs, of which 0.5 million are RSUs with market conditions (“MSUs”) and represent the target amount of grants. The actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs was estimated to be $9.0 million and was calculated using a Monte Carlo simulation. The remaining 3.6 million shares are time based RSUs with a weighted average grant date fair value of $12.41 per share. The majority of these time based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of October 1, 2011, $75.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Three Months Ended		Three Months Ended
	October 1,	October 2,	October 1,	October 2,
	2011 (1)	2010	2011	2010
Expected term (in years)	N/A	4.8	0.5	0.5
Expected volatility	N/A	59.0%	44.1%	52.0%
Risk-free interest rate	N/A	1.4%	0.2%	0.2%

(1) There were no stock options granted during the three months ended October 1, 2011.

Stock options with market conditions are valued on the dates of grant using the Lattice valuation model.

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with an acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of October 1, 2011 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2012, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended
	October 1,	October 2,
	2011	2010
Service cost	$0.1	$0.1
Interest cost	1.4	1.3
Expected return on plan assets	(0.4)	(0.3)
Recognized net actuarial (gains)/losses	(0.1)	—
Net periodic benefit cost	$1.0	$1.1

Underlying assumptions for both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.2 million related to its defined benefit pension plans during fiscal 2012 to make current benefit payments and fund future obligations. As of October 1, 2011, approximately $0.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation (PBO) at July 2, 2011.

Note 15. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

As of April 2, 2011, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended
	October 1,	October 2,		October 1,	July 2,
	2011	2010		2011	2011
Sales:			Receivables:
KLA-Tencor	$2.1	$1.0	KLA-Tencor	$1.1	$0.7

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

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The Company accrued $7.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

million, which includes the arbitration award plus interest, in accordance with authoritative guidance on contingencies. Litigation related to the decision is ongoing and the Company will continue to litigate this matter in an effort to have the award set aside.  The accrual is included as a component of selling, general and administrative expense and included as a component of accrued expenses in the Company’s Consolidated Statement of Operations  and Consolidated Balance Sheets, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of October 1, 2011 and July 2, 2011.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Balance as of beginning of period	$7.9	$7.3
Provision for warranty	2.6	2.2
Utilization of reserve	(2.9)	(2.1)
Balance as of end of period	$7.6	$7.4

Financing Obligations – Santa Rosa and Payment Plan Agreement for Software Licenses

Santa Rosa

On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California. The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from the transaction were $32.2 million. The lease terms range from a five-year lease with a one-year renewal option to a ten-year lease with two five-year renewal options.

The Company has an ongoing obligation to remediate the environmental matters, impacting the entire site, as required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate.

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.2 million which was included in Other non-current liabilities as of October 1, 2011.

As of October 1, 2011, of the total financing obligation related to Santa Rosa, $0.8 million was included in Other current liabilities, and $29.2 million was included in Other non-current liabilities.  As of July 2, 2011, $0.7 million was included in Other current liabilities, and $29.4 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

During fiscal 2011 and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses from the same supplier, in accordance with the authoritative accounting guidance. During fiscal 2009, the Company entered into a three-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. During fiscal 2011, the Company entered into a four-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on a annual basis starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

During the three months ended October 1, 2011 and October 2, 2010, the Company recorded amortization expense of $0.9 million and $0.6 million, respectively.

Future Minimum Financing Payments – Santa Rosa and Payment Plan Agreement for Software Licenses

As of October 1, 2011, future minimum financing payments of the perpetual software licenses and financing obligation are as follows (in millions):

Fiscal Years
Remainder of 2012	$7.5
2013	4.8
2014	4.6
2015	2.7
2016	2.8
Thereafter	30.9
Total	$53.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(i) Communications Test and Measurement (“CommTest”) Business Segment:

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

This segment also provides a broad laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. Additionally, the segment’s PV products include CPV cells and receivers for generating energy from sunlight as well as fiber-optic-based systems for delivering and measuring electrical power.

(iii) Advanced Optical Technologies (“AOT”) Business Segment:

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

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011. The Company evaluates segment performance based on operating income (loss) excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, restructuring and related charges, or non-operating income and expenses to its segments as highlighted in the table below.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010

Net revenue:
Communications Test and Measurement	$185.2	$182.8
Communications and Commercial Optical Products	180.3	168.0
Advanced Optical Technologies	55.6	60.5
Deferred revenue related to purchase accounting adjustment	(0.3)	(6.1)
Net revenue	$420.8	$405.2

Operating income (loss):
Communications Test and Measurement	$24.1	$21.7
Communications and Commercial Optical Products	25.6	24.2
Advanced Optical Technologies	17.5	22.1
Corporate	(21.1)	(23.6)
Total segment operating income	46.1	44.4
Unallocated amounts:
Stock-based compensation	(11.6)	(9.0)
Acquisition-related charges and amortization of intangibles	(21.5)	(28.9)
Loss on disposal of long-lived assets	(0.5)	—
Restructuring and related charges	(1.5)	(0.3)
Realignment and other charges	(7.8)	(5.4)
Interest and other income	(0.1)	0.3
Interest expense	(6.6)	(6.3)
Gain on sale of investments	1.1	3.2
Loss from continuing operations before income taxes	$(2.4)	$(2.0)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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

• financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, sources of revenue, sources of competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;

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

Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the Securities and Exchange Commission. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

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

JDSU CommTest customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Saudi Telecom Company, TalkTalk, Telefónica, Telmex, TimeWarner Cable, and Verizon. JDSU test and measurement customers also include many of the network-equipment manufacturers served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, Huawei, and Motorola. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems, EMC, Hewlett-Packard and IBM.

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

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products includes Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Hewlett-Packard, Huawei, IBM, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and Han’s Laser. Customers for Photovoltaic Products include Amplifier Research, ETS-Lindgren, Nanjing Xinning Optoelectronics Automation, and Siemens.

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

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and fast-moving consumer goods industries. The group’s color-shifting pigments protect the currencies of more than 100 countries globally.

The AOT business segment serves customers such as 3M, Dolby, DuPont, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, and SICPA.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis and Item 8 within the notes to the consolidated financial statements on Loss Contingencies in our Fiscal 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	October 1,	October 2,		Percentage
	2011	2010	Change	Change
Segment Net Revenue:
CommTest	$184.9	$176.7	$8.2
CCOP	180.3	168.0	12.3
AOT	55.6	60.5	(4.9)
Net revenue	$420.8	$405.2	$15.6	3.8%

Gross profit	$182.6	$173.3	$9.3	5.4%
Gross margins	43.4%	42.8%

Research and development	59.8	56.4	3.4	6.0%
Percentage of net revenue	14.2%	13.9%

Selling, general and administrative	111.2	107.2	4.0	3.7%
Percentage of net revenue	26.4%	26.5%

Amortization of acquired technologies and other intangibles	21.2	22.7	(1.5)	(6.6)%
Percentage of net revenue	5.0%	5.6%

Restructuring and related charges	1.5	0.3	1.2	400.0%
Percentage of net revenue	0.4%	0.1%

Net Revenue

Net revenue in the three months ended October 1, 2011 increased $15.6 million, or 3.8%, to $420.8 million from $405.2 million compared to the same period a year ago. The increase is primarily due to an increased demand for products in our CCOP and CommTest business segments. The growth in revenue in our CCOP segment primarily resulted from an increase in demand for our Pluggables, ROADMs, Tunables, and Fiber Lasers product lines. The increase in revenue in our CommTest segment is primarily the result of increased demand for SmartClass Home, Pathtrak and OMNS systems and increased customer spending on 100G technologies. These increased sales were partially offset by lower spending on metro products as well as older technologies such as data analyzers. Our AOT segment experienced lower demand in our cyclical currency products and reduced demand in gesture recognition and 3D products.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that may limit our business climate and market visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asia-based competition, and commercial optical  industry and a general commoditization trend for many of our products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry. Moreover, the current trend of communication industry consolidations is expected to continue, directly affecting our CCOP and CommTest customer base and adding additional risk and uncertainty to our financial and business predictability. These risks, while expected to diminish over the next several quarters, limit our ability to predict longer term revenue, profitability and general financial performance.

In addition, the recent flooding in Thailand has caused significant uncertainty in the region.  As we previously disclosed, one of three primary contract manufacturing partners that provide services for our CCOP segment is located in Thailand and has been impacted by the flooding.  While the facility at which our products are manufactured was not breached by the flood waters, operations at that facility have been suspended and we cannot predict how quickly they will resume and when the facility will be back to full production capacity.  As a result, we expect to see a significant negative impact on revenue from our CCOP segment in the second quarter of 2012.

We operate primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended
	October 1,	October 2,
	2011	2010
Net revenue:
Americas	$212.1	$200.3
EMEA	101.0	104.2
Asia-Pacific	107.7	100.7
Total net revenue	$420.8	$405.2

Net revenue was assigned to geographic regions based on customer shipment locations. Net revenue for Americas included net revenue from the United States of $173.5 million and $158.3 million, respectively, for the three months ended October 1, 2011 and October 2, 2010. Net revenue from customers outside the Americas represented 49.6% and 50.6%, respectively, of net revenue for the three months ended October 1, 2011 and October 2, 2010. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin in the three months ended October 1, 2011, increased 0.6 percentage points to 43.4% from 42.8% compared to the same period a year ago.  The increase in gross margin is primarily due to: increased volume of Pluggables, ROADMs, Tunables, and Fiber Lasers product lines which led to higher absorption of manufacturing costs in our CCOP segment and the introduction of new product platforms with high margins within the past year in our CCOP segment; and improved product mix, with higher margin new products being a significantly larger part of the product portfolio as well as the benefits of material cost reduction initiatives in our CommTest segment. Gross margin decreased in the AOT segment due to lower absorption of manufacturing costs and unfavorable product mix arising from lower demand in our cyclical currency products.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in quarterly variability of our gross margin.

Research and Development (“R&D”)

R&D expense for the three months ended October 1, 2011 increased $3.4 million, or 6.0%, to $59.8 million from $56.4 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 14.2% compared to 13.9% in the same period a year ago. The increase is primarily due to an increased focus on developing new product platforms to drive future growth, as well as increased variable incentive pay due to improved operating performance.

We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which can impact our new product development activities. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended October 1, 2011 increased $4.0 million, or 3.7%, to $111.2 million from $107.2 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense decreased to 26.4% compared to 26.5% in the same period a year ago. The absolute dollar increase in SG&A expense is primarily due to a litigating matter and increased variable incentive pay due to improved operating performance, offset by a reduction in spending on conferences and other marketing expenses. Please refer to “Note 16. Commitment and Contingencies” for more information on legal proceedings.

We intend to continue to focus on reducing our SG&A expenses as a percentage of revenue. We have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions related expenses and legal expenses in connection with litigation, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter. We are also increasing SG&A expenses in the near term to upgrade business infrastructure and systems.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to the market conditions. We estimate annual cost savings of approximately $29 million as a result of the restructuring activities initiated in fiscal 2011 and first quarter of fiscal 2012. See “Note 11. Restructuring and Related Charges” for more detail.

During the first quarter of fiscal 2012, we recorded $1.5 million in restructuring and related charges. The charges are a combination of new and continuations of the previously announced restructuring plan and are primarily a result of the following:

•                  We re-organized the CCOP segment by integrating the business functions and responsibilities into a single management structure to drive efficiency and segment profitability in light of current economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for approximately 40 employees in research and development and selling, general and administrative functions. The employees being affected are located in North America and Asia. Payments related to severance and benefits were paid by October 2011.

•                  We also incurred restructuring and related charges from previously announced restructuring plans in the first quarter of fiscal 2012 relating to the following: (i) $0.3 million of severance and employee benefits from continued implementation of the EMEA early retirement program; (ii) $0.9 million for manufacturing transfer costs in the CommTest and AOT segments which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; and (iii) a $0.8 million benefit, net arising primarily to adjust the accrual for restructuring plans announced in the third and fourth quarters of fiscal 2011 in the CommTest segment that did not materialize due to managements decision to re-locate employees and realize co-location efficiencies and accrue for exit of one of the facilities.

During the first quarter of fiscal 2011, we recorded $0.3 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and are primarily a result of the following: (i) $0.2 million for severance and benefits primarily in the CommTest segment and relates to the continued implementation of the EMEA early retirement program; (ii) $0.8 million for manufacturing transfer costs primarily in the CCOP and the CommTest segments which were the result of production site closures in the U.S., the transfer of certain production processes into existing sites in the U.S., and the reduction in force of the our  manufacturing support organization across all sites; and (iii) a $0.7 million benefit primarily to adjust the accrual for previously restructured leases in the CommTest segment which were the result of the our continued efforts to reduce and/or consolidate manufacturing locations.

Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $3.8 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2018.

Interest and Other Income (Expense), Net

During the three months ended October 1, 2011, interest and other income (expense), net was $(0.1) million, a decrease of $0.4 million compared to the same period a year ago.

Interest Expense

During the three months ended October 1, 2011, interest expense was $6.6 million, an increase of $0.3 million compared to the same period a year ago.

Provision for Income Tax

We recorded an income tax expense of $3.4 million and an income tax benefit of $2.1 million the three months ended October 1, 2011 and October 2, 2010, respectively.

The income tax expense recorded for the three months ended October 1, 2011 and the income tax benefit for the three months October 2 2010, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year and in connection with the three months ended October 2, 2010 includes the recognition of $4.5 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

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

As of October 1, 2011 and July 2, 2011, our unrecognized tax benefits totaled $60.7 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $22.1 million accrued for the payment of interest and penalties at October 1, 2011.

Operating Segment Information (in millions)

	Three Months Ended
	October 1,	October 2,		Percentage
	2011	2010	Change	Change
Communications Test and Measurement
Net revenue	$184.9	$176.7	$8.2	4.6%
Operating income	24.1	21.7	2.4	11.1%

Communications and Commercial Optical Products
Net revenue	180.3	168.0	12.3	7.3%
Operating income	25.6	24.2	1.4	5.8%

Advanced Optical Technologies
Net revenue	55.6	60.5	(4.9)	(8.1)%
Operating income	17.5	22.1	(4.6)	(20.8)%

The increase in operating income for the CommTest segment during the three months ended October 1, 2011 compared to the same period a year ago is due to improved product mix,  as well as improved gross margins resulting from higher absorption of manufacturing cost driven by increased demand, and continued management of operating expenses.

The increase in operating income for the CCOP segment during the three months ended October 1, 2011 compared to the same period a year ago is due to growth in revenue and the introduction of new product platforms which improved the profitability of our portfolio, partially offset by an increase in R&D spending.

The decrease in operating income for the AOT segment during the three months ended October 1, 2011 compared to the same period a year ago is due to reduced revenue, unfavorable product mix and higher operating expenses.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion.  No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity.  We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at October 1, 2011 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of October 1, 2011, approximately 87.0% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of October 1, 2011, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality.  Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended October 1, 2011, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets.  In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of October 1, 2011, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $723.3 million, a decrease of $5.4 million from July 2, 2011. Cash and cash equivalents decreased by $28.5 million in the three months ended October 1, 2011, primarily due to net cash outflows of $23.2 million used for the purchase of available-for-sale investments, $21.2 million used for the purchases of property, plant and equipment, and $3.7 million used for the acquisition of QuantaSol, offset by the cash generated by operating activities of $22.9 million.

During the three months ended October 1, 2011, cash provided by operating activities was $22.9 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $49.8 million, and changes in operating assets and liabilities that used $26.9 million related primarily to a decrease in accrued payroll and related expenses of $23.3 million, an increase in inventories of $18.5 million, a decrease in accounts payable of $15.2 million and a decrease in deferred revenue of $13.1 million, offset by a decrease in accounts receivable of $45.6 million primarily driven by seasonality of our collection activities.

During the three months ended October 2, 2010, cash provided by operating activities was $35.7 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $49.2 million, and changes in operating assets and liabilities that used $13.5 million related primarily to an increase in accounts receivable of $19.4 million, a decrease in accrued payroll and related expenses of $10.0 million, and an increase in inventory of $7.7 million, offset by an increase in deferred revenue of $17.2 million and a decrease in other current and non-current assets of $11.4 million.

During the three months ended October 1, 2011 cash used for investing activities was $48.2 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $23.2 million, cash used for the purchase of property, plant and equipment of $21.2 million, and cash used for the acquisition of QuantaSol of $3.7 million. Since we continue to invest in new technology, lab equipment, and manufacturing capacity to support revenue growth opportunities across all three segments, investments were made during the three months ended October 1, 2011 to increase manufacturing capacity in Asia and the U.S., to set up and  improve facilities, and to upgrade information technology systems.

During the three months ended October 2, 2010, cash used for investing activities was $13.0 million, primarily related to cash used for the purchase of property, plant and equipment of $23.3 million and an increase in restricted cash of $1.6 million, offset by the net proceeds from sales and maturities of investments of $11.3 million.

During the three months ended October 1, 2011, cash used for financing activities was $0.1 million related to payments made on financing obligations of $6.5 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $6.4 million.

During the three months ended October 2, 2010, cash provided by financing activities was $4.0 million related to proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $5.9 million, offset by payments made on financing obligations of $1.9 million.

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

•                  changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•                  increase in capital expenditure to support the revenue growth opportunity of our business;

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in Note 16, “Commitments and Contingencies.”

Employee Stock Options

Our stock option and Full Value Award programs are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At October 1, 2011, our pension plans were under funded by $80.8 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of  $0.9 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of October 1, 2011, the value of plan assets had decreased approximately 4.5% since July 2, 2011, our most recent fiscal year end.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, as of both October 1, 2011 and July 2, 2011, the fair value of the contracts is approximately zero. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any periods presented.

The following table provides information about our foreign currency forward contracts outstanding as of October 1, 2011.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	34.0	$33.1
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	229.7	36.0
British Pound (contracts to buy GBP / sell USD)	GBP	0.5	0.8
Euro (contracts to buy EUR / sell USD)	EUR	17.2	23.4
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD	110.4	14.2
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	44.2	34.2
Mexican Peso (contracts to buy MXN / sell USD)	MXN	35.4	2.6
Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.0	5.8
Brazilian Real (contracts to sell BRL / buy USD)	BRL	3.9	2.1
Japanese Yen (contracts to sell JPY / buy USD)	JPY	208.9	2.7

Total USD notional amount of outstanding foreign exchange contracts			$154.9

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at October 1, 2011.

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

Long-Term Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls.  Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.  Based on quoted market prices, as of October 1, 2011 and July 2, 2011, the fair market values of the 1% Senior Convertible Notes were $318.1 million and $332.1 million, respectively. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The material set forth under the heading “Legal Proceedings” in Note 16. “Commitments and Contingencies” of our Notes to Consolidated Financial Statements in this Form 10-Q is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Removed and Reserved

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	10/18/2011
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance				X
101.SCH*	XBRL Taxonomy Extension Schema				X
101.CAL*	XBRL Taxonomy Extension Calculation				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Calculation				X
101.PRE*	XBRL Taxonomy Extension Presentation				X

*Pursuant to Rule 406T of Regulation S-T, XBRL (Extensible Business Reporting Language) information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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

Date: November 9, 2011