Form 10-Q
period 2011-12-31
JDS UNIPHASE CORP /CA/
filed 2012-02-07
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of January 28, 2012, the Registrant had 229,841,092 shares of common stock outstanding, including 4,009,890 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Net revenue	$412.8	$473.5	$833.6	$878.7
Cost of sales	222.4	245.6	446.3	463.4
Amortization of acquired technologies	15.4	14.1	29.7	28.2
Gross profit	175.0	213.8	357.6	387.1
Operating expenses:
Research and development	59.4	60.2	119.2	116.6
Selling, general and administrative	106.0	109.5	217.2	216.7
Amortization of other intangibles	7.2	8.0	14.1	16.6
Restructuring and related charges	4.0	2.5	5.5	2.8
Total operating expenses	176.6	180.2	356.0	352.7
Income (loss) from operations	(1.6)	33.6	1.6	34.4
Interest and other income (expense), net	0.9	1.5	0.8	1.8
Interest expense	(6.6)	(6.4)	(13.2)	(12.7)
Gain on sale of investments	0.1	0.1	1.2	3.3
Income (loss) before income taxes	(7.2)	28.8	(9.6)	26.8
Provision for income taxes	3.0	5.2	6.4	3.1
Net income (loss)	$(10.2)	$23.6	$(16.0)	$23.7

Net income (loss) per share from:
Basic	$(0.04)	$0.11	$(0.07)	$0.11
Diluted	$(0.04)	$0.10	$(0.07)	$0.10

Shares used in per share calculation:
Basic	229.4	222.9	228.9	222.4
Diluted	229.4	229.1	228.9	228.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 31,	July 2,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$415.2	$395.4
Short-term investments	306.1	297.4
Restricted cash	34.3	35.9
Accounts receivable, net (Note 6)	287.5	334.0
Inventories, net	186.9	171.2
Prepayments and other current assets	72.9	70.2
Total current assets	1,302.9	1,304.1
Property, plant and equipment, net	262.0	248.9
Goodwill	66.8	67.4
Other intangibles, net	232.2	275.4
Long-term investments	1.3	2.9
Other non-current assets	50.3	52.0
Total assets	$1,915.5	$1,950.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$126.6	$145.4
Accrued payroll and related expenses	74.5	76.7
Income taxes payable	20.3	21.5
Deferred revenue	73.3	83.5
Accrued expenses	52.0	50.5
Other current liabilities	35.9	41.0
Total current liabilities	382.6	418.6
Long-term debt	295.7	285.8
Other non-current liabilities	172.6	180.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 31, 2011 and July 2, 2011, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 230 million shares at December 31, 2011 and 228 million shares at July 2, 2011, issued and outstanding	0.2	0.2
Additional paid-in capital	69,664.9	69,641.4
Accumulated deficit	(68,625.0)	(68,609.0)
Accumulated other comprehensive income	24.5	32.8
Total stockholders’ equity	1,064.6	1,065.4
Total liabilities and stockholders’ equity	$1,915.5	$1,950.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 31,	January 1,
	2011	2011
OPERATING ACTIVITIES:
Net income (loss)	$(16.0)	$23.7
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	34.7	30.9
Asset retirement obligations and deferred rent expenses	0.2	0.4
Amortization expense of acquired technologies and other intangibles	43.8	44.8
Stock-based compensation	24.1	19.0
Amortization of debt issuance costs and debt discount	10.3	9.6
Non-cash changes in short term investments	1.9	1.7
Gain on sale of investments and assets, net	(0.5)	(3.3)
Allowance for doubtful accounts and sales returns	0.3	0.6
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	38.8	(63.7)
Inventories	(19.6)	(16.6)
Other current and non-current assets	(6.7)	5.7
Accounts payable	(21.8)	7.4
Income taxes payable	(0.8)	(2.4)
Deferred revenue, current and non-current	(9.6)	27.0
Accrued payroll and related expenses	(13.0)	13.4
Accrued expenses and other current and non-current liabilities	2.5	(1.8)
Net cash provided by operating activities	68.6	96.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(211.2)	(133.2)
Maturities and sales of investments	201.5	148.3
Changes in restricted cash	1.8	(0.3)
Acquisition of business	(3.7)	—
Acquisition of property and equipment	(40.8)	(51.6)
Proceeds from sale of assets, net of selling costs	2.1	0.6
Net cash used in investing activities	(50.3)	(36.2)

FINANCING ACTIVITIES:
Redemption of convertible debt	—	(0.2)
Proceeds from financing obligations	6.9	—
Payment of financing obligations	(7.6)	(3.8)
Issuance of stock pursuant to employee stock plans	7.0	8.7
Net cash provided by financing activities	6.3	4.7

Effect of exchange rate changes on cash and cash equivalents	(4.8)	3.5
Increase (decrease) in cash and cash equivalents	19.8	68.4
Cash and cash equivalents at beginning of period	395.4	340.2
Cash and cash equivalents at end of period	$415.2	$408.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of December 31, 2011 and for the three and six months ended December 31, 2011 and January 1, 2011 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

The balance sheet as of July 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2011 and January 1, 2011 may not be indicative of results for the year ending June 30, 2012 or any future periods.

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

Note 2. Recently Issued Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

In September 2011, the FASB issued new accounting guidance that simplifies goodwill impairment tests. The new guidance states that a qualitative assessment may be performed to determine whether further impairment testing is necessary.  This guidance will be effective for the Company beginning in the first quarter of fiscal 2013. However, the Company plans to early adopt the guidance in the fourth quarter of fiscal 2012 when the annual goodwill impairment testing is performed.  The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be applied retrospectively. The Company is currently evaluating the disclosure impact of the adoption of this guidance on its consolidated financial statements.

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

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Numerator:
Net income (loss)	$(10.2)	$23.6	$(16.0)	$23.7

Denominator:
Weighted-average number of common shares outstanding
Basic	229.4	222.9	228.9	222.4
Effect of dilutive securities from stock-based benefit plans	—	6.2	—	5.8
Diluted	229.4	229.1	228.9	228.2

Net income (loss) per share:
Basic	$(0.04)	$0.11	$(0.07)	$0.11
Diluted	$(0.04)	$0.10	$(0.07)	$0.10

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Stock options and ESPP	10.4	7.8	10.7	9.3
Restricted shares and stock units	8.2	4.1	7.8	4.0
Total potentially dilutive securities	18.6	11.9	18.5	13.3

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

At December 31, 2011 and July 2, 2011, balances for the components of accumulated other comprehensive income were as follows (in millions):

	December 31, 2011	July 2, 2011
Unrealized losses on available-for-sale investments, net of tax	$(3.2)	$(1.6)
Foreign currency translation gains	13.7	20.0
Defined benefit obligation, net of tax	14.0	14.4
Accumulated other comprehensive income	$24.5	$32.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Net income (loss)	$(10.2)	$23.6	$(16.0)	$23.7
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	—	0.2	(1.6)	(2.9)
Net change in cumulative translation adjustment	(0.7)	(0.5)	(6.3)	4.3
Net change in defined benefit obligation, net of tax	(0.4)	—	(0.4)	—
Net change in other comprehensive income (loss)	(1.1)	(0.3)	(8.3)	1.4
Comprehensive income (loss)	$(11.3)	$23.3	$(24.3)	$25.1

Note 5. Mergers and Acquisitions

QuantaSol Limited (“QuantaSol”)

In July 2011, the Company purchased critical product design, patented intellectual technology, and other assets from QuantaSol, a concentrated photovoltaic (“CPV”) provider, for a total cash purchase price consideration of $3.7 million. The purchased assets are included in the Company’s Communications and Commercial Optical Products (“CCOP”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date.

The $3.7 million purchase price was allocated primarily to developed technology and is being amortized over an estimated useful life of four years.

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	July 2, 2011	Charged to Costs and Expenses	Deduction (1)	December 31, 2011
Allowance for doubtful accounts	$2.3	$0.4	$(0.8)	$1.9
Allowance for sales returns	0.5	(0.1)	(0.2)	0.2
Total accounts receivable reserves	$2.8	$0.3	$(1.0)	$2.1

(1)  Write-off of uncollectible accounts, net of recoveries.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	December 31, 2011	July 2, 2011
Finished goods	$97.7	$86.5
Work in process	34.8	30.4
Raw materials and purchased parts	54.4	54.3
Total inventories, net	$186.9	$171.2

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	December 31, 2011	July 2, 2011
Land	$14.7	$16.5
Buildings and improvements	36.7	39.9
Machinery and equipment	397.6	370.8
Furniture, fixtures, software and office equipment	162.8	152.4
Leasehold improvements	91.0	86.5
Construction in progress	38.0	36.8
	740.8	702.9
Less: Accumulated depreciation	(478.8)	(454.0)
Property, plant and equipment, net	$262.0	$248.9

At December 31, 2011 and July 2, 2011, property, plant and equipment, net included $16.0 million and $17.3 million in land and buildings, respectively, related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. At December 31, 2011, property, plant and equipment, net included $6.6 million in land and buildings related to the Eningen site sale and leaseback transactions accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more details on both transactions.

During the three months ended December 31, 2011 and January 1, 2011, the Company recorded $17.4 million and $16.1 million of depreciation expense, respectively. During the six months ended December 31, 2011 and January 1, 2011, the Company recorded $34.7 million and $30.9 million of depreciation expense, respectively.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	December 31, 2011	July 2, 2011
Prepayments	$47.1	$46.6
Deferred income tax	1.8	2.0
Refundable income taxes	3.5	2.5
Other receivables	11.9	10.0
Other current assets	8.6	9.1
Total prepayments and other current assets	$72.9	$70.2

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	December 31, 2011	July 2, 2011
Deferred compensation plan	$5.2	$5.7
Warranty accrual	7.5	7.9
VAT liabilities	6.6	3.2
Restructuring accrual	4.1	11.0
Deferred taxes	1.5	1.5
Other	11.0	11.7
Total other current liabilities	$35.9	$41.0

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	December 31, 2011	July 2, 2011
Pension accrual and post employment benefits	$73.4	$81.3
Deferred taxes	6.7	8.6
Restructuring accrual	5.2	4.4
Financing obligation	37.8	33.2
Non-current income taxes payable	9.7	10.2
Asset retirement obligations	9.6	9.4
Long-term deferred revenue	19.8	22.1
Other	10.4	11.7
Total other non-current liabilities	$172.6	$180.9

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At December 31, 2011, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$35.7	$—	$—	$35.7
Agencies
U.S.	66.2	0.2	(0.1)	66.3
Foreign	2.5	—	—	2.5
Municipal bonds and sovereign debt instruments	14.3	—	—	14.3
Asset-backed securities	26.1	0.1	(0.6)	25.6
Corporate securities	193.6	1.7	(0.2)	195.1
Total available-for-sale securities	$338.4	$2.0	$(0.9)	$339.5

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of December 31, 2011, of the total estimated fair value, $37.3 million was classified as cash and cash equivalents, $300.9 million was classified as short-term investments, and $1.3 million was classified as long-term investments.

In addition to the amounts presented above, at December 31, 2011, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $5.2 million, of which $1.2 million were invested in debt securities, $0.6 million were invested in money market instruments and funds and $3.4 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and six months ended December 31, 2011 and January 1, 2011, the Company recorded no other-than-temporary impairment in each respective period.

At December 31, 2011, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. treasuries & agencies	$0.1	$—	$0.1
Asset-backed securities	—	0.6	0.6
Corporate securities	0.2	—	0.2
Total gross unrealized losses	$0.3	$0.6	$0.9

At December 31, 2011, contractual maturities of the Company’s debt securities classified as available-for-sale securities and trading securities were as follows (in millions):

	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$241.5	$243.2
Amounts maturing in 1 - 5 years	94.9	94.9
Amounts maturing in more than 5 years	3.1	2.6
Total debt securities	$339.5	$340.7

At July 2, 2011, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$27.7	$0.1	$—	$27.8
Agencies
U.S.	48.5	0.3	—	48.8
Foreign	3.2	—	—	3.2
Municipal bonds and sovereign debt instruments	7.2	—	—	7.2
Asset-backed securities	20.0	1.0	(0.4)	20.6
Corporate securities	209.1	1.6	—	210.7
Total available-for-sale securities	$315.7	$3.0	$(0.4)	$318.3

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the amounts presented above, at July 2, 2011, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $5.7 million, of which $0.9 million were invested in debt securities, $0.5 million were invested in money market instruments and funds and $4.3 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

At July 2, 2011, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Total gross unrealized losses	$—	$0.4	$0.4

Fair Value Measurements

Assets measured at fair value at December 31, 2011 are summarized below (in millions):

		Fair value measurement as of December 31, 2011
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$35.7	$35.7	$—
Agencies
U.S.	66.3	60.1	6.2
Foreign	2.5	—	2.5
Municipal bonds and sovereign debt instruments	14.3	—	14.3
Asset-backed securities	25.6	—	25.6
Corporate securities	195.1	—	195.1
Total debt available-for-sale securities	339.5	95.8	243.7
Money market instruments and funds	351.6	351.6	—
Trading securities	5.2	5.2	—
Total assets (1)	$696.3	$452.6	$243.7

(1)    $349.5 million in cash and cash equivalents, $306.1 million in short-term investments, $34.3 million in restricted cash, $5.1 million in long-term restricted cash included in other non-current assets and $1.3 million in long-term investments on the Company’s consolidated balance sheet.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

During the three and six months ended December 31, 2011, the Company did not have material transfers between Level 1 and Level 2 fair value instruments.

As of July 2, 2011 and during the three and six months ended December 31, 2011, the company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both December 31, 2011 and July 2, 2011, is approximately zero. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any periods presented.

Note 8. Goodwill

The Company’s goodwill balance as of December 31, 2011 was $66.8 million, which consisted of $58.5 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The Company’s goodwill balance as of July 2, 2011 was $67.4 million, which consisted of $59.1 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2011, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 31, 2011 and January 1, 2011.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of December 31, 2011	Amount	Amortization	Net
Acquired developed technology	$521.7	$(372.2)	$149.5
Other	277.9	(205.0)	72.9
Total intangibles subject to amortization	799.6	(577.2)	222.4
Indefinite life intangibles	9.8	—	9.8
Total intangibles	$809.4	$(577.2)	$232.2

	Gross
	Carrying	Accumulated
As of July 2, 2011	Amount	Amortization	Net
Acquired developed technology	$530.8	$(353.6)	$177.2
Other	287.1	(198.7)	88.4
Total intangibles subject to amortization	817.9	(552.3)	265.6
Indefinite life intangibles	9.8	—	9.8
Total intangibles	$827.7	$(552.3)	$275.4

During the three and six months ended December 31, 2011, the Company recorded $22.6 million and $43.8 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three and six months ended January 1, 2011, the Company recorded $22.1 million and $44.8 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of December 31, 2011, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2012	$41.5
2013	67.1
2014	41.1
2015	33.4
2016	12.6
Thereafter	26.7
Total amortization	$222.4

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Convertible Debt and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	December 31,	July 2,
	2011	2011
1% senior convertible notes	$295.7	$285.8
Total long-term debt	$295.7	$285.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company was in compliance with all debt covenants as of December 31, 2011.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425.0 million aggregate principal amount of 1% Senior Convertible Notes due 2026.  Proceeds from the notes amounted to $415.9 million after issuance costs. The notes bear interest at a rate of 1.0% per year and are convertible into a combination of cash and shares of the Company’s common stock at a conversion price of $30.30 per share.  Interest on the notes is payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The notes mature on May 15, 2026.

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

Effective the first quarter of fiscal 2010, the Company adopted new authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of December 31, 2011, the remaining term of the 1% Senior Convertible Notes is 1.3 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of December 31, 2011, the unamortized portion of the debt issuance cost related to the notes was $1.1 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	December 31,	July 2,
	2011	2011
Carrying amount of equity component	$158.5	$158.5
Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(29.3)	(39.2)
Carrying amount of liability component	$295.7	$285.8

Based on quoted market prices, as of December 31, 2011 and July 2, 2011, the fair market value of the 1% Senior Convertible Notes was approximately $321.8 million and $332.1 million, respectively. Changes in fair market value reflect the change in the market price of the notes.

The following table presents the interest expense for the contractual interest and the amortization of debt discount (in millions):

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
	2011	2011	2011	2011
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8	$0.8	$0.8
Interest expense-amortization of debt discount	5.0	4.6	9.9	9.1

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Outstanding Letters of Credit

As of December 31, 2011, the Company had 16 standby letters of credit totaling $36.4 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of December 31, 2011, the Company’s total restructuring accrual was $9.3 million.  During the three and six months ended December 31, 2011, the Company incurred restructuring expenses of $4.0 million and $5.5 million, respectively. During the three and six months ended January 1, 2011, the Company incurred restructuring expenses of $2.5 million and $2.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the six months ended December 31, 2011 were as follows:

	Balance July 2, 2011	Six months ended December 31, 2011 charges	Year-to-date Cash settlements	Year-to-date non-cash settlements and other adjustments	Balance December 31, 2011	Three months ended December 31, 2011 charges
CommTest Solutions Business Restructuring Plan (Workforce Reduction)	$—	$1.8	$(0.7)	$—	$1.1	$1.8
CommTest Germantown Tower Restructuring Plan (Lease Costs)	—	0.6	—	—	0.6	0.6
CCOP Fiscal Q1 2012 Plan (Workforce Reduction)	—	1.1	(1.1)	—	—	—
CommTest Sales Rebalancing Restructuring Plan (workforce reduction)	4.5	(0.6)	(3.4)	—	0.5	(0.1)
CommTest Market Rebalancing Restructuring Plan
Workforce Reduction	$3.6	$(0.3)	$(2.6)	$(0.1)	$0.6	$(0.1)
Facilities and Equipment	—	0.6	(0.6)	—	—	0.3
Lease Costs	—	1.1	—	0.1	1.2	0.9
Total CommTest Market Rebalancing Restructuring Plan	$3.6	$1.4	$(3.2)	$—	$1.8	$1.1
CommTest US Manufacturing Outsourcing Restructuring Plan (Lease costs)	1.8	0.1	(0.6)	—	1.3	0.1
CommTest Germany Restructuring Plan (Workforce Reduction)	3.3	0.5	(0.3)	(0.5)	3.0	0.3
Other plans
Workforce Reduction	1.0	—	(0.6)	—	0.4	—
Facilities and Equipment	—	0.8	(0.8)	—	—	0.2
Lease Costs	1.2	(0.2)	(0.4)	—	0.6	—
Total other plans	$2.2	$0.6	$(1.8)	$—	$1.0	$0.2
Total	$15.4	$5.5	$(11.1)	$(0.5)	$9.3	$4.0

Ottawa Lease Exit Costs	5.9	—	(0.6)	(0.2)	5.1	(0.2)

As of December 31, 2011 and July 2, 2011, the Company included the long-term portion of the restructuring liability of $5.2 million and $4.4 million, respectively as “restructuring accrual”, a component under other non-current liabilities, and the short-term portion as “restructuring accrual”, a component under other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to the Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

obligations, net of sublease income is $5.1 million and $5.9 million as of December 31, 2011 and July 2, 2011 respectively. The Company included the long-term portion of the contract obligations of $4.2 million and $5.0 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

CommTest Solutions Business Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to re-organize the Customer Experience Management business of CommTest to improve business efficiencies with greater focus on the mobility and video software test business, as well as the CommTest global operations to move to a full outsourcing model with initiative to lower cost.  As a result, a restructuring charge of $1.8 million was recorded towards severance and employee benefits for approximately 65 employees in manufacturing, research and development and selling, general and administrative functions. As of December 31, 2011, 18 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2012.

CommTest Germantown Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by CommTest. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of December 31, 2011 was $0.6 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

CCOP Fiscal Q1 2012 Plan

During the first quarter of fiscal 2012, management approved a plan to restructure certain CCOP segment functions and responsibilities to drive efficiency and segment profitability in light of current economic conditions. 40 employees in research and development and selling, general and administrative functions were affected by the plan. As of December 31, 2011, all the employees under the plan have been terminated. The employees affected were located in North America and Asia. Payments related to severance and benefits were paid by October 2011.

CommTest Sales Rebalancing Restructuring Plan

During the fourth quarter of fiscal 2011, management approved a plan to re-organize the sales organization and one of the product portfolios in the CommTest segment to focus efforts on higher growth technologies and regions. This re-organization was designed to improve the effectiveness of the segment’s sales organization and re-align the research and development projects towards the overall growth strategy of the segment. Approximately 91 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of December 31, 2011, 82 employees have been terminated. The employees being affected are located in North America, Latin America, Europe and Asia. During the three and six months ended December 31, 2011, the Company adjusted down the accrual for $0.1 million and $0.6 million, respectively, that did not materialize due to management’s decision to re-locate employees and realize co-location efficiencies.  Payments related to remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2012.

CommTest Market Rebalancing Restructuring Plan

During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This will result in termination of employment, exit of three facilities and manufacturing transfer cost. Approximately 128 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of December 31, 2011, 122 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2012. The company exited the remaining two facilities under the plan during the current quarter. The fair value of the remaining contractual obligations, net of sublease income as of December 31, 2011 was $1.2 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

CommTest US Manufacturing Outsourcing Restructuring Plan

During fiscal 2010, the Company exited facilities in the states of Maryland and Indiana as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income as of December 31, 2011 was $1.3 million. Payments related to the lease costs are expected to be paid by the end

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

of the second quarter of fiscal 2015 for its facilities in the state of Indiana. Payments related the lease costs for its facilities in the state of Maryland were paid out as of December 31, 2011.

CommTest Germany Restructuring Plan

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of December 31, 2011, 57 employees have been terminated. Payments related to severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

Other plans

Other plans account for a minor portion of total restructuring accrual, with minimal or no revisions recorded.

Note 12. Income Tax

The Company recorded an income tax expense of $3.0 million and $6.4 million for the three and six months ended December 31, 2011, respectively.  The Company recorded an income tax expense of $5.2 million and $3.1 million for the three and six months ended January 1, 2011, respectively.

The income tax expense recorded for the three and six months ended December 31, 2011, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations. The income tax expense recorded for the three months and six months ended January 1, 2011, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year in those locations. The income tax expense for the three and six months ended January 1, 2011 includes the recognition of $0.7 and $5.2 million respectively of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of December 31, 2011 and July 2, 2011, the Company’s unrecognized tax benefits totaled $60.6 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $22.3 million accrued for the payment of interest and penalties at December 31, 2011.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 31, 2011 and January 1, 2011 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Cost of sales	$1.5	$1.1	$3.3	$2.4
Research and development	3.1	2.1	5.7	3.9
Selling, general and administrative	7.9	6.8	15.1	12.7
	$12.5	$10.0	$24.1	$19.0

Approximately $2.2 million of stock-based compensation was capitalized as inventory at December 31, 2011.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of December 31, 2011, $9.8 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.2 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) provides eligible employees with the opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6 month look-back period.

As of December 31, 2011, $0.2 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2012.

Full Value Awards

“Full Value Awards” refer to Restricted Stock Units (“RSUs”) and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of both and expected to vest over one year to four years. The fair value of the time based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

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

In the second quarter of fiscal 2012, the Company granted 0.3 million RSUs.  The RSUs have a weighted average grant date fair value of $11.20 per share.  The majority of these RSUs vest over four years, with 25% vesting each year for four years.

As of December 31, 2011, $68.6 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Six Months Ended		Six Months Ended
	December 31, 2011(1)	January 1, 2011	December 31, 2011	January 1, 2011
Expected term (in years)	N/A	4.8	0.5	0.5
Expected volatility	N/A	58.5%	44.1%	51.7%
Risk-free interest rate	N/A	1.4%	0.2%	0.2%

(1)   There were no stock options granted during the six months ended December 31, 2011.

The fair value of stock options with market conditions are estimated on the dates of grant using the Lattice valuation model.

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company is also responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

during fiscal 2010 in connection with an acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of December 31, 2011 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2012, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.3	1.2	2.7	2.5
Expected return on plan assets	(0.3)	(0.3)	(0.7)	(0.6)
Recognized net actuarial (gains)/losses	(0.1)	—	(0.2)	—
Net periodic benefit cost	$1.0	$1.0	$2.0	$2.1

Underlying assumptions for both the calculation of the projected benefit obligation and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.5 million related to its defined benefit pension plans during fiscal 2012 to make current benefit payments and fund future obligations. As of December 31, 2011, approximately $2.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2011.

Note 15. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

As of December 31, 2011, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011		December 31, 2011	July 2, 2011
Sales:					Receivables:
KLA–Tencor	$1.8	$1.7	$3.9	$2.7	KLA–Tencor	$0.7	$0.7

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $34.2 million, plus interest and penalties.

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The Company accrued $7.4 million, which includes the arbitration award plus interest, in accordance with authoritative guidance on contingencies during the quarter ended October 1, 2011, and recorded an additional $0.2 million towards interest during the quarter ended December 31, 2011. Litigation related to the decision is ongoing in the Western District of Pennsylvania and the Company will continue to litigate this matter in an effort to have the award set aside.  The accrual for the three months and six months ended December 31, 2011 is included as a component of selling, general and administrative expense and included as a component of accrued expenses in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 31, 2011 and July 2, 2011.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011
Balance as of beginning of period	$7.6	$7.4	$7.9	$7.3
Provision for warranty	2.2	1.3	4.8	3.5
Utilization of reserve	(2.3)	(1.1)	(5.2)	(3.2)
Balance as of end of period	$7.5	$7.6	$7.5	$7.6

Financing Obligations — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

Eningen

On December 16, 2011, the Company executed and closed the sale and leaseback transaction of certain buildings and land in Eningen, Germany. The Company sold approximately 394,217 square feet of land, nine buildings with approximately 386,132 rentable square feet, and parking areas. The Company leased back approximately 158,154 rentable square feet comprised of two buildings and a portion of a basement of another building (the “Leased Premises”). The lease term is 10 years with the right to cancel a certain portion of the lease after 5 years. The gross cash proceeds received from the transaction were approximately €7.1 million.

Concurrent with the sale and lease back, the Company has provided the following as collateral in case of a default by the Company relative to future lease payments for the Leased Premises:

•                  a surety bond in the amount of €3.0 million for a 5 year term which will be renewed at the end of the fifth year for an additional five year term.

•                  a letter of credit of approximately €1.0 million. This letter of credit will expire at the beginning of the sixth year when the surety bond is renewed for the final five year term.

•                  a Company guaranty of an amount not to exceed €1.0 million.

Upon execution and close of the sale and lease-back transaction, the Company is consolidating from four currently-occupied buildings into the Leased Premises. The consolidation is expected to be completed before the end of the fiscal quarter ending March 31, 2012.

Due to the continuing involvement as described above, the related portion of the cash proceeds and transaction costs associated with the Leased Premises and other buildings which the Company continues to occupy was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate. Accordingly, the carrying value of these buildings and associated land will remain on the Company’s books and the buildings will continue to be depreciated over their remaining useful lives. The portion of the proceeds received have been recorded as a financing obligation, a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back and currently being occupied is recorded as a reduction in the financing obligation.

The Company plans to exit one of the buildings, which it currently occupies but is not leasing back, by the end of the fiscal quarter ending March 31, 2012. Upon exit, the Company will no longer have any form of continuing involvement for the aforementioned building and associated land. The Company will then accordingly remove the carrying value of the building, the associated land and the financing liability. The Company will continue to capitalize the carrying value of the whole building and associated land for which it leases back a portion of the basement until the end of lease period due to the collateral provided for the Leased Premises as discussed above.

During the three months ended December 31, 2011, the Company has recognized a loss, net of transaction costs, of $0.2 million on sale of remaining five buildings and associated land on which there is no form of continuing involvement.

As of December 31, 2011, of the total financing obligation related to the Eningen transaction, $2.4 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The Company has an ongoing obligation to remediate environmental matters, impacting the entire site, as required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate.

Accordingly, the value of the buildings and land will remain on the Company’s books and the buildings will continue to be depreciated over their remaining useful lives. The proceeds received have been recorded as a financing obligation, a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back is recorded as a reduction in the financing obligation.

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.1 million which was included in Other non-current liabilities as of December 31, 2011.

As of December 31, 2011, of the total financing obligation of $29.8 million related to Santa Rosa, $29.0 million was included in Other non-current liabilities.  As of July 2, 2011, of the total financing obligation of $30.2 million related to Santa Rosa, $29.4 million was included in Other non-current liabilities.

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

During the three and six months ended December 31, 2011, the Company recorded amortization expense of $0.9 million and $1.8 million in each period, respectively. During the three and six months ended January 1, 2011, the Company recorded amortization expense of $0.6 million and $1.1 million in each period, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future Minimum Financing Payments — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

As of December 31, 2011, future minimum financing payments of the perpetual software licenses and financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2012	$5.2
2013	4.8
2014	4.6
2015	2.7
2016	2.8
Thereafter	30.9
Total	$51.0

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

(iii) Advanced Optical Technologies (“AOT”) Business Segment:

The AOT segment provides innovative optical solutions for security and brand-differentiation applications and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include natural user interface, 3D effects, computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. AOT also provides multilayer product-security solutions for a number of markets. These solutions

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

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

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2011	January 1, 2011	December 31, 2011	January 1, 2011

Net revenue:
Communications Test and Measurement	$196.2	$231.4	$381.4	$414.2
Communications and Commercial Optical Products	163.2	191.1	343.5	359.1
Advanced Optical Technologies	53.7	54.7	109.3	115.2
Deferred revenue related to purchase accounting adjustment	(0.3)	(3.7)	(0.6)	(9.8)
Net revenue	$412.8	$473.5	$833.6	$878.7

Operating income (loss):
Communications Test and Measurement	$28.0	$44.8	$52.1	$66.4
Communications and Commercial Optical Products	16.6	34.0	42.2	58.2
Advanced Optical Technologies	16.5	17.7	33.9	39.8
Corporate	(21.6)	(23.4)	(42.6)	(46.9)
Total segment operating income	39.5	73.1	85.6	117.5
Unallocated amounts:
Stock-based compensation	(12.5)	(10.0)	(24.1)	(19.0)
Acquisition-related charges and amortization of intangibles	(22.9)	(25.9)	(44.4)	(54.7)
Loss on disposal of long-lived assets	(0.2)	—	(0.7)	—
Restructuring and related charges	(4.0)	(2.5)	(5.5)	(2.8)
Realignment and other charges	(1.5)	(1.1)	(9.3)	(6.6)
Interest and other income	0.9	1.5	0.8	1.8
Interest expense	(6.6)	(6.4)	(13.2)	(12.7)
Gain on sale of investments	0.1	0.1	1.2	3.3
Income (loss) from continuing operations before income taxes	$(7.2)	$28.8	$(9.6)	$26.8

Note 18. Subsequent Events

Revolving Credit Facility

On January 20, 2012, the Company entered into an agreement (the “Credit Agreement”) for a five-year $250.0 million revolving credit facility that matures in January 2017.  At the Company’s option, the principal amount available under the facility may be increased by up to an additional $100 million.  Borrowings under the credit facility bear an annual interest rate, at the Company’s option, equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin for base rate loans, which ranges between 0.75% and 2.00%, based on the Company’s leverage ratio or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for eurocurrency loans, which ranges between 1.75% and 3.00%, based on the Company’s leverage ratio.  The Company is required to pay a commitment fee on the unutilized portion of the facility of between 0.25% and 0.50%, based on the Company’s leverage ratio.

Obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company (“the Guarantors”).  The Company’s obligations under the Credit Agreement have been secured by a pledge of substantially all assets of the Company and the Guarantors (subject to certain exclusions), full pledges of equity interests in certain domestic subsidiaries and partial

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

pledges of equity interests in certain foreign subsidiaries. The Company has also agreed to maintain at least $200 million of cash and permitted investments in accounts which are subject to a control agreement.

The credit facility contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, including financial covenants related to the Company’s liquidity and leverage ratios.  A detailed description of the terms and conditions of the credit facility is contained in the Current Report on Form 8-K that the Company filed with the SEC on January 26, 2012.

Acquisition of Dyaptive Systems Inc

On January 4, 2012 (“Closing Date”), the Company completed the acquisition of Dyaptive Systems Inc (“Dyaptive”) based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 15.0 million in cash, including a holdback payment of approximately CAD 2.1 million which is due on December 14, 2012.

Dyaptive is a supplier of wireless laboratory test tools for base station and network load simulators. By acquiring Dyaptive, the Company expects to strengthen its laboratory product portfolio and to offer field service and production test tools that are complementary to its current products. After the Closing Date, Dyaptive was integrated in the Company’s Communications Test and Measurement segment.

Due to the timing of the closing, the Company has not completed the purchase accounting for this transaction as of February 07, 2012, the date the financial statements were issued.

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

• our plans or expectations relating to investments, acquisitions, partnerships and other strategic opportunities;

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

JDSU CommTest solutions accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle including research and development, production, deployment, and service assurance. JDSU enables the effective management of services, such as Voice over Internet Protocol (VoIP), 4G/LTE and Internet Protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

JDSU test solutions address lab and production (capacity expansion, 40G/100G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), and service assurance (quality of experience) for Ethernet and IP services over cable, wireless, and fixed/telecom networks. JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

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

Today’s most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for Optical Communications products includes Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor. Customers for Photovoltaic Products include Amplifier Research, Beijing Bosin Industrial Technology, ETS-Lindgren, and Siemens.

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

The AOT business segment serves customers such as 3M, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31,	January 1,		Percentage	December 31,	January 1,		Percentage
	2011	2011	Change	Change	2011	2011	Change	Change
Segment Net Revenue:
CommTest	$195.9	$227.7	$(31.8)		$380.8	$404.4	$(23.6)
CCOP	163.2	191.1	(27.9)		343.5	359.1	(15.6)
AOT	53.7	54.7	(1.0)		109.3	115.2	(5.9)
Net revenue	$412.8	$473.5	$(60.7)	(12.8)%	$833.6	$878.7	$(45.1)	(5.1)%

Gross profit	$175.0	$213.8	$(38.8)	(18.1)%	$357.6	$387.1	$(29.5)	(7.6)%
Gross margins	42.4%	45.2%			42.9%	44.1%

Research and development	59.4	60.2	(0.8)	(1.3)%	119.2	116.6	2.6	2.2%
Percentage of net revenue	14.4%	12.7%			14.3%	13.3%

Selling, general and administrative	106.0	109.5	(3.5)	(3.2)%	217.2	216.7	0.5	0.2%
Percentage of net revenue	25.7%	23.1%			26.1%	24.7%

Amortization of acquired technologies	15.4	14.1	1.3	9.2%	29.7	28.2	1.5	5.3%
Percentage of net revenue	3.7%	3.0%			3.6%	3.2%

Amortization of other intangibles	7.2	8.0	(0.8)	(10.0)%	14.1	16.6	(2.5)	(15.1)%
Percentage of net revenue	1.7%	1.7%			1.7%	1.9%

Restructuring and related charges	4.0	2.5	1.5	60.0%	5.5	2.8	2.7	96.4%
Percentage of net revenue	1.0%	0.5%			0.7%	0.3%

Net Revenue

Net revenue during the three months ended December 31, 2011 decreased $60.7 million, or 12.8%, to $412.8 million from $473.5 million during the same period a year ago. Net revenue during the six months ended December 31, 2011 decreased $45.1 million, or 5.1%, to $833.6 million from $878.7 million during the same period a year ago. For both the three and six month periods, the decrease was primarily due to a decline in volume in our CommTest and CCOP segments. The decrease in revenue in our CommTest segment was primarily the result of uncertainty in the macro-economic environment which reduced carriers’ spending in Europe and North America, partially offset by growth in Latin America. The decrease in revenue in our CCOP segment was driven by a decline in volume of Circuit Packs, Commercial Diode Lasers, and ROADMs product lines, primarily as a result of flooding in Thailand which temporarily suspended operations of Fabrinet, one of CCOP’s primary manufacturing partners, during the second fiscal quarter of 2012 and due to reduced demand for gesture recognition products compared to the same periods a year ago when the product category was successfully launched. The decrease in revenue in our AOT segment was primarily due to reduced demand for our gesture recognition products, as compared to the same periods a year ago, when the product category was successfully launched. This decrease was partially offset by increases in currency products of our AOT segment.

During the three months ended December 31, 2011, one of our primary CCOP segment manufacturing partners, Fabrinet, experienced significant flooding which resulted in suspension of operations for a portion of the quarter.  Manufacturing operations at

Fabrinet’s Thailand site supporting our CCOP segment returned to full production capacity late in the quarter. This impact on net revenue as a result of the flooding was approximately $15 million to our CCOP segment for the quarter ending December 31, 2011.

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

We operate primarily in three geographic regions: Americas, EMEA (Europe, the Middle East and Africa) and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended		Six Months Ended
	December 31,	January 1,	December 31,	January 1,
Net revenue:	2011	2011	2011	2011
Americas	$208.3	$240.2	$420.4	$440.5
EMEA	100.7	121.5	201.7	225.7
Asia-Pacific	103.8	111.8	211.5	212.5
Total net revenue	$412.8	$473.5	$833.6	$878.7

Net revenue was assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended December 31, 2011 and January 1, 2011 included net revenue from the United States of $161.0 million and $194.8 million, respectively. Net revenue from customers in the Americas during the six months ended December 31, 2011 and January 1, 2011 included net revenue from the United States of $334.5 million and $353.1 million, respectively.

Net revenue from customers outside the Americas during the three months ended December 31, 2011 and January 1, 2011 represented 49.5% and 49.3% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 31, 2011 and January 1, 2011, represented 50.0% and 49.9% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin in the three months ended December 31, 2011, decreased 2.8 percentage points to 42.4% from 45.2% compared to the same period a year ago. Gross margin in the six months ended December 31, 2011, decreased 1.2 percentage points to 42.9% from 44.1% compared to the same period a year ago. For both the three and six month periods, the decrease in gross margin was primarily due to a decline in revenue in our CommTest and CCOP segments, matched with an increase in amortization of acquired technologies and stock based compensation expense as compared to the same periods a year ago. Gross margin in our CommTest segment declined as a result of uncertainty in the macro-economic environment which reduced carriers’ spending in Europe and North America, paired with unfavorable product mix. The decline in gross margin in our CCOP segment was primarily due to higher production variances as a result of flooding in Thailand which temporarily suspended the operations of Fabrinet, one of CCOP’s primary manufacturing partners, and due to unfavorable laser product mix. Gross margin in our AOT segment declined slightly due to unfavorable manufacturing variances for both the three and six month periods, paired with reduced revenues during the six month period.

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

Research and Development (“R&D”)

R&D expense for the three months ended December 31, 2011 decreased $0.8 million, or 1.3%, to $59.4 million from $60.2 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 14.4% compared to 12.7% in the same period a year ago. The dollar decrease in R&D expense was primarily due to decreased variable incentive pay due to a decline in operating performance, partially offset by increased investment in developing new product platforms to drive future growth.

R&D expense for the six months ended December 31, 2011 increased $2.6 million, or 2.2%, to $119.2 million from $116.6 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 14.3% compared to 13.3% in the same period a year ago. The dollar increase in R&D expense was primarily due to increased investment in developing new product platforms to drive future growth, partially offset by decreased variable incentive pay due to a decline in operating performance.

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

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended December 31, 2011 decreased $3.5 million, or 3.2%, to $106.0 million from $109.5 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense increased to 25.7% compared to 23.1% in the same period a year ago. The dollar decrease in SG&A expense was primarily due to decreased variable incentive pay due to a decline in operating performance and lower sales commissions due to decreased revenues, partially offset by increased stock based compensation.

SG&A expense for the six months ended December 31, 2011 increased $0.5 million, or 0.2%, to $217.2 million from $216.7 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense increased to 26.1% compared to 24.7% in the same period a year ago. The dollar increase in SG&A expense was primarily due to expenses related to a litigated matter in the first quarter of fiscal 2012 and increased stock based compensation, partially offset by decreased variable incentive pay due to a decline in operating performance and lower sales commissions due to decreased revenues.

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

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to the market conditions. We estimate annual cost savings of approximately $33.2 million as a result of the restructuring activities initiated in fiscal 2011 and the six months ended December 31, 2011. See “Note 11. Restructuring and Related Charges” for more detail.

As of December 31, 2011, our total restructuring accrual was $9.3 million.  During the three and six months ended December 31, 2011, we incurred restructuring expenses of $4.0 million and $5.5 million, respectively.  During the three and six months ended January 1, 2011, we incurred restructuring expenses of $2.5 million and $2.8 million, respectively.

During the second quarter of fiscal 2012, we recorded $4.0 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily a result of the following:

•                  We approved a plan to re-organize the Customer Experience Management (CEM) business of CommTest to improve business efficiencies with greater focus on the mobility and video software test business, as well as the CommTest global operations to move to a full outsourcing model with initiative to lower costs.  As a result, a restructuring charge of $1.8 million was recorded towards severance and employee benefits for approximately 65 employees in manufacturing, research and development and selling, general and administrative functions. As of December 31, 2011, 18 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of fourth quarter of fiscal 2012.

•                  We approved a plan in the current quarter to consolidate workspace in Germantown, Maryland, primarily used by CommTest, and exited the workspace during the quarter. We accrued $0.6 million exit costs in accordance with authoritative guidance related to lease and contract terminations.

•                  In the current quarter, we exited all the facilities under the CommTest Market Rebalancing Restructuring Plan approved by the management in the third quarter of fiscal 2011. We accrued $0.9 million exit costs in accordance with authoritative guidance related to lease and contract terminations.

During the second quarter of fiscal 2011, we recorded $2.5 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and consist primarily of the following: (i) $0.4 million for severance and benefits primarily in the CommTest segment and primarily relates to the continued implementation of the CommTest Germany Restructuring Pan; (ii) $0.9 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites in U.S. or to contract manufacturers, and the reduction in force of our manufacturing support organization across all sites; and (iii) $1.2 million primarily due to additional lease exit cost based on current market conditions in the CCOP segment which was the result of our continued efforts to reduce and/or consolidate manufacturing locations.

During the six months ended December 31, 2011, we recorded $5.5 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans and are primarily of the following: (i) $2.5 million consisting of $3.4 million severance and benefits primarily towards the Commtest Solutions Business Restructuring Plan announced in current quarter, CCOP segment restructuring plan announced in the first quarter of fiscal 2012, and continued implementation of the CommTest Germany Restructuring Plan, offset by a benefit of  $0.9 million arising primarily to adjust the accrual for restructuring plans announced in the third and fourth quarters of fiscal 2011 in the CommTest segment that did not materialize due to managements decision to re-locate employees and realize co-location efficiencies; (ii) $1.4 million for manufacturing transfer costs in the Commtest and AOT segment which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; (iii)  $1.7 million lease exit costs from exiting three of the facilities under the CommTest Market Rebalancing Plan announced in the third quarter of fiscal 2011 and the CommTest workspace in Germantown, Maryland.

During the six months ended January 1, 2011, we recorded $2.8 million in restructuring and related charges. The charges are primarily of the following: (i) $0.6 million for severance and benefits primarily towards the continued implementation of the CommTest Germany Restructuring Plan; (ii) $1.7 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the US, the transfer of certain production processes into existing sites in U.S. or to contract manufacturers, and the reduction in force of our manufacturing support organization across all sites; and (iii) $0.5 million primarily due to additional lease exit costs of $1.2 million in the CCOP segment, offset by a benefit of $0.7 million to adjust the accrual for previously restructured leases in the CommTest segment. The costs incurred were the result of our continued efforts to reduce and/or consolidate manufacturing locations.

Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $4.2 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

During the three months ended December 31, 2011, interest and other income (expense), net decreased $0.6 million to income of $0.9 million from income of $1.5 million during the same period a year ago.

During the six months ended December 31, 2011, interest and other income (expense), net decreased $1.0 million to income of $0.8 million from income of $1.8 million during the same period a year ago.

Interest Expense

During the three months ended December 31, 2011, interest expense increased $0.2 million to $6.6 million from $6.4 million during the same period a year ago. The increase was primarily due to an increase in amortized debt discount cost.

During the six months ended December 31, 2011, interest expense increased $0.5 million to $13.2 million from $12.7 million during the same period a year ago. The increase was primarily due to an increase in amortized debt discount cost.

Provision for Income Tax

We recorded an income tax expense of $3.0 million and $6.4 million for the three months and six months ended December 31, 2011, respectively. We recorded an income tax expense of $5.2 million and $3.1 million for the three and six months ended January 1, 2011, respectively.

The income tax expense recorded for the three and six months ended December 31, 2011, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations. The income tax expense recorded for the three and six months ended January 1, 2011, primarily relates to income tax in certain foreign and state jurisdictions based our forecasted pre-tax income for the respective year in those locations. The income tax expense for the three and six months ended January 1, 2011 includes the recognition of $0.7 and $5.2 million respectively of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

As of December 31, 2011 and July 2, 2011 our unrecognized tax benefits totaled $60.6 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $22.3 million accrued for the payment of interest and penalties at December 31, 2011.

Operating Segment Information (in millions)

	Three Months Ended				Six Months Ended
	December 31,	January 1,		Percentage	December 31,	January 1,		Percentage
	2011	2011	Change	Change	2011	2011	Change	Change
CommTest
Net revenue	$195.9	$227.7	$(31.8)	(14.0)%	$380.8	$404.4	$(23.6)	(5.8)%
Operating income	28.0	44.8	(16.8)	(37.5)%	52.1	66.4	(14.3)	(21.5)%

CCOP
Net revenue	163.2	191.1	(27.9)	(14.6)%	343.5	359.1	(15.6)	(4.3)%
Operating income	16.6	34.0	(17.4)	(51.2)%	42.2	58.2	(16.0)	(27.5)%

AOT
Net revenue	53.7	54.7	(1.0)	(1.8)%	109.3	115.2	(5.9)	(5.1)%
Operating income	16.5	17.7	(1.2)	(6.8)%	33.9	39.8	(5.9)	(14.8)%

The decrease in operating income for the CommTest segment during the three and six months ended December 31, 2011 compared to the same periods a year ago, was due to a decline in sales as a result of uncertainty in the macro-economic environment which reduced carriers’ spending in Europe and North America, paired with unfavorable product mix.

The decrease in operating income for the CCOP segment during the three and six months ended December 31, 2011 compared to the same periods a year ago, was due to lower revenue in both the optical communications and laser product portfolios, higher production variances as a result of flooding in Thailand which temporarily suspended operations of Fabrinet, one of CCOP’s primary manufacturing partners, and an increase in R&D operating expense.

The decrease in operating income for the AOT segment during the three and six months ended December 31, 2011 compared to the same periods a year ago, was due to unfavorable manufacturing variances and higher operating expenses in both the three and six month periods, paired with reduced revenue specific to the six month period.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion.  No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity.  We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 31, 2011 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of December 31, 2011, approximately 84.1% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of December 31, 2011, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality.  Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended December 31, 2011, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets.  In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of December 31, 2011, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $755.6 million, an increase of $26.9 million from July 2, 2011. Cash and cash equivalents increased by $19.8 million in the six months ended December 31, 2011, primarily due to cash generated by operating activities of $68.6 million and financing activities of $6.3 million, offset by $40.8 million used for the purchases of property, plant and equipment, net cash outflows of $9.7 million used for the purchase of available-for-sale investments and $3.7 million used for the acquisition of QuantaSol.

During the six months ended December 31, 2011, cash provided by operating activities was $68.6 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $98.8 million, and changes in operating assets and liabilities that used $30.2 million related primarily to a decrease in accounts payable of $21.8 million, an increase in inventories of $19.6 million, a decrease in accrued payroll and related expenses of $13.0 million, a decrease in deferred revenue of $9.6 million, and an increase in other current and non-current assets of $6.7 million, offset by a decrease in accounts receivable of $38.8 million primarily driven by seasonality of our collection activities.

During the six months ended January 1, 2011, cash provided by operating activities was $96.4 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $127.4 million, and changes in operating assets and liabilities that used $31.0 million related primarily to an increase in accounts receivable of $63.7 million due to a significant increase of revenue in the last month of the fiscal quarter and an increase in inventories of $16.6 million, offset by an increase in deferred revenue of $27.0 million, an increase in accrued payroll and related expenses of $13.4 million, and an increase in accounts payable of $7.4 million due to increased inventory level as a result of business growth.

During the six months ended December 31, 2011 cash used for investing activities was $50.3 million, primarily related to cash used for the purchase of property, plant and equipment of $40.8 million, net cash outflows used for the purchase of available-for-sale investments of $9.7 million, and cash used for the acquisition of QuantaSol of $3.7 million, offset by proceeds from the sale of assets of $2.1 million primarily from the Eningen transaction. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities across all three segments, investments were made during the six months ended December 31, 2011 to increase manufacturing capacity in Asia and the U.S., to set up and  improve facilities, and to upgrade information technology systems.

Investing activities for six months ended January 1, 2011 used $36.2 million, primarily related to cash used for the purchase of property, plant and equipment of $51.6 million offset by the net proceeds from sales and maturities of investments of $15.1 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during the six months ended January 1, 2011 to increase our manufacturing capacity in Asia and the U.S., to set up and/or improve facilities and purchase equipment to support our newly-acquired NSD business, and to upgrade our information technology systems and initiatives.

During the six months ended December 31, 2011, cash provided by financing activities was $6.3 million, related to proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $7.0 million and proceeds from financing obligation of $6.9 million related to the Eningen transaction, offset by payments made on financing obligations of $7.6 million.

During the six months ended January 1, 2011, cash provided by financing activities was $4.7 million, primarily related to proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $8.7 million, offset by payments made on financing obligations of $3.8 million.

We believe that our existing cash balances, investments and availability under our revolving credit facility (refer to “Note 18. Subsequent Events” for more details on the revolving credit facility), will be sufficient to meet our liquidity and capital spending requirements at least through the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

•                  potential funding of pension liability either voluntarily or as required by law or regulation; and

•                  compliance with covenants and other terms and conditions related to our financing arrangements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in “Note 16. Commitments and Contingencies.”

Employee Stock-based Benefit Plans

Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. See “Note 13. Stock-Based Compensation” for more detail.

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At December 31, 2011, our pension plans were under funded by $76.7 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $0.9 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of December 31, 2011, the value of plan assets had increased approximately 1.2% since July 2, 2011, our most recent fiscal year end.

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

The following table provides information about our foreign currency forward contracts outstanding as of December 31, 2011.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	23.4	$22.8
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	266.5	42.0
British Pound (contracts to buy GBP / sell USD)	GBP	0.3	0.5
Euro (contracts to buy EUR / sell USD)	EUR	18.3	23.7
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD	120.8	15.5
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	46.6	35.9
Mexican Peso (contracts to buy MXN / sell USD)	MXN	33.9	2.4
Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.0	5.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	5.9	3.1
Japanese Yen (contracts to buy JPY / sell USD)	JPY	27.5	0.4

Total USD notional amount of outstanding foreign exchange contracts			$152.2

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 31, 2011.

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

Long-Term Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls.  Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.  Based on quoted market prices, as of December 31, 2011 and July 2, 2011, the fair market values of the 1% Senior Convertible Notes were $321.8 million and $332.1 million, respectively. For additional information, see “Note 10. Convertible Debt and Letters of Credit”.

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

Internal Control Over Financial Reporting:  Except as described below, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has an ongoing initiative to upgrade its enterprise resource planning (ERP) system in certain sites across the world to improve operational efficiency and effectiveness. The upgrade was implemented in certain sites in EMEA during the second quarter of fiscal 2012, and the Company intends to implement the remaining stages of the upgrade by the end of the current fiscal year ending June 30, 2012. Management believes that necessary procedures are in place to maintain effective internal control over financial reporting during the upgrade process.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

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

Date: February 7, 2012