Form 10-Q
period 2012-03-31
JDS UNIPHASE CORP /CA/
filed 2012-05-08
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 28, 2011, the Registrant had 231,518,972 shares of common stock outstanding, including 3,979,389 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Net revenue	$409.2	$454.0	$1,242.8	$1,332.7
Cost of sales	225.4	240.0	671.7	703.4
Amortization of acquired technologies	14.1	14.3	43.8	42.5
Gross profit	169.7	199.7	527.3	586.8
Operating expenses:
Research and development	62.5	60.6	181.7	177.2
Selling, general and administrative	105.3	110.9	322.5	327.6
Amortization of other intangibles	7.5	8.0	21.6	24.6
Restructuring and related charges	2.0	7.6	7.5	10.4
Total operating expenses	177.3	187.1	533.3	539.8
(Loss) income from operations	(7.6)	12.6	(6.0)	47.0
Interest and other income (expense), net	0.1	—	0.9	1.8
Interest expense	(6.9)	(6.2)	(20.1)	(18.9)
Gain on sale of investments	0.1	0.1	1.3	3.4
(Loss) income before income taxes	(14.3)	6.5	(23.9)	33.3
Provision for (benefit from) income taxes	3.1	(32.1)	9.5	(29.0)
Net (loss) income	$(17.4)	$38.6	$(33.4)	$62.3

Net (loss) income per share from:
Basic	$(0.08)	$0.17	$(0.15)	$0.28
Diluted	$(0.08)	$0.16	$(0.15)	$0.27

Shares used in per share calculation:
Basic	230.6	225.6	229.5	223.4
Diluted	230.6	235.4	229.5	231.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 31,	July 2,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$414.0	$395.4
Short-term investments	303.2	297.4
Restricted cash	32.6	35.9
Accounts receivable, net (Note 6)	300.1	334.0
Inventories, net	192.1	171.2
Prepayments and other current assets	74.2	70.2
Total current assets	1,316.2	1,304.1
Property, plant and equipment, net	259.1	248.9
Goodwill	69.1	67.4
Intangibles, net	220.9	275.4
Long-term investments	1.3	2.9
Other non-current assets	53.4	52.0
Total assets	$1,920.0	$1,950.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127.7	$145.4
Accrued payroll and related expenses	56.6	76.7
Income taxes payable	20.8	21.5
Deferred revenue	88.0	83.5
Accrued expenses	50.1	50.5
Other current liabilities	33.9	41.0
Total current liabilities	377.1	418.6
Long-term debt	300.8	285.8
Other non-current liabilities	170.9	180.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at March 31, 2012 and July 2, 2011, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 231 million shares at March 31, 2012 and 228 million shares at July 2, 2011, issued and outstanding	0.2	0.2
Additional paid-in capital	69,685.9	69,641.4
Accumulated deficit	(68,642.4)	(68,609.0)
Accumulated other comprehensive income	27.5	32.8
Total stockholders’ equity	1,071.2	1,065.4
Total liabilities and stockholders’ equity	$1,920.0	$1,950.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 31,	April 2,
	2012	2011
OPERATING ACTIVITIES:
Net (loss) income	$(33.4)	$62.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	52.6	47.5
Asset retirement obligations and deferred rent expenses	(0.1)	0.6
Amortization expense of acquired technologies and other intangibles	65.4	67.1
Stock-based compensation	37.5	29.9
Amortization of debt issuance costs and debt discount	15.6	14.6
Net amortization of discount and premium on investments	2.9	2.7
Gain on sale of investments and assets, net	(0.4)	(3.1)
Impairment of investments	0.3	0.2
Allowance for doubtful accounts and sales returns	1.2	0.6
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	28.6	(54.9)
Inventories	(22.9)	(32.4)
Other current and non-current assets	(6.5)	(17.6)
Accounts payable	(19.0)	14.9
Income taxes payable	(0.7)	(4.6)
Deferred revenue, current and non-current	2.4	54.5
Accrued payroll and related expenses	(36.9)	(11.9)
Accrued expenses and other current and non-current liabilities	(4.8)	(21.1)
Net cash provided by operating activities	81.8	149.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(333.1)	(251.0)
Maturities and sales of investments	324.9	220.1
Changes in restricted cash	2.1	(2.0)
Acquisition of business, net of cash acquired	(12.5)	—
Acquisition of property and equipment	(56.9)	(85.8)
Proceeds from sale of assets, net of selling costs	2.1	0.7
Net cash used in investing activities	(73.4)	(118.0)

FINANCING ACTIVITIES:
Redemption of convertible debt	—	(0.2)
Proceeds from financing obligations	6.9	—
Payment of financing obligations	(9.7)	(5.7)
Payment of debt issuance costs	(1.6)	—
Issuance of stock pursuant to employee stock plans	17.5	36.7
Net cash provided by financing activities	13.1	30.8

Effect of exchange rate changes on cash and cash equivalents	(2.9)	5.5
Increase in cash and cash equivalents	18.6	67.6
Cash and cash equivalents at beginning of period	395.4	340.2
Cash and cash equivalents at end of period	$414.0	$407.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for the Company (or “JDSU”) as of March 31, 2012 and for the three and nine months ended March 31, 2012 and April 2, 2011 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2011.

The balance sheet as of July 2, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2012 and April 2, 2011 may not be indicative of results for the year ending June 30, 2012 or any future periods.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Numerator:
Net (loss) income	$(17.4)	$38.6	$(33.4)	$62.3

Denominator:
Weighted-average number of common shares outstanding
Basic	230.6	225.6	229.5	223.4
Effect of dilutive securities from stock-based benefit plans	—	9.8	—	7.7
Diluted	230.6	235.4	229.5	231.1

Net (loss) income per share:
Basic	$(0.08)	$0.17	$(0.15)	$0.28
Diluted	$(0.08)	$0.16	$(0.15)	$0.27

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Stock options and ESPP	9.7	1.5	10.3	4.5
Restricted shares and stock units	7.7	—	7.8	—
Total potentially dilutive securities	17.4	1.5	18.1	4.5

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

At March 31, 2012 and July 2, 2011, balances for the components of accumulated other comprehensive income were as follows (in millions):

	March 31,	July 2,
	2012	2011
Unrealized losses on available-for-sale investments, net of tax	$(2.7)	$(1.6)
Foreign currency translation gains	16.2	20.0
Defined benefit obligation, net of tax	14.0	14.4
Accumulated other comprehensive income	$27.5	$32.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Net (loss) income	$(17.4)	$38.6	$(33.4)	$62.3
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	0.5	0.3	(1.1)	(2.6)
Net change in cumulative translation adjustment	2.4	4.3	(3.9)	8.6
Net change in defined benefit obligation, net of tax	—	—	(0.4)	—
Net change in other comprehensive income (loss)	2.9	4.6	(5.4)	6.0
Comprehensive (loss) income	$(14.5)	$43.2	$(38.8)	$68.3

Note 5. Mergers and Acquisitions

Dyaptive Systems Inc (“Dyaptive”)

In January 2012, the Company completed the acquisition of Dyaptive Systems Inc (“Dyaptive”) based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of CAD 14.9 million (approximately USD 14.8 million) in cash, including a holdback payment of CAD 2.0 million (approximately USD 2.0 million), which is reserved for potential breach of representations and warranties, due on December 14, 2012.

Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. By acquiring Dyaptive, the Company expects to strengthen its laboratory product portfolio and to offer field service and production test tools that are complementary to its current products. Dyaptive is included in the Company’s Communications Test and Measurement (“CommTest”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$3.4
Intangible assets acquired:
Developed technology	6.2
Customer relationships	2.3
Others	0.9
Goodwill	2.0
Total purchase price	$14.8

The following table summarizes the components of the tangible assets acquired and liabilities assumed at fair value (in millions):

Cash	$4.0
Accounts receivable	0.9
Inventories	0.8
Property and equipment	0.5
Accounts payable	(0.2)
Deferred revenue	(0.3)
Employee related liabilities	(2.3)
Net tangible assets acquired	$3.4

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of acquired developed technology and customer relationships was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of four years. Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Dyaptive. Goodwill is not being amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with authoritative guidance. Goodwill has been assigned to the Communications Test and Measurement segment and is not deductible for tax purposes.

Dyaptive’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

QuantaSol Limited (“QuantaSol”)

In July 2011, the Company purchased critical product design, patented intellectual technology, and other assets from QuantaSol, a concentrated photovoltaic (“CPV”) provider, for a total cash purchase price consideration of $3.7 million. The purchased assets are included in the Company’s Communications and Commercial Optical Products (“CCOP”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date. The acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

The $3.7 million purchase price was allocated primarily to developed technology and is being amortized over an estimated useful life of four years.

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	July 2,	Charged to Costs		March 31,
	2011	and Expenses	Deduction (1)	2012
Allowance for doubtful accounts	$2.3	$1.0	$(1.3)	$2.0
Allowance for sales returns	0.5	0.2	(0.4)	0.3
Total accounts receivable reserves	$2.8	$1.2	$(1.7)	$2.3

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	March 31,	July 2,
	2012	2011
Finished goods	$100.5	$86.5
Work in process	37.4	30.4
Raw materials and purchased parts	54.2	54.3
Total inventories, net	$192.1	$171.2

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	March 31,	July 2,
	2012	2011
Land	$14.7	$16.5
Buildings and improvements	37.4	39.9
Machinery and equipment	406.7	370.8
Furniture, fixtures, software and office equipment	165.9	152.4
Leasehold improvements	93.7	86.5
Construction in progress	35.4	36.8
	753.8	702.9
Less: Accumulated depreciation	(494.7)	(454.0)
Property, plant and equipment, net	$259.1	$248.9

At March 31, 2012 and July 2, 2011, property, plant and equipment, net included $22.0 million and $17.3 million in land and buildings, respectively, related to the Santa Rosa and Eningen site sale and leaseback transactions accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more details on both transactions.

During the three months ended March 31, 2012 and April 2, 2011, the Company recorded $17.9 million and $16.6 million of depreciation expense, respectively. During the nine months ended March 31, 2012 and April 2, 2011, the Company recorded $52.6 million and $47.5 million of depreciation expense, respectively.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	March 31,	July 2,
	2012	2011
Prepayments	$45.8	$46.6
Deferred income tax	1.9	2.0
Refundable income taxes	5.2	2.5
Other receivables	12.4	10.0
Other current assets	8.9	9.1
Total prepayments and other current assets	$74.2	$70.2

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	March 31,	July 2,
	2012	2011
Deferred compensation plan	$4.7	$5.7
Warranty accrual	7.7	7.9
VAT liabilities	2.5	3.2
Restructuring accrual	4.8	11.0
Deferred taxes	1.6	1.5
Other	12.6	11.7
Total other current liabilities	$33.9	$41.0

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	March 31,	July 2,
	2012	2011
Pension accrual and post employment benefits	$74.9	$81.3
Deferred taxes	5.2	8.6
Restructuring accrual	4.9	4.4
Financing obligation	37.9	33.2
Non-current income taxes payable	9.7	10.2
Asset retirement obligations	10.1	9.4
Long-term deferred revenue	18.1	22.1
Other	10.1	11.7
Total other non-current liabilities	$170.9	$180.9

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At March 31, 2012, the Company’s available-for-sale securities were as follows (in millions):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$38.5	$—	$—	$38.5
Agencies
U.S.	64.0	0.2	—	64.2
Foreign	2.0	—	—	2.0
Municipal bonds and sovereign debt instruments	13.6	—	—	13.6
Asset-backed securities	28.8	0.1	(0.4)	28.5
Corporate securities	184.4	1.5	—	185.9
Total available-for-sale securities	$331.3	$1.8	$(0.4)	$332.7

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of March 31, 2012, of the total estimated fair value, $32.9 million was classified as cash equivalents, $298.5 million was classified as short-term investments, and $1.3 million was classified as long-term investments.

In addition to the amounts presented above, at March 31, 2012, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.7 million, of which $0.9 million were invested in debt securities, $0.5 million were invested in money market instruments and funds and $3.3 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and nine months ended March 31, 2012, the Company recorded other-than-temporary impairment charges of $0.3 million on an asset backed security. During the three and nine months ended April 2, 2011, the Company recorded other-than-temporary impairment charges of $0.2 million or asset backed securities.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2012, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Total gross unrealized losses	$—	$0.4	$0.4

At March 31, 2012, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$218.5	$220.0
Amounts maturing in 1 - 5 years	111.0	111.2
Amounts maturing in more than 5 years	1.8	1.5
Total debt securities	$331.3	$332.7

At July 2, 2011, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$27.7	$0.1	$—	$27.8
Agencies
U.S.	48.5	0.3	—	48.8
Foreign	3.2	—	—	3.2
Municipal bonds and sovereign debt instruments	7.2	—	—	7.2
Asset-backed securities	20.0	1.0	(0.4)	20.6
Corporate securities	209.1	1.6	—	210.7
Total available-for-sale securities	$315.7	$3.0	$(0.4)	$318.3

The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of July 2, 2011, of the total estimated fair value, $23.7 million was classified as cash equivalents, $291.7 million was classified as short-term investments, and $2.9 million was classified as long-term investments.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value at March 31, 2012 are summarized below (in millions):

		Fair value measurement as of March 31, 2012
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$38.5	$38.5	$—
Agencies
U.S.	64.2	—	64.2
Foreign	2.0	—	2.0
Municipal bonds and sovereign debt instruments	13.6	—	13.6
Asset-backed securities	28.5	—	28.5
Corporate securities	185.9	—	185.9
Total debt available-for-sale securities	332.7	38.5	294.2
Money market instruments and funds	361.6	361.6	—
Trading securities	4.7	4.7	—
Total assets (1)	$699.0	$404.8	$294.2

(1)          $355.3 million in cash and cash equivalents, $303.2 million in short-term investments, $32.6 million in restricted cash, $6.6 million in long-term restricted cash included in other non-current assets, and $1.3 million in long-term investments on the Company’s consolidated balance sheet.

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

•                  Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds and U.S. Treasury securities as they are traded in active markets with sufficient volume and frequency of transactions.

•                  Level 2 includes financial instruments for which the valuations are based on quoted prices for similar assets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets. Level 2 instruments of the Company generally include certain U.S. and foreign Government and Agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of July 2, 2011 and during the three and nine months ended March 31, 2012, the company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both March 31, 2012 and July 2, 2011, is approximately zero. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any periods presented.

Note 8. Goodwill

The Company’s goodwill balance as of March 31, 2012 was $69.1 million, which consisted of $60.8 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The Company’s goodwill balance as of July 2, 2011 was $67.4 million, which consisted of $59.1 million of goodwill in the Communications and Test Measurement segment and $8.3 million of goodwill in the Advanced Optical Technologies segment. The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2011, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 31, 2012 and April 2, 2011.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of March 31, 2012	Amount	Amortization	Net
Acquired developed technology	$540.4	$(388.4)	$152.0
Other	283.8	(214.9)	68.9
Total intangibles	$824.2	$(603.3)	$220.9

	Gross
	Carrying	Accumulated
As of July 2, 2011	Amount	Amortization	Net
Acquired developed technology	$530.8	$(353.6)	$177.2
Other	287.1	(198.7)	88.4
Total intangibles subject to amortization	817.9	(552.3)	265.6
Indefinite life intangibles	9.8	—	9.8
Total intangibles	$827.7	$(552.3)	$275.4

During the three months ended March 31, 2012, the Company completed the $9.8 million in-process research and development (“IPR&D”) project related to the Network Solutions Division (“NSD”) business acquisition of fiscal 2010 and transferred it from indefinite life intangible assets to acquired developed technology and began amortizing the developed technology intangible asset over its useful life of five years.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended March 31, 2012, the Company recorded $21.6 million and $65.4 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three and nine months ended April 2, 2011, the Company recorded $22.3 million and $67.1 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of March 31, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2012	$22.2
2013	71.9
2014	45.5
2015	37.6
2016	15.7
Thereafter	28.0
Total amortization	$220.9

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

The following table presents details of the Company’s long-term debt (in millions):

	March 31,	July 2,
	2012	2011
1% senior convertible notes	$300.8	$285.8
Total long-term debt	$300.8	$285.8

The Company was in compliance with all debt covenants as of March 31, 2012.

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

Effective the first quarter of fiscal 2010, the Company adopted new authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. The Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of March 31, 2012, the remaining term of the 1% Senior Convertible Notes is 1.1 years.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013. As of March 31, 2012, the unamortized portion of the debt issuance cost related to the notes was $0.9 million and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	March 31,	July 2,
	2012	2011
Carrying amount of equity component	$158.5	$158.5
Principal amount of 1% Senior Coupon Notes	$325.0	$325.0
Unamortized discount of liability component	(24.2)	(39.2)
Carrying amount of liability component	$300.8	$285.8

Based on quoted market prices, as of March 31, 2012 and July 2, 2011, the fair market value of the 1% Senior Convertible Notes was approximately $326.2 million and $332.1 million, respectively. Changes in fair market value reflect the change in the market price of the notes. The 1% Senior Convertible Notes are classified within level 2 as they are not actively traded in markets; and the bond parity derivatives related to the convertible notes are classified within level 1 since the quoted market price for identical instrument are available in active markets. The fair value of the bond parity derivatives is approximately zero as of March 31, 2012.

The following table presents the effective interest rate and the interest expense for the contractual interest and the amortization of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.8	$0.8	$2.4	$2.4
Interest expense-amortization of debt discount	5.1	4.7	15.0	13.9

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

Obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company (“the Guarantors”).  The Company’s obligations under the Credit Agreement have been secured by a pledge of substantially all assets of the Company and the Guarantors (subject to certain exclusions), full pledges of equity interests in certain domestic subsidiaries and partial pledges of equity interests in certain foreign subsidiaries. The Company has also agreed to maintain at least $200 million of cash and permitted investments in accounts which are subject to a control agreement.

The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (1) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets, (v) incur liens and (vi) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial maintenance covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and the requirement to maintain minimum liquidity.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of March 31, 2012, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.8 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

During the quarter ended March 31, 2012, there was no drawdown under the facility and the outstanding balance at quarter end is zero.

Outstanding Letters of Credit

As of March 31, 2012, the Company had 16 standby letters of credit totaling $36.5 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of March 31, 2012, the Company’s total restructuring accrual was $9.7 million.  During the three and nine months ended March 31, 2012, the Company incurred restructuring expenses of $2.0 million and $7.5 million, respectively. During the three and nine months ended April 2, 2011, the Company incurred restructuring expenses of $7.6 million and $10.4 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the nine months ended March 31, 2012 were as follows:

		Nine Months		Year-to-date		Three Months
		Ended		Non-cash		Ended
	Balance	March 31,	Year-to-date	Settlements	Balance	March 31,
	July 2,	2012	Cash	and Other	March 31,	2012
	2011	Charges	Settlements	Adjustments	2012	Charges
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	$—	$2.7	$—	$—	$2.7	2.7
CommTest Solutions Business Restructuring Plan (Workforce Reduction)	—	1.7	(1.0)	—	0.7	$(0.1)
CommTest Germantown Tower Restructuring Plan (Lease Costs)	—	0.6	—	—	0.6	—
CCOP Fiscal Q1 2012 Plan (Workforce Reduction)	—	1.1	(1.1)	—	—	—
CommTest Sales Rebalancing Restructuring Plan (Workforce Reduction)	4.5	(0.7)	(3.6)	—	0.2	(0.1)
CommTest Market Rebalancing Restructuring Plan
Workforce Reduction	$3.6	$(0.3)	$(3.1)	$—	$0.2	$—
Facilities and Equipment	—	0.7	(0.7)	—	—	0.1
Lease Costs	—	1.1	(0.1)	0.1	1.1	—
Total CommTest Market Rebalancing Restructuring Plan	$3.6	$1.5	$(3.9)	$0.1	$1.3	$0.1
CommTest US Manufacturing Outsourcing Restructuring Plan (Lease Costs)	1.8	(0.1)	(0.8)	0.2	1.1	(0.2)
CommTest Germany Restructuring Plan (Workforce Reduction)	3.3	0.6	(0.7)	(0.5)	2.7	0.1
Other plans
Workforce Reduction	1.0	—	(0.8)	(0.1)	0.1	—
Facilities and Equipment	—	0.8	(0.8)	—	—	—
Lease Costs	1.2	(0.7)	(0.2)	—	0.3	(0.5)
Total other plans	$2.2	$0.1	$(1.8)	$(0.1)	$0.4	$(0.5)
Total	$15.4	$7.5	$(12.9)	$(0.3)	$9.7	$2.0

Ottawa Lease Exit Costs	5.9	—	(0.9)	(0.1)	4.9	—

As of March 31, 2012 and July 2, 2011, the Company included the long-term portion of the restructuring liability of $4.9 million and $4.4 million, respectively, as “restructuring accrual”, a component under other non-current liabilities, and the short-term portion as “restructuring accrual”, a component under other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to the Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income is $4.9 million and $5.9 million as of March 31, 2012 and July 2, 2011 respectively. The Company included the long-term portion of the contract obligations of $4.0 million and $5.0 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

CommTest Manufacturing Support Consolidation Plan

During the third quarter of fiscal 2012, management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment, by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 89 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As a result, a restructuring charge of $2.7 million was recorded towards severance and employee benefits. As of March 31, 2012, none of these employees have been terminated. Payments related to severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CommTest Solutions Business Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to re-organize the Customer Experience Management business of the CommTest segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize CommTest’s global operations to reduce costs by moving towards an outsourcing model. Approximately 59 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of March 31, 2012, 31 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2012.

CommTest Germantown Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of March 31, 2012 was $0.6 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

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

CommTest Sales Rebalancing Restructuring Plan

During the fourth quarter of fiscal 2011, management approved a plan to re-organize the sales organization and one of the product portfolios in the CommTest segment to focus efforts on higher growth technologies and regions. This re-organization was designed to improve the effectiveness of the segment’s sales organization and re-align the research and development projects towards the overall growth strategy of the segment. Approximately 89 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of March 31, 2012, 87 employees have been terminated. The employees being affected are located in North America, Latin America, Europe and Asia. During the three and nine months ended March 31, 2012, the Company adjusted down the accrual for $0.1 million and $0.7 million, respectively, due to management’s decision to re-locate employees and realize co-location efficiencies.  Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2012.

CommTest Market Rebalancing Restructuring Plan

During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. Approximately 128 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of March 31, 2012, 127 employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2012. The fair value of the remaining contractual obligations, net of sublease income as of March 31, 2012 was $1.1 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

CommTest US Manufacturing Outsourcing Restructuring Plan

During fiscal 2010, the Company exited facilities in the states of Maryland and Indiana as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income as of March 31, 2012 was $1.1 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2015 for its facilities in the state of Indiana. Payments related the lease costs for its facilities in the state of Maryland were paid out as of December 31, 2011.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CommTest Germany Restructuring Plan

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of March 31, 2012, 60 employees have been terminated. Payments related to severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

Other plans

Other plans account for a minor portion of total restructuring accrual, with minimal or no revisions recorded.

Note 12. Income Tax

The Company recorded an income tax expense of $3.1 million and $9.5 million for the three and nine months ended March 31, 2012, respectively.  The Company recorded an income tax benefit of $32.1 million and $29.0 million for the three and nine months ended April 2, 2011, respectively.

The income tax expense recorded for the three and nine months ended March 31, 2012, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

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

As of March 31, 2012 and July 2, 2011, the Company’s unrecognized tax benefits totaled $60.7 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $23.3 million accrued for the payment of interest and penalties at March 31, 2012.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 31, 2012 and April 2, 2011 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Cost of sales	$2.2	$1.6	$5.5	$4.0
Research and development	3.1	2.3	8.8	6.2
Selling, general and administrative	8.1	7.0	23.2	19.7
	$13.4	$10.9	$37.5	$29.9

Approximately $2.3 million of stock-based compensation was capitalized in inventory at March 31, 2012.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2012, $7.7 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.3 years.

Employee Stock Purchase Plan

The Company’s employee stock purchase plan (“ESPP”) provides eligible employees with the opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6 month look-back period.

As of March 31, 2012, $1.0 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2013.

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

For the nine months ended March 31, 2012, the Company granted 4.7 million RSUs, of which 4.1 million was granted in the first quarter of fiscal 2012. Of the 4.1 million RSUs granted in the first quarter of fiscal 2012, 0.5 million are RSUs with market conditions (“MSUs”) and represent the target amount of grants. The actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs was estimated to be $9.0 million and was calculated using a Monte Carlo simulation. The remaining shares are mainly time based RSUs. The majority of these time based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of March 31, 2012, $62.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Valuation Assumptions

The Company estimates the fair value of stock options with service conditions and ESPP using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans		Employee Stock Purchase Plans
	Nine Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2011(1)	2011	2011	2011
Expected term (in years)	N/A	4.8	0.5	0.5
Expected volatility	N/A	58.2%	52.5%	50.0%
Risk-free interest rate	N/A	1.4%	0.2%	0.2%

(1)          There were no stock options granted during the nine months ended March 31, 2012.

The fair value of stock options with market conditions are estimated on the dates of grant using the Lattice valuation model.

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company is also responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with an acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of March 31, 2012 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2012, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Service cost	$—	$0.1	$0.2	$0.3
Interest cost	1.3	1.4	4.0	3.9
Expected return on plan assets	(0.3)	(0.3)	(1.0)	(0.9)
Recognized net actuarial (gains)/losses	(0.1)	—	(0.3)	—
Net periodic benefit cost	$0.9	$1.2	$2.9	$3.3

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.7 million related to its defined benefit pension plans during fiscal 2012 to make current benefit payments and fund future obligations. As of March 31, 2012, approximately $3.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2011.

Note 15. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

As of March 31, 2012, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,		March 31,	July 2,
	2012	2011	2012	2011		2012	2011
Sales:					Receivables:
KLA-Tencor	$2.1	$1.7	$6.0	$4.4	KLA-Tencor	$1.2	$0.7

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The arbitration award was confirmed at the California State Superior Court in October, 2011. On March 5, 2012 the Pennsylvania District Court denied JDSU’s request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. As of December 31, 2012, the Company had accrued $7.6 million, which included the arbitration award plus interest, in accordance with authoritative guidance on contingencies. An additional $0.3 million towards interest and attorney fees were recorded based on the settlement agreement during the quarter ended March 31, 2012.  The accrual for the three months and nine months ended March 31, 2012 is included as a component of Selling, general and administrative expense and included as a component of Accrued expenses in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 31, 2012 and July 2, 2011.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011
Balance as of beginning of period	$7.5	$7.6	$7.9	$7.3
Provision for warranty	2.1	1.2	6.9	4.7
Utilization of reserve	(1.5)	(0.2)	(6.1)	(3.2)
Adjustments related to pre-existing
warranties (including changes in estimates)	(0.4)	(1.0)	(1.0)	(1.2)
Balance as of end of period	$7.7	$7.6	$7.7	$7.6

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

Upon execution and close of the sale and lease-back transaction, the Company is consolidating from four currently-occupied buildings into the Leased Premises. The consolidation is expected to be completed before the end of the fiscal year ending June 30, 2012.

Due to the continuing involvement as described above, the related portion of the cash proceeds and transaction costs, associated with the Leased Premises and other buildings which the Company continues to occupy, was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate. Accordingly, the carrying value of these buildings and associated land will remain on the Company’s books and the buildings will continue to be depreciated over their remaining useful lives. The portion of the proceeds received have been recorded as a financing obligation, a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back and currently being occupied is recorded as a reduction in the financing obligation.

The Company plans to exit one of the buildings, which it currently occupies but is not leasing back, before the end of the fiscal year ending June 30, 2012. Upon exit, the Company will no longer have any form of continuing involvement for the aforementioned building and associated land. The Company will then accordingly remove the carrying value of the building, the associated land and the financing liability. The Company will continue to capitalize the carrying value of the whole building and associated land for which it leases back a portion of the basement until the end of lease period due to the collateral provided for the Leased Premises as discussed above.

During the nine months ended March 31, 2012, the Company has recognized a loss, net of transaction costs, of $0.2 million on sale of remaining five buildings and associated land on which there is no form of continuing involvement.

As of March 31, 2012, of the total financing obligation related to the Eningen transaction, $2.3 million was included in Other current liabilities, and $5.3 million was included in Other non-current liabilities.

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

The guarantee of up to $3.8 million was accounted for in accordance with the authoritative guidance on guarantees. The present value of the guarantee approximates the liability of $0.2 million which was included in Other non-current liabilities as of March 31, 2012.

As of March 31, 2012, of the total financing obligation of $29.6 million related to Santa Rosa, $28.8 million was included in Other non-current liabilities.  As of July 2, 2011, of the total financing obligation of $30.1 million related to Santa Rosa, $29.4 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

During fiscal 2011 and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses from the same supplier, in accordance with the authoritative accounting guidance. During fiscal 2009, the Company entered into a three-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. During fiscal 2011, the Company entered into a four-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on an annual basis starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

During the three and nine months ended March 31, 2012, the Company recorded amortization expense of $0.9 million and $2.7 million in each period, respectively. During the three and nine months ended April 2, 2011, the Company recorded amortization expense of $0.6 million and $1.7 million in each period, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future Minimum Financing Payments — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

As of March 31, 2012, future minimum financing payments of the perpetual software licenses and financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2012	$2.8
2013	5.6
2014	5.4
2015	3.5
2016	3.6
Thereafter	35.2
Total	$56.1

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

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU technologies also enable broadband and optical innovation in many essential industries such as biomedical and environmental instrumentation, semiconductor processing, aerospace and defense, and brand protection. In addition, our optical coatings are used in visual display and decorative product differentiation applications. The major segments the Company serves are:

(i) Communications Test and Measurement Business Segment:

The CommTest segment supplies instruments, software, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions speed time-to-revenue by accelerating the deployment of new products and services,  lower operating expenses, and improve network performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for wireless and fixed networks.

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

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31,	April 2,	March 31,	April 2,
	2012	2011	2012	2011

Net revenue:
Communications Test and Measurement	$177.8	$189.2	$559.2	$603.4
Communications and Commercial Optical Products	173.1	209.4	516.6	568.5
Advanced Optical Technologies	58.3	56.8	167.6	172.0
Deferred revenue related to purchase accounting adjustment	—	(1.4)	(0.6)	(11.2)
Net revenue	$409.2	$454.0	$1,242.8	$1,332.7

Operating income (loss):
Communications Test and Measurement	$20.1	$22.6	$72.2	$89.0
Communications and Commercial Optical Products	14.1	39.6	56.3	97.8
Advanced Optical Technologies	19.3	17.9	53.2	57.7
Corporate	(23.6)	(25.1)	(66.2)	(72.0)
Total segment operating income	29.9	55.0	115.5	172.5
Unallocated amounts:
Stock-based compensation	(13.4)	(10.9)	(37.5)	(29.9)
Acquisition-related charges and amortization of intangibles	(21.6)	(23.7)	(66.0)	(78.4)
Loss on disposal of long-lived assets	(0.2)	(0.2)	(0.9)	(0.2)
Restructuring and related charges	(2.0)	(7.6)	(7.5)	(10.4)
Realignment and other charges	(0.3)	—	(9.6)	(6.6)
Interest and other income	0.1	—	0.9	1.8
Interest expense	(6.9)	(6.2)	(20.1)	(18.9)
Gain on sale of investments	0.1	0.1	1.3	3.4
(Loss) income from continuing operations before income taxes	$(14.3)	$6.5	$(23.9)	$33.3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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

• financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;

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

Communications Test and Measurement

The CommTest business segment is a leading provider of instruments, software and services for the development and deployment of high-speed mobile and fixed communication networks.

JDSU CommTest solutions lower operating expenses, reduce customer turnover, increase productivity across each critical phase of the network life cycle including research and development, production, deployment, and service assurance, and speed time-to-

revenue by accelerating the deployment of new services. JDSU enables the effective management of services, such as Voice over Internet Protocol (VoIP), 4G/LTE and Internet Protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

JDSU test solutions address lab and production (capacity expansion, 40G/100G), field deployment (network build and triple-play services), and service assurance (quality of experience) for Ethernet and IP services over cable, wireless, and fixed/telecom networks. JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

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

CCOP Optical Communications products include a wide range of components, modules, subsystems, and solutions for two market segments: telecommunications, including access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks; and, enterprise data communications including storage access networks (SANs), local area networks (LANs), and Ethernet wide-area networks (WANs). The products enable the transmission and transport of video, audio, and text data over high-capacity, fiber-optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and supporting components such as modulators and source lasers including vertical-cavity surface-emitting lasers (VCSELs). Transport products primarily consist of amplifiers, ROADMs, and Super Transport Blades, and supporting components such as 980 nanometer (nm) pumps, passive devices, and array waveguides (AWGs).

Diode lasers from JDSU’s CCOP segment combine with optical filters from the Company’s AOT business segment to create a unique gesture recognition solution. Gesture recognition systems enable people to control technology with natural body gestures instead of using a remote, mouse or other device. Emerging gesture recognition systems simplify the way people interact with technology, and are first being used in applications for home entertainment and computing.

CCOP Laser Products serve a wide variety of original equipment manufacturer (OEM) applications from low- to high-power output and with ultraviolet (UV), visible, and IR wavelengths. The broad portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched, and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Our commercial optical products include diode, direct-diode, diode-pumped solid-state (DPSS), and gas lasers.

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

The Authentication Solutions group provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT color-shifting and holographic technologies, safeguard products and brands across a wide-range of industries, including document security, transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, licensing, and consumer goods industries. The group’s high-end printing services produce labels for a wide variety of commercial and industrial products.

The Custom Optics Products group produces precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include gesture recognition, night-vision equipment, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, and 3D cinema.

The Flex Products group includes custom color solutions, a product line of unique solutions for product finishes and a wide variety of decorative packaging. These include innovative, optically-based, light-management solutions that provide product enhancement for brands in the pharmaceutical, automotive, consumer electronics, and consumer goods industries. The group’s color-shifting pigments protect the currencies of more than 100 countries.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 31,	April 2,		Percentage	March 31,	April 2,		Percentage
	2012	2011	Change	Change	2012	2011	Change	Change
Segment Net Revenue:
CommTest	$177.8	$187.8	$(10.0)		$558.6	$592.2	$(33.6)
CCOP	173.1	209.4	(36.3)		516.6	568.5	(51.9)
AOT	58.3	56.8	1.5		167.6	172.0	(4.4)
Net revenue	$409.2	$454.0	$(44.8)	(9.9)%	$1,242.8	$1,332.7	$(89.9)	(6.7)%

Gross profit	$169.7	$199.7	$(30.0)	(15.0)%	$527.3	$586.8	$(59.5)	(10.1)%
Gross margins	41.5%	44.0%			42.4%	44.0%

Research and development	62.5	60.6	1.9	3.1%	181.7	177.2	4.5	2.5%
Percentage of net revenue	15.3%	13.3%			14.6%	13.3%

Selling, general and administrative	105.3	110.9	(5.6)	(5.0)%	322.5	327.6	(5.1)	(1.6)%
Percentage of net revenue	25.7%	24.4%			25.9%	24.6%

Amortization of acquired technologies	14.1	14.3	(0.2)	(1.4)%	43.8	42.5	1.3	3.1%
Percentage of net revenue	3.4%	3.1%			3.5%	3.2%

Amortization of other intangibles	7.5	8.0	(0.5)	(6.3)%	21.6	24.6	(3.0)	(12.2)%
Percentage of net revenue	1.8%	1.8%			1.7%	1.8%

Restructuring and related charges	2.0	7.6	(5.6)	(73.7)%	7.5	10.4	(2.9)	(27.9)%
Percentage of net revenue	0.5%	1.7%			0.6%	0.8%

Net Revenue

Net revenue during the three months ended March 31, 2012 decreased $44.8 million, or 9.9%, to $409.2 million from $454.0 million during the same period a year ago. Net revenue during the nine months ended March 31, 2012 decreased $89.9 million, or 6.7%, to $1,242.8 million from $1,332.7 million during the same period a year ago. For both the three and nine month periods, the decrease was primarily due to a decline in volume in our CommTest and CCOP segments.

Net revenue decreased by $10.0 million and $33.6 million in our CommTest segment during the three and nine months ended March 31, 2012, respectively. The decrease was primarily the result of uncertainty in the macro-economic environment which reduced carriers’ spending in North America within the instruments product portfolio. This decrease was partially offset by growth within the instruments product portfolio in the Latin America and Asia-Pacific regions and by growth within the customer experience management (“CEM”) product portfolio in the Asia-Pacific region.

Net revenue decreased by $36.3 million and $51.9 million in our CCOP segment during the three and nine months ended March 31, 2012, respectively. The decrease was primarily driven by reduced demand, customary ASP adjustments and a decline in volume in our optical communications product portfolios. In particular, volume declined in our gesture recognition products compared to the higher volume realized in connection with the successful launch of these products in fiscal 2011 and in our Circuit Packs and ROADMs product lines. Additionally, revenue in our CCOP segment for the nine months ended March 31, 2012 was impacted by the flooding in Thailand which temporarily suspended operations of Fabrinet, one of CCOP’s primary manufacturing partners, during the second fiscal quarter of 2012 affecting net revenue by approximately $15 million.

Net revenue increased by $1.5 million in our AOT segment during the three months ended March 31, 2012. The increase was primarily due to cyclical demand in currency products, partially offset by a decline in our gesture recognition products compared to the higher volume realized in connection with the successful launch of these products in fiscal 2011. Net revenue decreased by $4.4 million in our AOT segment during the nine months ended March 31, 2012, primarily due to reduced demand for our gesture recognition products, which was partially offset by increases in currency products.

Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asia-based competition, and commercial optical industry and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry. Moreover, the current trend of communication industry consolidations is expected to continue, directly affecting our CCOP and CommTest customer base and adding additional risk and uncertainty to our financial and business predictability. Our program of assembly manufacturing transitions will continue, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks, while expected to diminish over the next several quarters, limit our ability to predict longer term revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, EMEA (Europe, the Middle East and Africa) and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended				Nine Months Ended
	March 31,		April 2,		March 31,		April 2,
	2012		2011		2012		2011
Net revenue:
Americas	$191.2	46.7%	$207.5	45.7%	$611.6	49.2%	$648.0	48.6%
EMEA	102.2	25.0%	127.3	28.0%	303.9	24.5%	353.0	26.5%
Asia-Pacific	115.8	28.3%	119.2	26.3%	327.3	26.3%	331.7	24.9%
Total net revenue	$409.2	100.0%	$454.0	100.0%	$1,242.8	100.0%	$1,332.7	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended March 31, 2012 and April 2, 2011 included net revenue from the United States of $152.7 million and $158.3 million, respectively. Net revenue from customers in the Americas during the nine months ended March 31, 2012 and April 2, 2011 included net revenue from the United States of $487.2 million and $511.4 million, respectively.

Net revenue from customers outside the Americas during the three months ended March 31, 2012 and April 2, 2011 represented 53.3% and 54.3% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended March 31, 2012 and April 2, 2011, represented 50.8% and 51.4% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin in the three months ended March 31, 2012, decreased 2.5 percentage points to 41.5% from 44.0% compared to the same period a year ago. Gross margin in the nine months ended March 31, 2012, decreased 1.6 percentage points to 42.4% from 44.0% compared to the same period a year ago. For both the three and nine month periods, the decrease in gross margin was primarily due to declines in net revenue and unfavorable product mix in our CCOP segment. Net revenue decreased in our optical communications product portfolios of our CCOP segment, particularly in our gesture recognition products and Circuit Pack and ROADMs product lines, due to reductions in ASP and volume which reduced absorption of manufacturing costs and decreased operating efficiency. Additionally, the decline in gross margin in our CCOP segment for the nine months ended March 31, 2012, was partially due to higher production variances as a result of flooding in Thailand which temporarily suspended the operations of Fabrinet, one of CCOP’s primary manufacturing partners, during the second fiscal quarter of 2012. Gross margin in our CommTest and AOT segments remained relatively flat during the three and nine months ended March 31, 2012.

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

Research and Development (“R&D”)

R&D expense for the three months ended March 31, 2012 increased $1.9 million, or 3.1%, to $62.5 million from $60.6 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 15.3% compared to 13.3% in the same period a year ago. R&D expense for the nine months ended March 31, 2012 increased $4.5 million, or 2.5%, to $181.7 million from $177.2 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 14.6% compared to 13.3% in the same period a year ago. The dollar increase in R&D expense was primarily due to increased investment in R&D projects and personnel to develop new product platforms and drive future growth, particularly in our CCOP segment. The dollar increase was partially offset by decreased variable incentive pay and R&D savings in our CommTest segment as a result of restructuring activities.

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

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended March 31, 2012 decreased $5.6 million, or 5.0%, to $105.3 million from $110.9 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense increased to 25.7% compared to 24.4% in the same period a year ago. SG&A expense for the nine months ended March 31, 2012 decreased $5.1 million, or 1.6%, to $322.5 million from $327.6 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense increased to 25.9% compared to 24.6% in the same period a year ago. The dollar decrease in SG&A expense was primarily due to decreased variable incentive pay and lower sales commissions due to a decrease in net revenue.

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

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to the market conditions. We estimate annualized cost savings of approximately $25 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. See “Note 11. Restructuring and Related Charges” for more detail.

As of March 31, 2012, our total restructuring accrual was $9.7 million.  During the three and nine months ended March 31, 2012, we incurred restructuring expenses of $2.0 million and $7.5 million, respectively. During the three and nine months ended April 2, 2011, we incurred restructuring expenses of $7.6 million and $10.4 million, respectively.

During the third quarter of fiscal 2012, we recorded $2.0 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the Manufacturing Support Consolidation plan we approved in the third quarter for the CommTest Segment that resulted in a charge of $2.7 million towards severance and employee benefits, offset by a benefit of $0.7 million to adjust the accrual for previously restructured lease related obligations. This plan continues management’s efforts to consolidate its manufacturing support operations, by reducing the number of contract manufacturer locations worldwide and moving them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 89 employees in manufacturing, research and development and selling, general and administrative functions.  Payments related to severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

During the third quarter of fiscal 2011, we recorded $7.6 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and consist primarily of the following: (i) $8.2 million for severance and benefits primarily towards the CommTest Market Rebalancing Plan and AOT segment restructuring plan announced in the third quarter of fiscal 2011 and continued implementation of the CommTest Germany Restructuring Plan; (ii) $0.3 million for manufacturing transfer costs primarily in the Commtest segment which were the result of the transfer of certain production processes into existing sites in the United States, or to contract manufacturers; and (iii) benefit of $0.9 million primarily to adjust the accrual for previously restructured leases in the CCOP segment which were the result of the our continued efforts to reduce and/or consolidate manufacturing locations.

During the nine months ended March 31, 2012, we recorded $7.5 million in restructuring and related charges. The charges are a combination of new and continuation of the previously announced restructuring plans and are primarily of the following: (i) $ 5.1 million for severance and benefits, net of adjustments, primarily towards the CommTest Manufacturing Support Consolidation Plan announced in the current quarter, CommTest Solutions Business Restructuring Plan announced in the second quarter of fiscal 2012, CCOP segment restructuring plan announced in the first quarter of fiscal 2012, and the continued implementation of the CommTest Germany Restructuring Plan; (ii) $1.5 million for manufacturing transfer costs in the Commtest and AOT segment which were the result of the transfer of certain production processes into existing sites in the United States, or to contract manufacturers; and (iii)  $0.9 million for lease exit costs consisting of a $1.7 million charge from exiting three of the facilities under the CommTest Market Rebalancing Plan announced in the third quarter of fiscal 2011 and the facility under the CommTest Germantown Tower Plan announced in the second quarter of fiscal 2012, offset by a benefit of $0.8 million arising primarily to adjust the accrual for previously restructured lease related obligations.

During the nine months ended April 2, 2011, we recorded $10.4 million in restructuring and related charges. The charges are a continuation of the previously announced restructuring plans and consist primarily of the following:  (i) $8.7 million for severance and benefits primarily towards the CommTest Market Rebalancing Plan and AOT segment restructuring plan announced in the third quarter of fiscal 2011 and continued implementation of the CommTest Germany Restructuring Plan; (ii) $2.0 million for manufacturing transfer costs primarily in the CCOP segment and CommTest segment which were the result of production site closures in the United States, the transfer of certain production processes into existing sites around the world or to contract manufacturers, and the reduction in force of our manufacturing support organization across all sites; and (iii) $0.3 million benefit in lease exit costs arising primarily from a $0.8 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of the our continued efforts to reduce and/or consolidate manufacturing locations, offset by the accrual for previously restructured leases.

Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $4.0 million. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

During the three months ended March 31, 2012, interest and other income (expense), net increased $0.1 million to income of $0.1 million from income of $0.0 million during the same period a year ago.

During the nine months ended March 31, 2012, interest and other income (expense), net decreased $0.9 million to income of $0.9 million from income of $1.8 million during the same period a year ago.

Interest Expense

During the three months ended March 31, 2012, interest expense increased $0.7 million to $6.9 million from $6.2 million during the same period a year ago. The increase was primarily due to an increase in amortized debt discount cost.

During the nine months ended March 31, 2012, interest expense increased $1.2 million to $20.1 million from $18.9 million during the same period a year ago. The increase was primarily due to an increase in amortized debt discount cost.

Provision for Income Tax

We recorded an income tax expense of $3.1 million and $9.5 million for the three and nine months ended March 31, 2012, respectively.  We recorded an income tax benefit of $32.1 million and $29.0 million for the three and nine months ended April 2, 2011, respectively.

The income tax expense recorded for the three and nine months ended March 31, 2012, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations.

The income tax benefit recorded for the three months and nine months ended April 2, 2011, primarily relates to a $34.9 million release of the deferred tax valuation allowance for a subsidiary in a non-US jurisdiction. The tax benefit was offset by income tax expense in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations. In addition, the income tax benefit for the nine months ended April 2, 2011, includes the recognition of $5.2 million of uncertain tax benefits relating to the effective settlement of tax matters in non-US jurisdictions.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

During the quarter ended April 2, 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-US jurisdiction (the “foreign subsidiary”) will be realized after considering all positive and negative evidence.  Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary’s future operations and profit levels on a continuing basis in future years, we determined that it was more likely than not that the deferred tax assets would not be realized.  However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of our reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards.  Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

As of March 31, 2012 and July 2, 2011, our unrecognized tax benefits totaled $60.7 million and $64.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $23.3 million accrued for the payment of interest and penalties at March 31, 2012.

Operating Segment Information (in millions)

	Three Months Ended				Nine Months Ended
	March 31,	April 2,		Percentage	March 31,	April 2,		Percentage
	2012	2011	Change	Change	2012	2011	Change	Change
CommTest
Net revenue	$177.8	$187.8	$(10.0)	(5.3)%	$558.6	$592.2	$(33.6)	(5.7)%
Operating income	20.1	22.6	(2.5)	(11.1)%	72.2	89.0	(16.8)	(18.9)%

CCOP
Net revenue	173.1	209.4	(36.3)	(17.3)%	516.6	568.5	(51.9)	(9.1)%
Operating income	14.1	39.6	(25.5)	(64.4)%	56.3	97.8	(41.5)	(42.4)%

AOT
Net revenue	58.3	56.8	1.5	2.6%	167.6	172.0	(4.4)	(2.6)%
Operating income	19.3	17.9	1.4	7.8%	53.2	57.7	(4.5)	(7.8)%

The decrease in operating income for the CommTest segment during the three and nine months ended March 31, 2012 compared to the same periods a year ago, was primarily due to a decline in net revenue as a result of uncertainty in the macro-economic environment which reduced carriers’ spending in North America within the instruments product portfolio. The decline in net revenue was partially offset by growth within the instruments product portfolio in the Latin America and Asia-Pacific regions, growth within the CEM product portfolio in the Asia Pacific region, and reductions in R&D expense as a result of savings obtained through our targeted restructuring activities to consolidate and rationalize business functions to achieve cost efficiencies in the CommTest segment.

The decrease in operating income for the CCOP segment during the three and nine months ended March 31, 2012 compared to the same periods a year ago, was due to lower revenue, gross margin and unfavorable product mix in the optical communications product portfolios, particularly in our gesture recognition products and in our Circuit Packs and ROADMs product lines, as well as increased R&D expense. Additionally, the decrease in operating income for the nine months ended March 31, 2012 was partially due to higher production variances as a result of flooding in Thailand which temporarily suspended operations of Fabrinet during the second fiscal quarter of 2012.

The increase in operating income for the AOT segment during the three months ended March 31, 2012 compared to the same period a year ago was primarily due to increased revenue in our currency products due to cyclical demand paired with lower SG&A costs. The decrease in operating income for the AOT segment during the nine months ended March 31, 2012 compared to the same period a year ago was due to lower revenue in gesture recognition and transaction card products and unfavorable manufacturing variances.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion.  No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity.  We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 31, 2012 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of March 31, 2012, approximately 88.1% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of March 31, 2012, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality.  Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended March 31, 2012, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets.  In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of March 31, 2012, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $749.8 million, an increase of $21.1 million from July 2, 2011. Cash and cash equivalents increased by $18.6 million in the nine months ended March 31, 2012, primarily due to cash generated by operating activities of $81.8 million and financing activities of $13.1 million, offset by $56.9 million used for the purchases of property, plant and equipment, $12.5 million used for the acquisitions of QuantaSol and Dyaptive, and net cash outflows of $8.2 million used for the purchase of available-for-sale investments.

During the nine months ended March 31, 2012, cash provided by operating activities was $81.8 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $141.6 million, and changes in operating assets and liabilities that used $59.8 million related primarily to a decrease in accrued payroll and related expenses of $36.9 million which was primarily due to timing of bonus and salary payments and lower bonus and commission accruals, an increase in inventories of $22.9 million primarily as part of a supply-chain strategy to enhance lead time for customer shipments, a decrease in accounts payable of $19.0 million and an increase in other current and non-current assets of $6.5 million, offset by a decrease in accounts receivable of $28.6 million primarily due to a decrease in net revenue.

During the nine months ended April 2, 2011, cash provided by operating activities was $149.3 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $222.4 million, and changes in operating assets and liabilities that used $73.1 million related primarily to an increase in accounts receivable of $54.9 million due to a significant increase in revenue compared to the same period a year ago, an increase in inventories of $32.4 million, an increase in other current and non-current assets of $17.6 million, a decrease in accrued expenses and other current and non-current liabilities of $21.1 million and a decrease in accrued payroll and related expenses of $11.9 million, offset by an increase in deferred revenue of $54.5 million primarily related to the NSD business and an increase in accounts payable of $14.9 million.

During the nine months ended March 31, 2012 cash used for investing activities was $73.4 million, primarily related to cash used for the purchase of property, plant and equipment of $56.9 million, cash used for the acquisitions of QuantaSol and Dyaptive of $12.5 million, and net cash outflows used for the purchase of available-for-sale investments of $8.2 million, offset by proceeds from the sale of assets of $2.1 million primarily from the Eningen transaction. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities across all three segments, investments were made during the nine months ended March 31, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

Investing activities for nine months ended April 2, 2011 used $118.0 million, primarily related to cash used for the purchase of property, plant and equipment of $85.8 million, net cash outflows used for the purchase of available-for-sale investments of $30.9 million and an increase in restricted cash of $2.0 million.  Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during the nine months ended April 2, 2011 to increase our manufacturing capacity in Asia and the U.S., to set up and/or improve facilities and purchase equipment to support our newly-acquired NSD business, and to upgrade our information technology systems.

During the nine months ended March 31, 2012, cash provided by financing activities was $13.1 million, related to proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $17.5 million and proceeds from financing obligation of $6.9 million related to the Eningen transaction, offset by payments made on financing obligations and issuance cost for revolving credit facility of $9.7 million and $1.6 million, respectively.

During the nine months ended April 2, 2011, cash provided by financing activities was $30.8 million, primarily related to proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $36.7 million, offset by payments made on financing obligations of $5.7 million.

We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $325 million outstanding under the 1% Senior Convertible Notes, which is expected to be paid in May, 2013, based on the put and call provisions of the 1% Senior Convertible Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

•                  potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•                  compliance with covenants and other terms and conditions related to our financing arrangements.

Contractual Obligations

During the third quarter of fiscal 2012, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2011, except for those occurring in the ordinary course of our business.

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

Pension and Other Postretirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. JDSU also is responsible for the non-pension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At March 31, 2012, our pension plans were under funded by $78.3 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $0.9 million related to our non-pension postretirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of March 31, 2012, the value of plan assets had increased approximately 5.5% since July 2, 2011, our most recent fiscal year end.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts is not significant. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. Such changes were not material during any periods presented.

The following table provides information about our foreign currency forward contracts outstanding as of March 31, 2012.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	22.7	$22.7
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	192.9	30.5
British Pound (contracts to sell GBP / buy USD)	GBP	3.4	5.4
Euro (contracts to buy EUR / sell USD)	EUR	6.9	9.2
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD	120.8	15.6
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	44.8	35.6
Mexican Peso (contracts to buy MXN / sell USD)	MXN	42.4	3.3
Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.0	6.2
Brazilian Real (contracts to sell BRL / buy USD)	BRL	5.9	3.2
Japanese Yen (contracts to buy JPY / sell USD)	JPY	359.6	4.3

Total USD notional amount of outstanding foreign exchange contracts			$136.0

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at March 31, 2012.

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

Long-Term Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls.  Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.  Based on quoted market prices, as of March 31, 2012 and July 2, 2011, the fair market values of the 1% Senior Convertible Notes were $326.2 million and $332.1 million, respectively. For additional information, see “Note 10. Debt and Letters of Credit”.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Credit Agreement dated January 20, 2012, among JDS Uniphase Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	01/26/2012
10.2	Pledge and Security Agreement dated January 20, 2012, among JDS Uniphase Corporation, certain subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	01/26/2012
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS*	XBRL Instance				X
101.SCH*	XBRL Taxonomy Extension Schema				X
101.CAL*	XBRL Taxonomy Extension Calculation				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Calculation				X
101.PRE*	XBRL Taxonomy Extension Presentation				X

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

Date: May 8, 2012