Form 10-K
period 2012-06-30
JDS UNIPHASE CORP /CA/
filed 2012-08-24
CIK 912093

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 31, 2011 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.4 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of July 28, 2012, the Registrant had 231,916,378 shares of common stock outstanding, including 3,937,789 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

         Documents Incorporated by Reference: Portions of the Registrant's Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 30, 2012 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipates," "believes," "can impact," "could," "continue," "estimates," "expects," "intends," "may," "ongoing," "plans," "potential," "projects," "should," "will," "will continue to be," "would," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

  •
  our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand and the expected effects of overall market conditions on such demand;

  •
  our belief that the Company is well positioned to benefit from certain industry trends and advancements, and our expectations of the role we will play in those advancements;

  •
  our plans for growth and innovation opportunities;

  •
  our plans to continue to operate as a Company comprised of a portfolio of businesses with a focus on optical and broadband innovation;

  •
  financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, sources of revenue, sources of competition and pricing pressures, the future impact of certain accounting pronouncements and global economic conditions and our estimation of the potential impact and materiality of litigation that arises in the ordinary course of business;

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

PART I

ITEM 1.    BUSINESS

General

Overview

        JDS Uniphase Corporation ("JDSU," also referred to as "the Company," "we," "our," and "us") is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs"), and enterprises. JDSU also is an established leader in providing anti-counterfeiting technologies for currencies and other high value documents and products. In addition, the Company is leveraging its core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including gesture—recognition solutions for consumer electronics.

        To serve its markets, JDSU operates the following business segments: Communications Test and Measurement ("CommTest"), which accounted for approximately 44.9% of net revenue in fiscal 2012; Communications and Commercial Optical Products ("CCOP"), which accounted for approximately 41.7% of net revenue in fiscal 2012; and Advanced Optical Technologies ("AOT"), which accounted for approximately 13.4% of net revenue in fiscal 2012.

Industry Trends

        The trends that drive the broadband communications industry influence our CommTest and CCOP businesses. Adoption of smart mobile devices and demand for high-speed broadband access to support video and other high-bandwidth network traffic applications are straining networks and creating new challenges for JDSU's customers. The growing use of social networking and cloud computing also make network traffic more unpredictable, generating sudden spikes in volume and making it harder to deliver a quality end user experience. Meeting these challenges requires the deployment of advanced network and service enablement solutions and next generation network technologies such as LTE, 40/100G and FTTx. JDSU is well positioned to continue to benefit from these industry trends, and the network complexity they create, due to its leadership in broadband test and measurement and optical communications.

        Trends related to the increasing threat of counterfeiting impact our AOT business. Counterfeiting for currency, pharmaceuticals and other goods, is on the rise because, penalties are relatively light and technological advances, including cheaper, higher-quality printing technology, online marketing that enables counterfeiters to market their products cheaply and anonymously, and cheaper distribution means have made counterfeiting easier than ever. JDSU enjoys long-standing positions with government and leading commercial enterprises built on decades of anti-counterfeiting expertise. JDSU's optically variable pigment technologies protect the integrity of currency and other high value products and documents. We also provide critical optical components for safety, security and consumer markets.

        In addition to communications network and service enablement and anti-counterfeiting solutions, JDSU extends its technology expertise to solve complex problems and deliver unique solutions in other industries. For example, our high-precision lasers enable the trend toward smaller integrated circuits for use in today's compact consumer electronics, the classification and sorting of biological cells using induced fluorescence, and deoxyribonucleic acid ("DNA") sequencing through the appropriate application of monochromatic light. New concentrator photovoltaic ("CPV") cell technology from JDSU captures concentrated sunlight for electrical power generation. Precision optical coatings are used for emerging gesture-recognition and 3D applications as well as high-performance applications in aerospace, entertainment, and biomedical instrumentation.

Sales and Marketing

        JDSU markets its products to telecommunications and cable service providers, NEMs, original equipment manufacturers ("OEM"), enterprises, government organizations, distributors and strategic partners worldwide. Each business segment has a dedicated sales force that communicates directly with customers' executive, technical, manufacturing, and purchasing personnel as needed to determine design, performance, and cost requirements. In addition, all business segments are working to expand opportunities in emerging geographic markets directly and through alternate channels of distribution.

        A high level of support is necessary to develop and maintain long-term collaborative relationships with our customers. JDSU develops innovative products by engaging the customer at the initial design phase and continues to build the relationship as customer needs change and develop. Service and support are provided through JDSU offices and those of its partners worldwide.

Additional Information

        JDSU was incorporated in California in 1979 and reincorporated in Delaware in 1993. JDSU is the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999, and the acquisition of Acterna, Inc. in 2005. Our strategy is to operate as a company comprised of a portfolio of businesses with a focus on optical and broadband innovation.

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

  •
  Enable our customers through collaborative innovation

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

  •
  Maintain and improve our financial flexibility

  We continue to take actions to maintain and improve our financial flexibility to support our global business operations and additional investments in growth and innovation. Key elements of this strategy include maintaining a healthy balance sheet with a strong liquidity position, continued generation of positive cash flow, diligent management of our cash conversion cycle, managing our capital structure to minimize cost of capital and preserve access to additional financing, managing capital market risk and refinancing risk with periodic debt issuance and/or maintenance of revolving credit facilities, and maintaining healthy bank relationships.

  •
  Build a lean and scalable business

  We continue to streamline our manufacturing operations and reduce costs by using contract manufacturers where appropriate and consolidating to reduce our footprint and total fixed costs. In addition, our shared corporate functions model cost-effectively provides our business segments with the centralized strength and depth of a larger company, while allowing each segment to remain focused and responsive to its own market needs.

  •
  Invest in profitable, market-based innovation

  Based on current and anticipated demand, we continue to invest in research and development ("R&D") and through acquisitions and partnerships in new technologies, products and services that offer our customers increased efficiency, higher performance, improved functionality, and/or higher levels of integration. In fiscal 2012, we continued to invest in product development in line with our profitability and growth objectives. The acquisition of Dyaptive Systems Inc. ("Dyaptive") expanded our mobile test product portfolio, supporting our customers' need for solutions that improve the reliability and quality of wireless communications. We also acquired product design, intellectual property and other assets from QuantaSol Limited ("QuantaSol"), a CPV provider based in the United Kingdom. The acquired technology allows more light to be converted to electrical power by raising the efficiency of CPV cells, the most important metric in the solar industry.

  •
  Expand our global market presence

  Long term, we expect higher rates of growth in the Asia-Pacific, Latin America and Eastern Europe regions. Therefore, we are developing products, sales, marketing and customer support to meet the specific needs in these regions in order to serve these customers better.

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

Communications Test and Measurement

        The CommTest business provides instruments, software and services that enable the design, deployment, and maintenance of communication equipment and broadband networks and ensure the quality of services delivered to the end user. These solutions help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for wireless and wireline networks. CommTest products address the test requirements across and at all layers of the network and are used in all phases of the network lifecycle, from R&D in the lab and production line validation to field deployment and service assurance. JDSU also provides test solutions for private enterprise networks, including storage and storage-network technologies.

Markets

        JDSU provides instruments, software, service assurance systems, and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (fixed and mobile) that deliver voice, video, and data services. JDSU communications test solutions support the research, development, and manufacture of network equipment; field service test for fixed and wireless networks, including triple-play deployments for cable, telecom, FTTx, and home networking; and service assurance, which includes monitoring and maintaining quality of experience ("QoE") for cable, wireless and fixed/telecom networks. JDSU also provides protocol-test solutions for the development and field deployment of storage networks.

Customers

        JDSU customers for CommTest include the world's largest communications service providers, NEMs, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, TalkTalk, Telefónica, Telmex, TimeWarner Cable, and Verizon. JDSU test and measurement customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems, EMC, Hewlett-Packard and IBM.

Trends

        As content and application developer providers are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for rich broadband content such as music, gaming, video programming, and movies. Telecommunications and cable service providers are, in turn, planning to increase profitability and average revenue per subscriber ("ARPU") by expanding the capabilities of their packet-based networks to increase their network capacity and to deliver sophisticated, more reliable levels of service required to meet the requirements of content providers, application developers and end users.

        Telecommunications, cable television, satellite, and wireless service providers are competing with each other to offer content providers and consumers the ability to carry virtually any type of voice, data and video content to any device, including smart phones and tablets. With more applications and content available, potential benefits for service providers include increased ARPU and less customer turnover due to better service quality, thus increasing profitability and long-term competitive advantage. As a result, many providers are developing consolidated network architectures intended to enable integrated voice, data and video services from a single provider rather than three separate services from different providers. Integrating legacy and next generation network technology and services create new challenges for communications service providers and undermines service quality and reliability.

        Additionally, growth in the number of worldwide mobile subscribers and the proliferation of new and higher bandwidth services, including video-based content such as news, movies, and gaming, is generating strong growth in demand for network capacity and faster transmission rates. These trends are driving disproportionate capital spending in network technologies related to next-generation wireless, including 3G and 4G/Long Term Evolution ("LTE") and Ethernet-based backhaul of mobile traffic from cell towers; higher-capacity transport solutions to support video communications (40G/100G); and software-driven network and service enablement systems.

        Increasing deployments of higher speed networks, the expansion of IP-based services, the need to reduce deployment time and cost, and the importance of increasing ARPU results in demand for communications test and measurement instruments, systems, software, and services. These solutions support the rapid deployment of new services and sources of revenue, increase customer satisfaction by helping technicians complete installation and repair work quickly and correctly, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of test and measurement solutions positions us well to benefit from these developments.

Strategy

        The CommTest business segment plans to improve profitability and increase revenue by continuing to develop and offer higher-margin, software-based solutions that can remotely and more cost-effectively gather network intelligence our customers need to deliver a quality end user experience, increase ARPU, reduce customer churn and lower operating expenses.

Competition

        JDSU competes against various companies, including Agilent, Anritsu, Danaher (i.e. Fluke and Tektronix), Exfo, Ixia and Spirent. While JDSU faces multiple competitors for each of its product families, it continues to have one of the broadest portfolios of wireline and wireless products and solutions available in the communications test and measurement industry.

Offerings

        JDSU provides end-to-end communications test and measurement solutions for wireless and wireline communications networks, including the core, metro, access, and home networking environments. JDSU is a leader in the test and measurement market and has an installed base of hundreds of thousands of test instruments and systems deployed in communications networks around the world.

Instruments

        JDSU provides instruments that speed the deployment of network technologies and services, ensure reliability and reduce network expenses. Designed to be mobile, these products assist service provider technicians in assessing the performance of network elements and segments or verifying the integrity of the information being transmitted across the network. These instruments incorporate high levels of intelligence and have user interfaces that are designed to simplify operation and minimize training. JDSU test instruments also include those used by NEMs in the design and manufacture of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

Software

        JDSU provides software products and custom software development services to its customers. The Company recently introduced PacketPortal™, a software platform that uses microprobe technology to cost-effectively gather intelligence anywhere in the network for use with a suite of customer care, marketing and other applications. These software applications are created by JDSU as well as third-party application development partners. Another software-driven solution, PacketInsight™, was introduced this year and allows service providers to quickly pinpoint critical data in the core network. JDSU's software solutions are designed to help service providers profitably scale to unprecedented bandwidth demand while providing a high-quality subscriber experience.

Solutions

        JDSU solutions typically consist of integrated hardware and software components that reside in communication networks, such as service assurance solutions. Using an integrated test and measurement system, JDSU customers are able to analyze critical network elements, transmission technologies and protocols from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. From a centralized location, technicians can access the test systems within the network and perform simultaneous test and monitoring functions on one or more elements, either manually or automatically. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.

Services

        JDSU offers a range of product support and professional services geared to comprehensively address our customers' requirements. These services include repair, calibration, software support services and technical assistance for its products. JDSU also offers product and technology training as well as consulting services. JDSU professional services, provided in conjunction with system integration projects, include project management installation and implementation.

Communications and Commercial Optical Products

        The CCOP business segment provides optical communications products used by NEMs for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the tunable XFP. Transport products primarily consist of amplifiers and reconfigurable optical add/drop multiplexers ("ROADMs") and their supporting components such as pump lasers, passive devices, and arrayed waveguides ("AWGs"). In fact, many of today's most advanced optical networks are built on our transport and transmission components, modules and subsystems.

        CCOP also provides lasers employed in a wide variety of OEM applications. JDSU laser products serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation, and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers.

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

        JDSU's portfolio of laser products includes components and subsystems used in a wide variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet ("UV"), visible, and infrared ("IR") wavelengths. JDSU supports customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining arenas.

        The PV business unit provides photonic power for a range of remote sensing applications, including those used by the electric power industry to measure power transmission and is also developing high efficiency concentrator PV cells for the generation of electric power from solar radiation.

Customers

        CCOP serves optical communications equipment manufacturers such as Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor. Customers for PV products include Amplifier Research, Beijing Bosin Industrial Technology, ETS-Lindgren, and Siemens.

Trends

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

        JDSU is a leading provider of the optical products mentioned above which support the trends in this market. JDSU innovation, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip, is resulting in products that have more functionality, are smaller, require less power, and are more cost-effective. For example, the tunable XFP transceiver is 85% smaller than previous tunable models. JDSU also developed the industry's first tunable SFP+ transceiver for enterprise and metro networks. Higher levels of integration have also led to development of the Super Transport Blade ("STB"), which delivers all transport functions in a single, integrated platform, essentially replacing three blades with one.

        JDSU, with its innovative optical communications and flexible, cost-effective transport portfolio, is positioned to be the supplier of choice for next-generation networks.

        Lasers: As technology advances, high-tech and other vital industries increasingly turn to lasers when they need more precision, higher productivity, and energy efficient or "green" alternatives for problems that cannot be solved by mechanical, electronic or other means. For example, lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing, and crime scene investigations, among others. The long term trends in these industries should lead to increased demand for lasers.

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

        Photonic Power and Photovoltaics: The trend toward lighter, cleaner, efficient solutions has led to opportunities for photonics in a variety of applications. The use of photonic power for remote sensors solves the problem of electromagnetic interference ("EMI"), radio frequency ("RF") and other interference associated with the use of electrical power. The need for clean energy is fueling an increase in demand for concentrated photovoltaic power. JDSU proprietary technology already in use for powering remote sensors has led to high efficiency products applicable to electric power generation from solar energy.

        On July 7, 2011, JDSU acquired product design, intellectual property and other assets from QuantaSol, a CPV provider based in the United Kingdom. The acquisition allows JDSU to leverage industry-leading multiple-quantum-well ("MQW") technology from QuantaSol for its CPV cell product platform. MQW technology allows more light to be converted to electrical power by raising the efficiency of CPV cells, the most important metric in the solar industry.

Strategy

        In optical communications, we are focused on technology leadership through collaborative innovation with our customers, cost leadership, and functional integration. We will continue to align the latest technologies with best-in-class, scalable manufacturing and operations to drive the next phase of optical communications with highly integrated technologies that are faster, more agile, and more reliable, making us a valuable business and technology partner for NEMs.

        JDSU leverages its long-term relationships with OEM customers to develop commercial laser innovation. Leveraging established manufacturing, engineering, telecommunications, and photonics expertise, JDSU delivers products that meet cost-of-ownership and reliability needs while delivering on volume production demands.

        In photonic power and PV, JDSU is developing best-in-class performance technology applicable to the growing solar power market.

Competition

        JDSU competes against various public and private companies in markets served by CCOP. A partial list of public company competitors providing optical communications includes Finisar, Fujitsu, Furukawa Electric, Oclaro, Oplink Communications, and Sumitomo Electric. JDSU competitors in the laser market include Coherent, IPG Photonics, Rofin-Sinar, CVI-Melles, and the Spectra-Physics division of Newport Corporation. JDSU competes against Spectrolab and Emcore in the PV market.

        In addition to these established companies, JDSU faces significant and focused competition from other companies and emerging startups. While each of its product families has multiple competitors, JDSU has a broad range of products and leading technologies that are aligned with industry trends and the needs of its customers.

Offerings

        CCOP serves the optical communications, laser and PV markets.

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

Advanced Optical Technologies

        The AOT business segment leverages its core technology strengths of optics and materials science to manage light and color effects. With decades of experience in optical coating and authentication technology, AOT develops innovative anti-counterfeiting solutions for the currency, pharmaceutical and other markets.

Markets

        Our AOT segment provides overt and covert product verification for protection against diversion, brand erosion, and lost revenue due to counterfeiting. These technologies safeguard currency and high security government documents as well as brands in the transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, and fast-moving consumer goods industries through innovative optically variable pigment, holographic, and microtaggant technologies.

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

Customers

        The AOT business segment serves customers such as 3M, Kingston, Lockheed Martin, Northrop Grumman, Pan Pacific, Seiko Epson and SICPA. JDSU technology is used to protect the currencies of China, the European Union, the United States, and other governments around the world. Leading pharmaceutical companies worldwide also use JDSU solutions to protect their brands, as do major issuers of transaction cards such as MasterCard and American Express. JDSU custom color product differentiation and brand enhancement solutions are used by customers such as DuPont.

Trends

        Product integrity is a worldwide, multi-billion dollar issue that poses consumer health and safety risks as well as issues such as, corporate liability, devaluation of brand image, weakening of brand loyalty, and lost revenues. Favored targets include currency, pharmaceuticals, imaging supplies, apparel, automotive parts, consumer electronics, and electronic media. Other issues, such as product diversion where distributors divert products intended for lower-priced markets to higher-priced markets, increasingly require brand protection. The spread of counterfeiting can be attributed to several factors, including using the Internet to facilitate distribution, a ready availability of low-cost, high-quality printing equipment to reproduce product packaging, the elimination of international trade barriers, and an increasingly mobile global society.

        JDSU technology has become a worldwide standard for currency protection. Additionally, the need to protect high-value documents and offer solutions for authenticating personal, identification, and financial documents also is growing. Our authentication products can be combined to offer multilayer solutions for creating effective security programs that combine secure authentication, flexible aesthetics, and ease of application.

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

Competition

        JDSU's competitors in the markets addressed by AOT include providers of special-effect pigments like Merck KGA and from manufacturers of security holograms including Kurz, De La Rue and OpSec; from coating companies such as Nidek, Toppan, and Toray; from display-component companies such as Asahi, Fuji Photo-Optical, Nikon, and Nitto Optical; and from optics companies such as Barr Associates and Deposition Sciences.

Offerings

        AOT consists of the Authentication Solutions Group ("ASG"), which has offerings for brand protection and document authentication; the Custom Optics Product Group ("COPG"), which offers optical thin-film coatings for a range of markets; and the Flex Products Group ("Flex"), which offers currency protection, custom color solutions, and printing services.

Currency Protection

        JDSU's optically variable pigment technology overt security technology has become a standard used by governments worldwide for currency protection. This technology provides a color-shifting effect that enables positive, easy visual verification and deters counterfeiting. In fiscal 2012, we completed most of the expansion of our capacity for optically variable pigment anti-counterfeiting production capabilities in Beijing, China.

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

Document authentication

        JDSU optically variable pigment technology, which produces color-shifting and other optical effects, and other authentication technologies are used to combat forgery and counterfeiting, protect against alteration of data, and allow for immediate verification of high-value documents. JDSU works closely with its customers to design these solutions to meet their specific needs for passports, personal identification, and other government and secure documents.

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

Printing Services

        Proprietary printing processes and a current good manufacturing practices ("cGMP") compliant environment deliver solutions for labels, closures, hang tags, and flexible packaging for authentication and custom color solutions. In addition, JDSU provides high quality flexographic and gravure printing for labels for retail and apparel, healthcare, food and beverage, automotive, consumer goods and personal care.

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

        In January 2012, we completed the acquisition of Dyaptive based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 15.0 million in cash, including a holdback payment of approximately CAD 2.1 million which is due in December 2012.

        In July 2011, we completed the acquisition of critical product design, patented intellectual property and other assets from QuantaSol, for a cash purchase price consideration of approximately $3.7 million.

        In May 2010, we completed the acquisition of the Network Solutions Division ("NSD") of Agilent Technologies, Inc. ("Agilent"), where we acquired certain assets and assumed certain liabilities of NSD for a total cash purchase price consideration of approximately $163.8 million.

        In July 2009, we completed the acquisition of the Storage Network Tools business ("SNT") from Finisar Corporation ("Finisar"), where we acquired certain assets and assumed certain liabilities of SNT for a total cash purchase price consideration of approximately $40.7 million.

        Please refer to "Note 5. Mergers and Acquisitions" of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2012, 2011 and 2010.

Restructuring Programs

        We continue to consolidate the manufacturing of our products based on core competencies, cost efficiency, and alternative manufacturers, where appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers. We completed the process of outsourcing a portion of manufacturing in our AOT segment in North America during fiscal 2012. In the last three fiscal years, we restructured and reorganized our CommTest segment to improve the efficiency of the manufacturing operations, R&D and sales organization by reducing/rationalizing headcount, consolidating the number of contract manufacturer locations worldwide and moving them to lower cost regions, and consolidating and centralizing similar functions to fewer sites designed to improve leverage. In the current fiscal year, we initiated the transition of moving the repair organization to an outsourced partner. Additionally, we continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

        During fiscal 2012, 2011, and 2010, we incurred R&D expenses of $246.0 million, $239.9 million, and $174.9 million, respectively. The number of employees engaged in R&D was approximately 1,400 as of June 30, 2012, 1,450 as of July 2, 2011, and 1,350 as of July 3, 2010.

        We devote substantial resources to R&D to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both the performance of that product and our ability to manufacture it in greater volume and at lower cost.

        In our CommTest segment, we develop portable test instruments for field service technicians, systems and software used in Network Operations Centers, and instruments used in the development, testing and production of communications network components, modules and equipment. We are increasing our focus on IP-based service assurance and customer experience management, and test instruments for wireless networks and services, while continuing to develop tools for fiber optic, optical transport, Ethernet, broadband access, video test and storage network testing. We have centers of excellence for product marketing and development in Asia, Europe and North America.

        In our CCOP segment, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on self-aware network components and modules, such as ROADMs and tunable devices needed for long-haul and metro market segments, as well as expanding our transmission transceiver portfolio to support telecom, local area network, storage area network, and enterprise market segments. We are also responding to our customers' requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs. We are providing optical technology for gesture-recognition systems that enable the control of technology by natural body gestures instead of using a remote, mouse, or other device. Emerging gesture recognition systems simplify the way that people interact with technology, and are initially being used in applications for home entertainment and computing. In addition, our CCOP and AOT segments have been working together to develop CPV cells for the solar market aimed at large commercial and utility scale installations. We continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components developed within our CCOP segment. All these developments are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.

        In our AOT segment, our R&D efforts concentrate on developing more innovative solutions from our core anti-counterfeiting technology expertise. Our strong participation in the currency security market is being augmented with new advances in optically variable pigment technology. We are also developing anti-counterfeiting solutions for the pharmaceutical and consumer electronic markets. AOT leverages its optical coating technology expertise to develop applications for the government and defense markets. AOT has also developed new products in the growing spectrometer market, introducing an innovative handheld solution with applications in the law enforcement, pharmaceutical, food and agriculture, and defense and security markets.

Manufacturing

        As of June 30, 2012 our significant manufacturing facilities were located in the United States, China, France, and Germany. Additionally, our significant contract manufacturing partners were located in China, Malaysia, Mexico, and Thailand.

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

Patents and Proprietary Rights

        Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2012, we owned approximately 1,550 U.S. patents and approximately 800 foreign patents, and we have approximately 740 patent applications pending throughout the world.

Backlog

        Backlog consists of purchase orders for products for which we have assigned shipment dates within the following 12 months. As of June 30, 2012 our backlog was approximately $417 million as compared to $398 million at July 2, 2011. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

        We employed approximately 4,950 employees as of June 30, 2012, compared to approximately 5,000 and 4,700 as of July 2, 2011 and July 3, 2010, respectively. Our workforce as of June 30, 2012 included approximately 1,950 employees in manufacturing, 1,400 employees in R&D, 600 employees in general and administration, and 1,000 employees in sales and marketing, respectively.

        Similar to other technology companies, we rely upon our ability to use stock options, "Full Value Awards", and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards include Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.

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

        Although we had net profits of $71.6 million in fiscal 2011, we incurred net losses of $55.6 million and $61.8 million in fiscal years 2012 and 2010, respectively. As a portfolio company, comprised of many product lines, with diverse operating metrics and markets, our profit performance in a particular period is generally a function of both revenue and product mix factors. For example, our product portfolio has a broad gross margin range. Moreover, the profit contribution of each of our business segments currently varies materially. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

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

  •
  continuing high levels of selling, general and administrative, ("SG&A") expenses; and

  •
  seasonal fluctuations in revenue from our CommTest segment.

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

        Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. When combined with ongoing customer consolidation activity and periodic manufacturing and inventory initiatives, the recent worldwide economic downturn and uncertain recovery, including but not limited to the effects of deteriorating credit markets, could lead to reduced demand from our customers and increased price competition for our products, increased risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. The worldwide economic downturn may further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets deteriorate and our future sales decline, our financial condition and results of operations would likely be materially adversely impacted.

        In particular, recent economic uncertainty in Europe has led to reduced demand in our optical communications product portfolios. If economic conditions in Europe do not recover or continue to deteriorate this may further adversely affect our operations. Actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, which could have an adverse effect on our customers' operations, which could reduce demand for our products.

        In addition, we have significant long-lived assets recorded on our balance sheet. We will continue to evaluate the recoverability of the carrying amount of our goodwill and long-lived assets on an ongoing basis, and we may incur substantial impairment charges, which would adversely affect our financial results. There can be no assurance that the outcome of such reviews in the future will not result in substantial impairment charges. Impairment assessment inherently involves judgment as to assumptions about expected future cash flows and the impact of market conditions on those assumptions. Future events and changing market conditions may impact our assumptions as to prices, costs, holding periods or other factors that may result in changes in our estimates of future cash flows. Although we believe the assumptions we used in testing for impairment are reasonable, significant changes in any one of our assumptions could produce a significantly different result. If, in any period, our stock price decreases to the point where the fair value of the Company, as determined by our market capitalization, is less than our book value, this too could indicate a potential impairment and we may be required to record an impairment charge in that period.

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

  •
  We have experienced increases in demand for certain of our products, in the midst of our cost reduction programs, which have strained our execution abilities as well as those of our suppliers. Because of this, we at times experience periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

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

  •
  We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain of our products. Our business and results of operations have been, and could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies, and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet customers' expectations and may materially impact our operating results.

  •
  New product programs and introductions involve changing product specifications and customer requirements, unanticipated engineering complexities, difficulties in reallocating resources and overcoming resource limitations and with their increased complexity, which expose us to yield and product risk internally and with our suppliers.

        These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see (a) periodic difficulty responding to customer delivery expectations for some of our products, (b) yield and quality problems, particularly with some of our new products and higher volume products, and (c) additional funds and other resources to respond to these execution challenges. From time to time, we have had to divert resources from new product research and development and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.

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

        We have a strategic alliance with SICPA, our principal customer for our light interference microflakes that are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, optically variable pigment, for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including, among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

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

  •
  inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company's or business's procedures and controls;

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

  •
  potential adverse tax consequences.

        Net revenue from customers outside the Americas accounted for 49.6%, 51.4% and 51.5% of our total net revenue for fiscal 2012, 2011 and 2010, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and consequently further expose us to the risks associated with such international sales.

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

        We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. For example, we recently implemented a global Oracle system rollout to improve system integration and performance. In addition, we rely upon certain third party hosting and support services. Any failure to manage, expand and update our information technology infrastructure, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in certain sites in the performance of their services could materially and adversely harm our business.

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

        We issued $425 million of indebtedness in May and June 2006 in the form of 1% Senior Convertible Notes due 2026. As of June 30, 2012, the principal amount of these notes which remained outstanding is $311.0 million. The issuance of these notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of those notes are entitled to convert those notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

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

        Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee in all of our operating segments for a number of third-party technologies, software and intellectual property rights from academic institutions, our competitors and others, and are required to pay royalties to these licensors for the use thereof. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. In the future licenses to third-party technology may not be available on commercially reasonable terms, if at all.

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

        Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, be derived from, or contain, "open source" software, which is software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open source licenses are subject to occasional revision. In the event future iterations of open source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

We face certain litigation risks that could harm our business.

        We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits, particularly the securities class actions and stockholder derivative actions, have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management's time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see the "Legal Proceedings" portion of this Annual Report.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own and lease various properties in the United States and in 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 163,000 square feet is located in Milpitas, California. As of June 30, 2012, our leased and owned properties in total provided us with aggregate square footage of approximately 2.1 million, of which less than 15,000 square feet is owned. Larger leased sites include properties located in China,

Canada, France, Germany, Singapore, and the United States. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

        From time to time we consider various alternatives related to our long-term facilities' needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.

ITEM 3.    LEGAL PROCEEDINGS

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "JDSU" and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol "JDU." Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 28, 2012, we had 231,916,378 shares of common stock outstanding, including 3,937,789 exchangeable shares. The closing price on July 27, 2012 was $9.95 for the common stock and Canadian $10.07 for the exchangeable shares. The following table summarizes the high and low closing sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2012 and 2011.

	High	Low
Fiscal 2012:
Fourth Quarter	$14.59	$9.45
Third Quarter	14.93	10.68
Second Quarter	12.64	8.99
First Quarter	16.70	9.85
Fiscal 2011:
Fourth Quarter	$22.06	$15.51
Third Quarter	28.16	14.78
Second Quarter	14.63	10.24
First Quarter	12.82	9.19

        As of July 28, 2012, we had 5,562 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

        In May 2012, we repurchased $14.0 million aggregate principal amount of the 1% Senior Convertible Notes for $13.9 million in cash.

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

        The following graph and table set forth the Company's total cumulative stockholder return, assuming reinvestment of dividends, of an investment of $100 in June 2007 and ending June 2012 in: (i) the Company's Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JDS Uniphase Corporation

        *$100 invested on 6/30/07 in stock or index.

	6/07	6/08	6/09	6/10	6/11	6/12
JDS Uniphase Corporation	100.00	84.59	42.59	73.27	124.05	81.91
S&P 500	100.00	85.14	61.15	68.56	87.85	90.61
NASDAQ Composite	100.00	88.08	70.49	81.02	106.54	112.75
NASDAQ Telecommunications	100.00	89.12	72.12	71.84	81.44	70.79

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

	Years Ended
	June 30, 2012	July 2, 2011(4)	July 3, 2010(1)(2)(3)	June 27, 2009(1)(2)	June 28, 2008(1)(2)
Consolidated Statement of Operations Data:
Net revenue	$1,682.1	$1,804.5	$1,363.9	$1,283.3	$1,512.0
Gross profit	710.0	790.9	547.1	486.6	579.6
Amortization of other intangibles	28.9	32.2	27.8	27.0	30.0
Impairment of goodwill	—	—	—	741.7	37.0
Loss (gain) on disposal and impairment of long-lived assets	22.7	1.5	(2.0)	13.2	6.7
Restructuring and related charges	12.5	14.8	17.7	38.5	6.7
Total operating expense	739.1	725.5	601.3	1,386.5	713.8
(Loss) income from operations	(29.1)	65.4	(54.2)	(899.9)	(134.2)
(Loss) income from continuing operations, net of tax	(55.6)	71.6	(59.7)	(906.2)	(41.5)
Net (loss) income	(55.6)	71.6	(61.8)	(909.5)	(40.3)
(Loss) income from continuing operations per share—basic	(0.24)	0.32	(0.27)	(4.20)	(0.19)
(Loss) income from continuing operations per share—diluted	(0.24)	0.31	(0.27)	(4.20)	(0.19)
Net (loss) income per share—basic	(0.24)	0.32	(0.28)	(4.22)	(0.18)
Net (loss) income per share—diluted	(0.24)	0.31	(0.28)	(4.22)	(0.18)

	Years Ended
	June 30, 2012	July 2, 2011(1)	July 3, 2010(1)(3)	June 27, 2009(1)	June 28, 2008(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$752.7	$728.7	$600.1	$695.5	$884.7
Working capital	656.1	885.5	723.7	797.9	983.8
Total assets	1,869.5	1,950.7	1,703.6	1,668.1	2,904.6
Long-term obligations	176.6	466.7	444.0	423.7	524.8
Total stockholders' equity	1,038.8	1,065.4	908.7	934.5	1,934.5

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

        JDSU is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, NEMs, and enterprises. JDSU is also an established leader in developing anti-counterfeiting technologies for currencies and other high value documents and products. In addition, the Company is leveraging its core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including gesture—recognition solutions for consumer electronics.

        To serve its markets, JDSU operates in the following business segments: Communications Test and Measurement ("CommTest"), Communications and Commercial Optical Products ("CCOP"), and Advanced Optical technology ("AOT").

Communications Test and Measurement

        The CommTest business segment provides instruments, software and services for communications network operators and equipment manufacturers that deliver and/or operate wireline and wireless networks.

        JDSU communications test solutions help accelerate the deployment of new services, lower operating expenses, reduce customer turnover, and increase productivity across each critical phase of the network lifecycle, including R&D, production, deployment, and customer experience management ("CEM"). JDSU enables the effective management of voice, data and video services by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

        JDSU test solutions address lab and production (capacity expansion, 40G/100G), field service (triple-play deployments for cable, telecom, FTTx, and home networking), wireless (load testing, drive test, protocol test), and CEM (quality of experience for wireless and wireline networks). JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

        JDSU test and measurement customers include the world's largest communications service providers, communications-equipment manufacturers, and government organizations. These include major telecom service providers, wireless operators and cable operators including AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, TalkTalk, Telefónica, Telmex, TimeWarner Cable, and Verizon. Network equipment manufacturing customers include Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, and Huawei. Customers in the storage group are chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage group customers include Brocade, Cisco Systems, EMC, Hewlett-Packard, and IBM.

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

        Today's most advanced optical networks are built with JDSU transport and transmission components, modules, and subsystems. Customers for our Optical Communications products include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. Customers for JDSU Commercial Lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor. Customers for Photovoltaic Products include Amplifier Research, Beijing Bosin Industrial Technology, ETS-Lindgren, and Siemens.

Advanced Optical Technologies

        The AOT business segment leverages its core technology strengths in optics and materials science to manage light and/or color effects for a wide variety of markets—from product security to space exploration. AOT consists of our Custom Optics Product Group ("COPG"), Flex Products Group ("Flex") , and our Authentication Solutions Group ("ASG").

        The Flex group produces color-shifting pigments that protect the currencies of more than 100 countries including China, those in the European Union, and the United States. It also provides anti-counterfeiting solutions to the pharmaceutical and other industries.

        The COPG group provides precise, high-performance, optical thin-film coatings for a variety of applications in government and aerospace, biomedical, display, office automation, entertainment, and other emerging markets. These applications include night-vision goggles, satellite solar covers, medical instrumentation, information displays, office equipment, computer-driven projectors, 3D cinema and gesture recognition.

        ASG provides multilayer authentication solutions that include overt, covert, forensic, and digital technologies for protection from product and document counterfeiting and tampering. These solutions, many of which leverage AOT color-shifting and holographic technologies, safeguard brands in the secure document, transaction card, pharmaceutical, consumer electronics, printing/imaging supplies, licensing, and fast-moving consumer goods industries.

        The AOT business segment serves customers such as 3M, Kingston, Lockheed Martin, Northrop Grumman, Pan Pacific, Seiko Epson, and SICPA.

Overview

  •
  Net revenue in fiscal 2012 decreased 6.8%, or $122.4 million, to $1,682.1 million from $1,804.5 million in fiscal 2011. Net revenue in fiscal 2012 consisted of $754.8 million, or approximately 44.9% of net revenue, from CommTest, $701.6 million, or approximately 41.7% of net revenue, from CCOP, and $225.7 million, or approximately 13.4% of net revenue, from AOT.

  •
  Gross margin in fiscal 2012 decreased 1.6 percentage points to 42.2% from 43.8% in fiscal 2011. The decrease in gross margin was primarily due to decreased sales in our CCOP and CommTest segments, reduced absorption of manufacturing costs and decreased operating efficiency due to a decline in volume in our CCOP segment, and pricing reductions impacting certain product lines in our CCOP and AOT segments.

  •
  R&D expense in fiscal 2012 increased 2.5%, or $6.1 million, to $246.0 million from $239.9 million in fiscal 2011. The increase was primarily due to increased investment in R&D projects to develop new product platforms and drive future growth, particularly in our CCOP segment. As a percentage of revenue, R&D expense increased to 14.6% from 13.3% in fiscal 2011.

  •
  SG&A expense in fiscal 2012 decreased 1.9%, or $8.1 million, to $429.0 million from $437.1 million in fiscal 2011. The decrease was primarily a result of decreased variable incentive pay and lower sales commissions due to a decrease in operating income, partially offset by increased investment in information technology and a litigation settlement. As a percentage of revenue, SG&A expenses increased to 25.5% from 24.2% in fiscal 2011.

Recently Issued Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be applied retrospectively. The adoption of this guidance will expand existing disclosure requirements but will not have a material impact on the consolidated financial statements.

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

Stock-based Compensation

        We estimate the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of our common stock. We use the Lattice model to estimate the fair value of certain performance based options with market conditions. The fair value of the time based Full Value Awards is based on the closing market price of our common stock on the date of award. We use a Monte Carlo simulation to estimate the fair value of certain performance based Full Value Awards with market conditions.

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

Goodwill Valuation

        We test goodwill for possible impairment on an annual basis in our fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; change in customer, target market and strategy; unanticipated competition; loss of key personnel; or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.

        In fiscal 2012, the FASB amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (>50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. We elected to early adopt this accounting guidance for our annual impairment test performed in the fourth quarter of fiscal 2012.

        Application of the goodwill impairment test requires judgments, including: identification of the reporting units; assigning assets and liabilities to reporting units; assigning goodwill to reporting units; a qualitative assessment to determine whether there are any impairment indicators; determining the fair value of each reporting unit; forecasting of future operating results used in the preparation of the estimated future cash flows, including forecasted revenues and costs, timing of overall market growth and our percentage of that market, discount rates and growth rates in terminal values.

        We base our estimates on historical experience and on various assumptions about the future that we believe are reasonable based on available information. Unanticipated events and circumstances may occur that affect the accuracy of our assumptions, estimates and judgments. For example, if the price of our common stock were to significantly decrease combined with other adverse changes in market conditions, thus indicating that the underlying fair value of our reporting units may have decreased, we might be required to reassess the value of our goodwill in the period such circumstances were identified.

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

        Recoverability is assessed based on the carrying amounts of the long-lived assets or asset groups and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisals in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

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

Restructuring Accrual

        In accordance with authoritative guidance on accounting for costs associated with exit or disposal activities, generally costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. Additionally, a liability for post-employment benefits for workforce reductions related to restructuring activities is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.

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

Results of Operations

        The following table sets forth the components of our Consolidated Statements of Operations as a percentage of net revenue:

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Segment net revenue:
CommTest	44.9%	44.5%	47.1%
CCOP	41.7	42.7	36.6
AOT	13.4	12.8	16.3

Net revenue	100.0	100.0	100.0
Cost of sales	54.3	53.0	56.2
Amortization of acquired technologies	3.5	3.2	3.7

Gross profit	42.2	43.8	40.1

Operating expenses:
Research and development	14.6	13.3	12.8
Selling, general and administrative	25.5	24.2	28.1
Amortization of other intangibles	1.7	1.8	2.0
Loss (gain) on disposal and impairment of long-lived assets	1.3	0.1	(0.1)
Restructuring and related charges	0.8	0.8	1.3

Total operating expenses	43.9	40.2	44.1

(Loss) income from operations	(1.7)	3.6	(4.0)
Interest and other income (expense), net	0.7	0.1	0.6
Interest expense	(1.6)	(1.4)	(1.8)
Gain on sale of investments	0.1	0.2	1.0

(Loss) income from continuing operations before income taxes	(2.6)	2.5	(4.2)
Provision for (benefit from) income taxes	0.7	(1.5)	0.2

(Loss) income from continuing operations, net of tax	(3.3)	4.0	(4.4)
(Loss) income from discontinued operations, net of tax	—	—	(0.1)

Net (loss) income	(3.3)%	4.0%	(4.5)%

Financial Data for Fiscal 2012, 2011, and 2010

        The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2012	2011	Change	Percentage Change	2011	2010	Change	Percentage Change
Segment net revenue:
CommTest	$754.8	$803.0	$(48.2)		$803.0	$642.7	$160.3
CCOP	701.6	770.8	(69.2)		770.8	499.3	271.5
AOT	225.7	230.7	(5.0)		230.7	221.9	8.8

Net revenue	$1,682.1	$1,804.5	$(122.4)	(6.8)%	$1,804.5	$1,363.9	$440.6	32.3%

Gross profit	710.0	790.9	(80.9)	(10.2)%	790.9	547.1	243.8	44.6%
Gross margins	42.2%	43.8%			43.8%	40.1%
Research and development	246.0	239.9	6.1	2.5%	239.9	174.9	65.0	37.2%
Percentage of net revenue	14.6%	13.3%			13.3%	12.8%
Selling, general and administrative	429.0	437.1	(8.1)	(1.9)%	437.1	382.9	54.2	14.2%
Percentage of net revenue	25.5%	24.2%			24.2%	28.1%
Amortization of intangibles	87.5	89.1	(1.6)	(1.8)%	89.1	78.4	10.7	13.6%
Percentage of net revenue	5.2%	4.9%			4.9%	5.7%
Loss (gain) on disposal and impairment of long-lived assets	22.7	1.5	21.2	1,413.3%	1.5	(2.0)	3.5	(175.0)%
Percentage of net revenue	1.3%	0.1%			0.1%	(0.1)%
Restructuring and related charges	12.5	14.8	(2.3)	(15.5)%	14.8	17.7	(2.9)	(16.4)%
Percentage of net revenue	0.7%	0.8%			0.8%	1.3%

Net Revenue

        Net revenue in fiscal 2012 decreased 6.8%, or $122.4 million, to $1,682.1 million from $1,804.5 million in fiscal 2011. The decrease was primarily due to a decline in volume in our CommTest and CCOP segments.

        Net revenue decreased by $48.2 million in our CommTest segment primarily due to uncertainty in the macro-economic environment which reduced carriers' spending in North America broadly across products in the instruments product portfolio. Carriers are spending cautiously as their end customers are delaying purchases, particularly in Europe and North America. This decrease was partially offset by growth within the instruments product portfolio and the customer experience management ("CEM") product portfolio in the Asia-Pacific region. Net revenue decreased by $69.2 million in our CCOP segment. The decrease was primarily driven by a decline in volume due to reduced demand in our optical communications product portfolios arising from uncertainty in the macro-economic environment, particularly in Europe, flooding in Thailand and price reductions in line with business expectations. This decline was partially offset by an increase in volume and demand in our Pluggables and Fiber Lasers product lines. Within the optical communications product portfolio, volume declined in our gesture recognition products compared to the successful launch of these products in fiscal 2011. Volume also declined in our Circuit Packs and ROADMs product lines. During the second fiscal quarter of 2012 flooding in Thailand temporarily suspended operations of Fabrinet, one of CCOP's primary manufacturing partners, affecting net revenue by approximately $15 million. Net revenue in our AOT segment decreased $5.0 million due primarily due to reduced demand for our gesture recognition products, which was partially offset by increases in our currency products.

        Net revenue in fiscal 2011 increased 32.3%, or $440.6 million, to $1,804.5 million from $1,363.9 million in fiscal 2010. This increase was primarily due to an increased demand for our products driven by a broad based improvement in the global macro-economic environment, and specifically in the markets in which our segments operate. The significant yearly revenue increase was magnified relative to fiscal 2010, because fiscal 2010 net revenue was adversely impacted by the worldwide global recession in the first half of fiscal 2010. We saw the recovery from this recession begin during the second half of fiscal 2010 and continue at an increasing pace in fiscal 2011. In addition to the impact of the improvements in the global macro-economic environment on demand for our products, there were other factors which contributed to our increase in net revenue, as discussed below.

        CommTest revenue increased $160.3 million largely due to the NSD acquisition in May 2010, the fourth quarter of fiscal 2010, which contributed $112.3 million of the increase in revenue in fiscal 2011. The overall improvements in the macro-economic environment in fiscal 2011 helped drive an increase in revenues across a broad portfolio of our product lines, including Fiber, Video Broadband & Access and Metro/Transport. CCOP revenue increased $271.5 million primarily due to improvements in the economic environment of the optical communication industry in fiscal 2011 that led to an increase in demand and volume of our Pluggables, High Powered Lasers, Modulators, Tunables, ROADMS, Commercial Lasers and Circuit Pack product lines. Another factor in the fiscal 2011 increase in revenue was the introduction of new product platforms and product variants and the expansion of our market share in certain customer accounts. The full year impact of revenue from new products such as Tunable XFP and Gesture Recognition in the CCOP segment, which were introduced in the second and third quarter of fiscal 2010, respectively, was realized in fiscal 2011. The CCOP segment released new ROADM product variants in fiscal 2011, which also contributed to the increase in net revenue. AOT revenue increased $8.8 million due to higher demand for Gesture Recognition and Transaction Card products.

        Going forward, we expect to continue to encounter a number of industry and market structural risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, recent economic uncertainty in Europe has led to decreased demand in our optical communications product portfolios, and we cannot predict when or to what extent this demand will recover. These structural risks and uncertainties include: (a) strong pricing pressures, particularly within our CCOP markets, due to, among other things, a highly concentrated customer base, increasing Asia-based competition, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue variability, as well as gross profit variability due to, among other things, factory utilization fluctuations and inventory and supply chain management complexities; and (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry. Moreover, the current trend of communication industry consolidations is expected to continue, directly affecting our CCOP and CommTest customer base and adding additional risk and uncertainty to our financial and business predictability. Our program of assembly manufacturing transitions will continue, but until completed, these activities will continue to present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks, while expected to diminish over the next several quarters, limit our ability to predict longer term revenue, profitability and general financial performance.

        We operate primarily in three geographic regions: Americas, Europe Middle East and Africa ("EMEA") and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenue:
Americas	$847.9	$877.6	$662.0
EMEA	402.7	475.5	374.6
Asia-Pacific	431.5	451.4	327.3

Total net revenue	$1,682.1	$1,804.5	$1,363.9

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $686.8 million, $695.9 million, and $532.8 million, for the fiscal years ended 2012, 2011, and 2010, respectively, based on customers' shipment location. Net revenue from customers outside the Americas represented 49.6%, 51.4%, and 51.5% of net revenue for the fiscal years ended 2012, 2011, and 2010, respectively. Consolidated revenues decreased year over year and in each geographical region in which we operate. While the proportion of consolidated revenues contributed by each geographical region did not change significantly from fiscal 2011 to fiscal 2012, the impact of the uncertainty in the macro-environment in Europe resulted in a small decrease in the proportion of revenue attributed to that region. We expect revenue from our customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth.

        During fiscal 2012, 2011, and 2010, no one single customer accounted for more than 10% of net revenue.

Gross Margin

        Gross margin in fiscal 2012 decreased 1.6 percentage points to 42.2% from 43.8% in fiscal 2011. The decrease in gross margin was primarily due to declines in net revenue and unfavorable product mix in our CCOP and AOT segments. Net revenue decreased in our optical communications product portfolios of our CCOP segment, particularly in our gesture recognition products and Circuit Pack and ROADMs product lines, due to reductions in pricing and volume which reduced absorption of manufacturing costs and decreased operating efficiency. Additionally, our CCOP segment experienced higher production variances as a result of flooding in Thailand which temporarily suspended the operations of Fabrinet, one of CCOP's primary manufacturing partners, during the second fiscal quarter of 2012. Net revenue decreased in our gesture recognition products of our AOT segment, due to reductions in volume, which reduced absorption of manufacturing costs. Additionally, the decline in gross margin in our AOT segment, was due to a decline in the pricing of certain currency products. Gross margin in our CommTest segment remained relatively flat in fiscal 2012 compared to fiscal 2011.

        Gross margin in fiscal 2011 increased 3.7 percentage points to 43.8% from 40.1% in fiscal 2010. The increase in gross margin was primarily due to greater manufacturing efficiencies resulting from increases in product volume, which improved overhead absorption in our CCOP and CommTest segments, as well as improved product mix. Our CCOP segment experienced higher absorption of manufacturing cost from higher product volumes, thereby increasing gross margin, particularly in our Pluggables, High Powered Lasers, Modulators, Tunables, ROADMS, Commercial Lasers and Circuit Pack product lines. Our CCOP segment also introduced new product platforms and product variants in fiscal 2010 and 2011 and further increased manufacturing efficiencies in fiscal 2011 as compared to fiscal 2010 from the on-going consolidation of CCOP manufacturing sites which took place in fiscal 2010 and fiscal 2009 contributing to an increase in gross margin. In our CommTest segment, the increase in gross margin was primarily due to improved product mix, which in part was driven by the acquisition of the NSD business in the fourth quarter of fiscal 2010. The acquisition of the NSD business helped to significantly improve product offering mix with an emphasis on software and solution sales contributing to higher gross margin for the overall CommTest segment. As in our CCOP segment, CommTest also benefitted significantly from higher volumes of multiple product lines such as Fiber, Video Broadband & Access, Metro/Transport which also resulted in higher absorption of manufacturing cost thereby increasing gross margin. Gross margin decreased slightly in the AOT segment due to change in product mix.

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

Research and Development

        R&D expense in fiscal 2012 increased 2.5%, or $6.1 million, to $246.0 million from $239.9 million in fiscal 2011. The increase in R&D expense was primarily due to increased investment in R&D projects to develop new product platforms and drive future growth, particularly in our CCOP segment. The increase was partially offset by reductions in our CommTest segment's R&D spending as a result of restructuring activities, reductions in headcount, and decreased variable incentive pay due to a decrease in operating income. Total R&D headcount decreased from approximately 1,450 in fiscal 2011 to 1,400 in fiscal 2012. As a percentage of revenue, R&D expense increased from 13.3% in fiscal 2011 to 14.6% in fiscal 2012.

        R&D expense in fiscal 2011 increased 37.2%, or $65.0 million, to $239.9 million from $174.9 million in fiscal 2010. The increase was primarily a result of increased investment in development projects, together with higher compensation and benefits costs due to increased headcount, partly as a result of the acquisition of NSD in fiscal 2010, but also as a result of increased organic investment. Total R&D headcount increased from approximately 1,350 in fiscal 2010 to 1,450 in fiscal 2011. As a percentage of revenue, R&D expense slightly increased from 12.8% in fiscal 2010 to 13.3% in fiscal 2011.

        We believe that investment in R&D is critical to attaining our strategic objectives. Historically, we have devoted significant engineering resources to assist with production, quality and delivery challenges which can impact our new product development activities. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.

Selling, General and Administrative ("SG&A")

        SG&A expense in fiscal 2012 decreased 1.9%, or $8.1 million, to $429.0 million from $437.1 million in fiscal 2011. The decrease in SG&A expense was primarily due to decreased variable incentive pay and lower sales commissions due to a decrease in net revenue and operating income, partially offset by increased investment in information technology and a litigation settlement. Please refer to "Note 18. Commitment and Contingencies" for more information on legal proceedings. As a percentage of revenue, SG&A expenses increased from 24.2% in fiscal 2011 to 25.5% in fiscal 2012.

        SG&A expense in fiscal 2011 increased 14.2%, or $54.2 million, to $437.1 million from $382.9 million in fiscal 2010. The dollar increase was primarily related to higher sales commissions due to increased revenues, increased variable incentive pay due to improved operating performance and increased investment in information technology, together with increases associated with the NSD acquisition. As a percentage of revenue, SG&A expenses decreased from 28.1% in fiscal 2010 to 24.2% in fiscal 2011.

        We intend to continue to focus on reducing our SG&A expenses as a percentage of revenue. We have in the recent past, experienced and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions related expenses and legal expenses in connection with litigation, which could increase our SG&A expenses, and potentially impact our profitability, in any particular quarter. We are also increasing SG&A expenses in near term to upgrade business infrastructure and systems.

Amortization of Intangibles

        Amortization of intangibles for fiscal 2012 decreased 1.8%, or $1.6 million, to $87.5 million from $89.1 million in fiscal 2011.

        Amortization of intangibles for fiscal 2011 increased 13.6%, or $10.7 million, to $89.1 million from $78.4 million in fiscal 2010, due to additional intangible assets acquired through the NSD acquisition during the fourth quarter of fiscal 2010.

Acquired In-Process Research and Development ("IPR&D")

        In accordance with authoritative guidance, we recognize IPR&D at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. We periodically review the stage of completion and likelihood of success of each IPR&D project. The nature of the efforts required to develop IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements. During fiscal 2010, we acquired IPR&D through the acquisitions of SNT and NSD. The current status of our significant IPR&D projects from acquisitions is as follows:

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

NSD Acquisition

        NSD was acquired in May 2010 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, NSD was in the process of developing the next generation network probes. During the third quarter of fiscal 2012 we completed the $9.8 million IPR&D project and transferred it from indefinite life intangible assets to acquired developed technology and began amortizing the developed technology intangible asset over its useful life of 5 years.

Loss (gain) on Disposal and Impairment of Long-Lived Assets

        During fiscal 2012 and 2011, we recorded $22.7 million and $1.5 million, respectively of loss on disposal and impairments of our long-lived assets in accordance with the authoritative accounting guidance regarding disposal or impairment of long-lived assets. During fiscal 2010, we recorded $2.0 million of gain on disposal and impairment of our long-lived assets in accordance with the same guidance.

        The following table summarizes the components of the impairment of intangibles and gain/loss on long-lived assets (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Loss (gain) on Disposal and Impairment of Long-Lived Assets:
Assets held and used	$21.5	$—	$—
(Gain) on the sale of assets	(0.6)	(0.1)	(0.1)
Long-lived assets to be disposed of other than sale	1.8	1.6	(1.9)

Total loss (gain) on disposal and impairment of long-lived assets	$22.7	$1.5	$(2.0)

Fiscal 2012

Assets Held and Used:

        In the fourth quarter of fiscal 2012, Company made an assessment based on business conditions and market forecast to explore strategic alternatives for its holograms business within AOT reportable segment which may result in exit activities significantly before the end of its previously estimated useful life.

        Correspondingly, under the authoritative guidance, the Company estimated the future net undiscounted cash flows expected to be generated using a probability-weighed approach for various scenarios. The cash flow period was based on the remaining useful life of the primary asset. The estimated future net undiscounted cash flows were then compared to the carrying amount of the long-lived asset group. The result of the analysis indicated that the estimated undiscounted cash flows were less than the carrying amount of the long-lived asset group, and accordingly the long-lived asset group related to holograms business is not recoverable. The Company recorded the long-lived asset impairment charge of $18.8 million related to the intangibles and $2.7 million related to plant, property and equipment based on the discounted cash-flows under various scenarios. The entire impairment amount was recorded in the Consolidated Statements of Operations as a component of Loss (gain) on disposal and impairment of long lived assets.

        The fair value of the aforementioned long-lived assets was determined based on an income approach using the discounted cash flow method. These assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Asset Disposal Other than Sale:

        During fiscal 2012, we recorded a loss of $1.8 million on the disposal of assets other than sale primarily related to accelerated depreciation in facilities at Everbright, Camerillo and Fort Collins sites.

Sale of Asset

        During fiscal 2012, we recorded a gain of $0.7 million on the sale of asset primarily related to sale of certain building and land in Eningen, Germany under a sale and leaseback arrangement. See "Note 18. Commitments and Contingencies" for details.

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

Restructuring and Related Charges

        We continue to take advantage of opportunities to further reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. We estimate annualized cost savings of approximately $32 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. See "Note 12. Restructuring and Related Charges" for more detail.

        As of June 30, 2012, our total restructuring accrual was $12.6 million.

        During the twelve months ended June 30, 2012, we incurred restructuring expenses of $12.5 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

    (i)
    During the fourth quarter of fiscal 2012, management approved the CommTest Operation and Repair Outsourcing Restructuring Plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM (Customer Experience Management) business to consolidate key platforms from several sites to single site; (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. As a result, a restructuring charge of $4.3 million was recorded towards severance and employee benefits for 117 employees in manufacturing, research and development and selling, general and administrative functions. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

    (ii)
    During the fourth quarter of fiscal 2012, management approved the AOT Business Consolidation plan to consolidate and re-align the various business units within its AOT segment to improve synergies. As a result, a restructuring charge of $0.8 million was recorded towards severance and employee benefits for 17 employees primarily in manufacturing, research and development and selling, general and administrative functions. Payments related to the severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

    (iii)
    During the third quarter of fiscal 2012, management approved the CommTest Manufacturing Support Consolidation Plan to continue to consolidate its manufacturing support operations in the CommTest segment, by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. As a result, a restructuring charge of $2.8 million was recorded towards severance and employee benefits for 80 employees in manufacturing, research and development and selling, general and administrative functions. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

    (iv)
    During the second quarter of fiscal 2012, management approved the CommTest Solution Business Restructuring Plan to re-organize the Customer Experience Management business of the CommTest segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize CommTest's global operations to reduce costs by moving towards an outsourcing model. As a result, a restructuring charge of $1.7 million was recorded towards severance and employee benefits for 57 employees in manufacturing, research and development and selling, general and administrative functions. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

    (v)
    During the second quarter of fiscal 2012, management approved the CommTest Germantown Tower Restructuring Plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. We accrued $0.6 million exit costs in accordance with authoritative guidance related to lease and contract terminations. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

    (vi)
    During the first quarter of fiscal 2012, management approved the CCOP Fiscal Q1 2012 Plan to restructure certain CCOP segment functions and responsibilities to drive efficiency and segment profitability in light of current economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for 40 employees in manufacturing, research and development and selling, general and administrative functions. Payments related to the severance and benefits were paid by October 2011.

    (vii)
    The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2012 on the following: (i) $0.5 million benefit arising primarily from $1.2 million benefit to adjust down the previous accrual of employee severance and benefits under CommTest Sales and Market Rebalancing Plan due to management's decision to re-locate employees and realize co-location efficiencies, offset by $0.7 million on severance and employee benefits, primarily on continued implementation of the CommTest Germany Restructuring Plan; (ii) $1.6 million for manufacturing transfer costs in the CommTest and AOT segments which were the result of the transfer of certain production processes into existing sites in the United States or to contract manufacturers; and (iii) $0.1 million charge arising primarily from $1.0 million lease termination cost under CommTest Market Rebalancing Restructuring Plan, offset by $0.9 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations.

        During the twelve months ended July 2, 2011, we incurred restructuring expenses of $14.8 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

    (i)
    During the third quarter of fiscal 2011, management approved a plan to outsource a portion of manufacturing in the AOT segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs. As a result, a restructuring charge of $1.1 million was recorded consisting of $0.4 million towards manufacturing transfer costs and $0.7 million towards severance and related employee benefits for approximately 35 employees in manufacturing operations. Payments related to the severance and benefits were paid off by the first quarter of fiscal 2012.

    (ii)
    During the fourth quarter of fiscal 2011, the Company approved the CommTest Sales Rebalancing Plan to reorganize the sales organization and one of our product portfolios in the segment to focus efforts on higher growth technologies and regions. As a result, a restructuring charge of $4.6 million was recorded towards severance and employee benefits for approximately 110 employees in manufacturing, research and development and selling, general and administrative functions. Payments related to the severance and benefits were paid off by the fourth quarter of fiscal 2012.

    (iii)
    The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2011 on the following: (i) $1.2 million on severance and employee benefits, primarily on continued implementation of the CommTest Germany Restructuring Plan; (ii) $2.1 million for manufacturing transfer costs in the CommTest and CCOP segments which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; and (iii) $0.4 million benefit arising primarily from $0.8 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations offset by accrual for previously restructured leases.

        During the twelve months ended July 3, 2010, we incurred restructuring expenses of $17.7 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

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

Interest and Other Income (Expense), Net

        During fiscal 2012, interest and other income (expense), net, increased by 409.1%, or $9.0 million, to $11.2 million from $2.2 million in fiscal 2011. The increase was primarily due to $9.4 million of other income recorded in fiscal 2012 related to the insurance proceeds received from our claims on loss associated with the Thailand flooding. This increase was partially offset by $0.7 million loss on repurchase of convertible notes in fiscal 2012.

        During fiscal 2011, interest and other income (expense), net decreased by 73.2%, or $6.0 million, to $2.2 million from $8.2 million in fiscal 2010. The decrease was primarily due to $3.4 million of gains recorded in 2010 related to the distribution of proceeds from a class action settlement with Nortel, $2.0 million of gains on sale of equity investments in fiscal 2010 and $2.4 million reduction in interest income due to lower interest rates and lower average cash balances. The decrease was partially offset by an additional $1.2 million in other-than-temporary impairment charges on equity investments and asset-backed securities in fiscal 2010 compared to fiscal 2011.

Interest Expense

        During fiscal 2012, interest expense increased by 7.5%, or $1.9 million, to $27.3 million from $25.4 million in fiscal 2011, primarily due to an increase in accretion of debt discount cost.

        During fiscal 2011, interest expense decreased by 4.5%, or $1.1 million, to $25.4 million from $24.3 million in fiscal 2010, primarily due to an increase in accretion of debt discount cost.

Gain on Sale of Investments

        During fiscal 2012 we recorded net gains on sale of investment of $1.6 million.

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

Provision for (Benefit from) Income Tax

Fiscal 2012 Tax Expense

        We recorded an income tax expense of $12.0 million for fiscal 2012. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2012 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not benefited due to valuation allowances.

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2012, the valuation allowance for deferred tax assets increased by $25.8 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year, offset by utilization and expiration of domestic and foreign net operating losses. We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

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

        During fiscal 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-US jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profit levels on a continuing basis in future years, we determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of our reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2010, the valuation allowance for deferred tax assets increased by $26.0 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year, offset by utilization and expiration of domestic and foreign net operating losses.We are currently subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Discontinued Operations

        During fiscal 2010, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). Da Vinci represented a separate component of the CommTest segment and was considered as discontinued operations for financial reporting purposes. The sale generated total gross proceeds of $2.5 million and a gain of $0.2 million, which was recognized in the first fiscal quarter of 2010.

Operating Segment Information (dollars in millions)

	2012	2011	Change	Percentage Change	2011	2010	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$754.8	$803.0	$(48.2)	(6.0)%	$803.0	$642.7	$160.3	24.9%
Operating income	98.3	119.4	(21.1)	(17.7)	119.4	81.5	37.9	46.5
Communications and Commercial Optical Products
Net Revenue	701.6	770.8	(69.2)	(9.0)	770.8	499.3	271.5	54.4
Operating income (loss)	72.0	130.0	(58.0)	(44.6)	130.0	33.4	96.6	289.2
Advanced Optical Technologies
Net Revenue	225.7	230.7	(5.0)	(2.2)	230.7	221.9	8.8	4.0
Operating income	72.7	77.7	(5.0)	(6.4)	77.7	82.5	(4.8)	(5.8)

Communications Test and Measurement:

        The decrease in CommTest net revenue fiscal 2012 and fiscal 2011 was primarily due to uncertainty in the macro-economic environment in North America within the instruments product portfolio, slightly offset by growth in the Asia-Pacific region. The decline in operating income was primarily driven by the decrease in net revenue, partially offset by reductions in SG&A and R&D expense as a result of savings obtained through our targeted restructuring activities to consolidate and rationalize business functions to achieve cost efficiencies within the CommTest segment.

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

Communications and Commercial Optical Products:

        The decrease in CCOP net revenue between fiscal 2012 and 2011 was due was primarily due to uncertainty in the macro-economic environment in Europe impacting our optical communications product portfolio, flooding in Thailand and price reductions in line with business expectations. Specifically, volume declined in our gesture recognition products compared to the successful launch of these products in fiscal 2011 and in our Circuit Packs and ROADMs product lines. The decline in operating income was primarily due to decreased net revenue, paired with increased investments in research and development.

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

Advanced Optical Technologies:

        The decrease in AOT net revenue between fiscal 2012 and fiscal 2011 was primarily due reduced demand for our gesture recognition products, which was partially offset by increases in our currency products. The decline in operating income was primarily due to reduced demand in gesture recognition products and a decline in pricing for certain currency products, resulting in reduced absorption of manufacturing costs.

        The increase in AOT net revenue between fiscal 2011 and fiscal 2010 was primarily due to greater demand in our Gesture Recognition and Transaction Card product markets. Operating income declined as a result of lower margins resulting from changes in product mix, together with increased investments in research and development.

Liquidity and Capital Resources

        Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management's discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders' equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 30, 2012 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of June 30, 2012, approximately 88% of our cash, cash equivalents, and short-term investments were held in the U.S.

        As of June 30, 2012, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. During fiscal 2012, we recognized $0.3 million of investment losses and can provide no assurances that the value or the liquidity of our other investments will not also be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

Fiscal 2012

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $752.7 million at June 30, 2012, an increase of $24.0 million from July 2, 2011. Cash and cash equivalents increased by $5.7 million in the twelve months ended June 30, 2012, primarily due to cash provided by operating activities of $119.8 million, offset by $72.2 million used for the purchases of property, plant and equipment, net cash outflows of $26.6 million used for the purchase of available-for-sale investments, $12.5 million used for the acquisition of QuantaSol and Dyaptive and $2.6 million used in financing activities.

        Cash provided by operating activities was $119.1 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization, impairment of long-lived assets and stock-based compensation of $199.4 million, and changes in operating assets and liabilities that used $80.3 million related primarily to a decrease in accounts payable of $29.2 million, a decrease in accrued payroll and related expenses of $25.3 million, an increase in other current and non-current assets of $16.8 million, a decrease in other current and non-current liabilities of $12.6 million, and an increase in inventories of $7.7 million, offset by a decrease in accounts receivable of $17.2 million primarily due to decrease in net revenue compared with fiscal 2011.

        The $29.2 decrease in accounts payable was primarily due to timing of purchases and payments. The $25.3 million decrease in accrued payroll and related expenses was primarily due to timing of salary and payroll tax payments and lower bonus and commission accruals. The $16.8 million increase in other current and non-current assets was primarily due to higher advances to our contract manufacturers to support future growth and increases in value-added tax receivables and prepayments of license and maintenance fees. The $12.6 million decrease in other current and non-current liabilities was mainly due to timing of invoicing and lower accrual related to contract manufacturing scrap expenses.

        Cash used by investing activities was $105.7 million, primarily related to cash used for the purchase of property, plant and equipment of $72.2 million, net cash outflows used for the purchase of available-for-sale investments of $26.6 million, and cash used for the acquisition of QuantaSol and Dyaptive of $12.5 million, offset by proceeds from sale of assets of $2.1 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during fiscal 2012 to increase our manufacturing capacity in Asia and the U.S. and to upgrade our information technology systems.

        Our financing activities used cash of $1.9 million, related to repayments of the carrying amount and reacquisition of the equity component of our 1% Senior Convertible Notes in the amount of $13.2 million, payments made on financing obligations of $11.6 million primarily related to software licenses, and payments for issuance cost of our revolving credit facility of $1.9 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $17.9 million and proceeds from financing obligation of $6.9 million related to the Eningen sale and leaseback transaction.

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

        Operating activities provided $205.3 million of cash during fiscal 2011, resulting from our net income adjusted for non-cash items such as depreciation, amortization, and various gains and losses of $288.8 million, together with changes in operating assets and liabilities that used $83.5 million related primarily to an increase in trade receivable of $52.8 million due to the increase in sales, an increase in inventories of $38.6 million, an increase in other current and non-current assets of $23.7 million and a decrease in accrued expenses and other current and non-current liabilities of $17.2 million offset by an increase in deferred revenue of $44.1 and an increase of $9.7 million in accounts payable.

        Cash used by investing activities was $188.3 million during fiscal 2011, primarily due to $116.7 million of cash used for purchases of property and equipment, $73.6 million for purchases of available-for-sale investments, net of maturities and sales of investments, offset by $3.6 million from the sale of our Fabrinet investment. Since we continue to invest in new technology, lab equipment, and manufacturing capacity to support revenue growth across all three segments, significant investments were made during fiscal 2011 to increase our manufacturing capacity in China and the United States, to set up and /or improve facilities and purchase equipment to support our NSD business, and to upgrade our information technology systems.

        Our financing activities provided cash of $31.1 million, primarily related to proceeds from the exercise of stock options and issuance of stock under employee stock plans of $38.1 million offset by the payments on financing obligations of $6.8 million.

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

        Operating activities provided $119.2 million of cash during fiscal 2010, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, and various gains and losses, of $118.2 million, together with changes in operating assets and liabilities that provided $1.0 million related primarily to an increase in deferred revenue of $33.4 million, a decrease in inventory of $22.2 million, an increase in accounts payable of $20.8 million, a decrease in other current and non-current assets of $18.3 million and an increase in accrued payroll and related of $11.7 million, offset by an increase in accounts receivable of $62.3 million due to the increase in sales, a decrease in accrued expenses and other current and non-current liabilities of $33.6 million and a decrease in income taxes payable of $9.5 million.

        Cash used by investing activities was $65.4 million during fiscal 2010, primarily due to $207.3 million of cash used for acquisitions, net of cash acquired and $41.4 million used for purchases of property and equipment offset by $196.4 million from sales and maturities of investments in excess of purchases, including $14.9 million from the sale of our Fabrinet investment.

        Our financing activities provided cash of $1.0 million, primarily related to proceeds from the exercise of stock options and issuance of stock under employee stock plans of $9.6 million offset by the payments on financing obligations of $8.6 million.

Contractual Obligations

        The following summarizes our contractual obligations at June 30, 2012, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$10.8	$1.6	$3.7	$2.1	$3.4
Short-term debt: (1)
1% Senior convertible notes	311.0	311.0	—	—	—
Estimated interest payments	2.7	2.7	—	—	—
Purchase obligations (2)	139.4	129.4	8.1	1.9	—
Operating lease obligations (2)	147.2	29.4	51.4	35.3	31.1
Software lease obligations (2)	3.8	1.9	1.9	—	—
Pension and postretirement benefit payments (3)	89.5	5.1	9.8	12.1	62.5

Total	$704.4	$481.1	$74.9	$51.4	$97.0

(1)
See "Note 11. Convertible Debt and Letters of Credit" for more information.

(2)
See "Note 18. Commitments and Contingencies" for more information.

(3)
See "Note 16. Employee Benefit Plans" for more information.

        As of June 30, 2012, operating lease obligations of $6.8 million in connection with our restructuring and related activities were accrued in our Consolidated Balance Sheet. Operating lease obligations of $1.6 million were included in "Other current liabilities" and $5.2 million was accrued in "Other non-current liabilities."

        Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $139.4 million of purchase obligations as of June 30, 2012, $50.6 million are related to inventory and the $88.8 million are non-inventory items.

        As of June 30, 2012, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.

        As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits including penalties and interest, the table does not include $26.8 million of such liabilities recorded on our consolidated balance sheet as of June 30, 2012.

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

        In January 2012, we completed the acquisition of Dyaptive based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 15.0 million in cash, including a holdback payment of approximately CAD 2.1 million which is due in December 2012.

        In July 2011, we completed the acquisition of critical product design, patented intellectual property and other assets from QuantaSol, for a cash purchase price consideration of approximately $3.7 million.

        In May 2010, we completed the acquisition of NSD from Agilent, where we acquired certain assets and assumed certain liabilities of NSD, for a total purchase price consideration of approximately $163.8 million.

        In July 2009, we completed the acquisition of the SNT business from Finisar, where we acquired certain assets and assumed certain liabilities of SNT for a total cash purchase price consideration of approximately $40.7 million.

        Please refer to "Note 5. Mergers and Acquisitions" of our Notes to Consolidated Financial Statements.

Employee Stock Options

        Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2012, we have available for issuance 6.3 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and 2005 Acquisition Equity Incentive Plan (the "2005 Plan"). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year or three-year period and, if not exercised, expire from five to ten years post grant date. The majority of our employees participate in our stock option program. "Full Value Awards" refer to Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance based, time based, or a combination of both and are expected to vest over one to five years except with respect to awards with performance conditions, which are achieved on a different timeline. The fair value of the time based Full Value Awards is based on the closing market price of our common stock on the date of award. See "Note 15. Stock-Based Compensation" for more detail.

Pension and Other Postretirement Benefits

        As a result of acquiring Acterna in August 2005 and NSD in May 2010, we sponsor pension plans for certain past and present employees in the United Kingdom ("UK") and Germany. We also are responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The

UK plan is partially funded and the German plans, which were initially established as "pay-as-you-go" plans, are unfunded. The authoritative guidance of pension and other postretirement benefits requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheets. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan's benefit formula to employee service. At June 30, 2012, our pension plans were under funded by $88.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $1.1 million related to our non-pension postretirement benefit plan.

        We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $3.9 million and $5.1 million per annum. In addition, we expect to contribute approximately $0.7 million to the UK plan during fiscal 2013.

        During fiscal 2012 and fiscal 2011, we contributed GBP 0.3 million and GBP 0.2 million or approximately $0.4 million and $0.3 million, respectively, to our UK pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

        A key actuarial assumption in calculating the net periodic cost and the projected benefit obligation ("PBO") is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the projected benefit obligation ("PBO") is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $7.0 million based upon June 30, 2012 data.

Liquidity and Capital Resources Requirement

        Our primary liquidity and capital spending requirements over the next 12 months will be the funding of our operating activities, capital expenditures, and making periodic interest payments on our outstanding debt. As of June 30, 2012 our expected commitments for capital expenditures totals approximately $10.6 million. We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $311.0 million outstanding under the 1% Senior Convertible Notes, which is expected to be paid no later than May 2013 based on the put and call provisions of the 1% Senior Convertible Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

  •
  potential funding of pension liabilities either voluntarily or as required by law or regulation, and

  •
  compliance with covenants and other terms and conditions related to our financing arrangements.

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

        The following table provides information about our foreign currency forward and option contracts outstanding as of June 30, 2012. The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 42.6	$41.4
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 230.9	36.3
British Pound (contracts to sell GBP / buy USD)	GBP 2.2	3.4
Euro (contracts to buy EUR / sell USD)	EUR 8.0	10.0
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD 61.8	8.0
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 42.5	33.3
Mexican Peso (contracts to buy MXN / sell USD)	MXN 56.1	4.1
Australian Dollar (contracts to sell AUD / buy USD)	AUD 7.0	7.0
Brazilian Real (contracts to sell BRL / buy USD)	BRL 2.2	1.0
Japanese Yen (contracts to sell JPY / buy USD)	JPY 648.2	8.1

Total notional amount of outstanding Foreign Exchange Contracts		$152.6

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

        The following table (in millions) presents the hypothetical changes in fair value in the available-for-sale debt instruments held at June 30, 2012 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS over a 12-month horizon. Beginning fair values represent the market value, excluding accrued interest and dividends at June 30, 2012.

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS				Valuation of Securities Given an Interest Rate Increase of "X" BPS
	150 BPS	100 BPS	50 BPS	Fair Value as of June 30, 2012	50 BPS	100 BPS	150 BPS
U.S. treasuries	$52.8	$52.5	$52.2	$52.0	$51.7	$51.4	$51.1
U.S. agencies	66.7	66.2	65.8	65.3	64.8	64.4	63.9
Foreign agencies	3.4	3.3	3.3	3.3	3.3	3.3	3.3
Municipals	11.5	11.5	11.4	11.4	11.3	11.3	11.2
Asset-backed securities	21.9	21.9	21.8	21.7	21.6	21.5	21.5
Corporate securities	184.9	184.5	184.1	183.6	183.2	182.8	182.4

Total	$341.2	$339.9	$338.6	$337.3	$335.9	$334.7	$333.4

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

Debt

        The fair market value of the 1% Senior Convertible Notes ("Convertible Notes") is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 30, 2012 and July 2, 2011, the fair market value of the 1% Senior Convertible Notes was approximately $307.3 million and $332.1 million, respectively. Changes in fair market value reflect changes in the market price of the notes. For additional information, see "Note 11. Debt and Letters of Credit".

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 30, 2012 and July 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 24, 2012

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenue	$1,682.1	$1,804.5	$1,363.9
Cost of sales	913.5	956.7	766.2
Amortization of acquired technologies	58.6	56.9	50.6

Gross profit	710.0	790.9	547.1

Operating expenses:
Research and development	246.0	239.9	174.9
Selling, general and administrative	429.0	437.1	382.9
Amortization of other intangibles	28.9	32.2	27.8
Loss (gain) on disposal and impairment of long-lived assets	22.7	1.5	(2.0)
Restructuring and related charges	12.5	14.8	17.7

Total operating expenses	739.1	725.5	601.3

(Loss) income from operations	(29.1)	65.4	(54.2)
Interest and other income (expense), net	11.2	2.2	8.2
Interest expense	(27.3)	(25.4)	(24.3)
Gain on sale of investments	1.6	3.4	13.1

(Loss) income from continuing operations before income taxes	(43.6)	45.6	(57.2)
Provision for (benefit from) income taxes	12.0	(26.0)	2.5

(Loss) income from continuing operations, net of tax	(55.6)	71.6	(59.7)
Loss from discontinued operations, net of tax	—	—	(2.1)

Net (loss) income	$(55.6)	$71.6	$(61.8)

Basic net (loss) income per share from:
Continuing operations	$(0.24)	$0.32	$(0.27)
Discontinued operations	—	—	(0.01)

Net (loss) income	$(0.24)	$0.32	$(0.28)

Diluted net (loss) income per share from:
Continuing operations	$(0.24)	$0.31	$(0.27)
Discontinued operations	—	—	(0.01)

Net (loss) income	$(0.24)	$0.31	$(0.28)

Shares used in per share calculation:
Basic	230.0	224.4	218.9
Diluted	230.0	232.6	218.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 30, 2012	July 2, 2011
ASSETS
Current assets:
Cash and cash equivalents	$401.1	$395.4
Short-term investments	320.5	297.4
Restricted cash	31.1	35.9
Accounts receivable, net (Note 6)	305.8	334.0
Inventories, net	174.5	171.2
Prepayments and other current assets	77.2	70.2

Total current assets	1,310.2	1,304.1
Property, plant and equipment, net	252.9	248.9
Goodwill	68.7	67.4
Intangibles, net	178.8	275.4
Long-term investments	1.3	2.9
Other non-current assets	57.6	52.0

Total assets	$1,869.5	$1,950.7

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$117.6	$145.4
Accrued payroll and related expenses	68.6	76.7
Income taxes payable	20.7	21.5
Deferred revenue	81.2	83.5
Accrued expenses	35.3	50.5
Short-term debt	292.8	—
Other current liabilities	37.9	41.0

Total current liabilities	654.1	418.6

Long-term debt	—	285.8
Other non-current liabilities	176.6	180.9
Commitments and contingencies (Note 18)
Stockholders' equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at June 30, 2012 and July 2, 2011, issued and outstanding
Common Stock, $0.001 par value; 1 billion shares authorized; 232 million shares at June 30, 2012 and 228 million shares at July 2, 2011, issued and outstanding	0.2	0.2
Additional paid-in capital	69,695.7	69,641.4
Accumulated deficit	(68,664.6)	(68,609.0)
Accumulated other comprehensive income	7.5	32.8

Total stockholders' equity	1,038.8	1,065.4

Total liabilities and stockholders' equity	$1,869.5	$1,950.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
OPERATING ACTIVITIES:
Net income (loss)	$(55.6)	$71.6	$(61.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	70.3	64.1	58.3
Asset retirement obligations and deferred rent expenses	(0.2)	0.7	(7.1)
Amortization of acquired technologies and other intangibles	87.5	89.1	78.4
Amortization of stock-based compensation	49.1	41.4	43.1
Amortization of debt issuance costs and accretion of debt discount	20.9	19.5	17.9
Amortization of discount and premium on investments, net	3.8	3.5	2.9
Loss (gain) on disposal and impairment of long-lived assets	22.7	1.5	(1.3)
Gain on sale of investments, net	(1.6)	(3.4)	(13.1)
Impairment of investments	0.3	0.2	1.4
Dividends received from long-term investments	—	—	(2.0)
Allowance for doubtful accounts and sales returns	2.2	0.6	1.5
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	17.2	(52.8)	(62.3)
Inventories	(7.7)	(38.6)	22.2
Other current and non-current assets	(16.8)	(23.7)	18.3
Accounts payable	(29.2)	9.7	20.8
Income taxes payable	(0.8)	(4.0)	(9.5)
Deferred revenue, current and non-current	(5.1)	44.1	33.4
Accrued payroll and related expenses	(25.3)	(1.0)	11.7
Accrued expenses and other current and non-current liabilities	(12.6)	(17.2)	(33.6)

Net cash provided by operating activities	119.1	205.3	119.2

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(444.8)	(355.3)	(427.1)
Maturities and sales of investments	418.2	285.3	623.5
Changes in restricted cash	3.5	(2.3)	(21.1)
Acquisitions, net of cash acquired	(12.5)	—	(207.3)
Purchases of long-term investments	—	—	(0.5)
Proceeds received from divestiture of business, net of selling costs	—	—	2.0
Acquisition of property and equipment	(72.2)	(116.7)	(41.4)
Proceeds from sale of assets, net of selling costs	2.1	0.7	1.0
Proceeds from sale of subsidiary	—	—	3.5
Dividends received from long-term investments	—	—	2.0

Net cash used in investing activities	(105.7)	(188.3)	(65.4)

FINANCING ACTIVITIES:
Payment of financing obligations	(11.6)	(6.8)	(8.6)
Proceeds from financing obligations	6.9	—	—
Redemption of convertible debt	(13.2)	(0.2)	—
Payment of debt issuance costs	(1.9)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	17.9	38.1	9.6

Net cash (used in) provided by financing activities	(1.9)	31.1	1.0

Effect of exchange rates on cash and cash equivalents	(5.8)	7.1	(1.5)
Increase in cash and cash equivalents	5.7	55.2	53.3
Cash and cash equivalents at beginning of period	395.4	340.2	286.9

Cash and cash equivalents at end of period	$401.1	$395.4	$340.2

Supplemental disclosure of cash flow information:
Cash paid for interest	$6.0	$5.8	$6.1
Cash paid for taxes	16.2	15.3	9.6
Non-cash transactions:
Purchase of infrastructure technology equipment and licenses	3.2	7.1	—

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at June 27, 2009	217.0	0.2	69,530.5	(68,618.8)	22.6	934.5
Net loss	—	—	—	(61.8)	—	(61.8)
Change in net unrealized gains on available-for-sale investments	—	—	—	—	6.2	6.2
Foreign currency translation adjustment	—	—	—	—	(4.6)	(4.6)
Defined benefit obligation, net of tax	—	—	—	—	(9.1)	(9.1)

Comprehensive income (loss)	—	—	—	—		(69.3)

Shares issued under employee stock plans, net of tax effects	4.1	—	0.4	—	—	0.4
Stock-based compensation	—	—	43.1	—	—	43.1

Balance at July 3, 2010	221.1	0.2	69,574.0	(68,680.6)	15.1	908.7
Net income	—	—	—	71.6	—	71.6
Change in net unrealized loss on available-for-sale investments	—	—	—	—	(2.3)	(2.3)
Foreign currency translation adjustment	—	—	—	—	12.1	12.1
Defined benefit obligation, net of tax	—	—	—	—	7.9	7.9

Comprehensive income (loss)	—	—	—	—	—	89.3

Shares issued under employee stock plans, net of tax effects	6.5	—	25.7	—	—	25.7
Stock-based compensation	—	—	41.7	—	—	41.7

Balance at July 2, 2011	227.6	0.2	69,641.4	(68,609.0)	32.8	1,065.4
Net loss	—	—	—	(55.6)	—	(55.6)
Change in net unrealized loss on available-for-sale investments	—	—	—	—	(1.2)	(1.2)
Foreign currency translation adjustment	—	—	—	—	(9.4)	(9.4)
Defined benefit obligation, net of tax	—	—	—	—	(14.7)	(14.7)

Comprehensive income (loss)	—	—	—	—	—	(80.9)

Shares issued under employee stock plans, net of tax effects	4.3	—	5.0	—	—	5.0
Stock-based compensation	—	—	49.5	—	—	49.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(0.2)	—	—	(0.2)

Balance at June 30, 2012	231.9	$0.2	$69,695.7	$(68,664.6)	$7.5	$1,038.8

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

Fiscal Years

        The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company's fiscal 2012 ended on June 30, 2012 and was a 52 week year. The Company's fiscal 2011 ended on July 2, 2011 was a 52 week year. The Company's fiscal 2010 ended on July 3, 2010 was a 53 week year.

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company's reported financial position or results of operations may be materially different under different conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. In the event that estimates or assumptions prove to differ from actual results, adjustments are made in subsequent periods to reflect more current information.

Cash and Cash Equivalents

        The Company considers highly liquid instruments such as treasury bills, commercial paper and money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash

        At June 30, 2012 and July 2, 2011, the Company's short-term restricted cash balances were $31.1 million and $35.9 million, respectively, and the Company's long-term restricted cash balances were $6.6 million and $5.4 million, respectively. They primarily include interest-bearing investments in

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

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

        The Company periodically reviews these investments for impairment. If a debt security's market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment. For the remaining debt securities, if an other-than-temporary impairment exists, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the noncredit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company's best estimate of the present value of the cash flows expected to be collected from the debt security. The noncredit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to earnings (loss), and the noncredit loss portion is recorded as a separate component of other comprehensive income (loss).

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

        Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The use of different valuation methodologies or market assumptions could have a material impact on estimated fair value amounts. The fair market value of the Company's 1% Senior Convertible Notes fluctuates with interest rates and

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company's "Note 11. Debts and Letters of Credit" for more detail.

Inventories

        Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable market value. The Company assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 2 to 10 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

        Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in Property, Plant and Equipment on the Consolidated Balance Sheets.

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

        Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors; an adverse action or assessment by a regulator; change in customer, target market and strategy; unanticipated competition; loss of key personnel; or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.

        In fiscal 2012, the FASB amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (>50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The Company elected to early adopt this accounting guidance for its annual impairment test performed in the fourth quarter of fiscal 2012.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Statement of Operations as "Impairment of goodwill". Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

Intangible Assets

        Intangible assets consist primarily of intellectual property acquired and purchased intangible assets. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), proprietary know-how, trade secrets, trademarks and trade names, and customer base. Intangible assets are amortized using the straight-line method over estimated useful lives which is the period during which expected cash flows support the fair value of such intangible assets.

Loss (gain) on disposal and impairment of long-lived assets

Long-lived assets held and used

        The Company tests long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. See "Note 10. Loss (Gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Concentration of Credit and Other Risks

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, investments and trade receivables. The Company's cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds, corporate securities, money market funds, asset-backed securities, and other investment-grade securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity.

        The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience.The Company classifies bad debt expenses as selling, general and administrative expenses.

        The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations and financial condition. Although such losses have been within management's expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company's allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses. No one customer accounted for greater than 10% of accounts receivables and revenue during the periods presented.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company's results of operations.

Foreign Currency Forward Contracts

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks. The change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within Shareholder's Equity. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income (expense), net.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in remote circumstances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE are not available the Company then uses BESP. Generally, the Company is not able to determine TPE because its product strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from its peers. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company applies significant judgment in establishing pricing strategies and evaluating market conditions and product lifecycles.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising costs totaled $1.2 million, $1.4 million, and $1.5 million in fiscal 2012, 2011, and 2010, respectively.

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

Stock-Based Compensation

        The Company estimates the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of the Company's common stock. The Company uses the Lattice model to estimate the fair value of certain performance based options with market conditions. The fair value of the time based Full Value Awards is based on the closing market price of the Company's common stock on the date of award. The Company uses the Monte Carlo simulation to estimate the fair value of certain performance based Full Value Awards with market conditions.

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

Restructuring Accrual

        In accordance with authoritative guidance on accounting for costs associated with exit or disposal activities, generally costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. Additionally, a liability for post-employment benefits for workforce reductions related to restructuring activities is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional provisions or reverse a portion of such provisions.

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

Asset Retirement Obligations

        Asset retirement obligations ("ARO") are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. At June 30, 2012 and July 2, 2011, $1.6 million and $0.9 million of ARO was included in the Consolidated Balance Sheets in "Other current liabilities" and the remainder of $9.2 million and $9.4 million was included in "Other non-current liabilities".

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 30, 2012	$10.3	0.4	(0.5)	0.6	—	$10.8
Year ended July 2, 2011	$7.9	1.9	0.1	0.5	(0.1)	$10.3

Note 2. Recently Issued Accounting Pronouncements

        In December 2011, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

        In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company beginning in the first quarter of fiscal 2013, and will be

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

applied retrospectively. The adoption of this guidance will expand existing disclosure requirements but will not have a material impact on the consolidated financial statements.

Note 3. Earnings Per Share

        The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Numerator:
(Loss) income from continuing operations, net of tax	$(55.6)	$71.6	$(59.7)
(Loss) from discontinued operations, net of tax	—	—	(2.1)

Net (loss) income	$(55.6)	$71.6	$(61.8)

Denominator:
Weighted-average number of common shares outstanding
Basic	230.0	224.4	218.9
Effect of dilutive securities from stock-based benefit plans	—	8.2	—

Diluted	230.0	232.6	218.9

(Loss) income from continuing operations, net of tax—basic	$(0.24)	$0.32	$(0.27)
(Loss) from discontinued operations, net of tax—basic	—	—	(0.01)

Net (loss) income—basic	$(0.24)	$0.32	$(0.28)

(Loss) income from continuing operations, net of tax—diluted	$(0.24)	$0.31	$(0.27)
(Loss) from discontinued operations, net of tax—diluted	—	—	(0.01)

Net (loss) income—diluted	$(0.24)	$0.31	$(0.28)

        The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Stock options and ESPP	9.9	3.8	18.9
Restricted shares and stock units	7.7	—	6.4

Total potentially dilutive securities	17.6	3.8	25.3

        The 1% convertible notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the "in-the-money" conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company's common stock or cash. See "Note 11. Debts and Letters of Credit" for more details.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Accumulated Other Comprehensive Income

        The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and defined benefit obligation. At June 30, 2012 and July 2, 2011, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Unrealized losses on investments, net of tax	$(2.8)	$(1.6)
Foreign currency translation gains	10.6	20.0
Defined benefit obligation, net of tax	(0.3)	14.4

Accumulated other comprehensive income	$7.5	$32.8

        The components of comprehensive income (loss), net of tax, were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net (loss) income	$(55.6)	$71.6	$(61.8)
Other comprehensive income (loss):
Net change in unrealized gains (losses) on investments, net of tax	(1.2)	(2.3)	6.2
Net change in cumulative translation adjustment	(9.4)	12.1	(4.6)
Net change in defined benefit obligation, net of tax	(14.7)	7.9	(9.1)

Net change in other comprehensive income (loss)	(25.3)	17.7	(7.5)

Comprehensive (loss) income	$(80.9)	$89.3	$(69.3)

Note 5. Mergers and Acquisitions

Fiscal 2012 Acquisitions

Dyaptive Systems Inc. ("Dyaptive")

        In January 2012, the Company completed the acquisition of Dyaptive Systems Inc. ("Dyaptive") based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of CAD 14.9 million (approximately USD 14.8 million) in cash, including a holdback payment of CAD 2.0 million (approximately USD 2.0 million), which is reserved for potential breach of representations and warranties, due on December 14, 2012.

        Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. By acquiring Dyaptive, the Company expects to strengthen its laboratory product portfolio and to offer field service and production test tools that are complementary to its current products. Dyaptive is included in the Company's Communications Test and Measurement ("CommTest") segment.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The purchase price was allocated as follows (in millions, in USD):

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

        The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Dyaptive. Goodwill is not being amortized but is reviewed annually for impairment, or more frequently if impairment indicators arise, in accordance with authoritative guidance. Goodwill has been assigned to the CommTest segment and is not deductible for tax purposes.

        Dyaptive's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

QuantaSol Limited ("QuantaSol")

        In July 2011, the Company purchased critical product design, patented intellectual technology, and other assets from QuantaSol, a concentrated photovoltaic ("CPV") provider, for a total cash purchase

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

price consideration of $3.7 million. The purchased assets are included in the Company's Communications and Commercial Optical Products ("CCOP") segment.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The acquired intangible assets, except for in-process research and development ("IPR&D"), are being amortized over their estimated useful lives, which are presented in the table below :

Developed technology	5 years
Customer relationships	5 to 9 years
Customer backlog	1 to 2 years

        NSD's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. The financial information in the table below summarizes the results of operations of the Company and NSD, on a pro forma basis, as though the companies have been combined as of the beginning of each of the years presented:

(in millions, except per share data)	July 3, 2010
Pro forma net revenue	1,497.5
Pro forma net loss	(79.1)
Pro Forma net loss per share—basic and diluted	(0.36)

Storage Network Tools Business of Finisar Corporation ("SNT")

        In July 2009, the Company purchased the Storage Network Tools business ("SNT") from Finisar for approximately $40.7 million in cash. SNT is included in JDSU's Communications Test and Measurement segment.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The purchase price was allocated as follows (in millions, in USD):

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The acquired intangible assets, except for IPR&D, are being amortized over their estimated useful lives, which are presented in the table below:

Customer relationships	6 years
Developed technology	5 years
Trademark/tradename	5 years
Internally used software	3 years

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

        The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Allowance for doubtful accounts	$2.2	$2.3
Allowance for sales returns and other	0.4	0.5

Total accounts receivable reserves and allowances	$2.6	$2.8

        The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 30, 2012	$2.3	$1.8	(1.9)	$2.2
Year ended July 2, 2011	2.6	0.5	(0.8)	2.3
Year ended July 3, 2010	2.3	1.2	(0.9)	2.6

(1)
Write-offs of uncollectible accounts, net of recoveries.

Inventories, Net

        Inventories are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Finished goods	$89.5	$86.5
Work in process	37.3	30.4
Raw materials and purchased parts	47.7	54.3

Total inventories, net	$174.5	$171.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

        The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Land	$14.1	$16.5
Buildings and improvements	35.8	39.9
Machinery and equipment	421.3	370.8
Furniture, fixtures, software and office equipment	166.1	152.4
Leasehold improvements	95.3	86.5
Construction in progress	33.0	36.8

	765.6	702.9
Less: Accumulated depreciation	(512.7)	(454.0)

Property, plant and equipment, net	$252.9	$248.9

        At June 30, 2012 and July 2, 2011, net included $14.6 million and $17.3 million in land and buildings, respectively, related to the Santa Rosa sale and leaseback transactions accounted for under the financing method. At June 30, 2012, property, plant and equipment, net included $6.8 million in land and buildings related to the Eningen site sale and leaseback transactions accounted for under the financing method. See "Note 18. Commitments and Contingencies" for more detail.

        During fiscal 2012, 2011, and 2010, the Company recorded $70.3 million, $64.1 million, and $58.3 million, respectively, of depreciation expense.

        During fiscal 2012 and 2011, the Company recorded a loss on disposal and impairment of long-lived assets of $22.7 million and $1.5 million , respectively. During fiscal 2010, the Company recorded a gain on disposal and impairment of long-lived assets of $2.0 million. See "Note 10. Loss (Gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

Prepayments and Other Current Assets

        The components of prepayments and other current assets were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Prepayments	$30.9	$33.4
Advances to contract manufacturers	18.4	13.2
Deferred income tax	2.3	2.0
Refundable income taxes	4.7	2.5
Other receivables	13.0	10.0
Other current assets	7.9	9.1

Total prepayments and other current assets	$77.2	$70.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

        The components of other current liabilities were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Deferred compensation plan	$4.6	$5.7
Warranty accrual	8.1	7.9
VAT liabilities	2.7	3.2
Restructuring accrual	8.6	11.0
Deferred taxes	3.1	1.5
Other	10.8	11.7

Total other current liabilities	$37.9	$41.0

Other Non-Current Liabilities

        The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Pension accrual and post-employment benefits	$85.2	$81.3
Deferred taxes	4.7	8.6
Restructuring accrual	4.0	4.4
Financing obligation	35.4	33.2
Non-current income taxes payable	9.3	10.2
Asset retirement obligations	9.2	9.4
Long-term deferred revenue	16.1	22.1
Other	12.7	11.7

Total other non-current liabilities	$176.6	$180.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and other income (expense), net

        The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Interest income	$3.5	$3.9	$6.3
Foreign exchange gains (losses), net	0.3	(1.5)	(0.7)
Proceeds from Nortel class action settlement (1)	0.3	0.3	3.4
Proceeds from insurance claims (2)	9.4	—	—
Loss on repurchase of Convertible Notes	(0.7)	—	—
Gain on equity investments	—	—	2.0
Impairment of investments	(0.3)	(0.2)	(1.4)
Other income (expense), net	(1.3)	(0.3)	(1.4)

Total interest and other income (expense), net	$11.2	$2.2	$8.2

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

In December 2007, the Company was notified by the settlement administrator that its Proof of Claim and Release submitted in relation to the case had been accepted. The initial distribution of cash and common shares to participants in the settlement was approved in March and April of 2008. The Company continues to periodically receive payments related to the settlement, including approximately $0.3 million in cash during the first quarter of fiscal 2012, approximately $0.3 million in cash during the fourth quarter of fiscal 2011 and approximately $3.4 million in cash during the third quarter of fiscal 2010.

(2)
During the three months ended December 31, 2011, one of Company's primary CCOP segment manufacturing partners, Fabrinet, experienced significant flooding which resulted in suspension of operations for a portion of the quarter. As a result, the Company filed an insurance claim for business interruption and miscellaneous property losses related to the event. During the fourth quarter of fiscal 2012, the Company received $10.5 million net of deductibles from the insurance company of which $9.4 million was recorded in Interest and other income (expense), net.

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

        The Company's investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 30, 2012 the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$52.0	$—	$—	$52.0
Agencies
U.S.	65.1	0.2	—	65.3
Foreign	3.3	—	—	3.3
Municipal bonds & sovereign debt instruments	11.4	—	—	11.4
Asset-backed securities	21.9	0.2	(0.4)	21.7
Corporate securities	183.6	1.3	(0.1)	184.8

Total available-for-sale securities	$337.3	$1.7	$(0.5)	$338.5

        The Company generally classifies debt securities as cash equivalents, short-term investments, or long-term investments based on the stated maturities, however certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of June 30, 2012, of the total estimated fair value, $21.3 million was classified as cash equivalents, $315.9 million was classified as short-term investments, and $1.3 million was classified as long-term investments.

        In addition to the amounts presented above, at June 30, 2012, the Company's short-term investments classified as trading securities, related to the deferred compensation plan, were $4.6 million, of which $0.9 million were invested in debt securities, $0.5 million were invested in money market instruments and funds and $3.2 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

        During fiscal 2012, 2011 and 2010, the Company recorded other-than-temporary impairment charges of $0.3 million, $0.2 million and $1.4 million, respectively, on asset backed securities.

        At June 30, 2012, the Company's gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$0.4	$0.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 30, 2012, contractual maturities of the Company's debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$227.1	$228.3
Amounts maturing in 1 - 5 years	108.7	108.9
Amounts maturing more than 5 years	1.5	1.3

Total debt securities	$337.3	$338.5

        At July 2, 2011, the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$27.7	$0.1	$—	$27.8
Agencies
U.S.	48.5	0.3	—	48.8
Foreign	3.2	—	—	3.2
Municipal bonds & sovereign debt instruments	7.2	—	—	7.2
Asset-backed securities	20.0	1.0	(0.4)	20.6
Corporate securities	209.1	1.6	—	210.7

Total available-for-sale securities	$315.7	$3.0	$(0.4)	$318.3

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

        In addition to the amounts presented above, at July 2, 2011, the Company's short-term investments classified as trading securities, related to the deferred compensation plan, were $5.7 million, of which $0.9 million were invested in debt securities, $0.5 million were invested in money market instruments and funds and $4.3 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At July 2, 2011, the Company's gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4

Total gross unrealized losses	$—	$0.4	$0.4

Marketable Equity Investments

        As of June 30, 2012 and July 2, 2011, the Company did not hold any marketable equity securities that are classified as available-for-sale securities.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

        Assets measured at fair value at June 30, 2012 are summarized below (in millions):

		Fair value measurement as of June 30, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$52.0	$52.0	$—
Agencies
U.S.	65.3	—	65.3
Foreign	3.3	—	3.3
Municipal bonds and sovereign debt instruments	11.4	—	11.4
Asset-backed securities	21.7	—	21.7
Corporate securities	184.8	—	184.8

Total debt available-for-sale securities	338.5	52.0	286.5
Money market instruments and funds	350.7	350.7	—
Trading securities	4.6	4.6	—

Total assets (1)	$693.8	$407.3	$286.5

(1)
$334.3 million in cash and cash equivalents, $320.5 million in short-term investments, $31.1 million in restricted cash, $6.6 million in other non-current assets, and $1.3 million in long-term investments on the Company's consolidated balance sheets.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

    quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

  •
  Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

        There was no transfer between level 1 and level 2 for fiscal year 2012 and 2011.

        As of June 30, 2012 and July 2, 2011, the Company did not hold any Level 3 investment securities.

Foreign Currency Forward Contracts

        The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both June 30, 2012 and July 2, 2011, is not significant. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Test & Measurement	Advanced Optical Technologies	Total
Balance as of July 3, 2010 (1)	$57.7	$8.3	$66.0
Goodwill from Acquisition	—	—	—
Adjustments primarily including currency translation adjustments related to the NSD Acquisition	1.4	—	1.4

Balance as of July 2, 2011 (2)	$59.1	$8.3	$67.4
Goodwill from Dyaptive Acquisition (3)	2.0	—	2.0
Adjustments primarily including currency translation adjustments related to the NSD Acquisition	(0.7)	—	(0.7)

Balance as of June 30, 2012 (4)	$60.4	$8.3	$68.7

(1)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $540.8 million, and $92.8 million, respectively as of July 3, 2010.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of July 3, 2010.
(2)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $542.2 million, and $92.8 million, respectively as of July 2, 2011.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of July 2, 2011.
(3)
See "Note 5. Mergers and Acquisitions" of the Notes to Consolidated Financial Statements for detail.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4)
Gross goodwill balances for CCOP, CommTest, and AOT were $5,111.3 million, $543.5 million, and $92.8 million, respectively as of June 30, 2012.
Accumulated impairment for CCOP, CommTest, and AOT were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 30, 2012.

        The following table presents gross goodwill and accumulated impairment balances for the fiscal years ended June 30, 2012, and July 2, 2011 (in millions):

	June 30, 2012	July 2, 2011
Gross goodwill balance	$5,747.6	$5,746.3
Accumulated impairment losses	(5,678.9)	(5,678.9)

Net goodwill balance	$68.7	$67.4

Impairment of Goodwill

        The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods of fiscal 2012, 2011 or 2010 and thus, the Company reviewed goodwill for impairment during the fourth quarter. The Company determined that, based on its cash flow structure, organizational structure and the financial information that is provided to and reviewed by management for the periods ended fiscal 2012, 2011 and 2010, its reporting units are: CommTest, CCOP, COPG, ASG, and Flex.

Fiscal 2012:

        In September 2011, the FASB amended its guidance to simplify testing goodwill for impairment. The amended guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. The Company elected to early adopt this accounting guidance during the fourth quarter of fiscal 2012. Per the qualitative assessment, the Company concluded that it was not more likely than not that the fair value of the reporting units that currently have goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance etc. As such, it was not necessary to perform the two-step goodwill impairment test at this time and hence the Company recorded no impairment charge in accordance with its annual impairment test.

Fiscal 2011 and 2010:

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 9. Acquired Developed Technology and Other Intangibles

        The following tables present details of the Company's acquired developed technology and other intangibles (in millions):

As of June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$534.8	$(398.6)	$136.2
Other	279.3	(236.7)	42.6

Total intangibles	$814.1	$(635.3)	$178.8

As of July 2, 2011	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$517.4	$(344.1)	$173.3
Other	300.5	(208.2)	92.3

Total intangibles subject to amortization	817.9	(552.3)	265.6
Indefinite life intangibles	9.8	—	9.8

Total intangibles	$827.7	$(552.3)	$275.4

        Other intangibles consists of patents, trademarks, trade names, proprietary know-how and trade secrets, customer and secure government relationships, customer backlog, and non-competition agreements. During the third quarter of fiscal 2012, the Company completed the $9.8 million IPR&D project related to the NSD business acquisition of fiscal 2010 and transferred it from indefinite life intangible assets to acquired developed technology and began amortizing the developed technology intangible asset over its useful life of five years.

        During fiscal 2012, 2011, and 2010, the Company recorded $18.8 million, zero and zero, respectively, of impairments in the carrying value of acquired developed technology and other intangibles as a result of impairment analyses performed in accordance with authoritative guidance. The impairment is presented in the "Accumulated amortization" line in the preceding table. See "Note 10. Loss (Gain) on Disposal and Impairment of Long-Lived Assets" for more detail.

        During fiscal 2012, 2011, and 2010, the Company recorded $87.5 million, $89.1 million, and $78.4 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company's amortization (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Cost of sales	$58.6	$56.9	$50.6
Operating expense	28.9	32.2	27.8

Total	$87.5	$89.1	$78.4

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Based on the carrying amount of other intangibles as of June 30, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2013	$68.3
2014	42.5
2015	34.8
2016	12.9
2017	10.4
Thereafter	9.9

Total amortization	$178.8

Note 10. Loss (Gain) on Disposal and Impairment of Long-Lived Assets

        During fiscal 2012 and 2011, we recorded $22.7 million and $1.5 million, respectively of loss on disposal and impairments of our long-lived assets in accordance with the authoritative accounting guidance regarding disposal or impairment of long-lived assets. During fiscal 2010, we recorded $2.0 million of gain on disposal and impairment of our long-lived assets in accordance with the same guidance. The carrying values of assets held for sale at June 30, 2012 and July 2, 2011 were both zero. The following table summarizes the components of the impairments and gain/losses of long-lived assets (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Loss (gain) on Disposal and Impairment of Long-Lived Assets:
Assets held and used	$21.5	$—	$—
(Gain) loss on the sale of assets	(0.6)	(0.1)	(0.1)
Long-lived assets to be disposed of other than sale	1.8	1.6	(1.9)

Total loss (gain) on disposal and impairment of long-lived assets	$22.7	$1.5	$(2.0)

Fiscal 2012

Assets Held and Used:

        In the fourth quarter of fiscal 2012, Company made an assessment based on business conditions and market forecast to explore strategic alternatives for its holograms business within AOT reportable segment which may result in exit activities significantly before the end of its previously estimated useful life.

        Correspondingly, under the authoritative guidance, the Company estimated the future net undiscounted cash flows expected to be generated using a probability-weighed approach for various scenarios. The cash flow period was based on the remaining useful life of the primary asset. The estimated future net undiscounted cash flows were then compared to the carrying amount of the long-lived asset group. The result of the analysis indicated that the estimated undiscounted cash flows

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

were less than the carrying amount of the long-lived asset group, and accordingly the long-lived asset group related to holograms business is not recoverable. The Company recorded the long-lived asset impairment charge of $18.8 million related to the intangibles and $2.7 million related to plant, property and equipment based on the discounted cash-flows under various scenarios. The entire impairment amount was recorded in the Consolidated Statements of Operations as a component of Loss (gain) on disposal and impairment of long lived assets.

        The fair value of the aforementioned long-lived assets was determined based on an income approach using the discounted cash flow method. These assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

Asset Disposal Other than Sale:

        During fiscal 2012, the Company recorded a loss of $1.8 million on the disposal of assets other than sale primarily related to accelerated depreciation in facilities at Everbright, Camerillo and Fort Collins sites.

Sale of asset

        During fiscal 2012, the Company recorded a gain of $0.7 million on the sale of asset primarily related to sale of certain building and land in Eningen, Germany under a sale and leaseback arrangement. See note 18. Commitments and Contingencies for details.

Fiscal 2011

Asset Disposal Other than Sale:

        During fiscal 2011, the Company recorded a loss of $1.6 million on the disposal of assets other than sale primarily related to accelerated depreciation on facilities at Ottawa and Fort Collins.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Debts and Letters of Credit

        The following table presents details of the Company's debt as of June 30, 2012 and July 2, 2011 (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
1% senior convertible notes	$292.8	$285.8

Total convertible debt	292.8	285.8
Less: current portion	292.8	—

Total long-term debt	$—	$285.8

        The Company expects to repay all or part of the principal balance of $311.0 million outstanding under the 1% Senior Convertible Notes no later than May 2013. Therefore, 1% senior Convertible Notes was classified as short term debt as of June 30, 2012.

        The Company was in compliance with all debt covenants as of June 30, 2012.

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

        Upon adoption of the authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average "yield to worst" rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of June 30, 2012, the remaining term of the 1% Senior Convertible Notes is less than one year and accordingly is classified as short-term debt.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013.

        During fiscal 2012, the Company repurchased $14.0 million aggregate principal amount of the notes for $13.9 million in cash. In connection with the repurchase, a loss of $0.7 million was recognized in interest and other income (loss), net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 1% Senior Convertible Notes outstanding as of June 30, 2012 was $292.8 million.

        As of June 30, 2012, the unamortized portion of the debt issuance cost related to the notes is $0.7 million and is included in Other current assets on the Consolidated Balance Sheets.

        The following table presents the carrying amounts of the liability and equity components (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Carrying amount of equity component	$158.3	$158.5

Principal amount of 1% Senior Coupon Notes	311.0	325.0
Unamortized discount of liability component	(18.2)	(39.2)

Carrying amount of liability component	$292.8	$285.8

        Based on quoted market prices, as of June 30, 2012 and July 2, 2011, the fair market value of the 1% Senior Convertible Notes was approximately $307.3 million and $332.1 million, respectively. Changes in fair market value reflect the change in the market price of the notes. The 1% Senior Convertible Notes are classified within level 2 as they are not actively traded in markets; and the bond parity derivatives related to the convertible notes are classified within level 1 since the quoted market price for identical instrument are available in active markets. The fair value of the bond parity derivatives is approximately zero as of June 30, 2012 and July 2, 2011.

        The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Years Ended
	June 30 2012	July 2 2011
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$3.2	$3.3
Accretion of debt discount	20.1	18.7

        The increase of the debt related to the interest accretion is treated as a non-cash transaction and the repayment of the carrying amount of the debt is classified as a financing activity within the Consolidated Statement of Cash Flows.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revolving Credit Facility

        On January 20, 2012, the Company entered into an agreement (the "Credit Agreement") for a five-year $250.0 million revolving credit facility that matures in January 2017. At the Company's option, the principal amount available under the facility may be increased by up to an additional $100 million. Borrowings under the credit facility bear an annual interest rate, at the Company's option, equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin for base rate loans, which ranges between 0.75% and 2.00%, based on the Company's leverage ratio or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for Eurocurrency loans, which ranges between 1.75% and 3.00%, based on the Company's leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility of between 0.25% and 0.50%, based on the Company's leverage ratio.

        Obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company ("the Guarantors"). The Company's obligations under the Credit Agreement have been secured by a pledge of substantially all assets of the Company and the Guarantors (subject to certain exclusions), full pledges of equity interests in certain domestic subsidiaries and partial pledges of equity interests in certain foreign subsidiaries. The Company has also agreed to maintain at least $200 million of cash and permitted investments in accounts which are subject to a control agreement.

        The Credit Agreement contains certain affirmative and negative covenants applicable to the Company and its subsidiaries, which include, among other things, restrictions on their ability to (i) incur additional indebtedness, (ii) make certain investments, (iii) acquire other entities, (iv) dispose of assets, (v) incur liens and (vi) make certain payments including those related to dividends or repurchase of equity. The Credit Agreement also contains financial maintenance covenants, including a maximum senior secured leverage ratio, a maximum total leverage ratio, a minimum interest coverage ratio and the requirement to maintain minimum liquidity.

        The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of June 30, 2012, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.7 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

        There was no drawdown under the facility during fiscal 2012, and the outstanding balance as of June 30,2012 is zero.

Outstanding Letters of Credit

        As of June 30, 2012, the Company had 15 standby letters of credit totalling $34.9 million.

Note 12. Restructuring and Related Charges

        The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of June 30, 2012, the Company's total restructuring accrual was $12.6 million. During the twelve months ended June 30, 2012 and July 2, 2011, the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company recorded $12.5 million and $14.8 million in restructuring and related charges, respectively. The Company's restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of the Company's restructuring plans described below for the twelve months ended June 30, 2012 were as follows:

	Balance July 2, 2011	Fiscal Year 2012 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance June 30, 2012
CommTest Operation and Repair Outsourcing Restructuring Plan	$—	$4.3	$(0.4)	$—	$3.9
AOT Business Consolidation Plan	—	0.8	—	—	0.8
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	—	2.8	(0.3)	—	2.5
CommTest Solutions Business Restructuring Plan (Workforce Reduction)	—	1.7	(1.5)	—	0.2
CommTest Germantown Tower Restructuring Plan (Lease Costs)	—	0.6	(0.1)	—	0.5
CCOP Fiscal Q1 2012 Plan (Workforce Reduction)	—	1.1	(1.1)	—	—
CommTest Sales Rebalancing Restructuring Plan (Workforce Reduction)	4.5	(0.9)	(3.6)	—	—
CommTest Market Rebalancing Restructuring Plan
Workforce Reduction	$3.6	$(0.3)	$(3.2)	$—	$0.1
Facilities and Equipment	—	0.7	(0.7)	—	—
Lease Costs	—	1.0	(0.2)	0.1	0.9

Total CommTest Market Rebalancing Restructuring Plan	$3.6	$1.4	$(4.1)	$0.1	$1.0
CommTest US Manufacturing Outsourcing Restructuring Plan (Lease Costs)	1.8	(0.1)	(0.8)	0.2	1.1
CommTest Germany Restructuring Plan (Workforce Reduction)	3.3	0.7	(1.0)	(0.6)	2.4
Other plans
Workforce Reduction	1.0	—	(0.8)	(0.1)	0.1
Facilities and Equipment	—	0.9	(0.9)	—	—
Lease Costs	1.2	(0.8)	(0.3)	—	0.1

Total other plans	$2.2	$0.1	$(2.0)	$(0.1)	$0.2

Total	$15.4	$12.5	$(14.9)	$(0.4)	$12.6

Ottawa Lease Exit Costs	5.9	0.1	(1.2)	(0.2)	4.6

        As of June 30, 2012 and July 2, 2011, the Company included the long-term portion of the restructuring liability of $4.0 million and $4.4 million, respectively, as "restructuring accrual", a

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component under other non-current liabilities, and the short-term portion as "restructuring accrual", a component under other current liabilities in the Consolidated Balance Sheets.

        The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to the Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income is $4.6 million and $5.9 million as of June 30, 2012 and July 2, 2011 respectively. The Company included the long-term portion of the contract obligations of $3.7 million and $5.0 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

CommTest Operation and Repair Outsourcing Restructuring Plan

        During the fourth quarter of fiscal 2012, management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM ("Customer Experience Management") business to consolidate key platforms from several sites to single site; (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 117 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in America, Europe and Asia. As a result, a restructuring charge of $4.3 million was recorded towards severance and employee benefits. As of June 30, 2012, 5 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

AOT Business Consolidation Plan

        During the fourth quarter of fiscal 2012, management approved a plan to consolidate and re-align the various business units within its AOT segment to improve synergies. This action will occur over the next several quarters and affected 17 employees primarily in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in the United States. As a result, a restructuring charge of $0.8 million was recorded towards severance and employee benefits. As of June 30, 2012, none of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

CommTest Manufacturing Support Consolidation Plan

        During the third quarter of fiscal 2012, management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment, by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 80 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As a result, a restructuring charge of $2.8 million was recorded towards severance and employee benefits. As of June 30, 2012, 2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

CommTest Solutions Business Restructuring Plan

        During the second quarter of fiscal 2012, management approved a plan to re-organize the Customer Experience Management business of the CommTest segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize CommTest's global operations to reduce costs by moving towards an outsourcing model. Approximately 57 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. The employees being affected are located in North America, Europe and Asia. As a result, a restructuring charge of $1.7 million was recorded towards severance and employee benefits. As of June 30, 2012, 55 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

CommTest Germantown Tower Restructuring Plan

        During the second quarter of fiscal 2012, management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

CCOP Fiscal Q1 2012 Plan

        During the first quarter of fiscal 2012, management approved a plan to restructure certain CCOP segment functions and responsibilities to drive efficiency and segment profitability in light of current economic conditions. 40 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits. As of December 31, 2011, all the employees under the plan have been terminated. The employees affected were located in North America and Asia. Payments related to severance and benefits were paid by October 2011.

CommTest Sales Rebalancing Restructuring Plan

        During the fourth quarter of fiscal 2011, management approved a plan to re-organize the sales organization and one of the product portfolios in the CommTest segment to focus efforts on higher growth technologies and regions. This re-organization was designed to improve the effectiveness of the segment's sales organization and re-align the research and development projects towards the overall growth strategy of the segment. Approximately 87 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of June 30, 2012, all employees have been terminated. The employees being affected are located in America, Europe and Asia. During the twelve months ended June 30, 2012, the Company adjusted down the accrual by $0.9 million, due to management's decision to re-locate employees who were originally included in the workforce reduction plan in order to realize co-location efficiencies. Payments related to remaining the severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2012.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CommTest Market Rebalancing Restructuring Plan

        During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. Approximately 127 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of June 30, 2012, all employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2013. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $0.9 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

CommTest US Manufacturing Outsourcing Restructuring Plan

        During fiscal 2010, the Company exited facilities in the states of Maryland and Indiana as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $1.1 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2015 for its facilities in the state of Indiana. Payments related the lease costs for its facilities in the state of Maryland were paid out as of December 31, 2011.

CommTest Germany Restructuring Plan

        During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of June 30, 2012, 65 employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

Other plans

        Other plans account for a minor portion of total restructuring accrual, with minimal or no revisions recorded.

Note 13. Income Taxes

        The Company's income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Domestic	$(76.7)	$44.6	$(65.6)
Foreign	33.1	1.0	6.3

(Loss) income before income taxes	$(43.6)	$45.6	$(59.3)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company's income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Federal:
Current	$—	$(0.1)	$(0.4)
Deferred	0.6	1.4	0.4

	0.6	1.3	—

State:
Current	0.2	0.1	(0.1)
Deferred	0.1	0.2	—

	0.3	0.3	(0.1)

Foreign:
Current	16.1	11.6	7.1
Deferred	(5.0)	(39.2)	(4.5)

	11.1	(27.6)	2.6

Total income tax expense (benefit)	$12.0	$(26.0)	$2.5

        The federal deferred tax expense primarily relates to the amortization of tax deductible goodwill. The foreign current expense primarily relates to the Company's profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the amortization of foreign intangibles.

        There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 30, 2012, July 2, 2011, and July 3, 2010.

        A reconciliation of the Company's income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Income tax (benefit) expense computed at federal statutory rate	$(15.2)	$15.9	$(20.8)
Foreign rate differential	(3.8)	(1.0)	(1.0)
Valuation allowance	23.7	(44.0)	24.1
Reversal of previously accrued taxes	(1.5)	(6.1)	(1.3)
Withholding tax	0.2	1.6	1.0
Tax credits	(1.2)	—	(1.0)
Non-deductible expenses	6.0	4.0	2.2
Other	3.8	3.6	(0.7)

Income tax expense (benefit)	$12.0	$(26.0)	$2.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The components of the Company's net deferred taxes consisted of the following (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Gross deferred tax assets:
Tax credit carryforwards	$148.0	$140.1	$158.4
Net operating loss carryforwards	2,288.2	2,273.4	2,334.1
Inventories	15.3	15.5	18.1
Accruals and reserves	41.0	43.6	27.1
Other	102.3	102.1	92.5
Acquisition-related items	127.2	155.4	186.3

Gross deferred tax assets	2,722.0	2,730.1	2,816.5
Valuation allowance	(2,637.0)	(2,611.2)	(2,702.6)

Deferred tax assets	85.0	118.9	113.9

Gross deferred tax liabilities:
Acquisition-related items	(35.2)	(65.1)	(86.3)
Undistributed foreign earnings	(2.9)	(2.3)	(4.0)
Other	(12.3)	(20.4)	(29.2)

Deferred tax liabilities	(50.4)	(87.8)	(119.5)

Total net deferred tax assets (liabilities)	$34.6	$31.1	$(5.6)

        As of June 30, 2012, the Company had federal, state and foreign tax net operating loss carryforwards of $5,876.5 million, $2,223.8 million and $867.3 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $74.5 million, $37.3 million and $47.4 million, respectively. Of this amount, approximately $81.5 million when realized will be credited to additional paid-in capital. The Company's policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will expire at various dates through 2032 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $186.1 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $8.2 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

        The valuation allowance increased by $25.8 million in fiscal 2012, decreased by $91.4 million in fiscal 2011, and increased by $26.0 million in fiscal 2010. The increase during fiscal 2012 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses. The decrease during fiscal 2011 was primarily due to release of the deferred tax valuation allowance for a non-US jurisdiction and the utilization and expiration of domestic and foreign net operating losses. The increase during fiscal 2010

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization of foreign net operating losses.

        Approximately $514.7 million of the valuation allowance as of June 30, 2012 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.

        During fiscal 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-US jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profit levels on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of the Company's reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of unrecognized tax benefits between June 27, 2009 through June 30, 2012 is as follows (in millions):

Balance at June 27, 2009	69.3
Additions based on the tax positions related to the current year	1.1
Reductions for lapse of statute of limitations	(7.3)
Additions due to foreign currency rate fluctuation	2.7
Reductions based on the tax positions related to the prior year	(0.6)

Balance at July 3, 2010	65.2
Additions based on the tax positions related to the current year	3.6
Reductions for lapse of statute of limitations	(3.6)
Reductions due to foreign currency rate fluctuation	(0.5)
Reductions based on the tax positions related to the prior year	(0.7)

Balance at July 2, 2011	64.0
Additions based on the tax positions related to the current year	3.4
Reductions for lapse of statute of limitations or for audit settlements	(1.9)
Reductions due to foreign currency rate fluctuation	(1.5)
Reductions based on change of tax rate	(2.7)

Balance at June 30, 2012	$61.3

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

        Included in the balance of unrecognized tax benefits at June 30, 2012 are $3.8 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 30, 2012 are $57.5 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

        The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 30, 2012 and July 2, 2011 was approximately $23.0 million and $23.8 million, respectively. During fiscal 2012, the Company's accrued interest and penalties was reduced by $0.8 million primarily because of the lapse of statute of limitations and foreign currency rate fluctuations. Due to the uncertainties related to current examinations in various jurisdictions, other changes could occur in the amount of unrecognized tax benefits during the next twelve months which the Company is unable to estimate at this time.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 30, 2012:

Tax Jurisdictions	Tax Years
United States	2008 and onward
Canada	2005 and onward
China	2007 and onward
France	2007 and onward
Germany	2006 and onward

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

Note 15. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

        As of June 30, 2012, the Company had 15.3 million shares of stock options and Full Value Awards (as defined below) issued and outstanding to employees and directors under the Company's 2005 Acquisition Equity Incentive Plan (the "2005 Plan"), Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan"), and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

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

        As of June 30, 2012, 12.6 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.

Employee Stock Purchase Plans

        In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan"). The 1998 Purchase Plan, which became

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 6.3 million shares remained available for issuance as of June 30, 2012.

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

Stock-Based Compensation Expense

        Stock-based compensation cost is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. As required by the authoritative guidance, management has made an estimate of expected forfeitures and is recognizing compensation costs only for those equity awards expected to vest. The impact on the Company's results of operations of recording stock-based compensation by function for fiscal 2012, 2011, and 2010 was as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Cost of sales	$7.9	$5.4	$5.3
Research and development	11.6	8.7	8.8
Selling, general and administrative	29.6	27.3	29.0

	$49.1	$41.4	$43.1

        Approximately $2.0 million of stock-based compensation was capitalized to inventory at June 30, 2012.

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

Stock Option Activity

        The Company did not grant any options during fiscal 2012. The total intrinsic value of options exercised during the year ended June 30, 2012 was $11.0 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

        The Company issues new shares of common stock upon exercise of stock options. All new hire stock option grants vest over four years with 25% vesting on the first anniversary of the date of grant and 6.25% vesting every quarter thereafter. Focal stock option grants vest over three or four years with various vesting schedules. In fiscal 2009 and 2010 the Company granted performance-based options with market conditions ("the market-condition options") to named executives. The market-condition options are being amortized based upon the graded vesting method.

        As of June 30, 2012, $5.8 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.0 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following is a summary of option activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of June 27, 2009	16.8	33.65
Granted	5.2	6.13
Exercised	(1.1)	4.56
Forfeited	(1.1)	6.37
Canceled	(3.0)	74.57

Balance as of July 3, 2010	16.8	21.54
Granted	3.6	11.91
Exercised	(4.1)	7.71
Forfeited	(0.5)	5.99
Canceled	(4.9)	52.52

Balance as of July 2, 2011	10.9	10.42
Exercised	(1.4)	5.84
Forfeited	(0.6)	7.03
Canceled	(0.7)	26.32

Balance as of June 30, 2012	8.2	10.02

        The following table summarizes significant ranges of outstanding and exercisable options as of June 30, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$ 0.00 — 10.00	3,446,133	4.9	$5.18	$20.1	2,208,244	4.8	$4.77	$13.8
10.01 — 20.00	3,985,929	5.0	11.65	1.6	2,473,357	4.3	11.76	0.9
20.01 — 30.00	774,828	3.4	23.06	—	587,328	2.3	23.17	—
30.01 — 100.00	1,303	1.7	35.54	—	1,303	1.7	35.54	—

	8,208,193	4.8	10.02	$21.7	5,270,232	4.3	10.11	$14.7

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $11.0 as of June 30, 2012, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2012 was 3.4 million.

Employee Stock Purchase Plan ("ESPP") Activity

        The compensation expense in connection with the Company's employee stock purchase plan for the year ended June 30, 2012 was $2.1 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company's employee stock purchase plan during the year ended June 30, 2012:

Purchase date	January 31, 2012	July 29, 2011
Shares Issued	406,558	370,321
Fair market value at purchase date	$12.69	$13.15

        As of June 30, 2012, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2013.

Full Value Awards Activity

        During the year ended June 30, 2012, the Company's Board of Directors approved the grant of 5.0 million Full Value Awards to the Company's Board of Directors and employees. Time based Full Value Awards are amortized on a straight-line basis over the probable vesting periods. Performance based Full Value Awards are amortized based upon the graded vesting method. During fiscal years 2012, 2011, and 2010, the Company recorded $36.0 million, $27.0 million, and $26.2 million of such compensation expenses, respectively.

        As of June 30, 2012, $55.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

        A summary of the status of the Company's nonvested Full Value Awards as of June 30, 2012 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted-average grant-dated fair value
Nonvested at June 27, 2009	0.7	5.7	6.4	9.38
Awards granted	0.1	2.8	2.9	8.41
Awards vested	(0.4)	(2.5)	(2.9)	10.05
Awards forfeited	(0.1)	(0.9)	(1.0)	9.47

Nonvested at July 3, 2010	0.3	5.1	5.4	8.49
Awards granted	0.1	3.5	3.6	12.34
Awards vested	(0.4)	(2.1)	(2.5)	9.02
Awards forfeited	—	(0.5)	(0.5)	9.43

Nonvested at July 2, 2011	—	6.0	6.0	10.49
Awards granted	0.5	4.5	5.0	12.31
Awards vested	—	(3.0)	(3.0)	9.01
Awards forfeited	—	(0.8)	(0.8)	11.67

Nonvested at June 30, 2012	0.5	6.7	7.2	12.37

        Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

        The Company estimates the fair value of the majority of stock options using a Black-Scholes-Merton (BSM) valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2012	2011	2010	2012	2011	2010
Expected term (in years)	NA	4.7	4.7	0.5	0.5	0.5
Expected volatility	NA	58.2%	56.0%	52.5%	49.9%	64.0%
Risk-free interest rate	NA	1.4%	2.4%	0.2%	0.2%	0.3%

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

        During the twelve month period ended June 30, 2012, the Company granted 0.5 million shares of Restricted Stock Units with market condition and 0.5 million represent the target amount of grants. The actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date. The aggregate grant-date fair value of MSUs was estimated to be $9.0 million and was calculated using a Monte Carlo simulation.

Note 16. Employee Benefit Plans

Employee 401(k) Plans

        The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $17,000 in calendar year 2012 as set by the Internal Revenue Service.

        Effective January 1, 2007, the Plan provided for a 100% match of employees' contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. Effective January 1, 2009, through the remainder of fiscal 2009, there was no Company match. Effective April 2010, the Company restored employer matching contributions to all eligible participants who have completed 180 days of service with JDSU. All matching contributions are made in cash and vest immediately. The Company's matching contributions to the 401(k) Plan were $7.2 million, $7.7 million, and $4.3 million in fiscal 2012, 2011, and 2010, respectively.

Deferred Compensation Plans

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

Employee Defined Benefit Plans

        The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 30, 2012 the UK plan was partially funded while the other plans were unfunded. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2013, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefit Plans			Other Post Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Service cost	$0.2	$0.3	$0.1	$—	$—	$—
Interest cost	5.5	5.3	5.7	0.1	0.1	—
Expected return on plan assets	(1.4)	(1.2)	(1.1)	—	—	—
Recognized actuarial gains	(0.4)	—	(0.8)	—	—	—

Net periodic benefit cost	$3.9	$4.4	$3.9	$0.1	$0.1	$—

        The Company's accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2013 is $0 million.

        The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans		Other Post Retirement Benefit Plans
	2012	2011	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$108.7	$99.9	$0.9	$0.8
Service cost	0.2	0.3	—	—
Interest cost	5.5	5.3	0.1	0.1
Actuarial (gains)/losses	15.3	(6.4)	0.1	—
Benefits paid	(4.8)	(5.0)	—	—
Foreign exchange impact	(13.0)	14.6	—	—

Benefit obligation at end of year	$111.9	$108.7	$1.1	$0.9

Change in plan assets:
Fair value of plan assets at beginning of year	$23.4	$19.4	$—	$—
Actual return on plan assets	1.1	2.9	—	—
Employer contributions	4.5	4.6	—	—
Benefits paid	(4.8)	(5.0)	—	—
Foreign exchange impact	(0.7)	1.5	—	—

Fair value of plan assets at end of year	$23.5	$23.4	$—	$—

Funded status	$(88.4)	$(85.3)	$(1.1)	$(0.9)

Accumulated benefit obligation	$111.3	$108.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefit Plans		Other Post Retirement Benefit Plans
	2012	2011	2012	2011
Amount recognized in the Consolidated Balance Sheets at end of year
Current liabilities	$4.3	$4.9	$—	$—
Non-current liabilities	84.1	80.4	1.1	0.9

Net amount recognized at end of year	$88.4	$85.3	$1.1	$0.9

Amount recognized in Accumulated Other Comprehensive Income at end of year
Actuarial gains/(losses), net of tax	$(0.3)	$14.4	$—	$—

Net amount recognized at end of year	$(0.3)	$14.4	$—	$—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss)
Net actuarial gains/(losses)	$(14.3)	$7.9	$—	$—
Amortization of accumulated net actuarial gains	(0.4)	—	—	—

Total recognized in other comprehensive income (loss)	$(14.7)	$7.9	$—	$—

        During fiscal 2012 and fiscal 2011, the Company contributed GBP 0.3 million and GBP 0.2 million or approximately $0.4 million and $0.3 million, respectively, to its UK pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company's UK and German pension plans, and other post retirement benefit plans.

	Pension Benefit Plans			Other Post Retirement Benefit Plans
	2012	2011	2010	2012	2011	2010
Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.0%	5.4%	4.8%	4.0%	5.6%	5.8%
Expected long-term return on plan assets	5.2	6.0	6.0	—	—	—
Rate of pension increase	2.0	1.8	1.8	—	—	—
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	4.0%	5.4%	4.8%	4.0%	5.6%	5.8%
Rate of pension increase	2.0	1.8	1.8	—	—	—

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

Fair Value Measurement of Plan Assets

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 30, 2012.

				Fair value measurement as of June 30, 2012
	Target Allocation	Total	Percentage of Plan Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36-44%	$9.3	40.0%	$9.3
Fixed income	45-55	11.9	50.0	11.9
Other	8-12	2.3	10.0	2.3

Total assets		$23.5	100.0%	$23.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of July 2, 2011.

				Fair value measurement as of July 2, 2011
	Target Allocation	Total	Percentage of Plan Assets	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36-44%	$9.3	40.0%	$9.3
Fixed income	45-55	11.6	49.0	11.6
Other	8-12	2.5	11.0	2.5

Total assets		$23.4	100.0%	$23.4

        The Company's pension assets consist of four institutional funds ("pension funds") of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

        Global equity fund consists primarily of index funds that invest approximately 60% in UK equities as represented by the FTSE All-Share Index and 40% in overseas equities as represented by the appropriate sub-divisions of FTSE All-World Index.

        Fixed income consists of two funds that invest primarily in index-linked Gilts (over 5 year) and sterling-denominated investment grade corporate bonds, respectively.

        Other consists of the diversified growth fund that invests in equity index, private equity, global real estate, infrastructure, and high yield bonds funds.

Future Benefit Payments

        The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company's PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefit Plans	Other Post Retirement Benefit Plans
2013	$5.1	$—
2014	4.8	0.1
2015	4.9	—
2016	5.6	—
2017	6.4	0.1
Thereafter	61.6	0.9

Total	$88.4	$1.1

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

KLA-Tencor Corporation ("KLA-Tencor")

        As of June 30, 2012, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company.

        Transactions and balances with the Company's related parties were as follows (in millions):

	Years Ended				Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010		June 30, 2012	July 2, 2011
Sales:				Accounts Receivable:
Fabrinet (1) *	$—	$—	$10.3	Fabrinet (1)	$—	$—
KLA-Tencor	7.4	6.4	2.6	KLA-Tencor	0.9	0.7

	$7.4	$6.4	$12.9		$0.9	$0.7

Purchases:				Accounts Payable:
Fabrinet (1)	$—	$—	$78.3	Fabrinet (1)	$—	$—

	$—	$—	$78.3		$—	$—

*
Sales are related to sale of inventory

(1)
No amounts are reported for Fabrinet for the year ended June 30, 2012 and July 2, 2011 as Farbrinet was no longer a related party as of July 6, 2010.

Note 18. Commitments and Contingencies

Operating Leases

        The Company leases certain real and personal property from unrelated third parties under non-cancelable operating leases that expire at various dates through fiscal 2021. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of June 30, 2012, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2013	$29.4
2014	27.7
2015	23.7
2016	19.2
2017	16.1
Thereafter	31.1

Total minimum operating lease payments	$147.2

        Included in the future minimum lease payments table above is $6.8 million related to lease commitments in connection with the Company's restructuring activities. See "Note 12. Restructuring and Related Charges" for more detail.

        The aggregate future minimum rentals to be received under non-cancellable subleases totaled $1.3 million as of June 30, 2012. Rental expense relating to building and equipment was $28.1 million, $25.2 million, and $20.1 million in fiscal 2012, 2011, and 2010, respectively.

Purchase Obligations

        Purchase obligations of $139.4 million as of June 30, 2012, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

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

Financing Obligations—Eningen, Santa Rosa and Payment Plan Agreements for Software Licenses

Eningen

        On December 16, 2011, the Company executed and closed the sale and leaseback transaction of certain buildings and land in Eningen, Germany. The Company sold approximately 394,217 square feet of land, nine buildings with approximately 386,132 rentable square feet, and parking areas. The Company leased back approximately 158,154 rentable square feet comprised of two buildings and a portion of a basement of another building (the "Leased Premises"). The lease term is 10 years with the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

right to cancel a certain portion of the lease after 5 years. The gross cash proceeds received from the transaction were approximately €7.1 million.

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

        Upon execution and close of the sale and lease-back transaction, the Company began consolidating from four currently-occupied buildings into the Leased Premises. The consolidation was completed by the end of fiscal 2012.

        Due to the continuing involvement as described above, the related portion of the cash proceeds and transaction costs, associated with the Leased Premises and other buildings which the Company continues to occupy, was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate. Accordingly, the carrying value of these buildings and associated land will remain on the Company's books and the buildings will continue to be depreciated over their remaining useful lives. The portion of the proceeds received have been recorded as a financing obligation, a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back and currently being occupied is recorded as a reduction in the financing obligation.

        The Company completed the consolidation and exited one of the buildings, which it previously occupied and is not being leased, during the fourth quarter of fiscal 2012. Upon exit, the Company had no form of continuing involvement for the aforementioned building and associated land. The Company accordingly removed the carrying value of the building, the associated land and the financing liability and recognized a gain of $0.5 million.

        During the year ended June 30, 2012, the Company has recognized a loss, net of transaction costs, of $0.2 million on sale of remaining five buildings and associated land on which there is no form of continuing involvement.

        As of June 30, 2012, of the total financing obligation related to the Eningen transaction, $0.1 million was included in Other current liabilities, and $4.9 million was included in Other non-current liabilities.

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

        As of June 30, 2012, $0.9 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities. As of July 2, 2011, $0.7 million was included in Other current liabilities, and $29.4 million was included in Other non-current liabilities.

        The lease payments due under the agreement reset to fair market rental rates upon the Company's execution of the renewal options.

Payment Plan Agreements for Software Licenses

        During fiscal 2011 and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses from the same supplier, in accordance with the authoritative accounting guidance. The Company entered into a three-year payment plan agreement ("PPA") with the supplier towards software licenses and technical support purchased in fiscal 2009. Under this PPA, payments are made on a quarterly basis starting the first quarter of fiscal 2010. The Company entered into a four-year payment plan agreement ("PPA") with the supplier towards software licenses and technical support purchased in fiscal 2011. Under this PPA, payments are made on an annual basis starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows. As of June 30, 2012, the Company has a contractual commitment of $3.8 million towards the payment of software licenses, of which $1.9 million is due in fiscal 2013 and $1.9 million is due in fiscal 2014.

        During the fiscal years 2012, 2011, and 2010 the Company recorded amortization expense of $3.6 million, $2.2 million, and $2.2 million respectively.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 30, 2012 and July 2, 2011.

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

        The following table presents the changes in the Company's warranty reserve during fiscal 2012 and fiscal 2011 (in millions):

	Years Ended
	June 30, 2012	July 2, 2011
Balance as of beginning of year	$7.9	$7.3
Provision for warranty	9.5	6.7
Utilization of reserve	(7.9)	(4.7)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.4)	(1.4)

Balance as of end of year	$8.1	$7.9

Legal Proceedings

        During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator's decision in a legal dispute unrelated to current or future quarters. The arbitrator's decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company's favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The arbitration award was confirmed at the California State Superior Court in October, 2011. On March 5, 2012 the Pennsylvania District Court denied JDSU's request to vacate the arbitration award, and the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. The related charge is included as a component of selling, general and administrative expense in the Company's Consolidated Statement of Operations.

        The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company's financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

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

        JDSU is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs"), and enterprises. JDSU is also an established leader in developing anti-counterfeiting technologies for currencies and other high value documents and products. In addition, the Company is leveraging its core networking and optical technology expertise to expand into emerging markets, including high-powered commercial lasers for manufacturing applications and gesture—recognition solutions for consumer electronics. The major segments the Company serves are:

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

  (iii)
  Advanced Optical Technologies Business Segment:

    The AOT segment provides innovative optical solutions for anti-counterfeiting, authentication and thin film coatings for a range of public- and private-sector markets. These products enhance and manage the behavior of light by using its reflection, absorption, and transmission properties to achieve specific effects such as high reflectivity, antiglare, and spectral filtering. Specific product applications include computer-driven projectors, intelligent lighting systems, office equipment, security products, and decorative surface treatments. AOT also provides multilayer product-security solutions for a number of markets. These solutions deliver overt, covert, forensic and digital product and document verification for protection against counterfeiting and tampering.

        The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company evaluates segment performance based on operating income (loss) excluding unallocated amounts. The Company does not maintain total assets information by reportable segment.

        The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, income taxes, or non-operating income and expenses to its segments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Information on reportable segments is as follows (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenue:
Communications Test and Measurement	$755.4	$814.7	$652.2
Communications and Commercial Optical Products	701.6	770.8	499.3
Advanced Optical Technologies	225.7	230.7	221.9
Deferred revenue related to purchase accounting adjustment	(0.6)	(11.7)	(9.5)

Net revenue	$1,682.1	$1,804.5	$1,363.9

Operating income (loss):
Communications Test and Measurement	$98.3	$119.4	$81.5
Communications and Commercial Optical Products	72.0	130.0	33.4
Advanced Optical Technologies	72.7	77.7	82.5
Corporate	(89.3)	(96.4)	(100.0)

Total segment operating income	153.7	230.7	97.4
Unallocated amounts:
Stock based compensation	(49.1)	(41.4)	(43.1)
Acquisition-related charges and amortization of intangibles	(87.2)	(100.9)	(88.0)
(Loss) gain on disposal and impairment of long-lived assets	(22.7)	(1.5)	2.0
Restructuring and related charges	(12.5)	(14.8)	(17.7)
Realignment and other charges	(11.3)	(6.7)	(4.8)
Interest and other income, net	11.2	2.2	8.2
Interest expense	(27.3)	(25.4)	(24.3)
Gain on sale of investments	1.6	3.4	13.1

Income (loss) before income taxes	$(43.6)	$45.6	$(57.2)

        The Company operates primarily in three geographic regions: Americas, Europe and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 30, 2012	July 2, 2011	July 3, 2010
Net revenue:
Americas	$847.9	$877.6	$662.0
Europe	402.7	475.5	374.6
Asia-Pacific	431.5	451.4	327.3

Total net revenue	$1,682.1	$1,804.5	$1,363.9

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $686.8 million, $695.9 million and 532.8 million, for the fiscal years ended June 30, 2012, July 2, 2011 and July 3, 2010, respectively, based on customers' shipment location.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas.

	Years Ended
	June 30, 2012	July 2, 2011
United States	$108.1	$115.7
Other Americas	14.0	13.7
China	80.6	61.5
Other Asia-Pacific	32.3	33.5
Germany	10.6	15.3
Other Europe	7.3	9.2

Total long-lived assets	$252.9	$248.9

        During fiscal 2012, 2011 and 2010, no customer accounted for more than 10% of net revenue.

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

Note 21. Subsequent Events

Repurchase of 1% Senior Convertible Notes

        On July 2, 2012, the Company repurchased an additional $50.0 million aggregate principal amount of its 1% Senior Convertible Notes for $49.8 million in cash. The Company expects to record a loss on this repurchase of approximately $2.1 million in compliance with the authoritative guidance in the first quarter of fiscal 2013.

Acquisition of GenComm Co., Ltd. ("GenComm")

        On August 17, 2012 ("Closing Date"), the Company completed the acquisition of GenComm based in Seoul, South Korea. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately USD 15.0 million in cash subject to working capital adjustments, including holdback payments of approximately USD 3.5 million which are due 18 months after the closing date and approximately USD 0.5 million which is due 60 months after the closing date. After the Closing Date, GenComm was integrated in the Company's Communications Test and Measurement segment.

        Due to the timing of the closing, the Company has not completed the purchase accounting for this transaction as of August 24, 2012, the date the financial statements were issued.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 22. Quarterly Financial Information (Unaudited)

        The following table presents the Company's quarterly consolidated statements of operations for fiscal 2012 and 2011 (in millions, except per share data):

	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011	July 2, 2011	April 2, 2011	January 1, 2011	October 2, 2010
Net revenue	$439.3	$409.2	$412.8	$420.8	$471.8	$454.0	$473.5	$405.2
Cost of sales	241.8	225.4	222.4	223.9	253.3	240.0	245.6	217.8
Amortization of acquired technologies	14.8	14.1	15.4	14.3	14.4	14.3	14.1	14.1

Gross profit	182.7	169.7	175.0	182.6	204.1	199.7	213.8	173.3
Operating expenses:
Research and development	64.3	62.5	59.4	59.8	62.7	60.6	60.2	56.4
Selling, general and administrative	107.4	105.1	105.8	110.7	109.7	110.7	109.5	107.2
Amortization of other intangibles	7.3	7.5	7.2	6.9	7.6	8.0	8.0	8.6
Loss (gain) on disposal and impairment of long-lived assets (3)	21.8	0.2	0.2	0.5	1.3	0.2	—	—
Restructuring and related charges	5.0	2.0	4.0	1.5	4.4	7.6	2.5	0.3

Total operating expenses	205.8	177.3	176.6	179.4	185.7	187.1	180.2	172.5

(Loss) income from operations	(23.1)	(7.6)	(1.6)	3.2	18.4	12.6	33.6	0.8
Interest and other income (expense), net (4)	10.3	0.1	0.9	(0.1)	0.4	—	1.5	0.3
Interest expense	(7.2)	(6.9)	(6.6)	(6.6)	(6.5)	(6.2)	(6.4)	(6.3)
Gain on sale of investments	0.3	0.1	0.1	1.1	—	0.1	0.1	3.2

(Loss) income before income taxes, net	(19.7)	(14.3)	(7.2)	(2.4)	12.3	6.5	28.8	(2.0)
Income tax expense (benefit) (2)	2.5	3.1	3.0	3.4	3.0	(32.1)	5.2	(2.1)

Net (loss) income	$(22.2)	$(17.4)	$(10.2)	$(5.8)	$9.3	$38.6	$23.6	$0.1

Net (loss) income per share—basic (1)	$(0.10)	$(0.08)	$(0.04)	$(0.03)	$0.04	$0.17	$0.11	$—

Net (loss) income per share—diluted (1)	$(0.10)	$(0.08)	$(0.04)	$(0.03)	$0.04	$0.16	$0.10	$—

Shares used in per share calculation:
Basic	231.7	230.6	229.4	228.4	227.2	225.6	222.9	221.8
Diluted	231.7	230.6	229.4	228.4	235.7	235.4	229.1	227.5

(1)
Net (loss) income per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net (loss) income per share amounts do not equal the annual basic and diluted net (loss) income per share amount for fiscal 2012 or fiscal 2011, respectively.

(2)
For the quarter ended April 2, 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-US jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter.

(3)
For the quarter ended June 30, 2012, the Company recorded an impairment of long lived assets of $21.5 million for its Holograms business within the AOT segment.

(4)
For the quarter ended June 30, 2012, the Company received $10.5 million, net of deductibles, from the insurance company against the claim filed for business interruption and miscellaneous property losses arising due to flooding at one of the Company's manufacturing partner, of which $9.4 million was recorded as other income in Interest and other income (expense), net.

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

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 30, 2012. The Company's internal control over financial reporting as of June 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

        Except as described below there were no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

        The Company had an ongoing initiative to upgrade its enterprise resource planning (ERP) system in various sites across the world to improve operational efficiency and effectiveness. The upgrade was implemented in certain sites in EMEA and Asia-Pacific during the second and fourth quarter of fiscal 2012, respectively. Management believes that effective internal control over financial reporting was maintained during the upgrade process.

ITEM 9B.    OTHER INFORMATION

        None

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the Company's executive officers and directors required by this Item is incorporated by reference to the section entitled "Proposal One—Elections of Directors" in the Company's Definitive Proxy Statement in connection with the 2012 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 30, 2012. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is incorporated by reference to the sections entitled "Relationships Among Directors or Executive Officers," "Certain Relationships and Related Person Transactions," and "Code of Ethics," "Director Independence," and "Board Committees and Meetings" under the "Corporate Governance" heading in the Proxy Statement.

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

  3.
  Exhibits:

    See Item 15(b)

(b)
Exhibits:

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Second Restated Certificate of Incorporation	8-K	3.1	8/29/11
3.3	Certificate of Designation of the Series B Preferred Stock	8-K	3.1	8/29/11
3.4	Certificate of Designation of the Special Voting Stock	8-K	3.1	8/29/11
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	10/18/11
3.6	Certificate of Amendment of Certificate of Designation of the Series B Preferred Stock	8-K	3.6	8/29/11
4.1	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.)	14A		6/2/99

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2	Voting and Exchange Trust Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company	10-K	4.2	9/1/99
4.3	Exchangeable Share Support Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company	10-K	4.3	9/1/99
4.4	Registration Rights Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and The Furukawa Electric Co., Ltd	10-K	4.5	9/1/99
4.5	Fifth Amended and Restated Rights Agreement dated February 15, 2003, between JDS Uniphase and American Stock Transfer & Trust Company	8-A12G/A	1	2/18/03
4.6	Amended and Restated Rights Agreement dated February 6, 2003, between JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company	10-K	4.6	9/24/03
4.7	Indenture dated October 31, 2003	S-3	4.7	11/14/03
4.8	Registration Rights Agreement dated October 27, 2003, between JDS Uniphase, Morgan Stanley & Co., Inc, Goldman Sachs & Co. and CIBC World Markets Corp	S-3	4.9	11/14/03
10.1	Support Agreement dated April 29, 1999, between Uniphase Corporation, 3506967 Canada Inc., The Furukawa Electric Company, Ltd., and JDS FITEL Inc.	10-K	10.23	9/1/99
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/02
10.3	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/30/11
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/02
10.5	2005 Acquisition Equity Incentive Plan	10-K	10.3	8/30/11
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/05
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/05
10.8	2008 Change of Control Benefits Plan	8-K	10.8	8/15/11
10.9	Form of Indemnification Agreement	8-K	10.9	8/15/11

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.10	Amended and Restated 2003 Equity Incentive Plan	14A	App. A	9/26/08
10.12	Promotion Letter for Alan Lowe	10-Q	10.22	11/12/09
10.16	Employment Agreement for Thomas Waechter	8-K	10.25	12/18/08
10.17	Form of Deferred Stock Unit Award Agreement	8-K	10.18	10/9/07
10.20	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S.)	10-K	10.20	8/31/10
10.21	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for China)	10-K	10.21	8/31/10
10.22	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for France)	10-K	10.22	8/31/10
10.23	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the Rest of World)	10-K	10.23	8/31/10
10.24	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S.)	10-K	10.24	8/31/10
10.25	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for China)	10-K	10.25	8/31/10
10.26	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for France)	10-K	10.26	8/31/10
10.27	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the Rest of World)	10-K	10.27	8/31/10
10.28	Amendment to Amended and Restated 1998 Employee Stock Purchase Plan	14A	App. E	9/25/09
10.29	Credit Agreement dated January 20, 2012, among JDS Uniphase Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	1/26/12
10.30	Pledge and Security Agreement dated January 20, 2012, among JDS Uniphase Corporation, certain subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.2	1/26/12
10.31	2003 Equity Incentive Plan Form of Market Stock Unit Award Agreement				X
21.1	Subsidiaries of JDS Uniphase Corporation				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS*	XBRL Instance Document				X
101.SCH*	XBRL Taxonomy Extension Schema Document				X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document				X

*
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

Date: August 24, 2012	JDS UNIPHASE CORPORATION
	By:	/s/ DAVID VELLEQUETTE David Vellequette Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ THOMAS WAECHTER Thomas Waechter	President, Chief Executive Officer (Principal Executive Officer) and Director	August 24, 2012
/s/ DAVID VELLEQUETTE David Vellequette	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 24, 2012
/s/ KEITH BARNES Keith Barnes	Director	August 24, 2012
/s/ RICHARD BELLUZZO Richard Belluzzo	Director	August 24, 2012
/s/ HAROLD L. COVERT Harold L. Covert	Director	August 24, 2012
/s/ PENELOPE HERSCHER Penelope Herscher	Director	August 24, 2012
/s/ MASOOD JABBAR Masood Jabbar	Director	August 24, 2012
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Chairman	August 24, 2012