Form 10-Q
period 2012-09-29
JDS UNIPHASE CORP /CA/
filed 2012-11-08
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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

As of October 27, 2012, the Registrant had 233,951,449 shares of common stock outstanding, including 3,852,789 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011
Net revenue	$420.9	$415.8
Cost of sales	231.2	219.9
Amortization of acquired technologies	17.1	14.3
Gross profit	172.6	181.6
Operating expenses:
Research and development	61.6	59.3
Selling, general and administrative	104.7	110.3
Amortization of other intangibles	3.5	5.1
Restructuring and related charges	2.7	1.5
Total operating expenses	172.5	176.2
Income from operations	0.1	5.4
Interest and other income (expense), net	(0.5)	(0.1)
Interest expense	(6.1)	(6.6)
Gain on sale of investments	0.1	1.1
Loss from continuing operations before income taxes	(6.4)	(0.2)
Provision for income taxes	3.4	3.4
Loss from continuing operations, net of tax	(9.8)	(3.6)
Loss from discontinued operations, net of tax	(1.8)	(2.2)
Net loss	$(11.6)	$(5.8)

Net loss per share - basic and diluted from:
Continuing operations	$(0.04)	$(0.02)
Discontinued operations	(0.01)	(0.01)
Net loss	$(0.05)	$(0.03)

Shares used in per share calculation - basic and diluted	232.8	228.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011
Net (loss)	$(11.6)	$(5.8)
Other comprehensive (loss):
Unrealized gains and losses on investments, net of tax:
Unrealized holding gains (losses) arising during period	0.4	(0.3)
Less: reclassification adjustments included in net loss	(0.1)	(1.3)
Net change in cumulative translation adjustments	3.3	(5.6)
Net change in other comprehensive (loss)	3.6	(7.2)
Comprehensive (loss)	$(8.0)	$(13.0)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 29,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$332.6	$401.1
Short-term investments	366.2	320.5
Restricted cash	31.5	31.1
Accounts receivable, net (Note 6)	275.7	305.8
Inventories, net	177.3	174.5
Prepayments and other current assets	79.3	77.2
Total current assets	1,262.6	1,310.2
Property, plant and equipment, net	252.5	252.9
Goodwill	75.0	68.7
Intangibles, net	162.3	178.8
Other non-current assets	70.9	58.9
Total assets	$1,823.3	$1,869.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$113.8	$117.6
Accrued payroll and related expenses	63.0	68.6
Income taxes payable	21.6	20.7
Deferred revenue	69.4	81.2
Accrued expenses	38.0	35.3
Short-term debt	249.9	292.8
Other current liabilities	35.0	37.9
Total current liabilities	590.7	654.1
Other non-current liabilities	190.2	176.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at September 29, 2012 and June 30, 2012, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 234 million shares at September 29, 2012 and 232 million shares at June 30, 2012, issued and outstanding	0.2	0.2
Additional paid-in capital	69,707.3	69,695.7
Accumulated deficit	(68,676.2)	(68,664.6)
Accumulated other comprehensive income	11.1	7.5
Total stockholders’ equity	1,042.4	1,038.8
Total liabilities and stockholders’ equity	$1,823.3	$1,869.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 29,	October 1,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(11.6)	$(5.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	17.0	17.3
Amortization of acquired technologies and other intangibles	20.8	21.2
Stock-based compensation	12.7	11.6
Amortization of debt issuance costs and accretion of debt discount	4.5	5.1
Amortization of discount and premium on investments, net	1.0	0.8
Other adjustments	1.4	(0.4)
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	34.8	45.6
Inventories	0.8	(18.5)
Other current and non-current assets	(13.7)	1.1
Accounts payable	(0.7)	(15.2)
Income taxes payable	0.7	(0.1)
Deferred revenue, current and non-current	(7.3)	(13.1)
Accrued payroll and related expenses	(14.0)	(23.3)
Accrued expenses and other current and non-current liabilities	(3.3)	(3.4)
Net cash provided by operating activities	43.1	22.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(147.8)	(123.5)
Maturities and sales of investments	102.6	100.3
Changes in restricted cash	(0.4)	(0.1)
Acquisition of business, net of cash acquired	(9.1)	(3.7)
Acquisition of property and equipment	(17.8)	(21.2)
Net cash used in investing activities	(72.5)	(48.2)

FINANCING ACTIVITIES:
Redemption of convertible debt	(47.8)	—
Payment of financing obligations	(0.2)	(6.5)
Proceeds from exercise of employee stock options and employee stock purchase plan	6.9	6.4
Net cash used in financing activities	(41.1)	(0.1)

Effect of exchange rate changes on cash and cash equivalents	2.0	(3.1)
Decrease in cash and cash equivalents	(68.5)	(28.5)
Cash and cash equivalents at beginning of period	401.1	395.4
Cash and cash equivalents at end of period	$332.6	$366.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of September 29, 2012 and for the three months ended September 29, 2012 and October 1, 2011 is unaudited, and includes all normal and recurring adjustments that management considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

The balance sheet as of June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 29, 2012 and October 1, 2011 may not be indicative of results for the year ending June 29, 2013 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2013 is a 52 week year ending on June 29, 2013. The Company’s fiscal 2012 was a 52 week year and ended on June 30, 2012.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out-of-Period Adjustments

For the three months ended September 29, 2012, the Company recorded out-of-period adjustments primarily related to the cost of sales in fiscal year 2011. The impact of the corrections reduced the net loss by $1.9 million for the three months ended September 29, 2012. As Management and the Audit Committee concluded these errors, both individually and in aggregate, were not material to any prior years’ financial statements and the impact of correcting these errors in the current year is not expected to be material to the full year fiscal 2013 financial statements, the Company recorded the correction of these errors in the first quarter of fiscal 2013.

Discontinued Operations

On September 18, 2012, the Company entered into a definitive agreement to sell its hologram business (“Hologram Business”) to OpSec Security Inc. for $11.5 million in cash. The Consolidated Statement of Operations has been recasted to present the Hologram Business as discontinued operations as described in “Note 18. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 29,	October 1,
	2012	2011
Numerator:
Loss from continuing operations, net of tax	$(9.8)	$(3.6)
Loss from discontinued operations, net of tax	(1.8)	(2.2)
Net loss	$(11.6)	$(5.8)
Denominator:
Weighted-average number of common shares outstanding:
Basic and diluted	232.8	228.4

Loss from continuing operations, net of tax – basic and diluted	$(0.04)	$(0.02)
Loss from discontinued operations, net of tax – basic and diluted	(0.01)	(0.01)
Net loss per share – basic and diluted	$(0.05)	$(0.03)

As the Company incurred net losses for the three months ended September 29, 2012 and October 1, 2011, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”), and Full Value Awards (restricted shares and stock units), have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 29,	October 1,
	2012	2011
Stock options and ESPP	8.5	11.0
Restricted stock units	8.5	7.4
Total potentially dilutive securities	17.0	18.4

The Company’s 1% Senior Convertible Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash.  See “Note 10. Debts and Letters of Credit” for more details.

Note 4. Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligation.

At September 29, 2012 and June 30, 2012, balances for the components of accumulated other comprehensive income were as follows (in millions):

	September 29,	June 30,
	2012	2012
Unrealized losses on available-for-sale investments, net of tax	$(2.5)	$(2.8)
Foreign currency translation adjustments	13.9	10.6
Defined benefit obligation, net of tax	(0.3)	(0.3)
Accumulated other comprehensive income	$11.1	$7.5

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Mergers and Acquisitions

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012 (“Closing Date”), the Company completed the acquisition of GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters, based in Seoul, South Korea. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million, which are reserved for potential breach of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the Closing Date. After the Closing Date, GenComm was integrated in the Company’s Communications Test and Measurement segment (“CommTest”).

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$5.9
Intangible assets acquired:
Developed technology	3.2
Customer relationships	0.2
Backlog	0.2
Goodwill	5.7
Total purchase price	$15.2

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$1.9
Accounts receivable	2.3
Inventories	2.4
Property and equipment	2.9
Tax liabilities, net	(1.7)
Employee related liabilities	(1.5)
Other assets and liabilities, net	(0.4)
Net tangible assets acquired	$5.9

The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of four years. Backlog has been fully amortized as of September 29, 2012. Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of GenComm. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance. Goodwill has been assigned to the Communications Test and Measurement segment and is not deductible for tax purposes.

GenComm’s results of operations have been included in the Company’s consolidated financial statements subsequent to the Closing Date. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dyaptive Systems Inc. (“Dyaptive”)

In January 2012, the Company completed the acquisition of Dyaptive based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of CAD 14.9 million (approximately USD 14.8 million) in cash, including a holdback payment of CAD 2.0 million (approximately USD 2.0 million), which is reserved for potential breach of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released on December 14, 2012.

Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. The Company acquired Dyaptive to strengthen its laboratory product portfolio and to offer field service and production test tools that are complementary to its current products. Dyaptive is included in the Company’s CommTest segment.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 30,	Charged to Costs		September 29,
	2012	and Expenses	Deduction (1)	2012
Allowance for doubtful accounts	$2.2	$(0.1)	$(0.3)	$1.8
Allowance for sales returns	0.4	(0.1)	(0.1)	0.2
Total accounts receivable reserves	$2.6	$(0.2)	$(0.4)	$2.0

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	September 29,	June 30,
	2012	2012
Finished goods	$89.2	$89.5
Work in process	38.8	37.3
Raw materials and purchased parts	49.3	47.7
Total inventories, net	$177.3	$174.5

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	September 29,	June 30,
	2012	2012
Land	$15.3	$14.1
Buildings and improvements	37.7	35.8
Machinery and equipment	440.6	421.3
Furniture, fixtures, software and office equipment	169.0	166.1
Leasehold improvements	95.6	95.3
Construction in progress	15.8	33.0
	774.0	765.6
Less: Accumulated depreciation	(521.5)	(512.7)
Property, plant and equipment, net	$252.5	$252.9

During the three months ended September 29, 2012 the Company completed a capital investment project in machinery and equipment to increase anti-counterfeiting production capabilities in Beijing, China that was included in Construction in progress as of June 30, 2012. The Company began depreciating the asset over its useful life of 20 years during the first quarter of fiscal 2013.

At September 29, 2012 and June 30, 2012, property, plant and equipment, net included $13.9 million and $14.6 million, respectively, in land and buildings related to the Santa Rosa Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. At September 29, 2012 and June 30, 2012, property, plant and equipment, net included $5.3 million and $6.8 million, respectively, in land and buildings related to the Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more detail.

During the three months ended September 29, 2012 and October 1, 2011, the Company recorded $16.9 million and $17.1 million of depreciation expense, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	September 29,	June 30,
	2012	2012
Prepayments	$33.7	$30.9
Advances to contract manufacturers	14.1	18.4
Deferred income tax	2.4	2.3
Refundable income taxes	2.6	4.7
Other receivables	18.4	13.0
Other current assets	8.1	7.9
Total prepayments and other current assets	$79.3	$77.2

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	September 29,	June 30,
	2012	2012
Deferred compensation plan	$4.8	$4.6
Warranty accrual	7.6	8.1
VAT liabilities	3.1	2.7
Restructuring accrual	7.6	8.6
Deferred taxes	3.2	3.1
Other	8.7	10.8
Total other current liabilities	$35.0	$37.9

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	September 29,	June 30,
	2012	2012
Pension accrual and post-employment benefits	$88.7	$85.2
Deferred taxes	4.4	4.7
Restructuring accrual	3.7	4.0
Financing obligation	35.6	35.4
Non-current income taxes payable	10.5	9.3
Asset retirement obligations	9.4	9.2
Long-term deferred revenue	21.6	16.1
Other	16.3	12.7
Total other non-current liabilities	$190.2	$176.6

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At September 29, 2012, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$67.5	$0.1	$—	$67.6
Agencies
U.S.	72.0	0.1	—	72.1
Foreign	3.3	—	—	3.3
Municipal bonds and sovereign debt instruments	13.2	—	—	13.2
Asset-backed securities	40.9	0.3	(0.4)	40.8
Corporate securities	191.3	1.8	—	193.1
Total available-for-sale securities	$388.2	$2.3	$(0.4)	$390.1

The Company generally classifies debt securities as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of September 29, 2012, of the total estimated fair value, $27.3 million was classified as cash equivalents, $361.4 million was classified as short-term investments, and $1.4 million was classified as other non-current assets.

In addition to the amounts presented above, at September 29, 2012, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.8 million, of which $1.4 million were invested in debt securities, $0.4 million were invested in money market instruments and funds and $3.0 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three months ended September 29, 2012 and October 1, 2011, the Company recorded no other-than-temporary impairment charges.

At September 29, 2012, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Total gross unrealized losses	$—	$0.4	$0.4

At September 29, 2012, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$234.5	$236.2
Amounts maturing in 1 - 5 years	152.2	152.5
Amounts maturing in more than 5 years	1.5	1.4
Total debt securities	$388.2	$390.1

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2012, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$52.0	$—	$—	$52.0
Agencies
U.S.	65.1	0.2	—	65.3
Foreign	3.3	—	—	3.3
Municipal bonds and sovereign debt instruments	11.4	—	—	11.4
Asset-backed securities	21.9	0.2	(0.4)	21.7
Corporate securities	183.6	1.3	(0.1)	184.8
Total available-for-sale securities	$337.3	$1.7	$(0.5)	$338.5

The Company generally classifies debt securities as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of June 30, 2012, of the total estimated fair value, $21.3 million was classified as cash equivalents, $315.9 million was classified as short-term investments, and $1.3 million was classified as other non-current assets.

In addition to the amounts presented above, at June 30, 2012, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.6 million, of which $0.9 million were invested in debt securities, $0.5 million were invested in money market instruments and funds and $3.2 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in interest and other income (expense), net.

At June 30, 2012, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.4	$0.5

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value at September 29, 2012 are summarized below (in millions):

		Fair value measurement as of September 29, 2012
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$67.6	$67.6	$—
Agencies
U.S.	72.1	—	72.1
Foreign	3.3	—	3.3
Municipal bonds and sovereign debt instruments	13.2	—	13.2
Asset-backed securities	40.8	—	40.8
Corporate securities	193.1	—	193.1
Total debt available-for-sale securities	390.1	67.6	322.5
Money market funds	237.9	237.9	—
Trading securities	4.8	4.8	—
Total assets (1)	$632.8	$310.3	$322.5

(1)         $227.0 million in cash and cash equivalents, $366.2 million in short-term investments, $31.5 million in restricted cash, $8.1 million in other non-current assets on the Company’s consolidated balance sheet.

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

During the three months ended September 29, 2012, there was no transfer between Level 1 and Level 2 fair value instruments.

As of June 30, 2012 and during the three months ended September 29, 2012, the Company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both September 29, 2012 and June 30, 2012, is not significant. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The Company’s goodwill balance as of September 29, 2012 was $75.0 million, which consisted of $66.7 million of goodwill in the CommTest segment and $8.3 million of goodwill in the Optical Security and Performance Products (“OSP”) segment. The Company’s goodwill balance as of June 30, 2012 was $68.7 million, which consisted of $60.4 million of goodwill in the CommTest segment and $8.3 million of goodwill in the Advanced Optical Technologies (“AOT”) segment. The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

During the first quarter of fiscal 2013, the reporting structure of the AOT reportable segment was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group (“COPG”), Flex Products Group (“Flex”) and Authentication Solutions Group (“ASG”) (excluding the Hologram Business), were merged into the new OSP reportable segment replacing AOT. As the entire $8.3 million balance of AOT’s goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT’s goodwill to the OSP segment. The Company entered into a definitive agreement to sell the Hologram Business, a component of the ASG reporting unit, during the first quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale does not impact goodwill. Refer to “Note 17. Operating Segments” and “Note 18. Discontinued Operations” for further information.

The Company reviews goodwill for impairment annually during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2012, the Company completed the annual impairment test of goodwill, which indicated that there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three months ended September 29, 2012 and October 1, 2011.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of September 29, 2012	Amount	Amortization	Net
Acquired developed technology	$541.3	$(418.4)	$122.9
Other	282.2	(242.8)	39.4
Total intangibles	$823.5	$(661.2)	$162.3

	Gross
	Carrying	Accumulated
As of June 30, 2012	Amount	Amortization	Net
Acquired developed technology	$534.8	$(398.6)	$136.2
Other	279.3	(236.7)	42.6
Total intangibles	$814.1	$(635.3)	$178.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended September 29, 2012 and October 1, 2011, the Company recorded $20.6 million and $19.4 million respectively, of amortization expense relating to acquired developed technology and other intangibles. During the three months ended September 29, 2012, the Company approved a plan to terminate the concentrated photovoltaic (“CPV”) product line within its Communications and Commercial Optical Products (“CCOP”) segment and accordingly recorded $2.6 million of accelerated amortization. Refer to “Note 11. Restructuring and Related Charges” for more details.

The Company entered into a definitive agreement to sell the Hologram Business during the first quarter of fiscal 2013. Accordingly, the operating results of the Hologram Business have been reported as a discontinued operation in the Consolidated Statements of Operations and the related assets and liabilities are being held for sale. As of September 29, 2012 and June 30, 2012, the carrying amount of acquired intangible assets attributable to the Hologram Business totaled $5.8 million and $6.0 million, respectively. Refer to “Note 18. Discontinued Operations” for further information.

Based on the carrying amount of acquired developed technology and other intangibles in continuing operations as of September 29, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2013	$50.0
2014	41.7
2015	33.9
2016	12.9
2017	9.6
Thereafter	8.4
Total amortization	$156.5

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

The Company had short-term debt of $249.9 million and $292.8 million as of September 29, 2012 and June 30, 2012, respectively. The Company was in compliance with all debt covenants as of September 29, 2012.

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

Upon adoption of authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being amortized using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of September 29, 2012, the expected remaining term of the 1% Senior Convertible Notes is less than one year and accordingly is classified as short-term debt.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the first quarter of fiscal 2013, the Company repurchased $50 million aggregate principal amount of the notes for $49.8 million in cash. In connection with the repurchase, a loss of $2.1 million was recognized in Interest and other income (loss), net in compliance with the authoritative guidance. After giving effect to the repurchase, the carrying amount of 1% Senior Convertible Notes outstanding as of September 29, 2012 was $249.9 million.

As of September 29, 2012, the unamortized portion of the debt issuance cost related to the notes was $0.4 million and was included in Other current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	September 29,	June 30,
	2012	2012
Carrying amount of equity component	$157.6	$158.3
Principal amount of 1% Senior Coupon Notes	$261.0	$311.0
Unamortized discount of liability component	(11.1)	(18.2)
Carrying amount of liability component	$249.9	$292.8

Based on quoted market prices, as of September 29, 2012 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was approximately $259.9 million and $307.3 million, respectively. Changes in fair market value reflect the change in the market price of the notes. The 1% Senior Convertible Notes are classified within level 2 as they are not actively traded in markets; and the bond parity derivatives related to the convertible notes are classified within level 1 since the quoted market price for identical instrument are available in active markets. The fair value of the bond parity derivatives is approximately zero as of September 29, 2012 and June 30, 2012.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended
	September 29,	October 1,
	2012	2011
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$0.7	$0.8
Accretion of debt discount	4.2	4.9

The increase of the debt related to the interest accretion is treated as a non-cash transaction and the repayment of the carrying amount of the debt is classified as financing activity.

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

Obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company (“the Guarantors”).  The Company’s obligations under the Credit Agreement have been collateralized by a pledge of substantially all assets of the Company and the Guarantors (subject to certain exclusions), full pledges of equity interests in certain domestic subsidiaries and partial pledges of equity interests in certain foreign subsidiaries. The Company has also agreed to maintain at least $200 million of cash and permitted investments in accounts which are subject to a control agreement.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of September 29, 2012, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.6 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

During the quarter ended September 29, 2012, there was no drawdown under the facility and the outstanding balance at quarter end was zero.

Outstanding Letters of Credit

As of September 29, 2012, the Company had 15 standby letters of credit totaling $35.2 million.

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of September 29, 2012, the Company’s total restructuring accrual was $11.3 million.  During the three months ended September 29, 2012 and October 1, 2011, the Company incurred restructuring expenses of $2.7 million and $1.5 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended September 29, 2012 were as follows:

		Three Months Ended		Non-cash
	Balance	September 29,		Settlements	Balance
	June 30,	2012	Cash	and Other	September 29,
	2012	Charges	Settlements	Adjustments	2012
CCOP CPV Plan	$—	$0.6	$—	$—	$0.6
CommTest Operation and Repair Outsourcing Restructuring Plan
Workforce Reduction	$3.9	$0.9	$(2.6)	$—	$2.2
Facilities and Equipment	—	0.5	(0.5)	—	—
Lease Costs	—	0.5	(0.1)	—	0.4
Total CommTest Operation and Repair Outsourcing Restructuring Plan	$3.9	$1.9	$(3.2)	$—	$2.6
OSP Business Consolidation Plan	0.8	—	(0.2)	—	0.6
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	2.5	0.1	(0.5)	—	2.1
CommTest Solutions Business Restructuring Plan (Workforce Reduction)	0.2	—	(0.1)	—	0.1
CommTest Germantown Tower Restructuring Plan (Lease Costs)	0.5	—	—	—	0.5
CommTest Market Rebalancing Restructuring Plan (Lease Costs)	0.9	—	(0.1)	—	0.8
CommTest US Manufacturing Outsourcing Restructuring Plan (Lease Costs)	1.1	—	(0.1)	—	1.0
CommTest Germany Restructuring Plan (Workforce Reduction)	2.4	0.1	(0.2)	0.1	2.4
Other plans
Workforce Reduction	$0.2	$—	$(0.1)	$—	$0.1
Lease Costs	0.1	—	—	0.4	0.5
Total other plans	$0.3	$—	$(0.1)	$0.4	$0.6
Total	$12.6	$2.7	$(4.5)	$0.5	$11.3

Ottawa Lease Exit Costs	$4.6	$0.1	$(0.3)	$0.2	$4.6

As of September 29, 2012 and June 30, 2012, the Company included the long-term portion of the restructuring liability of $3.7 million and $4.0 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income is $4.6 million and $4.6 million as of September 29, 2012 and June 30, 2012 respectively. The Company included the long-term portion of the contract obligations of $3.6 million and $3.7 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

CCOP CPV Plan

During the first quarter of fiscal 2013, management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth.  As a result, a restructuring charge of $0.6 million was recorded towards severance and employee benefits for 13 employees in manufacturing, research and development and selling, general and administrative functions. As of September 29, 2012, no employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

CommTest Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

prioritization primarily in the CEM (“Customer Experience Management”) business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 114 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in America, Europe and Asia. As of September 29, 2012, 91 of these employees have been terminated. During the three months ended September 29, 2012, the Company adjusted the accrual for an additional $0.9 million of additional severance and employee benefits arising primarily from foreign employees that met the statutory legal requirement subsequent to the plan approval date. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2014.

During the fourth quarter of fiscal 2012, management approved a plan to exit workspaces in Techpoint, Singapore and Atlanta, Georgia, primarily used by the CommTest segment. During the three months ended September 29, 2012, the Company exited both the workspaces. The fair value of the remaining contractual obligations, net of sublease income as of September 29, 2012 was $0.4 million. Payments related to the lease costs are expected to be paid by the end of the fourth quarter of fiscal 2013 and second quarter of fiscal 2014 for the leased sites in Techpoint, Singapore and Atlanta, Georgia, respectively.

OSP Business Consolidation Plan

During the fourth quarter of fiscal 2012, management approved a plan to consolidate and re-align the various business units primarily within its OSP segment to improve synergies. This action will occur over the next several quarters and affected 17 employees primarily in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in the United States and Europe. As of September 29, 2012, 5 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

CommTest Manufacturing Support Consolidation Plan

During the third quarter of fiscal 2012, management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China.  This action will occur over the next several quarters and affected 74 employees in manufacturing and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As of September 29, 2012, 35 employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

CommTest Solutions Business Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to re-organize the Customer Experience Management business of the CommTest segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize CommTest’s global operations to reduce costs by moving towards an outsourcing model.  This action affected 57 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As of September 29, 2012, 56 employees have been terminated. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

CommTest Germantown Restructuring Plan

During the second quarter of fiscal 2012, management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of September 30, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

CommTest Market Rebalancing Restructuring Plan

During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. As of June 30, 2012, all employees had been terminated. The fair value of the remaining contractual obligations with respect to the facilities exited, net of sublease income as of September 29, 2012 was $0.8 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CommTest US Manufacturing Outsourcing Restructuring Plan

During fiscal 2010, the Company exited facilities in the states of Maryland and Indiana as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income, as of September 29, 2012 was $1.0 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2015 for its facilities in the state of Indiana. Payments related the lease costs for its facilities in the state of Maryland were paid out as of December 31, 2011.

CommTest Germany Restructuring Plan

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of September 29, 2012, 71 employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

Other plans

Other plans account for a minor portion of the total restructuring accrual, with minimal or no revisions recorded.

Note 12. Income Tax

The Company recorded an income tax expense of $3.4 million for each three months ended September 29, 2012 and October 1, 2011, respectively.

The income tax expense recorded for the three months ended September 29, 2012 and October 1, 2011, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year.

The income tax expense or benefit recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s loss or profit before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of September 29, 2012 and June 30, 2012 the Company’s unrecognized tax benefits totaled $63.0 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.3 million accrued for the payment of interest and penalties at September 29, 2012.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 29, 2012 and October 1, 2011 was as follows (in millions):

	Three Months Ended
	September 29,	October 1,
	2012	2011
Cost of sales	$2.2	$1.8
Research and development	2.9	2.6
Selling, general and administrative	7.5	7.1
	$12.6	$11.5

Approximately $1.9 million of stock-based compensation was capitalized in inventory at September 29, 2012.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. There were no stock options granted in the first quarter of fiscal 2013 or 2012.

As of September 29, 2012, $4.4 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.4 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6 month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Metron valuation model.

 As of September 29, 2012, $0.6 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2013.

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

In the first quarter of fiscal 2013 and fiscal 2012, the Company granted 5.4 million and 4.1 million RSUs, of which 658,000 and 511,240, respectively, are performance based RSUs with market conditions (“MSUs”) and represent the target amount of grants. The actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted in the first quarter of fiscal 2013 and fiscal 2012 was estimated to be $9.8 million and $9.0 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.7 million and 3.6 million shares for the first quarter of fiscal 2013 and fiscal 2012 are time based RSUs with a weighted average grant date fair value of $11.83 per share and $12.41 per share, respectively. The majority of these time based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of September 29, 2012, $99.2 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.5 years.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Three Months Ended
	September 29,	October 1,
	2012	2011

Volatility of common stock	57.7%	68.7%
Average volatility of peer companies	58.3%	68.4%
Average correlation coefficient of peer companies	0.3214	0.3383
Risk-free interest rate	0.4%	0.7%

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K., Germany and South Korea. The Company is also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

plans assumed during fiscal 2010 and the first quarter of fiscal 2013 in connection with acquisitions. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of September 29, 2012 the U.K. plan and South Korea plan were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. The Company contributed $0.7 million to the U.K. plan in the first quarter of fiscal 2013. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended
	September 29,	October 1,
	2012	2011
Service cost	$0.1	$0.1
Interest cost	1.1	1.4
Expected return on plan assets	(0.3)	(0.4)
Recognized net actuarial (gains)/losses	—	(0.1)
Net periodic benefit cost	$0.9	$1.0

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.3 million related to its defined benefit pension plans during fiscal 2013 to make current benefit payments and fund future obligations. As of September 29, 2012, approximately $1.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2012.

Note 15. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

During a portion of the quarter ended September 29, 2012, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company. As of August 16, 2012, the member resigned from the Board of Directors of JDSU and KLA-Tencor was no longer a related party.

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended
	September 29,	October 1,		September 29,	June 30,
	2012	2011		2012	2012
Sales:			Receivables:
*KLA-Tencor	$—	$2.1	*KLA-Tencor	$—	$0.9

* There were no material transactions between the Company and KLA-Tencor during the period when KLA-Tencor was a related party of the Company in fiscal 2013.

Note 16. Commitments and Contingencies

Tax Matters

The Company has been subject to Texas franchise tax audits related to allocated taxable surplus capital for Texas report years 2002 through 2007. While the Company believes that it is reasonably possible this audit may result in additional tax liabilities, based on currently available information, the Company believes the ultimate outcome of this audit will not have a material adverse effect on

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the Company’s financial position, cash flows or overall trends in results of operations. There is the possibility of a material adverse effect on the Company’s financial position, cash flows or overall trends in results of operations for the period in which this matter is ultimately resolved, if it is resolved unfavorably, or in the period in which an unfavorable outcome becomes probable. The range of the potential total tax liability related to these matters is estimated to be from $0 million to $34.2 million, plus interest and penalties.

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The Company accrued $7.4 million during the first quarter of fiscal 2012, which included the arbitration award plus interest, in accordance with authoritative guidance on contingencies. On March 5, 2012 the Pennsylvania District Court denied JDSU’s request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. The related charge is included as a component of selling, general and administrative expense during the three months ended October 1, 2011 in the Company’s Consolidated Statement of Operations.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 29, 2012 and June 30, 2012.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	September 29,	October 1,
	2012	2011
Balance as of beginning of period	$8.1	$7.9
Provision for warranty	1.9	2.6
Utilization of reserve	(1.3)	(2.5)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.1)	(0.4)
Balance as of end of period	$7.6	$7.6

Financing Obligations — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

Eningen

On December 16, 2011, the Company executed and closed the sale and leaseback transaction of certain buildings and land in Eningen, Germany (the “Eningen Transactions”). The Company sold approximately 394,217 square feet of land, nine buildings with approximately 386,132 rentable square feet, and parking areas. The Company leased back approximately 158,154 rentable square feet comprised of two buildings and a portion of a basement of another building (the “Leased Premises”). The lease term is 10 years with the right to cancel a certain portion of the lease after 5 years. The gross cash proceeds received from the transaction were approximately €7.1 million.

Concurrent with the sale and lease back, the Company has provided collateral in case of a default by the Company relative to future lease payments for the Leased Premises. Due to this continuing involvement, the related portion of the cash proceeds and transaction costs, associated with the Leased Premises and other buildings which the Company continues to occupy, was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate. Accordingly, the carrying value of these buildings and associated land will remain on the Company’s books and the buildings will continue to be depreciated over their remaining useful lives. The portion of the proceeds received have been recorded as a financing obligation, a portion of the lease payments are recorded as a decrease to the financing obligation and a portion is recognized as interest expense. Imputed rental income from the buildings sold but not leased back and currently being occupied is recorded as a reduction in the financing obligation.

As of September 29, 2012, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

Santa Rosa

On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California (the “Santa Rosa Transactions”). The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a five-year lease with a one year renewal option to a ten-year lease with two five-year renewal options.

The Company has an ongoing obligation to remediate an environmental matter required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrently with the sale and lease back, the Company issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value at the end of the lease term. Due to these various forms of continuing involvement, the transaction was recorded under the financing method in accordance with the authoritative accounting guidance for leases and real estate sales.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 29, 2012, $0.7 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities. As of June 30, 2012, $0.9 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities.

The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

During fiscal 2011, the Company capitalized approximately $7.1 million of cost incurred for the purchase of perpetual software licenses in accordance with the authoritative accounting guidance. The Company entered into a four-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on an annual basis beginning in the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

During the three months ended September 29, 2012 and October 1, 2011, the Company recorded amortization expense of $0.4 million and $0.4 million, respectively, related to the software licenses asset.

Future Minimum Financing Payments — Eningen. Santa Rosa and Payment Plan Agreement for Software Licenses

As of September 29, 2012, future minimum financing payments of the perpetual software licenses and financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2012	$4.7
2013	5.6
2014	3.7
2015	3.4
2016	3.5
Thereafter	37.2
Total	$58.1

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

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, enterprises and network equipment manufacturers. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

Effective July 1, 2012, the reporting structure of the previous AOT business segment was reorganized and its previous reporting units, which consisted of COPG, Flex and ASG (excluding the Hologram Business), were merged into the new OSP business segment replacing AOT. The Hologram Business was previously presented within the AOT business segment; however, because it is presented as discontinued operations for financial reporting purposes as of September 29, 2012, it has been excluded from the segment results below.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(iii) Optical Security and Performance Products Business Segment:

The OSP segment provides innovative optical security solutions with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D and gesture recognition applications.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 30, 2012. The Company evaluates segment performance based on operating income (loss) excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, restructuring and related charges, or non-operating income and expenses to its segments as highlighted in the table below.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 29,	October 1,
	2012	2011

Net revenue:
Communications Test and Measurement	$169.5	$185.2
Communications and Commercial Optical Products	194.9	180.3
Optical Security and Performance Products	56.5	50.6
Deferred revenue related to purchase accounting adjustment	—	(0.3)
Net revenue	$420.9	$415.8

Operating income (loss):
Communications Test and Measurement	$16.8	$24.1
Communications and Commercial Optical Products	23.8	25.6
Optical Security and Performance Products	21.2	17.7
Corporate	(23.1)	(21.0)
Total segment operating income	38.7	46.4
Unallocated amounts:
Stock-based compensation	(12.6)	(11.5)
Acquisition-related charges and amortization of intangibles	(21.4)	(19.7)
Loss on disposal of long-lived assets	(1.3)	(0.5)
Restructuring and related charges	(2.7)	(1.5)
Realignment and other charges	(0.6)	(7.8)
Interest and other income	(0.5)	(0.1)
Interest expense	(6.1)	(6.6)
Gain on sale of investments	0.1	1.1
Loss from continuing operations before income taxes	$(6.4)	$(0.2)

Note 18. Discontinued Operations

On September 18, 2012, the Company entered into a definitive agreement to sell the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. for $11.5 million in cash, subject to adjustment based on close date net working capital condition.  In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Hologram Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Net revenue of the Hologram Business for the three months ended September 29, 2012 and October 1, 2011 was $4.9 million and $5.0 million, respectively. Net loss for the three months ended September 29, 2012 and October 1, 2011 was $1.8 million and $2.2 million, respectively. There was no tax effect associated with the discontinued operation.

The Company determined that the net assets associated with the Hologram Business, which have been included in the following respective line items on the consolidated balance sheet as of September 29, 2012, qualified as long-lived assets held for sale.

September 29,
2012
Accounts receivable, net	$2.7
Inventories, net	4.3
Property, plant and equipment, net	0.8
Intangibles, net	5.8
Accounts payable and accrued expenses	(1.5)
Other current and non-current liabilities	(1.6)
Total net assets held for sale	$10.5

The transaction was subsequently closed on October 12, 2012.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 19. Rescission Offer

During the first quarter of fiscal 2013, the Company discovered that it inadvertently failed to register with the Securities and Exchange Commission certain shares previously authorized for issuance by the Company’s stockholders under the Company’s 1998 Amended and Restated Employee Stock Purchase Plan (the “ESPP”).  As a result, certain purchasers of securities under the ESPP may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased in the last twelve months and still held by the original purchasers, which is the applicable federal statute of limitations. These shares have always been treated as issued and outstanding for financial reporting purposes. The Company intends to make a registered rescission offer in the second quarter of fiscal 2013 to eligible plan participants who purchased shares in the past twelve months.

As of September 29, 2012, there were approximately 553,000 shares issued under the ESPP in the past twelve months and held by the original purchasers of such shares which may be subject to the recissionary rights. Of these, approximately 235,000 shares were originally purchased for $12.06 per share and the remaining shares were originally purchased for $9.35 per share.   If holders of all of these shares seek to rescind their purchases, the Company could be required to make aggregate payments of up to approximately $6.2 million, which includes estimated statutory interest. However, the actual impact to the Company’s cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. Pursuant to the authoritative accounting guidance, the shares are considered mandatorily redeemable as the redemption may be outside of the Company’s control. However, the Company has not reclassified them outside of permanent equity for prior and current periods due to their immateriality to the consolidated financial statements. The Company also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. The Company does not believe that the failure to register the shares or the planned rescission offer will have a material impact on its consolidated financial statements.

Note 20. Subsequent Events

Repurchase of 1% Senior Convertible Notes

On October 1, 2012, the Company repurchased an additional $50.0 million aggregate principal amount of its 1% Senior Convertible Notes for $49.9 million in cash.

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

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of applications.

To serve its markets, JDSU operates in the following business segments: CommTest, CCOP, and OSP.

Communications Test and Measurement

CommTest is a leading provider of instruments, software and services for the development and deployment of high-speed mobile and fixed communication networks.

JDSU CommTest solutions lower operating expenses, reduce customer turnover, increase productivity across each critical phase of the network life cycle including research and development, production, deployment, and customer experience management (“CEM”), and speed time-to-revenue by accelerating the deployment of new services. JDSU enables the effective management of services, such as Voice over Internet Protocol (VoIP), 4G/LTE and Internet Protocol TV (IPTV), by providing visibility into the end-user experience and also by providing repair, calibration, instrument management, and other services to aid its customers in the rapid deployment and repair of networks and services.

JDSU test solutions address lab and production (capacity expansion, 40G/100G), field deployment (network build and triple-play services), and service assurance (quality of experience) for Ethernet and IP services over cable, wireless, and fixed/telecom networks. JDSU also provides protocol test solutions for the development and field deployment of storage and storage-network technologies.

JDSU CommTest is evolving into a world class network enablement leader, focusing investments on software and solutions offerings in high growth markets, while leveraging its instruments portfolio. These strategic investments will be placed globally to meet end customer demand.

JDSU CommTest customers include the world’s largest communications service providers, communications equipment manufacturers, government organizations, and large corporate customers. These include major telecom and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Saudi Telecom Company, TalkTalk, Telefónica, Telmex, TimeWarner Cable, and Verizon. JDSU test and measurement customers also include many of the network-equipment manufacturers served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu, and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems, and EMC.

Communications and Commercial Optical Products

CCOP is a leading provider of products and technologies used in the optical communications and commercial laser markets.

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

Diode lasers from JDSU’s CCOP segment combine with optical filters from the Company’s OSP business segment to create a gesture recognition solution. Gesture recognition systems enable people to control technology with natural body gestures instead of using a remote, mouse or other device. Emerging gesture recognition systems simplify the way people interact with technology, and are first being used in applications for home entertainment and computing.

CCOP commercial laser products serve a wide variety of original equipment manufacturer (“OEM”) applications from low- to high-power output and with ultraviolet (UV), visible, and IR wavelengths. The broad portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched, and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Our commercial optical products include diode, direct-diode, diode-pumped solid-state (DPSS), and gas lasers.

During the three months ended September 29, 2012, the CCOP business segment terminated the concentrated photovoltaic (“CPV”) product line due to limited market opportunities.

Customers for Optical Communications products include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. Customers for JDSU commercial lasers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

Optical Security and Performance Products

OSP provides innovative optical security and performance products targeted to customers in the anti-counterfeiting, consumer electronics, government, healthcare and other markets.

OSP’s flagship security offering, Optically Variable Pigment (“OVP®”), enables a color-shifting effect used by issuers of banknotes and security printers worldwide for anti-counterfeiting applications on currency and other high value documents and products. OVP® is used to protect the currencies of more than 100 countries today. In addition to OVP®, OSP has a developed a range of other offerings targeted toward the currency market including Optically Variable Magnetic Pigment (“OVMP®”), and banknote thread substrates. Complementing its offerings to the currency market, OSP also develops and delivers overt and covert anti-counterfeiting products targeting the pharmaceuticals and consumer electronics markets.

By leveraging its expertise in spectral management and its unique high precision coating capabilities, OSP plays a role in improving the performance attributes of a range of products serving the consumer electronics market. For example, OSP bandpass filters are currently used for gesture-recognition devices designed for the gaming market.  Additionally, OSP manufactures components for phase and polarization control that enhance contrast for home theater projection systems. OSP also provides glasses and color filter wheels for 3D cinema applications.

OSP provides value-added solutions to meet the stringent requirements of commercial and government customers in the aerospace and defense industries. For customers in the aerospace industry, JDSU precision optical filters are a critical component in satellite and spacecraft power and temperature control systems. OSP also supplies antireflection coatings, beamsplitters, optical filters, laser optics, solar reflectors, and mirrors for a variety of applications including guidance systems, high-energy laser systems, battlefield eye protection, infrared night vision systems and secure optical communications for defense and security systems. Additionally, OSP supplies optical performance products for a variety of additional applications in the automotive, biomedical, entertainment and office automation markets.

The OSP segment serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

On September 18, 2012, the Company entered into a definitive agreement to sell the Hologram Business and closed the sale on October 12, 2012. The Hologram Business primarily addressed the transaction card market. The Company has presented its current and historical Consolidated Statements of Operations and segment financials to reflect the sale of this business. The historical results of this business are reflected as discontinued operations in accordance with the authoritative guidance under US GAAP and are not included in JDSU’s quarterly results from continuing operations for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	Three Months Ended
	September 29,	October 1,		Percentage
	2012	2011	Change	Change
Segment Net Revenue:
CommTest	$169.5	$184.9	$(15.4)	(8.3)%
CCOP	194.9	180.3	14.6	8.1
OSP	56.5	50.6	5.9	11.7
Net revenue	$420.9	$415.8	$5.1	1.2%

Gross profit	$172.6	$181.6	$(9.0)	(5.0)%
Gross margins	41.0%	43.7%

Research and development	61.6	59.3	2.3	3.9%
Percentage of net revenue	14.6%	14.3%

Selling, general and administrative	104.7	110.3	(5.6)	(5.1)%
Percentage of net revenue	24.9%	26.5%

Amortization of acquired technologies	17.1	14.3	2.8	19.6%
Percentage of net revenue	4.1%	3.4%

Restructuring and related charges	2.7	1.5	1.2	80.0%
Percentage of net revenue	0.6%	0.4%

Loss from discontinued operations, net of tax	(1.8)	(2.2)	0.4	(18.2)%
Percentage of net revenue	0.4%	0.5%

Net Revenue

Net revenue in the three months ended September 29, 2012 increased $5.1 million, or 1.2%, to $420.9 million from $415.8 million for the same period a year ago. The increase was primarily due to an increased demand for products in CCOP and OSP, partially offset by a decline in CommTest revenue.

Net revenue increased $14.6 million, or 8.1%, in CCOP during the three months ended September 29, 2012 compared to same period a year ago. This growth was primarily driven by increased demand and volume in our optical communications product lines, in particular our Circuit Packs, Tunables, Pluggables, Modulators, and High Power Lasers (“HPL”) product lines. This increase was partially offset by ASP erosion and a decline in net revenue from certain legacy products.

Net revenue increased $5.9 million, or 11.7%, in OSP during the three months ended September 29, 2012 compared to same period a year ago. This growth was primarily driven by higher demand in currency products, partially offset by a decline in defense products.

Net revenue decreased $15.4 million, or 8.3%, in CommTest during the three months ended September 29, 2012 compared to same period a year ago. The decrease was primarily due to uncertainty in the macro-economic environment which reduced service providers’ spending, particularly in Europe and North America, broadly across our CommTest product portfolio. Additionally, net revenue decreased due to less favorable fluctuations in foreign exchange rates and due to the wind down of legacy product portfolios. This decrease was partially offset by slight growth within the instruments product portfolio and the customer experience management (“CEM”) product portfolio in the Asia-Pacific region.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertainty of demand in our CommTest and optical communications product portfolios and we cannot predict when or to what extent this uncertainty will last. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing Asia-based competition, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP markets, which causes revenue and gross profit variability; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry; (d) the current trend of communication industry consolidations, which is expected to continue, that directly affects our CCOP and CommTest customer bases and adds additional risk and uncertainty to our financial and business predictability; and (e) activities related to our program of assembly manufacturing transitions in our CommTest segment that present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks, while expected to diminish over the next several quarters, limit our ability to predict longer term revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended
	September 29,		October 1,
	2012		2011
Net revenue:
Americas	$209.8	49.8%	$207.7	50.0%
EMEA	97.0	23.0	100.9	24.2
Asia-Pacific	114.1	27.2	107.2	25.8
Total net revenue	$420.9	100.0%	$415.8	100.0%

Net revenue was assigned to geographic regions based on customer shipment locations. Net revenue for Americas included net revenue from the United States of $163.9 million and $169.5 million, respectively, for the three months ended September 29, 2012 and October 1, 2011. Net revenue from customers outside the Americas represented 50.2% and 50.0%, respectively, of net revenue for the three months ended September 29, 2012 and October 1, 2011. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and net revenue growth opportunities.

Gross Margin

Gross margin in the three months ended September 29, 2012 decreased 2.7 percentage points to 41.0% from 43.7% compared to the same period a year ago. Gross margin declined primarily due to a less favorable product mix as higher margin product lines in CommTest represented a smaller proportion of consolidated net revenue compared to the same period a year ago as net revenue from CommTest declined by $15.4 million. In addition, during the three months ended September 29, 2012 CCOP incurred a $0.8 million charge related to the write-off of inventory and a $2.6 million charge for accelerated amortization of acquired technologies related to the plan to terminate the CPV product line. The decrease was partially offset by a favorable $1.9 million out-of-period adjustment recorded during the three months ended September 29, 2012 and an increase in gross margin in OSP compared to same period a year ago.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Research and Development (“R&D”)

R&D expense for the three months ended September 29, 2012 increased $2.3 million, or 3.9%, to $61.6 million from $59.3 million compared to the same period a year ago.  As a percentage of revenue, R&D expense increased to 14.6% compared to 14.3% in the same period a year ago. The increase in R&D expense was primarily due to increased investments in new network enablement product platforms for the next generations of communication networks, partially offset by lower variable incentive pay due to a decrease in operating income.

We believe that investment in R&D is critical to achieve our strategic objectives and we plan to continue to invest in R&D and new products to further differentiate us in the marketplace. In addition, we have devoted and will continue to devote significant engineering resources to assist with production, quality and delivery challenges which can impact our new product development activities.

Selling, General and Administrative (“SG&A”)

SG&A expense for the three months ended September 29, 2012 decreased $5.6 million, or 5.1%, to $104.7 million from $110.3 million compared to the same period a year ago.  As a percentage of revenue, SG&A expense decreased to 24.9% compared to 26.5% in the same period a year ago. The decrease in SG&A expense was primarily due to $7.4 million in charges recorded during the three months ended October 1, 2011 related to a litigation settlement and a reduction in variable incentive pay due to a decrease in operating income. These reductions were partially offset by various increases in SG&A charges, such as costs associated with mergers and acquisition activity and stock-based compensation.

We intend to continue to focus on reducing our SG&A expenses as a percentage of revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions related expenses and legal expenses in connection with litigation, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter. We are also increasing SG&A expenses in the near term to upgrade business infrastructure and systems.

Restructuring and Related Charges

We continue to take advantage of opportunities to further reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to market conditions. We estimate annualized cost savings of approximately $20.6 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. See “Note 11. Restructuring and Related Charges” for more detail.

During the three months ended September 29, 2012, we incurred restructuring expenses of $2.7 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the first quarter of fiscal 2013, management approved a plan to terminate the CPV product line within CCOP based on limited opportunities for market growth. As a result, a restructuring charge of $0.6 million was recorded towards severance and employee benefits for 13 employees in manufacturing, research and development and selling, general and administrative functions. As of September 29, 2012, no employees have been terminated. The employees being affected are located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2013.

•                  We also incurred restructuring and related charges from previously announced restructuring plans in the first quarter of fiscal 2013 relating to the following: (i) $0.5 million for transfer costs in CommTest which was the result of the repair outsourcing initiative approved by management during the fourth quarter of fiscal 2012 (ii) $0.5 million for the exit of two leased sites in CommTest for the plan approved during the fourth quarter of fiscal 2012 and (iii) $1.1 million of additional severance and employee benefits arising primarily to adjust the accrual for restructuring plans announced in the fourth quarter of fiscal 2012 in CommTest.

During the first quarter of fiscal 2012, we recorded $1.5 million in restructuring and related charges. The charges are a combination of new and continuations of the previously announced restructuring plan and are primarily a result of the following:

•                  We re-organized CCOP by integrating the business functions and responsibilities into a single management structure to drive efficiency and segment profitability in light of then-current economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for 40 employees in research and development and selling, general and administrative functions. The affected employees were located in North America and Asia. Payments related to severance and benefits were paid by October 2011.

•                  We also incurred restructuring and related charges from previously announced restructuring plans, in the first quarter of fiscal 2012, relating to: (i) $0.3 million of severance and employee benefits from continued implementation of the EMEA early retirement program; (ii) $0.9 million for manufacturing transfer costs in CommTest and OSP which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers; and (iii) a $0.8 million benefit, net arising primarily to adjust the accrual for restructuring plans announced in the third and fourth quarters of fiscal 2011 in CommTest that did not materialize due to management’s decision to re-locate employees and realize co-location efficiencies and accrue for exit of one of the facilities.

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

Interest and Other Income (Expense), Net

During the three months ended September 29, 2012 interest and other income (expense), net increased $0.4 million to $0.5 million from $0.1 million compared to the same period a year ago.

Interest Expense

During the three months ended September 29, 2012 interest expense decreased $0.5 million to $6.1 million from $6.6 million compared to the same period a year ago. The decrease in interest expense was primarily due to the repurchase of $14.0 million and $50.0 million aggregate principal amount of the 1% Senior Convertible Notes during the three months ended June 30, 2012 and September 29, 2012, respectively.

Provision for Income Tax

We recorded an income tax expense of $3.4 million for each of the three month periods ended September 29, 2012 and October 1, 2011, respectively.

The income tax expense recorded for the three months ended September 29, 2012 and October 1, 2011 primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year.

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

As of September 29, 2012 and June 30, 2012, our unrecognized tax benefits totaled $63.0 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.3 million accrued for the payment of interest and penalties at September 29, 2012.

Discontinued Operations

On September 18, 2012, we entered into a definitive agreement to sell the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. for $11.5 million in cash, subject to an earnout clause, requiring the buyer to pay up to a maximum additional amount of $4.0 million if the revenue generated by the business exceeds a pre-determined target amount during the one-year period immediately following the closing. The transaction was closed on October 12, 2012. Net revenue for the Hologram Business three months ended September 29, 2012, and October 1, 2011, was $4.9 million and $5.0 million, respectively. Net loss for the three months ended September 29, 2012, and October 1, 2011, was $1.8 million and $2.2 million, respectively. There was no tax effect associated with the discontinued operation.

Operating Segment Information (in millions)

	Three Months Ended
	September 29,	October 1,		Percentage
	2012	2011	Change	Change
Communications Test and Measurement
Net revenue	$169.5	$184.9	$(15.4)	(8.3)%
Operating income	16.8	24.1	(7.3)	(30.3)%
Operating margin	9.9%	13.0%

Communications and Commercial Optical Products
Net revenue	$194.9	$180.3	14.6	8.1%
Operating income	23.8	25.6	(1.8)	(7.0)%
Operating margin	12.2%	14.2%

Optical Security and Performance Products
Net revenue	$56.5	$50.6	5.9	11.7%
Operating income	21.2	17.6	3.6	20.5%
Operating margin	37.5%	34.8%

The decrease in operating margin for CommTest during the three months ended September 29, 2012 compared to the same period a year ago was due to the decrease in net revenue, partially offset by reductions in SG&A and R&D expense as a result of lower variable incentive pay due to a decrease in operating income in the current period and savings obtained through targeted restructuring activities to consolidate and rationalize business functions to achieve cost efficiencies.

The decrease in operating margin for CCOP during the three months ended September 29, 2012 compared to the same period a year ago was due to a decrease in gross margin as a result of charges related to the termination of the CPV product line, increased pricing pressure and due to an increase in R&D spending to develop new product platforms. These decreases were partially offset by an increase in net revenue.

The increase in operating margin for OSP during the three months ended September 29, 2012 compared to the same period a year ago was due to an increase in net revenue from currency products and a slight increase in gross margin, while operating expenses remained flat.

Liquidity and Capital Resources

Our investments of surplus cash are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion.  No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. government or U.S. agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity.  We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at September 29, 2012 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of September 29, 2012, approximately 82.0% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of September 29, 2012, the majority of our investments of surplus cash have maturities of 90 days or less and are of high credit quality.  Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 29, 2012, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets.  In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of September 29, 2012, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $730.3 million, a decrease of $22.4 million from June 30, 2012. Cash and cash equivalents decreased by $68.5 million in the three months ended September 29, 2012, primarily due to net cash outflows of $45.2 million used for the purchase of available-for-sale investments, $41.1 million used for financing activities, $17.8 million used for the purchases of property, plant and equipment and $9.1 million used for the acquisition of GenComm, offset by cash generated by operating activities of $43.1 million.

During the three months ended September 29, 2012, cash provided by operating activities was $43.1 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $45.8 million, and changes in operating assets and liabilities that used $2.7 million primarily related to a decrease in accrued payroll and related expenses of $14.0 million due to timing of variable incentive pay and salary payments, an increase in other current and non-current assets of $13.7 million, offset by a decrease in accounts receivable of $34.8 million primarily due to collection efforts and decreases in net revenue.

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

During the three months ended September 29, 2012 cash used for investing activities was $72.5 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $45.2 million, cash used for the purchase of property, plant and equipment of $17.8 million and cash used for the acquisition of GenComm of $9.1 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the three months ended September 29, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the three months ended October 1, 2011, cash used for investing activities was $48.2 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $23.2 million, cash used for the purchase of property, plant and equipment of $21.2 million, and cash used for the acquisition of QuantaSol of $3.7 million.

During the three months ended September 29, 2012, cash used for financing activities was $41.1 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $47.8 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $6.9 million.

During the three months ended October 1, 2011, cash used for financing activities was $0.1 million related to payments made on financing obligations of $6.5 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $6.4 million.

We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $261.0 million outstanding under the 1% Senior Convertible Notes, which is expected to be paid no later than May 2013 based on the put and call provisions of the 1% Senior Convertible Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Contractual Obligations

During the first quarter of fiscal 2013, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor pension plans for certain past and present employees in the U.K., Germany and South Korea. JDSU also is responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 and the first quarter of fiscal 2013 in connection with acquisitions. The U.K. plan and South Korea plan are partially funded; and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At September 29, 2012, our pension plans were under funded by $91.9 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed professionally and we monitor the performance of our investment managers. As of September 29, 2012, the value of plan assets had increased approximately 2.5% since June 30, 2012, our most recent fiscal year end.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the projected benefit obligation (“PBO”) is calculated on a net present value basis, changes in the discount rate will also impact the current PBO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $7.0 million based upon June 30,2012 data.

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

The following table provides information about our foreign currency forward contracts outstanding as of September 29, 2012.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	28.9	$29.3
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	212.9	33.5
British Pound (contracts to buy GBP / sell USD)	GBP	2.5	4.0
Euro (contracts to buy EUR / sell USD)	EUR	20.3	26.1
Hong Kong Dollar (contracts to sell HKD / buy USD)	HKD	52.7	6.8
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	35.8	29.0
Mexican Peso (contracts to buy MXN / sell USD)	MXN	74.4	5.7
Australian Dollar (contracts to sell AUD / buy USD)	AUD	8.5	8.7
Brazilian Real (contracts to sell BRL / buy USD)	BRL	2.2	1.1
Japanese Yen (contracts to sell JPY / buy USD)	JPY	541.0	7.0

Total USD notional amount of outstanding foreign exchange contracts			$151.3

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 29, 2012.

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

Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors.  Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise.  The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls.  Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations.  Based on quoted market prices, as of September 29, 2012 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was $259.9 million and $307.3 million, respectively. For additional information, see “Note 10. Debt and Letters of Credit.”

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended June 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the first quarter of fiscal 2013, the Company repurchased $50 million aggregate principal amount of its 1% Senior Convertible Notes for $49.8 million in cash.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	9/18/2012
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

JDS Uniphase Corporation
(Registrant)

/s/ REX S. JACKSON
By: Rex S. Jackson
Senior Vice President, Business Services and Acting Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Date: November 8, 2012