Form 10-Q
period 2012-12-29
JDS UNIPHASE CORP /CA/
filed 2013-02-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 29, 2012

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

As of January 26, 2013, the Registrant had 235,145,384 shares of common stock outstanding, including 3,681,302 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net revenue	$429.4	$409.3	$850.3	$825.1
Cost of sales	225.8	219.4	457.0	439.3
Amortization of acquired technologies	14.6	15.4	31.7	29.7
Gross profit	189.0	174.5	361.6	356.1
Operating expenses:
Research and development	63.5	58.9	125.1	118.2
Selling, general and administrative	105.4	105.3	210.1	215.6
Amortization of other intangibles	2.2	5.4	5.7	10.5
Restructuring and related charges	3.0	4.0	5.7	5.5
Total operating expenses	174.1	173.6	346.6	349.8
Income from operations	14.9	0.9	15.0	6.3
Interest and other income (expense), net	(2.4)	1.0	(2.8)	2.0
Interest expense	(5.1)	(6.6)	(11.2)	(13.2)
Income (loss) from continuing operations before income taxes	7.4	(4.7)	1.0	(4.9)
Provision for income taxes	4.1	3.0	7.5	6.4
Income (loss) from continuing operations, net of tax	3.3	(7.7)	(6.5)	(11.3)
Income (loss) from discontinued operations, net of tax	0.8	(2.5)	(1.0)	(4.7)
Net income (loss)	$4.1	$(10.2)	$(7.5)	$(16.0)

Basic net income (loss) per share from:
Continuing operations, net of tax	$0.02	$(0.03)	$(0.03)	$(0.05)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)
Net income (loss)	$0.02	$(0.04)	$(0.03)	$(0.07)

Diluted net income (loss) per share from:
Continuing operations, net of tax	$0.02	$(0.03)	$(0.03)	$(0.05)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)
Net income (loss)	$0.02	$(0.04)	$(0.03)	$(0.07)

Shares used in per share calculation:
Basic	234.4	229.4	233.6	228.9
Diluted	237.1	229.4	233.6	228.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Net income (loss)	$4.1	$(10.2)	$(7.5)	$(16.0)
Other comprehensive income (loss):
Unrealized gains and losses on investments, net of tax:
Unrealized holding (losses) gains arising during period	(0.1)	—	0.3	(0.3)
Less: reclassification adjustments included in net income (loss)	—	—	(0.1)	(1.3)
Net change in cumulative translation adjustment	3.1	(0.7)	6.4	(6.3)
Net change in defined benefit obligation, net of tax	—	(0.4)	—	(0.4)
Net change in other comprehensive income (loss)	3.0	(1.1)	6.6	(8.3)
Comprehensive income (loss)	$7.1	$(11.3)	$(0.9)	$(24.3)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 29,	June 30,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$305.5	$401.1
Short-term investments	403.8	320.5
Restricted cash	30.9	31.1
Accounts receivable, net (Note 6)	278.8	305.8
Inventories, net	179.3	174.5
Prepayments and other current assets	78.4	77.2
Total current assets	1,276.7	1,310.2
Property, plant and equipment, net	250.3	252.9
Goodwill	75.3	68.7
Intangibles, net	139.9	178.8
Other non-current assets	70.7	58.9
Total assets	$1,812.9	$1,869.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$116.1	$117.6
Accrued payroll and related expenses	80.2	68.6
Income taxes payable	22.9	20.7
Deferred revenue	59.9	81.2
Accrued expenses	37.4	35.3
Short-term debt	205.6	292.8
Other current liabilities	33.1	37.9
Total current liabilities	555.2	654.1
Other non-current liabilities	192.5	176.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 29, 2012 and June 30, 2012, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 234 million shares at December 29, 2012 and 232 million shares at June 30, 2012, issued and outstanding	0.2	0.2
Additional paid-in capital	69,723.0	69,695.7
Accumulated deficit	(68,672.1)	(68,664.6)
Accumulated other comprehensive income	14.1	7.5
Total stockholders’ equity	1,065.2	1,038.8
Total liabilities and stockholders’ equity	$1,812.9	$1,869.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 29,	December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(7.5)	$(16.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	33.9	34.7
Amortization of acquired technologies and other intangibles	37.6	43.8
Stock-based compensation	26.3	24.1
Amortization of debt issuance costs and accretion of debt discount	8.3	10.3
Amortization of discount and premium on investments, net	1.9	1.9
Other	1.3	—
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	29.4	38.8
Inventories	(4.7)	(19.6)
Other current and non-current assets	(13.8)	(6.7)
Accounts payable	3.6	(21.8)
Income taxes payable	2.6	(0.8)
Deferred revenue, current and non-current	(12.5)	(9.6)
Accrued payroll and related expenses	1.1	(13.0)
Accrued expenses and other current and non-current liabilities	(5.0)	2.5
Net cash provided by operating activities	102.5	68.6

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(292.5)	(211.2)
Maturities and sales of investments	208.9	201.5
Changes in restricted cash	0.5	1.8
Acquisition of business, net of cash acquired	(11.1)	(3.7)
Acquisition of property and equipment	(33.3)	(40.8)
Proceeds from the sale of a business and assets, net of selling costs	11.7	2.1
Net cash used in investing activities	(115.8)	(50.3)

FINANCING ACTIVITIES:
Redemption of convertible debt	(96.5)	—
Proceeds from financing obligations	—	6.9
Payment of financing obligations	(0.4)	(7.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	11.5	7.0
Net cash (used in) provided by financing activities	(85.4)	6.3

Effect of exchange rate changes on cash and cash equivalents	3.1	(4.8)
(Decrease) increase in cash and cash equivalents	(95.6)	19.8
Cash and cash equivalents at beginning of period	401.1	395.4
Cash and cash equivalents at end of period	$305.5	$415.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of December 29, 2012 and for the three and six months ended December 29, 2012 and December 31, 2011 is unaudited, and includes all normal and recurring adjustments that Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2012.

The balance sheet as of June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 29, 2012 and December 31, 2011 may not be indicative of results for the year ending June 29, 2013 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2013 is a 52-week year ending on June 29, 2013. The Company’s fiscal 2012 was a 52-week year and ended on June 30, 2012.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out-of-Period Adjustments

During the three months ended September 29, 2012, the Company recorded out-of-period adjustments primarily related to the cost of sales in fiscal year 2011. The impact of the corrections reduced the net loss by $1.9 million for the three months ended September 29, 2012. Management and the Audit Committee have concluded these errors, both individually and in aggregate, were not material to any prior year financial statements and the impact of correcting these errors in the current year is not expected to be material to the full year fiscal 2013 financial statements, accordingly the Company recorded the correction of these errors in the first quarter of fiscal 2013.

Discontinued Operations

On October 12, 2012, the Company closed the sale of its hologram business (“Hologram Business”) to OpSec Security Inc. for $11.5 million in cash. The Consolidated Statements of Operations have been recast to present the Hologram Business as discontinued operations as described in “Note 18. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Numerator:
Income (loss) from continuing operations, net of tax	$3.3	$(7.7)	$(6.5)	$(11.3)
Income (loss) from discontinued operations, net of tax	0.8	(2.5)	(1.0)	(4.7)
Net income (loss)	$4.1	$(10.2)	$(7.5)	$(16.0)

Denominator:
Weighted-average number of common shares outstanding
Basic	234.4	229.4	233.6	228.9
Effect of dilutive securities from stock-based benefit plans	2.7	—	—	—
Diluted	237.1	229.4	233.6	228.9

Basic net income (loss) per share from:
Continuing operations, net of tax	$0.02	$(0.03)	$(0.03)	$(0.05)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)
Net income (loss)	$0.02	$(0.04)	$(0.03)	$(0.07)

Diluted net income (loss) per share from:
Continuing operations, net of tax	$0.02	$(0.03)	$(0.03)	$(0.05)
Discontinued operations, net of tax	—	(0.01)	—	(0.02)
Net income (loss)	$0.02	$(0.04)	$(0.03)	$(0.07)

As the Company incurred net losses for the six months ended December 29, 2012 and for the three and six months ended December 31, 2011, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”) and Full Value Awards (restricted shares and stock units) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2012	December 31, 2011	December 29, 2012	December 31, 2011
Stock options and ESPP	3.9	10.4	8.2	10.7
Restricted shares and stock units	3.3	8.2	9.2	7.8
Total potentially dilutive securities	7.2	18.6	17.4	18.5

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 29, 2012 and June 30, 2012, balances for the components of accumulated other comprehensive income were as follows (in millions):

	December 29, 2012	June 30, 2012
Unrealized losses on available-for-sale investments, net of tax	$(2.6)	$(2.8)
Foreign currency translation adjustments	17.0	10.6
Defined benefit obligation, net of tax	(0.3)	(0.3)
Accumulated other comprehensive income	$14.1	$7.5

Note 5. Mergers and Acquisitions

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012 (“Closing Date”), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters, based in Seoul, South Korea. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million, which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the Closing Date. After the Closing Date, GenComm was integrated in the Company’s Communications Test and Measurement segment (“CommTest”).

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Dyaptive Systems Inc. (“Dyaptive”)

In January 2012, the Company completed the acquisition of Dyaptive based in Vancouver, Canada. The Company acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of CAD 14.9 million (approximately USD 14.8 million) in cash, including a holdback payment of CAD 2.0 million (approximately USD 2.0 million). The holdback payment of CAD 2.0 million (approximately USD 2.0 million) was made during the three months ended December 29, 2012.

Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. The Company acquired Dyaptive to strengthen its laboratory product portfolio and to offer field service and production test tools that complement its current products. After the Closing Date, Dyaptive was integrated in the Company’s CommTest segment.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dyaptive’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 30, 2012	Charged to Costs and Expenses	Deduction (1)	December 29, 2012
Allowance for doubtful accounts	$2.2	$0.4	$(0.6)	$2.0
Allowance for sales returns	0.4	—	(0.3)	0.1
Total accounts receivable reserves	$2.6	$0.4	$(0.9)	$2.1

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	December 29, 2012	June 30, 2012
Finished goods	$95.8	$89.5
Work in process	37.4	37.3
Raw materials and purchased parts	46.1	47.7
Total inventories, net	$179.3	$174.5

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	December 29, 2012	June 30, 2012
Land	$15.5	$14.1
Buildings and improvements	38.7	35.8
Machinery and equipment	444.0	421.3
Furniture, fixtures, software and office equipment	171.1	166.1
Leasehold improvements	93.0	95.3
Construction-in-progress	18.8	33.0
	781.1	765.6
Less: Accumulated depreciation	(530.8)	(512.7)
Property, plant and equipment, net	$250.3	$252.9

During the first quarter of fiscal 2013, the Company completed a capital investment project in machinery and equipment to increase anti-counterfeiting production capabilities in Beijing, China that was included in Construction-in-progress as of June 30, 2012. The Company began depreciating the asset over its useful life of 20 years during the first quarter of fiscal 2013.

At December 29, 2012 and June 30, 2012, property, plant and equipment, net included $20.7 million and $21.4 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more detail.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended December 29, 2012 and December 31, 2011, the Company recorded $16.9 million and $17.1 million of depreciation expense, respectively. During the six months ended December 29, 2012 and December 31, 2011, the Company recorded $33.8 million and $34.2 million of depreciation expense, respectively.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	December 29, 2012	June 30, 2012
Prepayments	$31.1	$30.9
Advances to contract manufacturers	16.4	18.4
Deferred income tax	2.4	2.3
Refundable income taxes	2.8	4.7
Other receivables	18.5	13.0
Other current assets	7.2	7.9
Total prepayments and other current assets	$78.4	$77.2

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	December 29, 2012	June 30, 2012
Deferred compensation plan	$4.9	$4.6
Warranty accrual	6.8	8.1
VAT liabilities	5.5	2.7
Restructuring accrual	5.6	8.6
Deferred taxes	3.5	3.1
Other	6.8	10.8
Total other current liabilities	$33.1	$37.9

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	December 29, 2012	June 30, 2012
Pension accrual and post-employment benefits	$89.8	$85.2
Deferred taxes	4.0	4.7
Restructuring accrual	3.5	4.0
Financing obligation	35.0	35.4
Non-current income taxes payable	10.8	9.3
Asset retirement obligations	8.5	9.2
Long-term deferred revenue	25.3	16.1
Other	15.6	12.7
Total other non-current liabilities	$192.5	$176.6

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At December 29, 2012, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$71.9	$—	$—	$71.9
Agencies
U.S.	53.4	0.1	—	53.5
Foreign	4.0	0.1	—	4.1
Municipal bonds and sovereign debt instruments	6.6	—	—	6.6
Asset-backed securities	40.2	0.3	(0.4)	40.1
Corporate securities
U.S.	213.8	1.4	(0.1)	215.1
Foreign	33.4	2.2	—	35.6
Total available-for-sale securities	$423.3	$4.1	$(0.5)	$426.9

The Company generally classifies debt securities as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of December 29, 2012, of the total estimated fair value, $26.6 million was classified as cash equivalents, $398.9 million was classified as short-term investments, and $1.4 million was classified as other non-current assets.

In addition to the amounts presented above, at December 29, 2012, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.9 million, of which $1.5 million were invested in debt securities, $0.4 million were invested in money market instruments and funds and $3.0 million were invested in equity securities. Trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and six months ended December 29, 2012 and December 31, 2011, the Company recorded no other-than-temporary impairment charge in each respective period.

At December 29, 2012, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.4	$0.5

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 29, 2012, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$241.3	$244.4
Amounts maturing in 1 - 5 years	180.6	181.1
Amounts maturing in more than 5 years	1.4	1.4
Total debt securities	$423.3	$426.9

At June 30, 2012, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$52.0	$—	$—	$52.0
Agencies
U.S.	65.1	0.2	—	65.3
Foreign	3.3	—	—	3.3
Municipal bonds and sovereign debt instruments	11.4	—	—	11.4
Asset-backed securities	21.9	0.2	(0.4)	21.7
Corporate securities	183.6	1.3	(0.1)	184.8
Total available-for-sale securities	$337.3	$1.7	$(0.5)	$338.5

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value at December 29, 2012 are summarized below (in millions):

		Fair value measurement as of December 29, 2012
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$71.9	$71.9	$—
Agencies
U.S.	53.5	—	53.5
Foreign	4.1	—	4.1
Municipal bonds and sovereign debt instruments	6.6	—	6.6
Asset-backed securities	40.1	—	40.1
Corporate securities
U.S.	215.1		215.1
Foreign	35.6		35.6
Total debt available-for-sale securities	426.9	71.9	355.0
Money market funds	220.9	220.9	—
Trading securities	4.9	4.9	—
Total assets (1)	$652.7	$297.7	$355.0

(1)         $210.1 million in cash and cash equivalents, $403.8 million in short-term investments, $30.9 million in restricted cash, and $7.9 million in other non-current assets on the Company’s consolidated balance sheet.

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

As of June 30, 2012 and during the three and six months ended December 29, 2012, the Company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both December 29, 2012 and June 30, 2012, is not significant. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The Company’s goodwill balance as of December 29, 2012 was $75.3 million, which consisted of $67.0 million of goodwill in the CommTest segment and $8.3 million of goodwill in the Optical Security and Performance Products (“OSP”) segment. The Company’s goodwill balance as of June 30, 2012 was $68.7 million, which consisted of $60.4 million of goodwill in the CommTest segment and $8.3 million of goodwill in the Advanced Optical Technologies (“AOT”) segment (see below). The goodwill balance is adjusted quarterly to record the effect of currency translation adjustments.

During the first quarter of fiscal 2013, the reporting structure of the AOT reportable segment was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group (“COPG”), Flex Products Group (“Flex”) and Authentication Solutions Group (“ASG”) (excluding the Hologram Business), were merged into the new OSP reportable segment, having one single reporting unit, replacing the AOT segment. As the entire $8.3 million balance of AOT’s goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT’s goodwill to the OSP segment. The Company closed the sale of the Hologram Business, a component of the ASG reporting unit, during the second quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale does not impact goodwill. Refer to “Note 17. Operating Segments” and “Note 18. Discontinued Operations” for further information.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2012, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 29, 2012 and December 31, 2011.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of December 29, 2012	Amount	Amortization	Net
Acquired developed technology	$543.5	$(434.9)	$108.6
Other	230.1	(198.8)	31.3
Total intangibles	$773.6	$(633.7)	$139.9

	Gross
	Carrying	Accumulated
As of June 30, 2012	Amount	Amortization	Net
Acquired developed technology	$534.8	$(398.6)	$136.2
Other	279.3	(236.7)	42.6
Total intangibles	$814.1	$(635.3)	$178.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended December 29, 2012, the Company recorded $16.8 million and $37.4 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three months ended September 29, 2012, the Company approved a plan to terminate the concentrated photovoltaic (“CPV”) product line within its Communications and Commercial Optical Products (“CCOP”) segment and accordingly recorded $2.6 million of accelerated amortization. Refer to “Note 11. Restructuring and Related Charges” for more details.

During the three and six months ended December 31, 2011, the Company recorded $20.8 million and $40.2 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of December 29, 2012, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2013	$33.3
2014	41.8
2015	33.9
2016	12.9
2017	9.6
Thereafter	8.4
Total amortization	$139.9

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

The Company had short-term debt of $205.6 million and $292.8 million as of December 29, 2012 and June 30, 2012, respectively. The Company was in compliance with all debt covenants as of December 29, 2012.

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

Upon adoption of authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of December 29, 2012, the expected remaining term of the 1% Senior Convertible Notes is less than one year and accordingly is classified as short-term debt.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the first and second quarter of fiscal 2013, the Company repurchased $50.0 million and $50.0 million aggregate principal amount of the notes for $49.8 million and $49.9 million in cash, respectively. In connection with the two repurchases, losses of $2.1 million and $1.3 million were recognized in accordance with the authoritative guidance in Interest and other income (expense), net during the first and second quarter of fiscal 2013, respectively. After giving effect to the repurchases, the total carrying amount of 1% Senior Convertible Notes outstanding as of December 29, 2012 was $205.6 million.

As of December 29, 2012, the unamortized portion of the debt issuance cost related to the notes was $0.2 million and was included in Other current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	December 29,	June 30,
	2012	2012
Carrying amount of equity component	$156.8	$158.3
Principal amount of 1% Senior Convertible Notes	$211.0	$311.0
Unamortized discount of liability component	(5.4)	(18.2)
Carrying amount of liability component	$205.6	$292.8

Based on quoted market prices, as of December 29, 2012 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was approximately $210.5 million and $307.3 million, respectively. Changes in fair market value reflect the change in the market price of the notes. The 1% Senior Convertible Notes are classified within Level 2 as they are not actively traded in markets; and the bond parity derivatives related to the convertible notes are classified within Level 1 since the quoted market price for identical instrument are available in active markets. The fair value of the bond parity derivatives is approximately zero as of December 29, 2012 and June 30, 2012.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.5	$0.8	$1.2	$1.6
Accretion of debt discount	3.6	5.0	7.8	9.9

The increase of the debt related to the interest accretion is treated as a non-cash transaction and the repayment of the carrying amount of the debt is classified as financing activity.

Revolving Credit Facility

On January 20, 2012, the Company entered into an agreement (the “Credit Agreement”) for a five-year $250.0 million revolving credit facility that matures in January 2017. At the election of the Company, the principal amount available under the Credit Agreement may be increased by up to an additional $100 million, which amount may be allocated as either an increase to the revolving loan commitments or as an add-on term loan, in each case subject to the conditions provided in the Credit Agreement. None of the lenders are currently obligated to provide such additional commitments or term loans. Borrowings under the credit facility bear an annual interest rate, at the Company’s option, equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin for base rate loans, which ranges between 0.75% and 2.00%, based on the Company’s leverage ratio or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for Eurocurrency loans, which ranges between 1.75% and 3.00%, based on the Company’s leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility of between 0.25% and 0.50%, based on the Company’s leverage ratio.

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

The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of December 29, 2012, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.5 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

During the quarter ended December 29, 2012, there was no drawdown under the facility and the outstanding balance at quarter end was zero.

Outstanding Letters of Credit

As of December 29, 2012, the Company had 15 standby letters of credit totaling $34.5 million.

Note 11. Restructuring and Related Charges

The Company continues to seek to reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align its businesses with market conditions. As of December 29, 2012, the Company’s total restructuring accrual was $9.1 million. During the three and six months ended December 29, 2012, the Company incurred restructuring expenses of $3.0 million and $5.7 million, respectively. During the three and six months ended December 31, 2011, the Company incurred restructuring expenses of $4.0 million and $5.5 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the six months ended December 29, 2012 were as follows (in millions):

		Six Months Ended		Non-cash		Three Months Ended
	Balance	December 29,		Settlements	Balance	December 29,
	June 30,	2012	Cash	and Other	December 29,	2012
	2012	Charges	Settlements	Adjustments	2012	Charges
CommTest Wireless Business Restructuring Plan	$—	$1.8	$(1.0)	$—	$0.8	$1.8
CCOP CPV Plan	—	0.6	(0.4)	—	0.2	—
CommTest Operation and Repair Outsourcing Restructuring Plan
Workforce Reduction	$3.9	$1.5	$(3.8)	$—	$1.6	$0.6
Facilities and Equipment	—	0.7	(0.7)	—	—	0.2
Lease Costs	—	0.5	(0.3)	—	0.2	—
Total CommTest Operation and Repair Outsourcing Restructuring Plan	$3.9	$2.7	$(4.8)	$—	$1.8	$0.8
OSP Business Consolidation Plan	0.8	—	(0.6)	—	0.2	—
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	2.5	0.5	(2.0)	—	1.0	0.4
CommTest Germantown Tower Restructuring Plan (Lease Costs)	0.5	—	—	—	0.5	—
CommTest Market Rebalancing Restructuring Plan (Lease Costs)	0.9	—	(0.2)	—	0.7	—
CommTest US Manufacturing Outsourcing Restructuring Plan (Lease Costs)	1.1	—	(0.2)	—	0.9	—
CommTest Germany Restructuring Plan (Workforce Reduction)	2.4	0.1	(0.3)	0.2	2.4	—
Other plans
Workforce Reduction	$0.4	$—	$(0.3)	$—	$0.1	$—
Lease Costs	0.1	—	—	0.4	0.5	—
Total other plans	$0.5	$—	$(0.3)	$0.4	$0.6	$—
Total	$12.6	$5.7	$(9.8)	$0.6	$9.1	$3.0

Ottawa Lease Exit Costs	$4.6	$0.2	$(0.6)	$0.1	$4.3	$0.1

As of December 29, 2012 and June 30, 2012, the Company included the long-term portion of the restructuring liability of $3.5 million and $4.0 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income, is $4.3 million and $4.6 million as of December 29, 2012 and June 30, 2012 respectively. The Company included the long-term portion of the contract obligations of $3.3 million and $3.7 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

CommTest Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, Management approved a plan to align the Company’s investment strategy in CommTest segment with customer spending priorities in high growth product lines such as wireless network assurance and eliminate positions in research and development, sales and operations organization that supported low growth product lines. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 43 employees primarily in research and development and selling, general and administrative functions. As of December 29, 2012, 38 employees have been terminated. The employees being affected are located in North America and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CCOP CPV Plan

During the first quarter of fiscal 2013, Management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth. This action will occur over the next several quarters and affects 10 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As of December 29, 2012, 9 employees have been terminated. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

CommTest Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management (“CEM”) business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 133 employees in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in America, Europe and Asia. As of December 29, 2012, 107 of these employees have been terminated. During the three months ended December 29, 2012, the Company adjusted the accrual for $0.6 million of additional severance and employee benefits arising from 22 employees added to the original plan. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2014.

During the fourth quarter of fiscal 2012, Management approved a plan to exit workspaces in Techpoint, Singapore and Atlanta, Georgia, primarily used by the CommTest segment. During the six months ended December 29, 2012, the Company exited both the workspaces. The fair value of the remaining contractual obligations, net of sublease income as of December 29, 2012, was $0.2 million. Payments related to the lease costs are expected to be paid by the end of the fourth quarter of fiscal 2013 and second quarter of fiscal 2014 for the leased sites in Techpoint, Singapore and Atlanta, Georgia, respectively.

OSP Business Consolidation Plan

During the fourth quarter of fiscal 2012, Management approved a plan to consolidate and re-align the various business units primarily within its OSP segment to improve synergies. This action will occur over the next several quarters and affected 16 employees primarily in manufacturing, research and development and selling, general and administrative functions. The employees being affected are located in the United States and Europe. As of December 29, 2012, 11 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2013.

CommTest Manufacturing Support Consolidation Plan

During the third quarter of fiscal 2012, Management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 80 employees in manufacturing and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As of December 29, 2012, 53 employees have been terminated. During the three months ended December 29, 2012, the Company adjusted the accrual for $0.4 million due to additional severance and employee benefits arising from 5 employees added to the original plan. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

CommTest Germantown Restructuring Plan

During the second quarter of fiscal 2012, Management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of December 29, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

CommTest Market Rebalancing Restructuring Plan

During the third quarter of fiscal 2011, Management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. As of June 30, 2012, all employees had been terminated. The fair value of the remaining

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contractual obligations with respect to the facilities exited, net of sublease income as of December 29, 2012 was $0.7 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

CommTest US Manufacturing Outsourcing Restructuring Plan

During fiscal 2010, the Company exited facilities in Maryland and Indiana as part of its restructuring plan in the CommTest segment to reduce and/or consolidate manufacturing locations. The fair value of the remaining contractual obligations, net of sublease income, as of December 29, 2012 was $0.9 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2015 for its facilities in Indiana. Payments related the lease costs for its facilities in the state of Maryland were paid out as of December 31, 2011.

CommTest Germany Restructuring Plan

During the fourth quarter of fiscal 2009, the Company implemented a restructuring plan for its site in Germany in its CommTest segment to significantly change the overall cost structure and complexity of the site, and to align the cost of the site more with market demand. 77 employees in manufacturing, research and development and selling, general and administrative functions were affected by the plan. As of December 29, 2012, 74 employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

Other plans

Other plans account for a minor portion of the total restructuring accrual, with minimal or no revisions recorded.

Note 12. Income Tax

The Company recorded an income tax expense of $4.1 million and $7.5 million for the three and six months ended December 29, 2012, respectively. The Company recorded an income tax expense of $3.0 million and $6.4 million for the three and six months ended December 31, 2011, respectively.

The income tax expense recorded for the three and six months ended December 29, 2012 and December 31, 2011, respectively, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of December 29, 2012 and June 30, 2012, the Company’s unrecognized tax benefits totaled $62.6 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.5 million accrued for the payment of interest and penalties at December 29, 2012.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 29, 2012 and December 31, 2011 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Cost of sales	$2.1	$1.5	$4.3	$3.3
Research and development	3.4	3.1	6.3	5.7
Selling, general and administrative	8.1	7.7	15.6	14.8
	$13.6	$12.3	$26.2	$23.8

Approximately $2.3 million of stock-based compensation was capitalized in inventory at December 29, 2012.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. The Company granted no stock options in the first two quarters of fiscal 2013 or fiscal 2012.

As of December 29, 2012, $3.3 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.2 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees an opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6-month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Metron valuation model.

As of December 29, 2012, $0.2 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2013.

Full Value Awards

“Full Value Awards” refer to Restricted Stock Units (“RSUs”) and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based, time-based, or a combination of both and expected to vest over one year to four years. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

For the six months ended December 29, 2012 and December 31, 2011, the Company granted 5.5 million and 4.4 million RSUs, of which 0.7.million and 0.5 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSUs shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first six months of fiscal 2013 and fiscal 2012 was estimated to be $9.8 million and $9.3 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.8 million and 3.9 million shares for the six months ended December 29, 2012 and December 31, 2011 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of December 29, 2012, $87.0 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Six Months Ended
	December 29,	December 31,
	2012	2011

Volatility of common stock	57.7%	68.7%
Average volatility of peer companies	58.3%	68.4%
Average correlation coefficient of peer companies	0.3214	0.3383
Risk-free interest rate	0.4%	0.7%

Note 14. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company is also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 and the first quarter of fiscal 2013 in connection with acquisitions. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.

On November 30, 2012, the Company terminated the defined benefit pension plan in South Korea and settled the vested benefit obligation of $1.3 million by subsequently funding a defined contribution retirement plan. The Company accounted for the termination of Korean pension plan as a combination of curtailment and settlement pursuant to the authoritative guidance, and recorded a gain of $0.2 million in its Consolidated Statements of Operations.

As of December 29, 2012, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 29, 2012, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.1	1.3	2.2	2.7
Expected return on plan assets	(0.3)	(0.3)	(0.6)	(0.7)
Recognized net actuarial (gains)/losses		(0.1)	—	(0.2)
Curtailment/Settlement (gains)/losses	(0.2)		(0.2)
Net periodic benefit cost	$0.7	$1.0	$1.6	$2.0

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $6.4 million related to its defined benefit pension plans during fiscal 2013 to make current benefit payments and fund future obligations. As of December 29, 2012, approximately $3.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2012.

Note 15. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

During a portion of the first quarter of fiscal 2013, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company. As of August 16, 2012, the member resigned from the Board of Directors of JDSU and KLA-Tencor was no longer a related party.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,		December 29,	June 30,
	2012	2011	2012	2011		2012	2012
Sales:					Receivables:
*KLA-Tencor	$—	$1.8	$—	$3.9	*KLA-Tencor	$—	$0.9

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

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The Company accrued $7.4 million during the first quarter of fiscal 2012, which included the arbitration award plus interest, in accordance with authoritative guidance on contingencies and recorded an additional $0.2 million towards interest during the second quarter of fiscal 2012. On March 5, 2012 the Pennsylvania District Court denied JDSU’s request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. The related charge is included as a component of selling, general and administrative expense during the three and six months ended December 31, 2011 in the Company’s Consolidated Statements of Operations.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 29, 2012 and June 30, 2012.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011
Balance as of beginning of period	$7.6	$7.6	$8.1	$7.9
Provision for warranty	1.0	2.2	2.9	4.8
Utilization of reserve	(0.1)	(0.2)	(1.4)	(4.6)
Adjustments related to pre-existing
warranties (including changes in estimates)	(1.7)	(2.1)	(2.8)	(0.6)
Balance as of end of period	$6.8	$7.5	$6.8	$7.5

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

As of December 29, 2012, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.1 million was included in Other non-current liabilities. As of June 30, 2012, of the total financing obligation related to the Eningen Transactions $0.1 million was included in Other current liabilities, and $4.9 million was included in Other non-current liabilities.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of December 29, 2012, $1.0 million was included in Other current liabilities, and $28.0 million was included in Other non-current liabilities. As of June 30, 2012, $0.9 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

During fiscal 2011 the Company capitalized approximately $7.1 million of cost incurred for the purchase of perpetual software licenses in accordance with the authoritative accounting guidance. The Company entered into a four-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made on an annual basis starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

During the three and six months ended December 29, 2012, the Company recorded amortization expense of $0.3 million and $0.7 million in each period, respectively. During the three and six months ended December 31, 2011, the Company recorded amortization expense of $0.3 million and $0.7 million in each period, respectively.

Future Minimum Financing Payments — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

As of December 29, 2012, future minimum financing payments of the perpetual software licenses and financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2012	$3.8
2013	5.6
2014	3.7
2015	3.5
2016	3.5
Thereafter	37.3
Total	$57.4

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, enterprises and network equipment manufacturers (“NEMs”). JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

Effective July 1, 2012, the reporting structure of the previous AOT business segment was reorganized and its previous reporting units, which consisted of COPG, Flex and ASG (excluding the Hologram Business), were merged into the new OSP business segment, having one single reporting unit, replacing the AOT business segment. The Hologram Business was previously presented within the AOT business segment; however, because it is presented as discontinued operations for financial reporting purposes as of September 29, 2012, it has been excluded from the segment results below.

The Company’s reportable segments are:

(i) Communications Test and Measurement Business Segment:

CommTest supplies instruments, software, and services to enable the design, deployment, and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions speed time-to-revenue by accelerating the deployment of new products and services,  lower operating expenses, and improve network performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for wireless and fixed networks.

(ii) Communications and Commercial Optical Products Business Segment:

CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, ROADMs, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters, and circulators.

CCOP also provides a broad laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers.

(iii) Optical Security and Performance Products Business Segment:

OSP provides innovative optical security solutions with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D and gesture recognition applications.

The accounting policies of the reportable segments are the same as those described in the Company’s Current Report on Form 8-K dated December 14, 2012. The Company evaluates segment performance based on operating income (loss) excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, or non-operating income and expenses to its segments as highlighted in the table below.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29,	December 31,	December 29,	December 31,
	2012	2011	2012	2011

Net revenue:
Communications Test and Measurement	$195.4	$196.2	$364.9	$381.4
Communications and Commercial Optical Products	185.8	163.2	380.7	343.5
Optical Security and Performance Product	48.2	50.2	104.7	100.8
Deferred revenue related to purchase accounting adjustment	—	(0.3)	—	(0.6)
Net revenue	$429.4	$409.3	$850.3	$825.1

Operating income (loss):
Communications Test and Measurement	$35.3	$28.0	$52.1	$52.1
Communications and Commercial Optical Products	21.2	16.6	45.0	42.2
Optical Security and Performance Product	16.2	16.8	37.4	34.5
Corporate	(23.7)	(21.4)	(46.8)	(42.4)
Total segment operating income	49.0	40.0	87.7	86.4
Unallocated amounts:
Stock-based compensation	(13.6)	(12.3)	(26.2)	(23.8)
Acquisition-related charges and amortization of intangibles	(17.3)	(21.1)	(38.7)	(40.8)
Loss on disposal of long-lived assets	(0.1)	(0.2)	(1.4)	(0.7)
Restructuring and related charges	(3.0)	(4.0)	(5.7)	(5.5)
Realignment and other charges	(0.1)	(1.5)	(0.7)	(9.3)
Interest and other income	(2.4)	1.0	(2.8)	2.0
Interest expense	(5.1)	(6.6)	(11.2)	(13.2)
Income (loss) from continuing operations before income taxes	$7.4	$(4.7)	$1.0	$(4.9)

Note 18. Discontinued Operations

On September 18, 2012, the Company entered into a definitive agreement to sell the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. in cash, subject to adjustment based on close date net working capital condition. On October 12, 2012, the transaction closed and the Company received gross proceeds of $11.5 million from the sale.

In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Hologram Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Net revenue of the Hologram Business for the three and six months ended December 29, 2012 was $0.3 million and $5.2 million, respectively. Net revenue of the Hologram Business for the three and six months ended December 31, 2011 was $3.5 million and $8.5 million, respectively. Net income (loss) for the three and six months ended December 29, 2012 was net income of $0.8 million and net loss $1.0 million, respectively. Net loss for the three and six months ended December 31, 2011 was $2.5 million and $4.7 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

The Company recorded a gain of $0.6 million in connection with the sale of the Hologram Business, calculated as follows (in millions):

Gross Proceeds	$11.5
Less: carrying value of net assets	(10.6)
Less: selling costs	(0.3)
Gain	$0.6

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The carrying value of the net assets sold as of October 12, 2012 are as follows (in millions):

October 12,
2012
Accounts receivable, net	$2.7
Inventories, net	4.4
Property, plant and equipment, net	0.8
Intangibles, net	5.8
Accounts payable and accrued expenses	(1.5)
Other current and non-current liabilities	(1.6)
Total net assets held for sale	$10.6

The gain was recorded in the Consolidated Statements of Operations as a component of Net income (loss) from discontinued operations, net of tax.

Note 19. Rescission Offer

During the first quarter of fiscal 2013, the Company discovered it inadvertently failed to register the offer and issuance of shares under its ESPP with the SEC for the last three years. As a result, certain purchasers of securities under the ESPP may have the right to rescind their purchases for an amount equal to the purchase price paid for the securities, plus interest from the date of purchase, limited to the unregistered shares purchased in the last twelve months and still held by the original purchasers, which is the applicable federal statute of limitations. These shares have always been treated as issued and outstanding for financial reporting purposes.

As of December 29, 2012, there were approximately 501,000 shares issued under the ESPP in the past twelve months and held by the original purchasers of such shares which may be subject to the recessionary rights, because the redemption features are not within the Company’s control. Of these, approximately 218,400 shares were originally purchased for $12.06 per share and the remaining shares were originally purchased for $9.35 per share. If holders of all of these shares had rescinded their purchases, the Company would be required to make aggregate payments of up to approximately $5.7 million, which includes estimated statutory interest. However, the actual impact to the Company’s cash position may be lower depending on the number of holders who accept the rescission offer and tender their shares. These shares were not reclassified out of permanent stockholder’s equity due to its immateriality. The Company also may be subject to civil and other penalties by regulatory authorities as a result of the failure to register these shares. The Company does not believe that the failure to register the shares or the planned rescission offer will have a material impact on its consolidated financial statements.

On January 29, 2013, the SEC declared effective the Company’s registration statement on Form S-3 for the ESPP shares eligible for the rescission offer, and the Company will make a rescission offer to eligible plan participants who purchased shares in the past twelve months.

Note 20. Subsequent Events

Repurchase of 1% Senior Convertible Notes

On January 2, 2013, the Company repurchased an additional $50.0 million aggregate principal amount of its 1% Senior Convertible Notes for $50.0 million in cash.

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

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K (except for Items 1, 1A, 6, 7, and 8) for the fiscal year ended June 30, 2012, and our Current Report on Form 8-K dated December 14, 2012.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Our diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of applications.

To serve its markets, JDSU operates the following business segments:

•      Communications Test and Measurement (“CommTest”)

•      Communications and Commercial Optical Products (“CCOP”)

•      Optical Security and Performance Products (“OSP”)

Communications Test and Measurement

CommTest provides an integrated portfolio of advanced field test and lab instruments, customer experience management (“CEM”) tools, and service-assurance solutions supported by monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications.

As a result of this continued and rapid growth, operators and providers are looking for new ways to drive business agility and generate revenue with innovative services, while continuing to focus on reducing operating costs and improving performance. To this end, CommTest is focused on providing world-class network and service enablement solutions, focusing investments on software and solutions offerings in high-growth markets while leveraging its instruments portfolio. These strategic investments are being placed globally to meet end-customer demand.

CommTest solutions address lab and production environments, field deployment, and service assurance for Ethernet and IP services over cable, wireless, and fixed/telecom networks. CommTest also provides protocol test solutions for the development and field deployment of storage and storage-network technologies. CommTest’s test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (“NEMs”), operators and services providers worldwide. CommTest is leveraging this installed base and knowledge of network management methods and procedures to develop advanced CEM and service-assurance solutions. Our CEM products let carriers remotely monitor performance and quality of service throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks. Service-assurance solutions address the entire scope of network monitoring from xDSL and Ethernet to mobile wireless, providing end-to-end visibility into customers’ quality of experience through continuous monitoring and correlation of service and network performance.

CommTest customers include fixed and wireless services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Telefónica, Telmex, TimeWarner Cable and Verizon. CommTest customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

Communications and Commercial Optical Products

CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components.

Serving telecommunications and enterprise data communications markets, CCOP products include components, modules, subsystems, and solutions for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks, as well as storage access networks (“SANs”), local area networks (“LANs”), and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio, and text data over high-capacity fiber-optic cables. CCOP maintains market-leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFPs. CCOP’s growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

Gesture-recognition systems use both CCOP laser diodes and optical filters from the Company’s OSP business segment. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, instead of using a device like a mouse or remote control. Emerging markets for gesture recognition include gaming, home entertainment and personal computing.

OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state (“DPSS”), and gas—that offer low- to high-power output with ultraviolet (“UV”), visible, and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched, and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates.

During the first quarter of fiscal 2013, CCOP terminated the CPV product line due to limited market opportunities.

CCOP’s optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. CCOP’s lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

Optical Security and Performance Products

OSP designs, manufactures, and sells products targeting anti-counterfeiting, consumer electronics, government, healthcare, and other markets.

OSP’s security offerings for the currency market include Optically Variable Pigment (“OVP®”), Optically Variable Magnetic Pigment (“OVMP®”), and banknote thread substrates. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on currency and other high-value documents and products. OVP® protects the currencies of more than 100 countries today. OSP also develops and delivers overt and covert anti-counterfeiting products targeting the pharmaceuticals and consumer-electronics markets.

Leveraging its expertise in spectral management and its unique high-precision coating capabilities, OSP improves the performance of a range of products in the consumer-electronics market. For example, gesture-recognition devices designed for the gaming market use OSP bandpass filters. OSP also manufactures components for phase and polarization control that enhance contrast in home-theater projection systems. OSP also provides glasses and color filter wheels for 3D cinema applications.

OSP value-added solutions meet the stringent requirements of commercial and government customers in aerospace and defense. In the aerospace industry, JDSU precision optical filters are a critical component in satellite and spacecraft power- and temperature-control systems. OSP also supplies anti-reflection coatings, beamsplitters, optical filters, laser optics, solar reflectors, and mirrors for a variety of defense and security applications including guidance systems, high-energy laser systems, battlefield eye protection, infrared night-vision systems, and secure optical communications.

OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

During the second quarter of fiscal 2013, JDSU completed the sale of the Hologram Business, which primarily addressed the transaction card market. JDSU has presented its current and historical Consolidated Statements of Operations and segment financials to reflect the sale of this business. The historical results of this business are reflected as discontinued operations in accordance with the authoritative guidance under US GAAP and are not included in quarterly JDSU results from continuing operations for all periods presented.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Current Report on Form 8-K filed with the SEC on December 14, 2012.

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 29,	December 31,		Percentage	December 29,	December 31,		Percentage
	2012	2011	Change	Change	2012	2011	Change	Change
Segment net revenue:
CommTest	$195.4	$195.9	$(0.5)		$364.9	$380.8	$(15.9)
CCOP	185.8	163.2	22.6		380.7	343.5	37.2
OSP	48.2	50.2	(2.0)		104.7	100.8	3.9
Net revenue	$429.4	$409.3	$20.1	4.9%	$850.3	$825.1	$25.2	3.1%

Gross profit	$189.0	$174.5	$14.5	8.3%	$361.6	$356.1	$5.5	1.5%
Gross margins	44.0%	42.6%			42.5%	43.2%

Research and development	63.5	58.9	4.6	7.8%	125.1	118.2	6.9	5.8%
Percentage of net revenue	14.8%	14.4%			14.7%	14.3%

Selling, general and administrative	105.4	105.3	0.1	0.1%	210.1	215.6	(5.5)	(2.6)%
Percentage of net revenue	24.5%	25.7%			24.7%	26.1%

Amortization of acquired technologies	14.6	15.4	(0.8)	(5.2)%	31.7	29.7	2.0	6.7%
Percentage of net revenue	3.4%	3.8%			3.7%	3.6%

Amortization of other intangibles	2.2	5.4	(3.2)	(59.3)%	5.7	10.5	(4.8)	(45.7)%
Percentage of net revenue	0.5%	1.3%			0.7%	1.3%

Restructuring and related charges	3.0	4.0	(1.0)	(25.0)%	5.7	5.5	0.2	3.6%
Percentage of net revenue	0.7%	1.0%			0.7%	0.7%

Income (loss) from discontinued operations, net of tax	0.8	(2.5)	3.3	(132.0)%	(1.0)	(4.7)	3.7	(78.7)%
Percentage of net revenue	0.2%	0.6%			0.1%	0.6%

Net Revenue

Net revenue during the three months ended December 29, 2012 increased $20.1 million, or 4.9%, to $429.4 million from $409.3 million during the same period a year ago, primarily due to (i) the fact that the prior period reflected a reduction in CCOP net revenue of approximately $15 million due to the regional flooding in Thailand which temporarily suspended operations at one of our primary contract manufacturers, Fabrinet, and (ii) an incremental increase in volume and demand in our CCOP segment in the current period. Net revenue during the six months ended December 29, 2012 increased $25.2 million, or 3.1%, to $850.3 million from $825.1 million during the same period a year ago, primarily due to the aforementioned factors and, to a lesser degree, higher net revenue in our OSP segment, partially offset by a decline in CommTest net revenue.

CommTest net revenue decreased by $0.5 million, or 0.3%, and $15.9 million, or 4.2%, during the three and six months ended December 29, 2012, respectively. During the three months ended December 29, 2012, net revenue decreased slightly primarily due to the wind-down of lower margin product lines which was partially offset by growth in our mobility and broadband and networking product lines and net revenue from the acquisition of Dyaptive. During the six months ended December 29, 2012 net revenue decreased in our instruments product portfolio, particularly in our cable and access product lines, primarily due to procurement delays at key customers and uncertainty in the macro-economic environment that reduced service providers’ spending, particularly in Europe and North America. This decrease was partially offset by growth in our mobility and broadband and networking product lines and net revenue from the acquisition of Dyaptive.

CCOP net revenue increased by $22.6 million, or 13.8%, and $37.2 million, or 10.8%, during the three and six months ended December 29, 2012, respectively, compared to the same periods a year ago, primarily due to the adverse impact of the regional flooding in Thailand referenced above in the prior periods coupled with higher current period revenues due to the ramp up of new products in our Modulator, Pluggables and Tunables product lines compared to the same periods a year ago. These increases were partially offset by a decline in net revenue of our ROADMs product line due to softness in industry demand and the timing of key customer programs.

OSP net revenue decreased by $2.0 million, or 4.0%, and increased by $3.9 million, or 3.9%, during the three and six months ended December 29, 2012, respectively. The decrease in net revenue during the three months ended December 29, 2012, was primarily due to declines in aerospace and defense product lines arising from reductions in government spending, partially offset by an increase in demand in consumer and industrial product lines. The increase in net revenue during the six months ended December 29, 2012 was primarily due to higher demand in currency products, partially offset by declines in aerospace and defense products.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertainty of demand in our CommTest and optical communications product portfolios and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and CommTest markets, which affects revenue and gross profit; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry; (d) the current trend of communication industry consolidations, which is expected to continue, that directly affects our CCOP and CommTest customer bases and adds additional risk and uncertainty to our financial and business predictability; and (e) activities related to our program of contract manufacturing transitions in our CommTest segment that present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks limit our ability to predict longer-term revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, EMEA and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended				Six Months Ended
	December 29,		December 31,		December 29,		December 31,
	2012		2011		2012		2011
Net revenue:
Americas	$214.1	49.9%	$206.3	50.4%	$423.9	49.9%	$414.0	50.2%
EMEA	102.3	23.8	100.0	24.4	199.3	23.4	200.9	24.3
Asia-Pacific	113.0	26.3	103.0	25.2	227.1	26.7	210.2	25.5
Total net revenue	$429.4	100.0%	$409.3	100.0%	$850.3	100.0%	$825.1	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended December 29, 2012 and December 31, 2011 included net revenue from the United States of $161.0 million and $159.3 million, respectively. Net revenue from customers in the Americas during the six months ended December 29, 2012 and December 31, 2011 included net revenue from the United States of $324.9 million and $328.8 million, respectively.

Net revenue from customers outside the Americas during the three months ended December 29, 2012 and December 31, 2011 represented 50.1% and 49.6% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 29, 2012 and December 31, 2011, represented 50.1% and 49.8% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin during the three months ended December 29, 2012 increased 1.4 percentage points to 44.0% from 42.6% compared to the same period a year ago. The increase in gross margin was primarily due to savings obtained through (i) targeted restructuring activities to consolidate and rationalize business functions to achieve cost efficiencies in our CommTest segment, and (ii) savings associated with our CommTest segment’s recent outsourcing of its repair operations, and its ongoing efforts to outsource manufacturing and reduce the number of its contract manufacturing partners. Additionally, product mix within our CommTest segment improved as net revenue generated from higher margin products, particularly from our mobility and broadband and networking product lines, increased compared to the same period a year ago. This was partially offset as our CCOP segment, which yields lower gross margin generally than our other two segments, generated $22.6 million more in net revenue and represented a higher percentage of consolidated net revenue in the current period compared to the same period a year ago.

Gross margin during the six months ended December 29, 2012 decreased 0.7 percentage points to 42.5% from 43.2% compared to the same period a year ago primarily due to (i) CCOP’s higher percentage of consolidated net revenue in the current period, which yields lower gross margin as referenced above and (ii) a $0.8 million charge related to the write-off of inventory and a $2.6 million charge for accelerated amortization of acquired technologies related to the plan to terminate the CPV product line within CCOP. This was partially offset by (i) the cost efficiencies and savings referenced above, (ii) improved product mix and (iii) a favorable $1.9 million out-of-period adjustment recorded during the three months ended September 29, 2012, all within our CommTest segment.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Research and Development (“R&D”)

R&D expense during the three months ended December 29, 2012 increased $4.6 million, or 7.8%, to $63.5 million from $58.9 million compared to the same period a year ago. As a percentage of revenue, R&D expense increased to 14.8% compared to 14.4% in the same period a year ago, as our R&D investment increases were proportionately higher than the 4.9% period-to-period increase in revenue.

R&D expense during the six months ended December 29, 2012 increased $6.9 million, or 5.8%, to $125.1 million from $118.2 million compared to the same period a year ago. As a percentage of revenue, R&D expense increased to 14.7% compared to 14.3% in the same period a year ago, as our R&D investment increases were proportionately higher than the period-to-period increase in revenue.

For both the three and six months ended December 29, 2012, the dollar and percentage increases in R&D expense were primarily driven by higher variable incentive pay as a result of improved operating performance, increased investments in new network enablement product platforms for the next generations of communication networks and incremental on-going operating expenses from the acquisitions of Dyaptive and GenComm during the three months ended March 31, 2012 and September 29, 2012, respectively. The increase was partially offset by reductions in R&D expense primarily related to the exit from certain sites in connection with restructuring activities in our CommTest segment.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives, and plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.

Selling, General and Administrative (“SG&A”)

SG&A expense during the three months ended December 29, 2012 increased $0.1 million, or 0.1%, to $105.4 million from $105.3 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 24.5% compared to 25.7% in the same period a year ago as revenue increased by 4.9%. The dollar change remained relatively flat for the current period, as higher variable incentive pay as a result of improved operating performance and incremental ongoing operating expenses from our Dyaptive and GenComm acquisitions were offset by ongoing expense reduction efforts and by a one-time benefit from a litigation settlement related to an insurance claim during the three months ended December 29, 2012.

SG&A expense during the six months ended December 29, 2012 decreased $5.5 million, or 2.6%, to $210.1 million from $215.6 million compared to the same period a year ago. As a percentage of revenue, SG&A expense decreased to 24.7% compared to 26.1% in the same period a year ago due to the dollar decrease and to a 3.1% increase in revenue. The dollar decrease in SG&A expense was primarily due to reductions in legal expenses, including charges of $7.6 million recorded during the six months ended December 31, 2011 related to a litigation settlement, and due to reductions in various SG&A costs such as travel and acquisition-related activities. The decrease was partially offset by an increase in variable incentive pay as a result of improved operating performance.

We intend to continue to focus on reducing our SG&A expenses as a percentage of revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges

We continue to seek to reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to market conditions. We estimate annualized cost savings of approximately $23.1 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. See “Note 11. Restructuring and Related Charges” for more detail.

During the three and six months ended December 29, 2012, we incurred restructuring and related charges of $3.0 million and $5.7 million, respectively. During the three and six months ended December 31, 2011, we incurred restructuring and related charges of $4.0 million and $5.5 million, respectively.

During the second quarter of fiscal 2013, we incurred restructuring and related charges of $3.0 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the second quarter of fiscal 2013, our Company’s management (“Management”) approved a plan to align our investment strategy in CommTest with customer spending priorities in high growth product lines such as wireless network assurance and eliminate positions in research and development, sales and operations organization that supported low growth product lines. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 43 employees primarily in research and development and selling, general and administrative functions. As of December 29, 2012, 38 employees have been terminated. The employees being affected are located in North America and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

•                  We also incurred restructuring and related charges from previously announced restructuring plans in the second quarter of fiscal 2013 related to the following: (i) $0.6 million of additional severance and employee benefits arising primarily to adjust the accrual for the CommTest Operation and Repair Outsourcing Restructuring Plan announced in the fourth quarter of fiscal 2012 (ii) $0.4 million of additional severance and employee benefits arising primarily to adjust the accrual for the CommTest Manufacturing Support Consolidation Plan announced in the third quarter of fiscal 2012.

During the second quarter of fiscal 2012, we incurred restructuring and related charges of $4.0 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  We had approved a plan to re-organize the CEM business of CommTest to improve business efficiencies with greater focus on the mobility and video software test business, as well as the CommTest global operations to move to a full outsourcing model with initiative to lower costs. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for approximately 57 employees in manufacturing, research and development and selling, general and administrative functions. As of December 29, 2012, all employees have been terminated. The employees being affected were located in North America, Europe and Asia. Payments related to remaining severance and benefits accrual expected to be paid by the end of third quarter of fiscal 2013.

•                  We partially exited the workspace facility in Germantown, Maryland, primarily used by CommTest in the second quarter of fiscal 2012. We had accrued $0.6 million exit costs in accordance with authoritative guidance related to lease and contract terminations. Payments related to lease costs are expected to be paid by the end of second quarter of fiscal 2019.

•                  In the second quarter of fiscal 2012, we exited all the facilities under the CommTest Market Rebalancing Restructuring Plan approved by the Management in the third quarter of fiscal 2011. We had accrued $0.9 million exit costs in accordance with authoritative guidance related to lease and contract terminations. Payments related to lease costs are expected to be paid by the end of second quarter of fiscal 2016.

During the six months ended December 29, 2012, we recorded $5.7 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $2.4 million for severance and benefits for the CommTest Wireless Business Plan announced in the current quarter and the CCOP CPV plan announced during the first quarter of fiscal 2013 and $2.1 million of additional severance and employee benefits arising primarily to adjust the accrual for the CommTest Operation and Repair Outsourcing Restructuring and the CommTest Manufacturing Support Consolidation plans announced in the fourth and third quarters of fiscal 2012, respectively.

•                  $0.7 million for transfer costs and lease construction costs in CommTest which was the result of the repair outsourcing initiative announced by Management during the fourth quarter of fiscal 2012.

•                  $0.5 million for the exit of two leased sites in CommTest for the plan announced during the fourth quarter of fiscal 2012.

During the six months ended December 31, 2011, we recorded $5.5 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $2.5 million consisting of $3.4 million severance and benefits primarily for the CommTest Solutions Business Restructuring Plan announced in the second quarter of fiscal 2012, CCOP segment restructuring plan announced in the first quarter of fiscal 2012, and continued implementation of the CommTest Germany Restructuring Plan, offset by a benefit of $0.9 million arising primarily to adjust the accrual for restructuring plans announced in the third and fourth quarters of fiscal 2011 in the CommTest segment that did not materialize due to Management’s decision to re-locate employees and realize co-location efficiencies.

•                  $1.4 million for manufacturing transfer costs in the CommTest and OSP segment which were the result of the transfer of certain production processes into existing sites in the U.S. or to contract manufacturers.

•                  $1.7 million lease exit costs from exiting three of the facilities under the CommTest Market Rebalancing Plan announced in the third quarter of fiscal 2011 and the CommTest workspace in Germantown, Maryland.

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

Interest and Other Income (Expense), Net

During the three months ended December 29, 2012, interest and other income (expense), net decreased $3.4 million to an expense of $2.4 million from income of $1.0 million during the same period a year ago primarily due to loss realized, in accordance with the authoritative guidance, in connection with repurchase of $50.0 million aggregate principal amount of our 1% Senior Convertible Notes at prices below par in the current period.

During the six months ended December 29, 2012, interest and other income (expense), net decreased $4.8 million to an expense of $2.8 million from income of $2.0 million during the same period a year ago primarily due to losses realized, in accordance with the authoritative guidance, in connection with repurchases of $100.0 million aggregate principal amount of our 1% Senior Convertible Notes at prices below par in the current period.

Interest Expense

During the three months ended December 29, 2012, interest expense decreased $1.5 million to $5.1 million from $6.6 million during the same period a year ago. During the six months ended December 29, 2012, interest expense decreased $2.0 million to $11.2 million from $13.2 million during the same period a year ago. The decreases in interest expense for both the three and six month periods were primarily due to repurchases of $114.0 million of the aggregate principal amount of our 1% Senior Convertible Notes subsequent to the three months ended December 31, 2011.

Provision for Income Tax

We recorded an income tax expense of $4.1 million and $7.5 million for the three and six months ended December 29, 2012, respectively, and an income tax expense of $3.0 million and $6.4 million for the three and six months ended December 31, 2011, respectively, in all cases primarily relating to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

As of December 29, 2012 and June 30, 2012, our unrecognized tax benefits totaled $62.6 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.5 million accrued for the payment of interest and penalties at December 29, 2012.

Discontinued Operations

On September 18, 2012, we entered into a definitive agreement to sell the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. for $11.5 million in cash, subject to an earn-out clause. Based on an assessment to be performed following the one-year period subsequent to the closing date (the “earn-out period”), the buyer may be required to pay up to a maximum additional amount of $4.0 million contingent on the Hologram Business exceeding a pre-determined revenue target during the earn-out period. No amount related to the earn-out clause will be recognized unless it is realized or realizable, in accordance with authoritative guidance. If any amount related to the earn-out clause meets the recognition criteria it will be included as a component of discontinued operations in the Consolidated Statements of Operations. On October 12, 2012, the transaction closed and we received gross proceeds of $11.5 million from the sale. We recorded a gain of $0.6 million in connection with the sale during the three and six months ended December 29, 2012.

Net revenue of the Hologram Business for the three and six months ended December 29, 2012 was $0.3 million and $5.2 million, respectively. Net revenue of the Hologram Business for the three and six months ended December 31, 2011 was $3.5 million and $8.5 million, respectively. Net income (loss) for the three and six months ended December 29, 2012 was net income of $0.8 million and net loss $1.0 million, respectively. Net loss for the three and six months ended December 31, 2011 was $2.5 million and $4.7 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (in millions)

	Three Months Ended				Six Months Ended
	December 29,	December 31,		Percentage	December 29,	December 31,		Percentage
	2012	2011	Change	Change	2012	2011	Change	Change
CommTest
Net revenue	$195.4	$195.9	$(0.5)	(0.3)%	$364.9	$380.8	$(15.9)	(4.2)%
Operating income	35.3	28.0	7.3	26.1%	52.1	52.1	—	—%
Operating margin	18.1%	14.3%			14.3%	13.7%

CCOP
Net revenue	185.8	163.2	22.6	13.8%	380.7	343.5	37.2	10.8%
Operating income	21.2	16.6	4.6	27.7%	45.0	42.2	2.8	6.6%
Operating margin	11.4%	10.2%			11.8%	12.3%

OSP
Net revenue	48.2	50.2	(2.0)	(4.0)%	104.7	100.8	3.9	3.9%
Operating income	16.2	16.8	(0.6)	(3.6)%	37.4	34.5	2.9	8.4%
Operating margin	33.6%	33.5%			35.7%	34.2%

CommTest

CommTest operating margin during the three months ended December 29, 2012 increased 3.8 percentage points to 18.1% from 14.3% compared to the same period a year ago. The increase was primarily due to gross margin improvements gained through (i) targeted restructuring activities to consolidate and rationalize business functions to achieve cost efficiencies, (ii) savings associated with CommTest’s recent outsourcing of its repair operations, and its ongoing efforts to outsource manufacturing and reduce the number of its contract manufacturing partners, (iii) improved product mix, and (iv) and reductions in various other SG&A expenses compared to the same period a year ago. This was partially offset by (i) an increase in R&D expense primarily related to an increase in variable incentive pay and increased investment in new product platforms and (ii) a slight decrease in net revenue.

CommTest operating margin during the six months ended December 29, 2012 increased 0.6 percentage points to 14.3% from 13.7% compared to the same period a year ago. The increase was primarily due to (i) the cost efficiencies and savings referenced above, (ii) a favorable $1.9 million out-of-period adjustment recorded during the three months ended September 29, 2012 and (iii) various reductions in SG&A expense, such as reduced information technology expenses due to the completion of infrastructure projects in fiscal 2012, reduced sales commissions as a result of decreased net revenue and reductions in travel expense. This was partially offset by (i) an increase in R&D expense primarily related to an increase in variable incentive pay and increased investment in new product platforms and (ii) a 4.2% reduction in net revenue in the current period.

CCOP

CCOP operating margin during the three months ended December 29, 2012 increased 1.2 percentage points to 11.4% from 10.2% compared to the same period a year ago due primarily to a $22.6 million increase in net revenue as noted above, partially offset by increased R&D expense driven by higher headcount with higher variable incentive pay.

CCOP operating margin during the six months ended December 29, 2012 decreased 0.5 percentage points to 11.8% from 12.3% compared to the same period a year ago. The decrease was primarily due to a less favorable product mix within our optical communications product line in addition to an increase in R&D expense, driven by higher headcount with higher variable incentive pay. This decrease was partially offset by a substantial increase in net revenue as noted above.

OSP

OSP operating margin during the three months ended December 29, 2012 increased 0.1 percentage points to 33.6% from 33.5% compared to the same period a year ago. The increase was driven by a reduction in SG&A expense which included a one-time benefit from a litigation settlement related to an insurance claim that occurred during the three months ended December 29, 2012. This increase was offset by a decline in gross margin as a result of unfavorable manufacturing variances and under-utilization of factory overhead in addition to an increase in variable incentive pay due to improved operating performance.

OSP operating margin during the six months ended December 29, 2012 increased 1.5 percentage points to 35.7% from 34.2% compared to the same period a year ago. The increase was driven by a reduction in SG&A expense which included a one-time benefit from a litigation settlement related to an insurance claim that occurred during the three months ended December 29, 2012 coupled with an increase in net revenue due to higher demand in currency products which was partially offset by declines in aerospace and defense products.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 29, 2012 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of December 29, 2012, approximately 83.9% of our cash and cash equivalents, short-term investments, and restricted cash were held in the U.S.

As of December 29, 2012, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended December 29, 2012, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of December 29, 2012, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $740.2 million, a decrease of $12.5 million from June 30, 2012. Cash and cash equivalents decreased by $95.6 million in the six months ended December 29, 2012, primarily due to $85.4 million used for financing activities, net cash outflows of $83.6 million used for the purchase of available-for-sale investments and $33.3 million used for the purchases of property, plant and equipment, offset by cash generated by operating activities of $102.5 million.

During the six months ended December 29, 2012, cash provided by operating activities was $102.5 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $101.8 million and changes in operating assets and liabilities that generated $0.7 million related primarily to a decrease in accounts receivable of $29.4 million driven by our collection efforts and an increase in accounts payable of $3.6 million, offset by an increase in other current and non-current assets of $13.8 million, a decrease in deferred revenue of $12.5 million and a decrease in accrued expenses and other current and non-current liabilities of $5.0 million.

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

During the six months ended December 29, 2012 cash used for investing activities was $115.8 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $83.6 million, cash used for the purchase of property, plant and equipment of $33.3 million and cash used for the acquisition of business of $11.1 million, offset by net proceeds from sale of the Hologram Business of $11.2 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the six months ended December 29, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

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

During the six months ended December 29, 2012, cash used for financing activities was $85.4 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $96.5 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $11.5 million.

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

We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $211.0 million outstanding under the 1% Senior Convertible Notes, which is expected to be paid no later than May 2013 based on the put and call provisions of the 1% Senior Convertible Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Contractual Obligations

During the second quarter of fiscal 2013, there were no material changes to the contractual obligations previously disclosed in our Current Report on Form 8-K for dated December 14, 2012, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. On November 30, 2012, we terminated the defined benefit pension plan in South Korea. JDSU also is responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with acquisitions during fiscal 2010 and the first quarter of fiscal 2013. The U.K. plan is partially funded; and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At December 29, 2012, our pension plans were under funded by $93.3 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are professionally managed and we monitor the performance of our investment managers. As of December 29, 2012, the value of plan assets had increased approximately 6.2% since June 30, 2012, our most recent fiscal year end.

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

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Please refer to “Note 14. Employee Defined Benefit Plans” for further discussion.

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

The following table provides information about our foreign currency forward contracts outstanding as of December 29, 2012.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	47.5	$47.7
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	238.7	37.9
British Pound (contracts to buy GBP / sell USD)	GBP	0.5	0.8
Euro (contracts to buy EUR / sell USD)	EUR	3.8	5.0
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	32.3	26.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN	96.2	7.3
Australian Dollar (contracts to sell AUD / buy USD)	AUD	9.7	9.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	2.2	1.1
Japanese Yen (contracts to sell JPY / buy USD)	JPY	141.7	1.7

Total USD notional amount of outstanding foreign exchange contracts			$137.8

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 29, 2012.

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

Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of December 29, 2012 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was $210.5 million and $307.3 million, respectively. For additional information, see “Note 10. Debt and Letters of Credit.”

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Current Report on Form 8-K dated December 14, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the second quarter of fiscal 2013, the Company repurchased $50 million aggregate principal amount of its 1% Senior Convertible Notes for $49.9 million in cash.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amendment to Certificate of Incorporation				X
10.10	Amended and Restated 2003 Equity Incentive Plan				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: February 6, 2013