Form 10-Q
period 2013-03-30
JDS UNIPHASE CORP /CA/
filed 2013-05-08
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

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

As of April 27, 2013, the Registrant had 236,562,275 shares of common stock outstanding, including 3,528,817 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Net revenue	$405.3	$403.3	$1,255.6	$1,228.4
Cost of sales	233.0	221.4	690.0	660.7
Amortization of acquired technologies	17.0	14.1	48.7	43.8
Gross profit	155.3	167.8	516.9	523.9
Operating expenses:
Research and development	65.8	62.0	190.9	180.2
Selling, general and administrative	107.3	104.5	317.4	320.1
Amortization of other intangibles	3.1	5.7	8.8	16.2
Restructuring and related charges	0.4	2.0	6.1	7.5
Total operating expenses	176.6	174.2	523.2	524.0
Loss from operations	(21.3)	(6.4)	(6.3)	(0.1)
Interest and other income (expense), net	(0.9)	0.2	(3.7)	2.2
Interest expense	(4.2)	(6.9)	(15.4)	(20.1)
Loss from continuing operations before income taxes	(26.4)	(13.1)	(25.4)	(18.0)
Provision for income taxes	1.6	3.1	9.1	9.5
Loss from continuing operations, net of tax	(28.0)	(16.2)	(34.5)	(27.5)
Loss from discontinued operations, net of tax	—	(1.2)	(1.0)	(5.9)
Net loss	$(28.0)	$(17.4)	$(35.5)	$(33.4)

Basic and diluted net loss per share from:
Continuing operations, net of tax	$(0.12)	$(0.07)	$(0.15)	$(0.12)
Discontinued operations, net of tax	—	(0.01)	—	(0.03)
Net loss	$(0.12)	$(0.08)	$(0.15)	$(0.15)

Shares used in per share calculation:
Basic	235.9	230.6	234.4	229.5
Diluted	235.9	230.6	234.4	229.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Net loss	$(28.0)	$(17.4)	$(35.5)	$(33.4)
Other comprehensive (loss) income:
Unrealized gains and losses on investments, net of tax:
Unrealized holding gains arising during period	0.1	0.3	0.4	—
Less: reclassification adjustments included in net loss	(0.3)	0.2	(0.4)	(1.1)
Net change in cumulative translation adjustment	(3.2)	2.4	3.2	(3.9)
Net change in defined benefit obligation, net of tax	—	—	—	(0.4)
Net change in accumulated other comprehensive income	(3.4)	2.9	3.2	(5.4)
Comprehensive loss	$(31.4)	$(14.5)	$(32.3)	$(38.8)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 30,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$257.7	$401.1
Short-term investments	350.4	320.5
Restricted cash	30.7	31.1
Accounts receivable, net (Note 6)	295.2	305.8
Inventories, net	153.6	174.5
Prepayments and other current assets	83.4	77.2
Total current assets	1,171.0	1,310.2
Property, plant and equipment, net	249.1	252.9
Goodwill	114.8	68.7
Intangibles, net	168.0	178.8
Other non-current assets	59.2	58.9
Total assets	$1,762.1	$1,869.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$122.1	$117.6
Accrued payroll and related expenses	59.0	68.6
Income taxes payable	20.3	20.7
Deferred revenue	69.6	81.2
Accrued expenses	38.4	35.3
Short-term debt	159.6	292.8
Other current liabilities	32.2	37.9
Total current liabilities	501.2	654.1
Other non-current liabilities	205.8	176.6
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at March 30, 2013 and June 30, 2012, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 237 million shares at March 30, 2013 and 232 million shares at June 30, 2012, issued and outstanding	0.2	0.2
Additional paid-in capital	69,744.3	69,695.7
Accumulated deficit	(68,700.1)	(68,664.6)
Accumulated other comprehensive income	10.7	7.5
Total stockholders’ equity	1,055.1	1,038.8
Total liabilities and stockholders’ equity	$1,762.1	$1,869.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 30,	March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(35.5)	$(33.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	50.9	52.6
Amortization of acquired technologies and other intangibles	57.7	65.4
Stock-based compensation	41.6	37.5
Amortization of debt issuance costs and accretion of debt discount	11.3	15.6
Amortization of discount and premium on investments, net	3.3	2.9
Other	1.8	1.0
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	17.2	28.6
Inventories	19.8	(22.9)
Other current and non-current assets	(2.6)	(6.5)
Accounts payable	6.1	(19.0)
Income taxes payable	0.5	(0.7)
Deferred revenue, current and non-current	(2.0)	2.4
Accrued payroll and related expenses	(24.3)	(36.9)
Accrued expenses and other current and non-current liabilities	(15.1)	(4.8)
Net cash provided by operating activities	130.7	81.8

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(415.1)	(333.1)
Maturities and sales of investments	382.2	324.9
Changes in restricted cash	0.6	2.1
Acquisition of business, net of cash acquired	(83.2)	(12.5)
Acquisition of property and equipment	(46.7)	(56.9)
Proceeds from the sale of a business and assets, net of selling costs	11.7	2.1
Net cash used in investing activities	(150.5)	(73.4)

FINANCING ACTIVITIES:
Redemption of convertible debt	(145.8)	—
Proceeds from financing obligations	—	6.9
Payment of financing obligations	(0.6)	(9.7)
Payment of debt issuance costs	(0.2)	(1.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	21.3	17.5
Net cash (used in) provided by financing activities	(125.3)	13.1

Effect of exchange rate changes on cash and cash equivalents	1.7	(2.9)
(Decrease) increase in cash and cash equivalents	(143.4)	18.6
Cash and cash equivalents at beginning of period	401.1	395.4
Cash and cash equivalents at end of period	$257.7	$414.0

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of March 30, 2013 and for the three and nine months ended March 30, 2013 and March 31, 2012 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on December 14, 2012.

The balance sheet as of June 30, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 30, 2013 and March 31, 2012 may not be indicative of results for the year ending June 29, 2013 or any future periods.

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

Out-of-Period Adjustments

During the nine months ended March 30, 2013, the Company recorded out-of-period adjustments that related to cost of sales and other income in the current and prior fiscal years. The impact of the out-of-period adjustments recorded by the Company resulted in a $2.5 million reduction in net loss during the nine months ended March 30, 2013. Management and the Audit Committee have concluded these errors, both individually and in aggregate, were not material to any prior year financial statements and the impact of correcting these errors in the current year is not expected to be material to the full year fiscal 2013 financial statements, accordingly the Company recorded the correction of these errors in fiscal 2013.

Discontinued Operations

During the second quarter of fiscal 2013, the Company closed the sale of its hologram business (“Hologram Business”) to OpSec Security Inc. for $11.5 million in cash. The Consolidated Statements of Operations have been recast to present the Hologram Business as discontinued operations as described in “Note 18. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Recently Issued Accounting Pronouncements

In March 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

In December 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The adoption of this guidance may expand existing disclosure requirements, which the Company is currently evaluating.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Numerator:
Loss from continuing operations, net of tax	$(28.0)	$(16.2)	$(34.5)	$(27.5)
Loss from discontinued operations, net of tax	—	(1.2)	(1.0)	(5.9)
Net loss	$(28.0)	$(17.4)	$(35.5)	$(33.4)

Denominator:
Weighted-average number of common shares outstanding
Basic and diluted	235.9	230.6	234.4	229.5

Basic and diluted net loss per share from:
Continuing operations, net of tax	$(0.12)	$(0.07)	$(0.15)	$(0.12)
Discontinued operations, net of tax	—	(0.01)	—	(0.03)
Net loss	$(0.12)	$(0.08)	$(0.15)	$(0.15)

As the Company incurred net losses for the three and nine months ended March 30, 2013 and March 31, 2012, potential dilutive securities from stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Stock options and ESPP	7.1	9.7	7.9	10.3
RSUs	9.5	7.7	9.3	7.8
Total potentially dilutive securities	16.6	17.4	17.2	18.1

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 4. Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the nine months ended March 30, 2013, the changes in accumulated other comprehensive income by component net of tax were as follows (in millions):

	Unrealized gains
	(losses) on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 30, 2012	$(2.8)	$10.6	$(0.3)	$7.5
Other comprehensive income before reclassification	0.4	3.2	—	3.6
Amounts reclassified from accumulated other comprehensive income (2)	(0.4)	—	—	(0.4)
Net current-period other comprehensive income	—	3.2	—	3.2
Ending balance as of March 30, 2013	$(2.8)	$13.8	$(0.3)	$10.7

(1) Refer to “Note 14. Employee Defined Benefit Plan” for more details on the computation of net periodic cost for pension plans.

(2) Amount represents realized gain on the sale of available-for-sale securities and is included as a component of Interest and other income (expense), net on the Consolidated Statement of Operations for the nine months ended March 30, 2013. There was no tax impact on the sale.

Note 5. Mergers and Acquisitions

Arieso Ltd. (“Arieso”)

On March 7, 2013 (“Closing Date”), the Company completed the acquisition of Arieso, a privately-held company headquartered in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/Long Term evolution (“LTE”) network performance and enrich the mobile subscriber experience.

Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso’s solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso will be integrated in the Company’s Communications Test and Measurement segment (“CommTest”).

The Company acquired all outstanding shares of Arieso for approximately $89.6 million in cash subject to working capital adjustments, including holdback payments of approximately $12.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the Closing Date.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$0.5
Intangible assets acquired:
Developed technology	32.8
Customer relationships	14.5
Order backlog	1.4
Goodwill	40.4
Total purchase price	$89.6

The amounts above are considered preliminary and are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the acquisition.

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$4.1
Accounts receivable	8.4
Property and equipment	0.6
Accounts payable	(0.3)
Accrued expenses, net of other assets	(1.4)
Employee related liabilities	(1.4)
Deferred revenue	(1.7)
Deferred tax liabilities, net	(7.8)
Net tangible assets acquired	$0.5

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of five years. Order backlog is being amortized over 4 months.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Arieso. Goodwill will be assigned to the CommTest segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

In accordance with the authoritative guidance, the Company expensed $1.6 million of acquisition-related costs incurred as Selling, general and administrative expenses in the Company’s Consolidated Statement of Operations for the three and nine months ended March 30, 2013.

The estimated amount of Arieso’s net revenue and net loss (excluding acquisition-related costs), included in the Company’s Consolidated Statement of Operations for three and nine months ended March 30, 2013 was $0.4 million and $2.2 million, respectively. Arieso’s net revenue and earnings disclosed above reflect Management’s best estimate, based on information available at the reporting date.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents certain unaudited pro forma information for illustrative purposes only, for 2013 and 2012 as if Arieso had been acquired on July 3, 2011. The unaudited estimated pro forma information combines the historical results of Arieso with the Company’s consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on July 3, 2011. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between Arieso and the Company. The Company expects to achieve further business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Pro forma net revenue	$406.0	$407.6	$1,259.3	$1,239.9
Pro forma loss from continuing operations, net of tax	31.1	17.6	46.8	33.0

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012, the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters, based in Seoul, South Korea. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the closing date. After the closing date, GenComm was integrated in the Company’s CommTest segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$5.9
Intangible assets acquired:
Developed technology	3.2
Customer relationships	0.2
Order backlog	0.2
Goodwill	5.7
Total purchase price	$15.2

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$1.9
Accounts receivable	2.3
Inventories	2.4
Property and equipment	2.9
Tax liabilities, net	(1.7)
Employee related liabilities	(1.5)
Other assets and liabilities, net	(0.4)
Net tangible assets acquired	$5.9

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of four years. Order backlog was fully amortized as of September 29, 2012.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 30,	Charged to Costs		March 30,
	2012	and Expenses	Deduction (1)	2013
Allowance for doubtful accounts	$2.2	$0.5	$(0.6)	$2.1
Allowance for sales returns	0.4	—	(0.3)	0.1
Total accounts receivable reserves	$2.6	$0.5	$(0.9)	$2.2

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	March 30,	June 30,
	2013	2012
Finished goods	$84.3	$89.5
Work in process	38.5	37.3
Raw materials	30.8	47.7
Inventories, net	$153.6	$174.5

Property, Plant and Equipment, Net

The components of Property, plant and equipment, net were as follows (in millions):

	March 30,	June 30,
	2013	2012
Land	$14.6	$14.1
Buildings and improvements	34.8	35.8
Machinery and equipment	449.3	421.3
Furniture, fixtures, software and office equipment	171.5	166.1
Leasehold improvements	93.7	95.3
Construction-in-progress	24.1	33.0
	788.0	765.6
Less: Accumulated depreciation	(538.9)	(512.7)
Property, plant and equipment, net	$249.1	$252.9

During the first quarter of fiscal 2013, the Company completed a capital investment project in machinery and equipment to increase anti-counterfeiting production capabilities in Beijing, China that was included in Construction-in-progress as of June 30, 2012. The Company began depreciating the asset over its useful life of 20 years during the first quarter of fiscal 2013.

At March 30, 2013 and June 30, 2012, property, plant and equipment, net included $22.2 million and $23.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. See “Note 16. Commitments and Contingencies” for more detail.

During the three months ended March 30, 2013 and March 31, 2012, the Company recorded $17.0 million and $17.6 million of depreciation expense, respectively. During the nine months ended March 30, 2013 and March 31, 2012, the Company recorded $50.8 million and $51.8 million of depreciation expense, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments and Other Current Assets

The components of Prepayments and other current assets were as follows (in millions):

	March 30,	June 30,
	2013	2012
Prepayments	$31.6	$30.9
Advances to contract manufacturers	18.4	18.4
Deferred income tax	2.5	2.3
Refundable income taxes	2.2	4.7
Other receivables	20.6	13.0
Assets held for sale	2.2	—
Other current assets	5.9	7.9
Prepayments and other current assets	$83.4	$77.2

As of March 30, 2013, land and buildings owned in Switzerland met the held for sale criteria in accordance with the authoritative guidance. Accordingly, the Company has classified the land and buildings as an asset held for sale which is recorded as a component of Prepayments and other current assets in the Consolidated Balance Sheet as of March 30, 2013.

Other Current Liabilities

The components of Other current liabilities were as follows (in millions):

	March 30,	June 30,
	2013	2012
Deferred compensation plan	$4.2	$4.6
Warranty accrual	6.8	8.1
VAT liabilities	5.7	2.7
Restructuring accrual	3.0	8.6
Deferred taxes	3.5	3.1
Other	9.0	10.8
Other current liabilities	$32.2	$37.9

Other Non-Current Liabilities

The components of Other non-current liabilities were as follows (in millions):

	March 30,	June 30,
	2013	2012
Pension accrual and post-employment benefits	$86.8	$85.2
Deferred taxes	11.4	4.7
Restructuring accrual	3.1	4.0
Financing obligation	34.6	35.4
Non-current income taxes payable	10.8	9.3
Asset retirement obligations	9.1	9.2
Long-term deferred revenue	25.0	16.1
Other	25.0	12.7
Other non-current liabilities	$205.8	$176.6

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At March 30, 2013, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$30.6	$—	$—	$30.6
U.S agencies	53.4	0.1	—	53.5
Municipal bonds and sovereign debt instruments	10.3	—	(0.1)	10.2
Asset-backed securities	39.0	—	(0.3)	38.7
Corporate securities	233.6	2.2	(0.5)	235.3
Total debt available-for-sale securities	$366.9	$2.3	$(0.9)	$368.3

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of March 30, 2013, of the total estimated fair value, $21.3 million was classified as cash equivalents, $346.2 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, at March 30, 2013, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.2 million, of which $0.8 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $3.1 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and nine months ended March 30, 2013, the Company recorded no other-than-temporary impairment charge. During the three and nine months ended March 31, 2012, the Company recorded other-than-temporary impairment charges of $0.3 million on an asset-backed security.

At March 30, 2013, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Municipal bonds and sovereign debt instruments	$0.1	$—	$0.1
Asset-backed securities	—	0.3	0.3
Corporate securities	0.3	0.2	0.5
Total gross unrealized losses	$0.4	$0.5	$0.9

At March 30, 2013, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$199.9	$201.5
Amounts maturing in 1 - 5 years	166.0	166.0
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$366.9	$368.3

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2012, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$52.0	$—	$—	$52.0
Agencies
U.S.	65.1	0.2	—	65.3
Foreign	3.3	—	—	3.3
Municipal bonds and sovereign debt instruments	11.4	—	—	11.4
Asset-backed securities	21.9	0.2	(0.4)	21.7
Corporate securities	183.6	1.3	(0.1)	184.8
Total debt available-for-sale securities	$337.3	$1.7	$(0.5)	$338.5

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of June 30, 2012, of the total estimated fair value, $21.3 million was classified as cash equivalents, $315.9 million was classified as short-term investments and $1.3 million was classified as other non-current assets.

In addition to the amounts presented above, at June 30, 2012, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.6 million, of which $0.9 million was invested in debt securities, $0.5 million was invested in money market instruments and funds and $3.2 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

At June 30, 2012, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.4	$0.5

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value at March 30, 2013 are summarized below (in millions):

		Fair value measurement as of March 30, 2013
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$30.6	$30.6	$—
U.S. agencies	53.5	—	53.5
Municipal bonds and sovereign debt instruments	10.2	—	10.2
Asset-backed securities	38.7	—	38.7
Corporate securities	235.3		235.3
Total debt available-for-sale securities	368.3	30.6	337.7
Money market funds	173.9	173.9	—
Trading securities	4.2	4.2	—
Total assets (1)	$546.4	$208.7	$337.7

(1)         $158.0 million in cash and cash equivalents, $350.4 million in short-term investments, $30.7 million in restricted cash, and $7.3 million in other non-current assets on the Company’s Consolidated Balance Sheet.

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

As of June 30, 2012 and during the three and nine months ended March 30, 2013, the Company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

short-term intercompany receivables and payables and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both March 30, 2013 and June 30, 2012 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communication Test	Optical Security and
	Test and Measurement	Performance Products (1)	Total
Balance as of June 30, 2012	$60.4	$8.3	$68.7
Goodwill from GenComm acquisition (2)	5.7	—	5.7
Goodwill from Arieso acquisition (2)	40.4	—	40.4
Balance as of March 30, 2013	$106.5	$8.3	$114.8

(1) During the first quarter of fiscal 2013, the reporting structure of the Advanced Optical Technologies reportable segment (“AOT”) was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group (“COPG”), Flex Products Group (“Flex”) and Authentication Solutions Group (“ASG”) (excluding the Hologram Business), were merged into the new Optical Security and Performance Products reportable segment (“OSP”), having one single reporting unit, replacing AOT. As the entire $8.3 million balance of AOT’s goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT’s goodwill to OSP. The Company closed the sale of the Hologram Business, a component of the ASG reporting unit, during the second quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale does not impact goodwill. Refer to “Note 17. Operating Segments” and “Note 18. Discontinued Operations” for further information.

(2) Refer to “Note 5. Mergers and Acquisitions” for further information.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2012, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 30, 2013 and March 31, 2012.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of March 30, 2013	Amount	Amortization	Net
Acquired developed technology	$573.3	$(449.3)	$124.0
Other	245.0	(201.0)	44.0
Total intangibles	$818.3	$(650.3)	$168.0

	Gross
	Carrying	Accumulated
As of June 30, 2012	Amount	Amortization	Net
Acquired developed technology	$534.8	$(398.6)	$136.2
Other	279.3	(236.7)	42.6
Total intangibles	$814.1	$(635.3)	$178.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended March 30, 2013, the Company recorded $20.1 million and $57.5 million, respectively, of amortization expense relating to acquired technology and other intangibles.

During the three months ended September 29, 2012, the Company approved a plan to exit the concentrated photovoltaic (“CPV”) product line within the Communications and Commercial Optical Products (“CCOP”) segment. As a result, during the period, the Company incurred a $2.6 million charge for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations. Refer to “Note 11. Restructuring and Related Charges” for more details.

During the three months ended March 30, 2013, the Company approved a strategic plan to exit the low-speed wireline product line within the CommTest segment. As a result, during the period, the Company incurred a $2.2 million charge for accelerated amortization of related intangibles, of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and in Amortization of other intangibles in the Consolidated Statement of Operations, respectively.

During the three and nine months ended March 31, 2012, the Company recorded $19.8 million and $60.0 million, respectively, of amortization expense relating to acquired technology and other intangibles.

Based on the carrying amount of acquired technology and other intangibles as of March 30, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2013	$18.4
2014	50.5
2015	43.1
2016	22.3
2017	19.0
Thereafter	14.7
Total amortization	$168.0

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

The Company had short-term debt of $159.6 million and $292.8 million as of March 30, 2013 and June 30, 2012, respectively. The Company was in compliance with all debt covenants as of March 30, 2013.

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

The holders of the notes may require the Company to purchase all or a portion of the notes on each of May 15, 2013, May 15, 2016 and May 15, 2021 at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date (“Recurring Put Right”). In addition, upon certain fundamental changes, holders may require the Company to purchase for cash the notes at a price equal to 100% of the principal amount of the notes to be purchased plus any accrued and unpaid interest to, but excluding, the purchase date. The Company may not redeem the notes before May 20, 2013. On or after that date, the Company may redeem all or part of the notes for cash at 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

Upon adoption of authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU is based on the historical average “yield to worst” rate

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount is being accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense. As of March 30, 2013, the expected remaining term of the 1% Senior Convertible Notes is less than one year and accordingly is classified as short-term debt.

The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost is being amortized to interest expense using the effective interest method from issuance date through May 15, 2013.

During the three and nine months ended March 30, 2013, the Company repurchased $50.0 million and $150.0 million aggregate principal amount of the notes in each respective period for $50.0 million and $149.7 million in cash, respectively. In connection with these repurchases, the Company recognized losses of $0.7 million and $4.1 million in accordance with the authoritative guidance in Interest and other income (expense), net in each respective period. After giving effect to the repurchases, the total carrying amount of 1% Senior Convertible Notes outstanding as of March 30, 2013 was $159.6 million.

As of March 30, 2013, the unamortized portion of the debt issuance cost related to the notes was $0.1 million and was included in Other current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

	March 30,	June 30,
	2013	2012
Carrying amount of equity component	$156.3	$158.3
Principal amount of 1% Senior Convertible Notes	$161.0	$311.0
Unamortized discount of liability component	(1.4)	(18.2)
Carrying amount of liability component	$159.6	$292.8

Based on quoted market prices, as of March 30, 2013 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was approximately $161.0 million and $307.3 million, respectively. Changes in fair market value reflect the change in the market price of the notes. The 1% Senior Convertible Notes are classified within Level 2 as they are not actively traded in markets. The bond parity derivatives related to the convertible notes are classified within Level 1 since the quoted market price for identical instruments are available in active markets. The fair value of the bond parity derivatives is approximately zero as of March 30, 2013 and June 30, 2012.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Effective interest rate	8.1%	8.1%	8.1%	8.1%
Interest expense-contractual interest	$0.4	$0.8	$1.6	$2.4
Accretion of debt discount	2.8	5.1	10.6	15.0

The increase of the debt related to the interest accretion is treated as a non-cash transaction and the repayment of the carrying amount of the debt is classified as financing activity.

Revolving Credit Facility

On January 20, 2012, the Company entered into an agreement (the “Credit Agreement”) for a five-year, $250.0 million revolving credit facility that matures in January 2017. The Company may elect to increase the principal amount available under the Credit Agreement by up to an additional $100 million which amount may be allocated as either an increase to the revolving loan commitments or as an add-on term loan, in each case subject to the conditions provided in the Credit Agreement. None of the lenders are currently obligated to provide such additional commitments or term loans. Borrowings under the credit facility bear an annual interest rate, at the Company’s option, equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin for base rate loans, which ranges between 0.75% and 2.00%, based on the Company’s leverage ratio or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for Eurocurrency loans, which ranges between

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.75% and 3.00%, based on the Company’s leverage ratio.  The Company is required to pay a commitment fee on the unutilized portion of the facility of between 0.25% and 0.50%, based on the Company’s leverage ratio.

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

The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of March 30, 2013, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.4 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

During the nine months ended March 30, 2013, there was no drawdown under the facility and the outstanding balance at quarter end was zero.

Outstanding Letters of Credit

As of March 30, 2013, the Company had 16 standby letters of credit totaling $33.9 million.

Note 11. Restructuring and Related Charges

The Company continues to seek to reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align its businesses with market conditions. As of March 30, 2013, the Company’s total restructuring accrual was $6.1 million.  During the three and nine months ended March 30, 2013, the Company incurred restructuring expenses of $0.4 million and $6.1 million, respectively. During the three and nine months ended March 31, 2012, the Company incurred restructuring expenses of $2.0 million and $7.5 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the nine months ended March 30, 2013 were as follows (in millions):

		Nine				Three
		Months				Months
		Ended		Non-cash		Ended
	Balance	March 30,		Settlements	Balance	March 30,
	June 30,	2013	Cash	and Other	March 30,	2013
	2012	Charges	Settlements	Adjustments	2013	Charges
Fiscal 2013 Plans
CCOP Outsourcing Plan (Workforce reduction)	$—	$0.9	$(0.2)	$—	$0.7	$0.9
CommTest Wireless Business Restructuring Plan (Workforce reduction)	—	1.8	(1.7)	—	0.1	—
CCOP CPV Plan (Workforce reduction)	—	0.5	(0.4)	—	0.1	(0.1)
Fiscal 2012 Plans
CommTest Operation and Repair Outsourcing Restructuring Plan:
Workforce reduction	$3.9	$1.3	$(4.6)	$—	$0.6	$(0.2)
Facilities and equipment	—	0.8	(0.8)	—	—	0.1
Lease costs	—	0.5	(0.4)	0.4	0.5	—
Total CommTest Operation and Repair Outsourcing Restructuring Plan	$3.9	$2.6	$(5.8)	$0.4	$1.1	$(0.1)
OSP Business Consolidation Plan (Workforce reduction)	0.8	—	(0.8)	—	—	—
CommTest Manufacturing Support Consolidation Plan (Workforce reduction)	2.5	0.2	(2.3)	—	0.4	(0.3)
CommTest Germantown Restructuring Plan (Lease costs)	0.5	—	—	—	0.5	—
Other plans	0.2	—	(0.2)	—	—	—
Fiscal 2011 Plans
CommTest Market Rebalancing Restructuring Plan:
Workforce reduction	$0.1	$—	$(0.1)	$—	$—	$—
Lease costs	1.0	—	(0.3)	—	0.7	—
Total CommTest Market Rebalancing Restructuring Plan	$1.1	$—	$(0.4)	$—	$0.7	$—
Plans Prior to Fiscal 2011	$3.6	$0.1	$(1.3)	$0.1	$2.5	$—
Total	$12.6	$6.1	$(13.1)	$0.5	$6.1	$0.4

Ottawa Lease Exit Costs	$4.6	$0.3	$(0.9)	$—	$4.0	$0.1

As of March 30, 2013 and June 30, 2012, the Company included the long-term portion of the restructuring liability of $3.1 million and $4.0 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility, that were included in Selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income, is $4.0 million and $4.6 million as of March 30, 2013 and June 30, 2012 respectively. The Company included the long-term portion of the contract obligations of $3.0 million and $3.7 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2013 Plans

CCOP Outsourcing Plan

During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with its continuous efforts for supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for 46 employees primarily in manufacturing, research and

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

development and selling, general and administrative functions. As of March 30, 2013, 4 employees have been terminated. The employees being affected are located in the United States. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

CommTest Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, Management approved a plan to align the Company’s investment strategy in the CommTest segment with customer spending priorities in high growth product lines such as wireless network assurance and eliminate positions in research and development, sales and operations organization that supported low growth product lines. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 42 employees primarily in research and development and selling, general and administrative functions located in North America and Asia. As of March 30, 2013, 40 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

CCOP CPV Plan

During the first quarter of fiscal 2013, Management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth. As a result of this plan 10 employees primarily in manufacturing, research and development and selling, general and administrative functions located in North America, Europe, and Asia were affected. During the three months ended March 30, 2013, the Company reduced the accrual by $0.1 million for severance and employee benefits due to decreased obligation of remaining payments. As of March 30, 2013, 9 employees have been terminated and payments relating to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2013.

Fiscal 2012 Plans

CommTest Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management (“CEM”) business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 128 employees in manufacturing, research and development and selling, general and administrative functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. The fair value of the remaining contractual obligations, net of sublease income as of March 30, 2013, was $0.5 million. The employees being affected are located in America, Europe and Asia. As of March 30, 2013, 117 of these employees have been terminated. During the three months ended March 30, 2013, the Company reduced the accrual by $0.2 million for severance and employee benefits due to decreased obligation of remaining payments. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2014.

OSP Business Consolidation Plan

During the fourth quarter of fiscal 2012, Management approved a plan to consolidate and re-align the various business units primarily within its OSP segment to improve synergies. As a result of this plan 15 employees in manufacturing, research and development and selling, general and administrative functions located in the United States and Europe were impacted. As of March 30, 2013, all 15 of these employees have been terminated and fully paid.

CommTest Manufacturing Support Consolidation Plan

During the third quarter of fiscal 2012, Management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 77 employees in manufacturing and selling, general and administrative functions. The employees being affected are located in North America, Europe and Asia. As of March 30, 2013, 62 employees have been terminated. During the three months ended March 30, 2013, the Company reduced the accrual by $0.3 million for severance and employee benefits due to decreased obligation of remaining payments. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2014.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

CommTest Germantown Restructuring Plan

During the second quarter of fiscal 2012, Management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of March 30, 2013 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

Other plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Fiscal 2011 Plans

CommTest Market Rebalancing Restructuring Plan

During the third quarter of fiscal 2011, Management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. As of June 30, 2012, all employees had been terminated. The fair value of the remaining contractual obligations with respect to the facilities exited, net of sublease income as of March 30, 2013 was $0.7 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

Plans Prior to Fiscal 2011

The restructuring accrual for plans that commenced prior to fiscal year 2011 was $2.5 million.  Of this amount, $1.7 million is related to severance and benefits accrual for the CommTest Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal year 2011.

Note 12. Income Tax

The Company recorded an income tax expense of $1.6 million and $9.1 million for the three and nine months ended March 30, 2013, respectively. The Company recorded an income tax expense of $3.1 million and $9.5 million for the three and nine months ended March 31, 2012, respectively.

The income tax expense recorded for the three and nine months ended March 30, 2013 and March 31, 2012, respectively, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations.

As of March 30, 2013 and June 30, 2012, the Company’s unrecognized tax benefits totaled $61.1 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.3 million accrued for the payment of interest and penalties at March 30, 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 30, 2013 and March 31, 2012 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Cost of sales	$2.4	$2.2	$6.7	$5.5
Research and development	3.7	3.1	10.0	8.8
Selling, general and administrative	9.2	8.0	24.8	22.8
	$15.3	$13.3	$41.5	$37.1

Approximately $2.3 million of stock-based compensation was capitalized in inventory at March 30, 2013.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. The Company granted no stock options in the first three quarters of fiscal 2013 or fiscal 2012.

As of March 30, 2013, $2.4 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.1 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees with an opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6-month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Merton valuation model.

As of March 30, 2013, $0.9 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2014.

Full Value Awards

“Full Value Awards” refer to RSUs and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based, time-based or a combination of both and expected to vest over one year to four years. The fair value of the time based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

For the nine months ended March 30, 2013 and March 31, 2012, the Company granted 6.0 million and 4.7 million RSUs, of which 0.7 million and 0.5 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSUs shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first nine months of fiscal 2013 and fiscal 2012 was estimated to be $10.7 million and $9.3 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 5.3 million and 4.2 million shares for the nine months ended March 30, 2013 and March 31, 2012 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of March 30, 2013, $80.8 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended
	March 30,	March 31,
	2013	2012

Volatility of common stock	57.5%	68.7%
Average volatility of peer companies	58.3%	68.4%
Average correlation coefficient of peer companies	0.3208	0.3383
Risk-free interest rate	0.4%	0.7%

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

On November 30, 2012, the Company terminated the defined benefit pension plan in South Korea and settled the vested benefit obligation of $1.3 million by subsequently funding a defined contribution retirement plan. The Company accounted for the termination of this pension plan as a combination of curtailment and settlement pursuant to the authoritative guidance, and recorded a gain of $0.2 million in its Consolidated Statements of Operations.

As of March 30, 2013, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 30, 2013, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Service cost	$0.1	$—	$0.3	$0.2
Interest cost	1.1	1.3	3.3	4.0
Expected return on plan assets	(0.3)	(0.3)	(0.9)	(1.0)
Recognized net actuarial (gains)/losses	—	(0.1)	—	(0.3)
Curtailment/Settlement (gains)/losses	—	—	(0.2)	—
Net periodic benefit cost	$0.9	$0.9	$2.5	$2.9

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $6.3 million related to its defined benefit pension plans during fiscal 2013 to make current benefit payments and fund future obligations. As of March 30, 2013, approximately $5.0 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2012.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Transactions and balances with the Company’s related parties were as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,		March 30,	June 30,
	2013	2012	2013	2012		2013	2012
Sales:					Receivables:
KLA-Tencor (1)	$—	$2.1	$—	$6.0	KLA-Tencor (1)	$—	$0.9

(1) There were no material transactions between the Company and KLA-Tencor during the period when KLA-Tencor was a related party of the Company in fiscal 2013.

Note 16. Commitments and Contingencies

Tax Matters

The Company had been subject to Texas franchise tax audits related to allocated taxable surplus capital for Texas report years 2002 through 2007. The range of the potential total tax liability related to these audits had been estimated to be from $0 million to $34.2 million, plus interest and penalties. During the three months ended March 30, 2013, the Company agreed to settle the audits for $0.1 million in total tax and interest.

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The arbitration award was confirmed by the California State Superior Court in October 2011. On March 5, 2012 the Pennsylvania District Court denied the Company’s request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. As of March 31, 2012, the Company had fully accrued for the amount based on final settlement agreement. The accrual for the three months and nine months ended March 31, 2012 is included as a component of Selling, general and administrative expense in the Company’s Consolidated Statements of Operations.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 30, 2013 and June 30, 2012.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012
Balance as of beginning of period	$6.8	$7.5	$8.1	$7.9
Provision for warranty	1.0	2.1	3.9	6.9
Utilization of reserve	(0.3)	(1.5)	(1.7)	(6.1)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.7)	(0.4)	(3.5)	(1.0)
Balance as of end of period	$6.8	$7.7	$6.8	$7.7

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

As of March 30, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities. As of June 30, 2012, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $4.9 million was included in Other non-current liabilities.

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

As of March 30, 2013, $1.0 million was included in Other current liabilities, and $27.7 million was included in Other non-current liabilities. As of June 30, 2012, $0.9 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Payment Plan Agreement for Software Licenses

During fiscal 2011 the Company capitalized approximately $7.1 million of cost incurred for the purchase of perpetual software licenses in accordance with the authoritative accounting guidance. The Company entered into a four-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support. Under this PPA, payments are made annually starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the remaining interest portion is accounted for as an operating activity in the statement of cash flows.

During the three and nine months ended March 30, 2013, the Company recorded amortization expense of $0.4 million and $1.1 million in each period, respectively. During the three and nine months ended March 31, 2012, the Company recorded amortization expense of $0.4 million and $1.1 million in each period, respectively.

Future Minimum Financing Payments — Eningen, Santa Rosa and Payment Plan Agreement for Software Licenses

As of March 30, 2013, future minimum financing payments of the perpetual software licenses and financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2013	$2.8
2014	5.6
2015	3.7
2016	3.4
2017	3.5
Thereafter	37.2
Total	$56.2

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 17. Operating Segments

The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Thomas H. Waechter, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.

The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers (“NEMs”), and enterprises. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

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

The Company’s reportable segments are:

(i) Communications Test and Measurement Business Segment:

CommTest supplies instruments, software and services to enable the design, deployment and maintenance of communication equipment and networks as well as to ensure the quality of services delivered to the end customer. These solutions speed time-to-revenue by accelerating the deployment of new products and services, lower operating expenses and improve network performance and reliability. Included in the product portfolio are test tools, platforms, software, and services for wireless and fixed networks.

(ii) Communications and Commercial Optical Products Business Segment:

CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, ROADMs, optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters and circulators.

CCOP also provides a broad laser portfolio that addresses the needs of OEM clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

(iii) Optical Security and Performance Products Business Segment:

OSP provides innovative optical security solutions, with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D and gesture recognition applications.

The accounting policies of the reportable segments are the same as those described in the Company’s Current Report on Form 8-K dated December 14, 2012. The Company evaluates segment performance based on operating income (loss), excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, non-operating income and expenses, or other non-recurring charges to its segments as highlighted in the table below.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30,	March 31,	March 30,	March 31,
	2013	2012	2013	2012

Net revenue:
Communications Test and Measurement	$174.2	$177.8	$539.1	$559.2
Communications and Commercial Optical Products	179.2	173.1	559.9	516.6
Optical Security and Performance Products	51.9	52.4	156.6	153.2
Deferred revenue related to purchase accounting adjustment	—	—	—	(0.6)
Net revenue	$405.3	$403.3	$1,255.6	$1,228.4

Operating income (loss):
Communications Test and Measurement	$13.0	$20.1	$65.1	$72.2
Communications and Commercial Optical Products	19.2	14.1	64.2	56.3
Optical Security and Performance Products	18.6	18.5	56.0	53.0
Corporate	(23.2)	(23.5)	(70.0)	(65.9)
Total segment operating income	27.6	29.2	115.3	115.6
Unallocated amounts:
Stock-based compensation	(15.3)	(13.3)	(41.5)	(37.1)
Acquisition-related charges and amortization of intangibles	(20.1)	(19.8)	(58.8)	(60.6)
Loss on disposal of long-lived assets	(0.2)	(0.2)	(1.6)	(0.9)
Restructuring and related charges	(0.4)	(2.0)	(6.1)	(7.5)
Other non-recurring charges (1)	(12.9)	(0.3)	(13.6)	(9.6)
Interest and other income	(0.9)	0.2	(3.7)	2.2
Interest expense	(4.2)	(6.9)	(15.4)	(20.1)
Loss from continuing operations before income taxes	$(26.4)	$(13.1)	$(25.4)	$(18.0)

(1) During the three months ended March 30, 2013, the Company incurred $11.3 million of inventory related charges, included in Cost of sales, primarily related to a write-off of inventory no longer being sold due to a strategic plan to exit the low-speed wireline product line approved in the third quarter of fiscal 2013.

Note 18. Discontinued Operations

During the second quarter of fiscal 2013, the Company closed the sale of the Hologram Business, previously within the AOT reportable segment, to OpSec Security Inc. and received gross proceeds of $11.5 million in cash.

In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Hologram Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

Net revenue of the Hologram Business for the nine months ended March 30, 2013 was $5.2 million. Net revenue of the Hologram Business for the three and nine months ended March 31, 2012 was $5.9 million and $14.4 million, respectively. Net loss for the nine months ended months ended March 30, 2013 was $1.0 million. Net loss for the three and nine months ended March 31, 2012 was $1.2 million and $5.9 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

During the nine months ended March 30, 2013, the Company recorded a gain of $0.6 million as a component of Loss from discontinued operations, net of tax on the Consolidated Statement of Operations in connection with the sale of the Hologram Business, calculated as follows (in millions):

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

Note 19. Rescission Offer

During the first quarter of fiscal 2013, the Company discovered it inadvertently failed to register the offer and issuance of shares under its ESPP with the SEC for the last three years. As a result, during the third quarter of fiscal 2013, the Company made a rescission offer to certain purchasers of securities under the ESPP to rescind their purchases for an amount equal to the purchase price paid for the securities plus interest from the date of purchase limited to the unregistered shares purchased on January 31, 2012 and July 31, 2012. The rescission offer expired before the end of the quarter. The payments to eligible plan participants as a result of the rescission offer were immaterial. These shares have been and continue to be treated as issued and outstanding for financial reporting purposes.

Note 20. Subsequent Events

Tender Offer to Repurchase Outstanding 1% Senior Convertible Notes

On April 18, 2013, the Company filed a tender offer pursuant to the Recurring Put Right of its 1% Senior Convertible Notes to repurchase the outstanding $161.0 million aggregate principal amount of the notes in cash, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest through May 14, 2013. The tender offer will expire on May 15, 2013.

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

To serve its markets, JDSU operates the following business segments:

•      Communications Test and Measurement (“CommTest”)

•      Communications and Commercial Optical Products (“CCOP”)

•      Optical Security and Performance Products (“OSP”)

Communications Test and Measurement

CommTest provides an integrated portfolio of advanced field test and lab instruments, customer experience management (“CEM”) tools and service-assurance solutions supported by monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications.

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

CommTest solutions address lab and production environments, field deployment and service assurance for Ethernet and IP services over wireless and fixed communications networks. CommTest also provides protocol test solutions for the development and field deployment of storage and storage-network technologies. CommTest’s test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (“NEMs”), operators and services providers worldwide. CommTest is leveraging this installed base and knowledge of network management methods and procedures to develop advanced CEM and service-assurance solutions. Our CEM products let carriers remotely monitor performance and quality of service throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks. Service-assurance solutions address the entire scope of network monitoring from xDSL and Ethernet to mobile wireless, providing end-to-end visibility into customers’ quality of experience through continuous monitoring and correlation of service and network performance.

CommTest customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Telefónica, Telmex, TimeWarner Cable and Verizon. CommTest customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

During the third quarter of fiscal 2013, we acquired Arieso, a leading provider of location-aware software solutions that allow mobile network operators improve the subscriber experience. Also, during the third quarter of fiscal 2013, Management approved a strategic plan to exit the low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory related charges primarily related to the write-off of inventory no longer being sold due to the low-speed wireline product line exit included in Cost of sales in the Consolidated Statement of Operations.

Communications and Commercial Optical Products

CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components.

Serving telecommunications and enterprise data communications markets, CCOP products include components, modules, subsystems, and solutions for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks, as well as storage access networks (“SANs”), local area networks (“LANs”) and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains market-leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFPs. CCOP’s growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state (“DPSS”), and gas—that offer low- to high-power output with ultraviolet (“UV”), visible and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates.

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

During the first quarter of fiscal 2013, Management approved a plan to exit the concentrated photovoltaic (“CPV”) product line. As a result the Company incurred a $2.6 million charge during the period for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

Optical Security and Performance Products

OSP designs, manufactures, and sells products targeting anti-counterfeiting, consumer electronics, government, healthcare, and other markets.

OSP’s security offerings for the currency market include Optically Variable Pigment (“OVP®”), Optically Variable Magnetic Pigment (“OVMP®”) and banknote thread substrates. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on currency and other high-value documents and products. OVP® protects the currencies of more than 100 countries today. OSP also develops and delivers overt and covert anti-counterfeiting products targeting the pharmaceuticals and consumer-electronics markets.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 30,	March 31,		Percentage	March 30,	March 31,		Percentage
	2013	2012	Change	Change	2013	2012	Change	Change
Segment net revenue:
CommTest	$174.2	$177.8	$(3.6)		$539.1	$558.6	$(19.5)
CCOP	179.2	173.1	6.1		559.9	516.6	43.3
OSP	51.9	52.4	(0.5)		156.6	153.2	3.4
Net revenue	$405.3	$403.3	$2.0	0.5%	$1,255.6	$1,228.4	$27.2	2.2%

Gross profit	$155.3	$167.8	$(12.5)	(7.4)%	$516.9	$523.9	$(7.0)	(1.3)%
Gross margins	38.3%	41.6%			41.2%	42.6%

Research and development	65.8	62.0	3.8	6.1%	190.9	180.2	10.7	5.9%
Percentage of net revenue	16.2%	15.4%			15.2%	14.7%

Selling, general and administrative	107.3	104.5	2.8	2.7%	317.4	320.1	(2.7)	(0.8)%
Percentage of net revenue	26.5%	25.9%			25.3%	26.1%

Amortization of acquired technologies	17.0	14.1	2.9	20.6%	48.7	43.8	4.9	11.2%
Percentage of net revenue	4.2%	3.5%			3.9%	3.6%

Amortization of other intangibles	3.1	5.7	(2.6)	(45.6)%	8.8	16.2	(7.4)	(45.7)%
Percentage of net revenue	0.8%	1.4%			0.7%	1.3%

Restructuring and related charges	0.4	2.0	(1.6)	(80.0)%	6.1	7.5	(1.4)	(18.7)%
Percentage of net revenue	0.1%	0.5%			0.5%	0.6%

Loss from discontinued operations, net of tax	—	(1.2)	1.2	(100.0)%	(1.0)	(5.9)	4.9	(83.1)%
Percentage of net revenue	—%	0.3%			0.1%	0.5%

Net Revenue

Net revenue increased by $2.0 million, or 0.5%, during the three months ended March 30, 2013 compared to the same period a year ago. This increase was primarily due to an increase in volume and demand in our CCOP segment in the current period, partially offset by a decline in net revenue in our CommTest and OSP segments, as described below.

CommTest net revenue decreased by $3.6 million, or 2.0%, during the three months ended March 30, 2013, compared to the same period a year ago. This decrease was driven by $12.3 million of net revenue decreases primarily from our Broadband and Networking and Media Access and Content product lines. These decreases were primarily due to (i) the wind-down of legacy wireline products, (ii) declines in average selling prices (“ASP”) as a result of increased competition within the Media Access Content product line and (iii) procurement delays at a key customer. This was partially offset by $8.7 million of net revenue increases primarily from our Mobility product line driven by new products from the acquisitions of Dyaptive and GenComm.

CCOP net revenue increased by $6.1 million, or 3.5%, during the three months ended March 30, 2013, compared to the same period a year ago. This increase was driven by $22.2 million of net revenue increases primarily from our Pluggables, Solid State Lasers and Modulators product lines. These increases were primarily due to higher demand in the current period for new products that were released in the prior fiscal year and new customers in the current period. This was partially offset by $16.1 million of net revenue decreases primarily from our Fiber Lasers, Tunables and Amplifiers product lines. These decreases were primarily due to lower demand from key customers for these product lines and the timing of customer transition to newer products within our Fiber Lasers product line.

OSP net revenue decreased by $0.5 million, or 1.0%, during the three months ended March 30, 2013, compared to the same period a year ago. This decrease was driven by $3.3 million of net revenue decreases from our Consumer and Industrial product line primarily due to lower demand for display products, lower cyclical sales in window film products and reductions in 3D products in the current period. This was partially offset by $2.8 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by higher demand for currency products.

Net revenue increased by $27.2 million, or 2.2%, during the nine months ended March 30, 2013 compared to the same period a year ago. This increase was primarily due to (i) an incremental increase in volume and demand in our CCOP segment in the current period, and (ii) the fact that the prior period reflected a reduction in CCOP net revenue of approximately $15 million due to the regional flooding in Thailand which temporarily suspended operations at one of our primary contract manufacturers, Fabrinet. This was partially offset by a decline in CommTest net revenue, as described below.

CommTest net revenue decreased by $19.5 million, or 3.5%, during the nine months ended March 30, 2013, compared to the same period a year ago. This decrease was driven by $44.9 million of net revenue decreases primarily from our Media Access and Content and Services product lines. These decreases were primarily due to the wind-down of legacy wireline products and procurement delays at a key customer. This was partially offset by $25.4 million of net revenue increases primarily from our Mobility product line driven by by new products from the acquisitions of Dyaptive and GenComm.

CCOP net revenue increased $43.3 million, or 8.4%, during the nine months ended March 30, 2013, compared to the same period a year ago. This increase was driven by $68.1 million of net revenue increases primarily from our Pluggables, Modulators, Tunables and Solid State Lasers product lines. These increases were primarily due to (i) higher demand in the current period for new products that were released in the prior fiscal year, (ii) new customers in the current period and (iii) the recovery from the adverse impact of the regional flooding in Thailand in the prior period as described above. This was partially offset by $24.8 million of net revenue decreases primarily from our ROADMs, Gas Lasers and Amplifiers product lines driven by lower demand from key customers.

OSP net revenue increased by $3.4 million, or 2.2%, during the nine months ended March 30, 2013, compared to the same period a year ago. This increase was driven by $11.5 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by higher demand for currency products. This was partially offset by $8.1 million of net revenue decreases from our Consumer and Industrial product line driven by lower demand for commercial infrared products, lower cyclical sales in 3D and window film products and lower demand for gesture products in the current period.

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

We operate primarily in three geographic regions: Americas, EMEA and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended				Nine Months Ended
	March 30,		March 31,		March 30,		March 31,
	2013		2012		2013		2012
Net revenue:
Americas	$194.1	47.9%	$187.1	46.4%	$618.0	49.2%	$601.1	48.9%
EMEA	95.1	23.5	101.1	25.1	294.4	23.5	302.0	24.6
Asia-Pacific	116.1	28.6	115.1	28.5	343.2	27.3	325.3	26.5
Total net revenue	$405.3	100.0%	$403.3	100.0%	$1,255.6	100.0%	$1,228.4	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended March 30, 2013 and March 31, 2012 included net revenue from the United States of $144.1 million and $148.9 million, respectively. Net revenue from customers in the Americas during the nine months ended March 30, 2013 and March 31, 2012 included net revenue from the United States of $469.0 million and $477.7 million, respectively.

Net revenue from customers outside the Americas during the three months ended March 30, 2013 and March 31, 2012 represented 52.1% and 53.6% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended March 30, 2013 and March 31, 2012, represented 50.8% and 51.1% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin during the three months ended March 30, 2013, decreased 3.3 percentage points to 38.3% from 41.6% compared to the same period a year ago. The decrease in gross margin was primarily due to inventory charges and accelerated amortization of acquired developed technology related to the strategic exit of the low-speed wireline product line and declines in ASP as a result of increased competition within the Media Access Content product line of CommTest. This was partially offset by an improvement in CCOP gross margin primarily due to higher revenue with a more favorable product mix and an improvement in yield in the current period.

Gross margin during the nine months ended March 30, 2013, decreased 1.4 percentage points to 41.2% from 42.6% compared to the same period a year ago. The decrease in gross margin was primarily due to (i) charges related to the strategic exit from the low-speed wireline product line in the current period as referenced above, (ii) CCOP net revenue, which yields lower gross margin generally than our other two segments, representing a higher percentage of consolidated net revenue in the current period compared to the same period a year ago, and (iii) an increase in amortization expense of acquired developed technology primarily due to recent acquisitions. This was partially offset by improvements in CommTest gross margin in the current period primarily due to (i) savings obtained through targeted restructuring activities to consolidate and rationalize business functions, (ii) savings associated with the recent outsourcing of our repair operations and ongoing efforts to outsource manufacturing and reduce the number of contract manufacturing partners, and (iii) a more favorable product mix as net revenue generated from higher margin products, particularly from our Mobility product line, increased compared to the same period a year ago.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. We expect these factors to continue to result in variability of our gross margin.

Research and Development (“R&D”)

R&D expense increased $3.8 million, or 6.1%, during the three months ended March 30, 2013 compared to the same period a year ago. This increase was primarily driven by a $5.3 million increase in labor and benefits expense primarily due to higher headcount associated with our continued investment in product development and a $0.6 million increase in stock-based compensation in the current period. This was partially offset by a $1.8 million decrease in supplies expenses primarily due to a reduction in materials usage by CCOP in the current period.

R&D expense increased $10.7 million, or 5.9%, during the nine months ended March 30, 2013 compared to the same period a year ago. This increase was driven by a $9.2 million increase in labor and benefits expense primarily due to higher headcount as referenced above and higher variable incentive compensation and a $1.2 million increase in stock-based compensation in the current period. This was partially offset by a $1.4 million decrease in facilities expense primarily due to the exit from certain sites in connection with restructuring activities in our CommTest segment in the current period.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased $2.8 million, or 2.7%, during the three months ended March 30, 2013 compared to the same period a year ago. This increase was primarily driven by (i) a $3.3 million increase in labor and benefits expense primarily due to higher headcount coupled with higher internal commissions and variable incentive compensation, (ii) $1.6 million of transaction costs related to the acquisition of Arieso and (iii) a $1.2 million increase in stock-based compensation in the current period. This was partially offset by a $2.6 million decrease in various other expenses such as facilities and bad debt expense in the current period.

SG&A expense decreased $2.7 million, or 0.8%, during the nine months ended March 30, 2013 compared to the same period a year ago. This decrease was primarily driven by (i) the absence in the current period of a $7.9 million legal expense in the prior period associated with a litigation settlement, (ii) a $4.1 million decrease in various other expenses such as external legal expense and external commissions in the current period and (iii) a $2.0 million decrease in facilities expense in the current period. This was partially offset by (i) a $7.6 million increase in labor and benefits expense primarily due to higher headcount coupled with higher internal commissions and variable incentive compensation, (ii) a $2.0 million increase in stock-based compensation and (iii) $1.6 million of transaction costs related to the acquisition of Arieso in the current period.

We intend to continue to focus on reducing our SG&A expense as a percentage of revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges

We continue to seek to reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to the market conditions. We estimate annualized cost savings of approximately $26.5 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. See “Note 11. Restructuring and Related Charges” for more detail.

During the three and nine months ended March 30, 2013, we incurred restructuring and related charges of $0.4 million and $6.1 million, respectively. During the three and nine months ended March 31, 2012, we incurred restructuring and related charges of $2.0 million and $7.5 million, respectively.

During the third quarter of fiscal 2013, we incurred restructuring and related charges of $0.4 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  Management approved the CCOP Outsourcing Plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with our continuous efforts to improve supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for 46 employees primarily in manufacturing, research and development and selling, general and administrative functions. As of March 30, 2013, 4 employees have been terminated. The employees being affected are located in the United States. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015; and

•                  This change was offset by a benefit of $0.5 million for severance and benefits, primarily related to the CommTest Operation and Repair Outsourcing Restructuring Plan announced in the fourth quarter of fiscal 2012, CommTest Manufacturing Support Consolidation Plan announced in the third quarter of fiscal 2012.

During the third quarter of fiscal 2012, we incurred restructuring and related charges of $2.0 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  Management approved the CommTest Manufacturing Support Consolidation plan for the CommTest Segment that resulted in a charge of $2.7 million towards severance and employee benefits, offset by a benefit of $0.7 million to adjust the accrual for previously restructured lease related obligations and a benefit of $0.2 million for severance and employee benefits due to decreased obligation of remaining payments. This plan continues Management’s efforts to consolidate our manufacturing support operations, by reducing the number of contract manufacturer locations worldwide and moving them to lower cost regions such as Mexico and China. This action affected 77 employees in manufacturing, research and development and selling, general and administrative functions.  Payments related to severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2014.

During the nine months ended March 30, 2013, we recorded $6.1 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $3.2 million for severance and benefits related to the CCOP Outsourcing Plan announced in the current quarter, the CommTest Wireless Business Plan announced in the second quarter of fiscal 2013, and the CCOP CPV plan announced during the first quarter of fiscal 2013 and $1.6 million of additional severance and employee benefits arising primarily to adjust the accrual for the CommTest Operation and Repair Outsourcing Restructuring and the CommTest Manufacturing Support Consolidation plans announced in the fourth and third quarters of fiscal 2012, respectively;

•                  $0.8 million for transfer costs and lease construction costs in CommTest which were the result of the repair outsourcing initiative announced by Management during the fourth quarter of fiscal 2012; and

•                  $0.5 million for the exit of two leased sites in CommTest for the plan announced during the fourth quarter of fiscal 2012.

During the nine months ended March 31, 2012, we recorded $7.5 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $5.1 million for severance and benefits, net of adjustments, primarily related to the CommTest Manufacturing Support Consolidation Plan announced in the current quarter, the CommTest Solutions Business Restructuring Plan announced in the second quarter of fiscal 2012, the CCOP segment restructuring plan announced in the first quarter of fiscal 2012, and the continued implementation of the CommTest Germany Restructuring Plan;

•                  $1.5 million for manufacturing transfer costs in the CommTest and the previous AOT segment which were the result of the transfer of certain production processes into existing sites in the United States, or to contract manufacturers; and

•                  $0.9 million for lease exit costs consisting of a $1.7 million charge from exiting three of the facilities under the CommTest Market Rebalancing Plan announced in the third quarter of fiscal 2011 and the facility under the CommTest Germantown Tower Plan announced in the second quarter of fiscal 2012, offset by a benefit of $0.8 million arising primarily to adjust the accrual for previously restructured lease related obligations.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $3.6 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

Interest and other income (expense), net decreased by $1.1 million during the three months ended March 30, 2013 compared to the same period a year ago, primarily due to foreign exchange loss and loss realized, in accordance with the authoritative guidance, in connection with repurchase of $50.0 million aggregate principal amount of our 1% Senior Convertible Notes at par in the current period.

Interest and other income (expense), net decreased by $5.9 million during the nine months ended March 30, 2013, compared to the same period a year ago, primarily due to loss realized, in accordance with the authoritative guidance, in connection with repurchase of $150.0 million aggregate principal amount of our 1% Senior Convertible Notes at prices at or below par in the current period.

Interest Expense

Interest expense decreased by $2.7 million during the three months ended March 30, 2013 compared to the same period a year ago. Interest expense decreased by $4.7 million during the nine months ended March 30, 2013, compared to the same period a year ago. The decreases in interest expense for both the three and nine month periods, were primarily due to repurchases of $164.0 million of the aggregate principal amount of our 1% Senior Convertible Notes subsequent to the three months ended March 31, 2012.

Provision for Income Tax

We recorded an income tax expense of $1.6 million and $9.1 million for the three and nine months ended March 30, 2013, respectively. We recorded an income tax expense of $3.1 million and $9.5 million for the three and nine months ended March 31, 2012, respectively.

The income tax expense recorded for the three and nine months ended March 30, 2013 and March 31, 2012, respectively, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations.

The income tax expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations.

As of March 30, 2013 and June 30, 2012, our unrecognized tax benefits totaled $61.1 million and $61.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.3 million accrued for the payment of interest and penalties at March 30, 2013.

Discontinued Operations

During the second quarter of fiscal 2013, we completed the sale of the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. and received gross proceeds of $11.5 million in cash, subject to an earn-out clause. Based on an assessment to be performed following the one-year period subsequent to the closing date (the “earn-out period”), the buyer may be required to pay up to a maximum additional amount of $4.0 million contingent on the Hologram Business exceeding a pre-determined revenue target during the earn-out period. No amount related to the earn-out clause will be recognized unless it is realized or realizable, in accordance with authoritative guidance. If any amount related to the earn-out clause meets the recognition criteria it will be included as a component of discontinued operations in the Consolidated Statements of Operations. We recorded a gain of $0.6 million in connection with the sale during the nine months ended March 30, 2013.

Net revenue of the Hologram Business for the nine months ended March 30, 2013 was $5.2 million. Net revenue of the Hologram Business for the three and nine months ended March 31, 2012 was $5.9 million and $14.4 million, respectively. Net loss for the nine months ended March 30, 2013 was $1.0 million. Net loss for the three and nine months ended March 31, 2012 was $1.2 million and $5.9 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (in millions)

	Three Months Ended				Nine Months Ended
	March 30,	March 31,		Percentage	March 30,	March 31,		Percentage
	2013	2012	Change	Change	2013	2012	Change	Change
CommTest
Net revenue	$174.2	$177.8	$(3.6)	(2.0)%	$539.1	$558.6	$(19.5)	(3.5)%
Operating income	13.0	20.1	(7.1)	(35.3)%	65.1	72.2	(7.1)	(9.8)%
Operating margin	7.5%	11.3%			12.1%	12.9%

CCOP
Net revenue	179.2	173.1	6.1	3.5%	559.9	516.6	43.3	8.4%
Operating income	19.2	14.1	5.1	36.2%	64.2	56.3	7.9	14.0%
Operating margin	10.7%	8.1%			11.5%	10.9%

OSP
Net revenue	51.9	52.4	(0.5)	(1.0)%	156.6	153.2	3.4	2.2%
Operating income	18.6	18.5	0.1	0.5%	56.0	53.0	3.0	5.7%
Operating margin	35.8%	35.3%			35.8%	34.6%

CommTest

CommTest operating margin decreased 3.8 percentage points during the three months ended March 30, 2013 to 7.5% from 11.3% compared to the same period a year ago. The decrease was primarily driven by a decline in gross margin and a 2.0% decrease in net revenue in the current period as referenced above.

CommTest operating margin decreased 0.8 percentage points during the nine months ended March 30, 2013 to 12.1% from 12.9% compared to the same period a year ago. The decrease was primarily driven by a 3.5% decrease in net revenue as referenced above, partially offset by an improvement in gross margin primarily due to cost savings and a more favorable product mix as referenced above.

CCOP

CCOP operating margin increased 2.6 percentage points during the three months ended March 30, 2013 to 10.7% from 8.1% compared to the same period a year ago. The increase in operating margin was primarily driven by an improvement in gross margin due to a more favorable product mix and an improvement in yield in the current period. This was partially offset by an increase in R&D expense primarily due to higher headcount and a reduction in R&D expense offsets from joint product development projects in the current period.

CCOP operating margin increased 0.6 percentage points during the nine months ended March 30, 2013 to 11.5% from 10.9% compared to the same period a year ago. The increase in operating margin was primarily driven by an 8.4% increase in net revenue as referenced above and by an improvement in gross margin due to a more favorable product mix and an improvement in yield in the current period. This was partially offset by an increase in R&D and SG&A expense primarily due to higher headcount and variable incentive compensation in the current period.

OSP

OSP operating margin increased 0.5 percentage points during the three months ended March 30, 2013 to 35.8% from 35.3% compared to the same period a year ago. The increase in operating margin was primarily driven by an improvement in gross margin due to a more favorable product mix and lower inventory excess and obsolescence charges in the current period.

OSP operating margin increased 1.2 percentage points during the nine months ended March 30, 2013 to 35.8% from 34.6% compared to the same period a year ago. The increase in operating margin was primarily driven by a decrease in SG&A expense due to a one-time benefit from a litigation settlement related to an insurance claim and by a 2.2% increase in revenue as referenced above in the current period. This was partially offset by an increase in R&D expense in the current period.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% of the investment portfolio may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 30, 2013 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of March 30, 2013, approximately 80.1% of our cash and cash equivalents, short-term investments and restricted cash were held in the U.S.

As of March 30, 2013, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended March 30, 2013, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of March 30, 2013, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $638.8 million, a decrease of $113.9 million from June 30, 2012. Cash and cash equivalents decreased by $143.4 million in the nine months ended March 30, 2013, primarily due to $125.3 million used for financing activities, $83.2 million used for the acquisitions of business, $46.7 million used for the purchase of property, plant and equipment and net cash outflows of $32.9 million used for the purchase of available-for-sale investments, offset by cash generated by operating activities of $130.7 million and net proceeds from the sale of the Hologram Business of $11.2 million.

During the nine months ended March 30, 2013, cash provided by operating activities was $130.7 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $131.1 million and changes in operating assets and liabilities that used $0.4 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $24.3 million due to timing of bonus and salary payments and lower bonus accrual and a decrease in accrued expenses and other current and non-current liabilities of $15.1 million, offset by a decrease in inventory of $19.8 million and an decrease in accounts receivable of $17.2 million driven by our collection efforts.

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

During the nine months ended March 30, 2013, cash used for investing activities was $150.5 million, primarily related to cash used for the acquisitions of GenComm and Arieso of $83.2 million, cash used for the purchase of property, plant and equipment of $46.7 million and net cash outflows used for the purchase of available-for-sale investments of $32.9 million, offset by net proceeds from sale of the Hologram Business of $11.2 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the nine months ended March 30, 2013 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the nine months ended March 31, 2012, cash used for investing activities was $73.4 million, primarily related to cash used for the purchase of property, plant and equipment of $56.9 million, cash used for the acquisitions of QuantaSol and Dyaptive of $12.5 million, and net cash outflows used for the purchase of available-for-sale investments of $8.2 million, offset by proceeds from the sale of assets of $2.1 million primarily from the Eningen transaction. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities across all three segments, investments were made during the nine months ended March 31, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the nine months ended March 30, 2013, cash used for financing activities was $125.3 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $145.8 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $21.3 million.

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

We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $161.0 million outstanding under the 1% Senior Convertible Notes, which is expected to be paid no later than the end of the fourth quarter of fiscal 2013 based on the put and call provisions of the 1% Senior Convertible Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Contractual Obligations

During the third quarter of fiscal 2013, there were no material changes to the contractual obligations previously disclosed in our Current Report on Form 8-K for dated December 14, 2012, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany. On November 30, 2012, we terminated the defined benefit pension plan in South Korea. We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with an acquisition during fiscal 2010. The U.K. plan is partially funded; and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. At March 30, 2013, our pension plans were under funded by $89.9 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are professionally managed and we monitor the performance of our investment managers. As of March 30, 2013, the value of plan assets had increased approximately 14.8% since June 30, 2012, our most recent fiscal year end.

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

Forward contracts, most with a term of less than 120 days, were transacted near month end and therefore, the fair value of the contracts as of March 30, 2013 is approximately zero. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

The following table provides information about our foreign currency forward contracts outstanding as of March 30, 2013.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	37.2	$36.5
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	242.3	38.6
British Pound (contracts to sell GBP / buy USD)	GBP	6.6	10.0
Euro (contracts to buy EUR / sell USD)	EUR	29.3	37.7
Hong Kong Dollar (contracts to buy HKD / sell USD)	HKD	19.5	2.5
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	44.7	36.0
Mexican Peso (contracts to buy MXN / sell USD)	MXN	96.2	7.7
Australian Dollar (contracts to sell AUD / buy USD)	AUD	2.8	2.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	10.5	5.2
Japanese Yen (contracts to buy JPY / sell USD)	JPY	131.1	1.4
Indian Rupee (contracts to sell INR / buy USD)	INR	303.2	5.5

Total USD notional amount of outstanding foreign exchange contracts			$184.0

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at March 30, 2013.

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

Debt

The fair market value of the 1% Senior Convertible Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of the stock falls. Interest rate and market value changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of March 30, 2013 and June 30, 2012, the fair market value of the 1% Senior Convertible Notes was $161.0 million and $307.3 million, respectively. For additional information, see “Note 10. Debt and Letters of Credit.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the third quarter of fiscal 2013, the Company repurchased $50.0 million aggregate principal amount of its 1% Senior Convertible Notes for $50.0 million in cash.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Amendment to Employment Agreement for Thomas Waechter	8-K	10.1	3/22/13
10.2	2008 Change of Control Benefits Plan, as amended	8-K	10.2	3/22/13
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: May 8, 2013