Form 10-K
period 2013-06-29
JDS UNIPHASE CORP /CA/
filed 2013-08-23
CIK 912093

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2013
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of December 29, 2012 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3.1 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         As of July 27, 2013, the Registrant had 237,534,157 shares of common stock outstanding, including 3,395,717 exchangeable shares of JDS Uniphase Canada Ltd. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

         Documents Incorporated by Reference: Portions of the Registrant's Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 29, 2013 are incorporated by reference into Part III of this Report.

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

PART I

ITEM 1.    BUSINESS

General

Overview

        JDS Uniphase Corporation ("JDSU," also referred to as "the Company," "we," "our," and "us") is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs"), and enterprises. JDSU also is an established leader in providing anti-counterfeiting technologies for currencies and other high value documents and products. In addition, we leverage our core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including gesture—recognition solutions for consumer electronics.

        To serve our markets, JDSU operates the following business segments: Communications Test and Measurement ("CommTest"), which accounted for approximately 43.4% of net revenue in fiscal 2013; Communications and Commercial Optical Products ("CCOP"), which accounted for approximately 44.3% of net revenue in fiscal 2013; and Optical Security and Performance Products ("OSP"), which accounted for approximately 12.3% of net revenue in fiscal 2013.

Industry Trends

        The trends that drive the communications networking industry influence our CommTest and CCOP businesses. Mobility, the widespread adoption of connected smart mobile devices and demand for high-speed broadband access to support video and other high-bandwidth applications are straining networks and creating new challenges for JDSU's customers. The growing use of social networking and cloud computing also make network traffic more unpredictable, generating sudden spikes in volume, and making it increasingly more challenging to deliver a quality end-user experience. Meeting these challenges requires greater network agility and more cost-effective means to build, deploy and maintain profitable, high performance networks. JDSU's optical and network and service enablement solutions are well positioned to benefit from these requirements as well as the deployment of next generation network technologies such as 4G/Long Term Evolution ("LTE"), higher-capacity transport solutions to support video communications ("40G/100G") and FTTx.

        Trends related to the increasing threat of counterfeiting impact our OSP business. Counterfeiting for currency and other goods is on the rise, because penalties are relatively light and technological advances and cheaper distribution means have made counterfeiting easier than ever. JDSU enjoys long-standing relationships with government and leading commercial enterprises built on decades of anti-counterfeiting expertise leveraging our optically variable pigment technologies to protect the integrity of currency and other high value products and documents. We also provide critical optical solutions for government, healthcare and consumer markets.

        In addition to network and anti-counterfeiting solutions, JDSU extends its technology expertise to solve complex problems and deliver unique solutions in other industries. For example, our high-precision lasers are used for a wide range of manufacturing applications, addressing the need for lower power consumption, reduced manufacturing footprint, increased productivity, and more cost-effective processes. In addition, JDSU's laser diodes and optical coatings are used for emerging gesture-recognition applications. Gesture recognition is an emerging market that allows a person to control technology with natural body gestures instead of using a remote, mouse or other device. Gesture-recognition systems simplify the way that people interact with technology, and are first being used in applications for gaming platforms.

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

Additional Information

        JDSU was incorporated in California in 1979 and reincorporated in Delaware in 1993. JDSU is the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999, and the acquisition of Acterna, Inc. in 2005. Our strategy is to operate as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, and anti-counterfeiting solutions.

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

  •
  Maintain and improve our financial flexibility

  We continue to take actions to maintain and improve our financial flexibility in order to support our global business operations and to enable additional investments in growth and innovation. Key elements of this strategy include maintaining a healthy balance sheet with a strong liquidity position, continuing to generate positive cash flow, diligently managing our cash conversion cycle, managing our capital structure to minimize cost of capital and preserve access to additional financing, managing capital market risk and refinancing risk with periodic debt issuance and/or maintenance of revolving credit facilities, and maintaining healthy bank relationships.

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

  •
  Invest in profitable, market-based innovation

  Based on current and anticipated demand, we continue to invest in research and development ("R&D") and through acquisitions and partnerships in new technologies, products and services that offer our customers increased value and strengthen the leadership position in our core markets. In fiscal 2013, we continued to invest in product development in line with our profitability and growth objectives. The acquisitions of GenComm Co., Ltd. ("GenComm") and Arieso Limited ("Arieso") expanded our mobile network and service enablement solutions.

  •
  Expand our global market presence

  Long term, we expect higher rates of growth in the Asia-Pacific, Eastern Europe and Latin America regions. Therefore, we are developing products, sales, marketing and customer support to meet the specific customer requirements in these regions in order to serve these customers better.

        Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A—Risk Factors.

Business Segments

        JDSU operates in the following business segments: CommTest, CCOP and OSP. Each segment has its own engineering, manufacturing, sales, and marketing groups to better serve customers and respond quickly to market needs. In addition, our business segments share common corporate services that provide capital, infrastructure, resources, and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.

Communications Test and Measurement

        The CommTest business provides network and service enablement solutions that enable the design, development, deployment, and maintenance of communication equipment and networks, and ensure the quality of services delivered to the end user. These solutions help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are instruments, platforms, software, and services for wireless and wireline networks. These solutions provide visibility and intelligence across and at all layers of the network and are used in all phases of the network lifecycle, from R&D in the lab and production line validation to field deployment and service assurance. JDSU also provides network and service enablement solutions for private enterprise networks, including storage and storage-network technologies.

        Moving forward in fiscal 2014, we will refer to our CommTest business segment by a new name, Network and Service Enablement ("NSE"). The name NSE more accurately reflects the value we bring to our customers and the evolution of our product portfolio, one that includes but goes beyond communications test instruments by offering enhanced visibility across the network and up and down the network stack, including service and application performance.

Markets

        JDSU provides instruments, software, and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video, and data services as well as a wide range of applications. These solutions support the development and production of network equipment; the deployment of next generation network technologies and services; and ensure a high-quality customer experience.

Customers

        CommTest customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. CommTest customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. JDSU communications test customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

Trends

        As content and application developer providers are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for rich broadband content such as music, gaming, video programming, and movies. Network operators are, in turn, planning to increase profitability and average revenue per user ("ARPU") by expanding the capabilities of their packet-based networks to increase their network capacity and to deliver sophisticated, more reliable levels of service required to meet the requirements of content providers, application developers and end users. To implement this strategy, network operators require improved network visibility and intelligence in order to ensure reliable network and service performance and to understand new opportunities to monetize their networks.

        The proliferation of connected mobile devices, including smart phones and tablets, has driven network use and dependency to all-time highs. Communications service providers are competing with each other to offer content providers and consumers the ability to carry virtually any type of voice, data and video content to any device. With more applications and content available, potential benefits for service providers include increased ARPU and lower customer turnover due to better service quality, thus increasing profitability and long-term competitive advantage. Network operators also have opportunities to introduce new classes of service to content and application providers and end users if they can gain more insight into network use.

        Additionally, growing bandwidth demand combined with the rapid pace at which technology continues to evolve means that network equipment manufacturers and operators require more cost-effective ways to design, build and deploy new network systems and technologies. Integrating legacy and next generation network technology and services create new challenges for communications service providers and undermine service quality and reliability.

        These trends are driving shifts in capital spending in network technologies related to next-generation wireless, including 4G/LTE and Ethernet-based backhaul of mobile traffic from cell towers; higher-capacity transport solutions to support video communications; and software-driven network and service enablement solutions.

        Increasing deployments of higher speed networks, the expansion of IP-based services, the need to reduce deployment time and cost, and the importance of increasing ARPU results in demand for JDSU's network and service enablement solutions. These solutions support the rapid deployment of new services and sources of revenue, increase customer satisfaction by helping technicians complete installation and repair work quickly and correctly, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of network and service enablement solutions positions us well to benefit from these developments.

Strategy

        The CommTest business segment plans to improve profitability and increase revenue by continuing to develop and offer higher-margin, software-based solutions that can remotely and more cost-effectively gather network intelligence our customers need to deliver a quality end user experience, increase ARPU, reduce customer churn and lower operating expenses.

        During the third quarter of fiscal 2013, JDSU approved a strategic plan to exit the legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

Competition

        JDSU competes against various companies, including Agilent, Anritsu, Danaher (i.e. Fluke and Tektronix), Exfo, Ixia and Spirent. While JDSU faces multiple competitors for each of its product families, it continues to have one of the broadest portfolios of wireline and wireless products and solutions available in the communications test and measurement industry.

Offerings

        JDSU's CommTest business provides network and service enablement solutions that deliver end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance.

        Network Enablement: JDSU's network enablement solutions include instruments and software that support the development and production of network systems in the lab and that turn-up, certify, troubleshoot, and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance, and greater customer satisfaction. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. JDSU network enablement solutions are also used by NEMs in the design and production of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

        Service Enablement: JDSU's service enablement solutions are embedded network systems—including microprobes and software—that collect and analyze network data to reveal the true customer experience and opportunities for new revenue streams. These solutions provide enhanced network management, control, optimization and differentiation for our customers. Using these solutions, JDSU customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.

        JDSU also offers a range of product support and professional services designed to comprehensively address our customers' requirements. These services include repair, calibration, software support and technical assistance for our products. JDSU offers product and technology training as well as consulting services. JDSU professional services, provided in conjunction with system integration projects, include project management installation and implementation.

Communications and Commercial Optical Products

        The CCOP business segment provides optical communications products used by NEMs for telecommunications and enterprise data communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the tunable SFP+. Transport products primarily consist of amplifiers and reconfigurable optical add/drop multiplexers ("ROADMs") and their supporting components such as pump lasers, passive devices, and arrayed waveguides ("AWGs"). In fact, many of today's most advanced optical networks are built on JDSU's transport and transmission components, modules and subsystems.

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

        JDSU's gesture recognition solutions include gesture recognition light source product from the CCOP business segment. Gesture-recognition systems let a person control technology with natural body gestures instead of using a remote, mouse or other device. Emerging gesture-recognition systems simplify the way that people interact with technology, and are first being used in applications for gaming platforms.

        In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.

Markets

        The CCOP business segment participates in the optical communications and commercial laser markets.

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

        JDSU gesture recognition light source and optical filters products are integrated into gesture-recognition platforms, such as 3D sensors or set top boxes, to detect and extract external information from a person's movements. The information is then mapped into a 3D image, and incorporated into the system so that a person can easily manipulate an application.

        JDSU photonic power products provide for a range of remote sensing applications, including those used by the electric power industry to measure power transmission.

Customers

        CCOP's optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. CCOP's lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

Trends

        Long-term trends suggest growth opportunities for CCOP. These trends are discussed, by market, below:

        Optical Communications: To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet-protocol ("IP") networks, which effectively deliver triple-play services while lowering capital and operating costs of dense-wavelength-division multiplexing networks. In data communications, demand for broadband is driven by the growing needs of intra-company LAN and inter-company WAN networks. The growing demand for capacity encourages the adoption of optical communications products across the telecom sector, including long-haul, metro (core and access), and FTTx networks. It also increases demand for optical products in the storage and enterprise sectors, including LAN, SAN and WAN.

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

        In addition, demand continues for electronic products, as well as products and components in other industries, to offer greater functionality while becoming smaller, lighter, and less expensive. Product designs that achieve this are requiring precise micromachining and materials processing, such as micro bending, soldering and welding—especially for plastics. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or "vias," in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and industries will increase their reliance on lasers in order to maintain or increase their competitiveness.

        There is an increasing trend towards energy efficiency and "green" technology. Industries are using lasers to develop products that are smaller and lighter, and that increase productivity and yield, thereby lowering their energy consumption.

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

        During the first quarter of fiscal 2013, JDSU approved a plan to exit the concentrated photovoltaic ("CPV") product line within CCOP and incurred a $2.6 million charge for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

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

Offerings

        CCOP serves the optical communications and commercial laser markets.

        Optical Communications: JDSU optical communications offerings address two market segments: telecommunications and enterprise data communications. In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management, and more. Our optical communications product offerings are described below:

        In the telecommunications market segment, we offer transmission and transport solutions for the synchronous optical network, synchronous-digital-hierarchy and wavelength-division multiplexer ("WDM") applications. Transmission products, such as our tunable transponder, transceiver, and transmitter modules, transmit and receive signals. JDSU also offers transmission components for the previously mentioned products, which include active components such as tunable lasers, detectors/receivers, and modulators.

        JDSU transport products, such as ROADMs and other amplifiers, provide switching, routing and conditioning of signals. JDSU also provides components for transport, including passive components such as our attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers polarization components, switches, and wavelength lockers.

        Industry-leading innovation led to the STB, which integrates all major optical transport functions (wavelength switching, preamplification, postamplification, and monitoring) into a single-slot blade. This all-in-one solution reduces the size, cost, and power requirements of optical components, incorporates nano wavelength selective switch technology, and enables greater chassis density and a smaller footprint.

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

        For higher data transfer rates of 40G and 100G, JDSU offers vertical-cavity surface-emitting lasers ("VCSELs"). VCSELs reduce power consumption, heat, EMI, and cost while increasing speed, reliability, and link distance. Our compact arrays offer an innovative solution for the LANs, SANs, broadband Internet, and metro-area network applications that currently depend on high-end routers, switches, and cross-connect equipment to handle legacy and IP traffic.

        Lasers: Our broad range of products includes diode-pumped solid-state, fiber, diode, direct-diode, and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers that provide excellent beam quality, low noise, and exceptional reliability are used in biotechnology, graphics and imaging, remote sensing, materials processing, and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding, and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection. Photonic power is an innovative power-over-fiber delivery system that converts optical power to electrical power. Since it is delivered over non-conducting fiber optic cable, it is not affected by RF or EMI, is lighter, generates less heat, is spark-free, and can be used to drive sensors, gauges, actuators, low-power communications devices, and other electronic devices.

Optical Security and Performance Products

        The OSP business segment leverages its core technology strengths of optics and materials science to manage light and color effects. With decades of experience in optical coating and authentication technology, OSP develops innovative anti-counterfeiting solutions for currency and other markets.

Markets

        Our OSP segment provides overt and covert protection, primarily addressing the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, healthcare and government. For example, OSP's optical filters combine with CCOP's light source product to form JDSU's gesture-recognition solution for gaming platforms and other applications.

        In addition, we offer, custom color solutions for product finishes and decorative packaging that can be applied to a wide variety of substrates. These include innovative optically-based color-shifting and other solutions that provide product enhancement for brands in the automotive, consumer electronics, sports apparel, and fast-moving consumer goods industries.

Customers

        OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

Trends

        Counterfeiting for currency and other goods is on the rise because penalties are relatively light and technological advances and cheaper distribution means have made counterfeiting easier than ever. JDSU anti-counterfeiting technology has become a worldwide standard for currency protection. Other issues, such as product diversion where distributors divert products intended for lower-priced markets to higher-priced markets, increasingly require brand protection.

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

Strategy

        The expansion of optically variable pigment technology is a strategic imperative for JDSU as we look to expand our market leadership position and introduce innovative anti-counterfeiting solutions to our customers. We plan to continue investing in select optical coating technologies to advance our growth strategy in gesture recognition and other consumer electronic applications. In addition, JDSU plans to continue leveraging its intellectual property and leading expertise in optics, light management and material technology to develop new solutions in the government and healthcare markets.

        During the fourth quarter of fiscal 2013, JDSU made a decision to cease production of certain legacy custom optic products at the end of their lifecycle, including anti-reflection products, solar cell covers, and front-surface mirrors for display and office automation applications as well as certain infrared and box coater solutions. JDSU expects to substantially phase out production of these solutions by the end of the second quarter of fiscal 2014.

Competition

        JDSU's competitors in the markets addressed by OSP include providers of special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray; display-component companies such as Asahi, Fuji Photo-Optical, Nikon, and Nitto Optical; and optics companies such as Barr Associates and Deposition Sciences.

Offerings

        OSP serves the anti-counterfeiting, custom optics, aerospace and defense, consumer and commercial electronic, instrumentation and lighting, customer color solutions markets and printing services markets.

        Anti-counterfeiting: JDSU's optically variable pigment technology has become a standard used by governments worldwide for currency protection. This technology provides a color-shifting effect that enables positive, easy visual verification and deters counterfeiting.

        Custom Optics: Optical thin-film coatings are submicroscopic (nanometer to micrometer) layers of materials, such as silicon or magnesium fluoride, that are applied to the surface of a substrate, including glass, plastic or metal. Thin-film coatings control the behavior of light to produce effects such as reflection, refraction, absorption, abrasion resistance, antiglare, oxygen and/or moisture transmission, and electrical conductivity for a variety of applications.

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

        Custom Color Solutions: For product differentiation and brand enhancement, JDSU provides custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics, or textiles for products and packaging.

        Printing Services: Proprietary printing processes and a current good manufacturing practices ("cGMP") compliant environment deliver solutions for labels, closures, hang tags, and flexible packaging for authentication and custom color solutions. In addition, JDSU provides high quality flexographic and gravure printing for labels for retail and apparel, healthcare, food and beverage, automotive, consumer goods and personal care.

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

        In March 2013, we completed the acquisition of Arieso based in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/LTE network performance and enrich the mobile subscriber experience. Arieso brings high-caliber mobile software engineering expertise to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and NEMs, Arieso's solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. We acquired tangible and intangible assets and assumed liabilities of Arieso for a total purchase price of approximately $89.6 million in cash subject to working capital adjustments, including holdback payments of approximately $12.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the closing date.

        In August 2012, we completed the acquisition of GenComm based in Seoul, South Korea. GenComm is a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. We acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the closing date.

        In January 2012, we completed the acquisition of Dyaptive Systems, Inc. ("Dyaptive") based in Vancouver, Canada. Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. We acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 14.9 million (USD 14.8 million) in cash, including a holdback payment of approximately CAD 2.0 million (USD 2.0 million) which was paid during fiscal 2013.

        Please refer to "Note 5. Mergers and Acquisitions" of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2013, 2012 and 2011.

Restructuring Programs

        We continue to consolidate product manufacturing taking into consideration our current investment strategy, product offerings, core competencies, opportunities to enhance cost efficiency, and the availability of alternative manufacturers, as appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers. In the last three fiscal years, we restructured and reorganized our segments to improve the efficiency of our manufacturing operations by consolidating or transferring operations to contract manufacturers. We also improved efficiency by reducing headcount in our R&D and sales organizations, consolidating the number of contract manufacturing locations worldwide and moving them to lower cost regions, and consolidating and centralizing similar functions to fewer sites to improve leverage. In the current fiscal year, we exited or initiated a plan to exit product lines and consolidated facilities in all three segments. Additionally, we continue to centralize many administrative functions such as information technology, human resources, and finance to take advantage of common processes and controls, and economies of scale.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

        During fiscal 2013, 2012 and 2011, we incurred R&D expense of $258.5 million, $244.0 million and $238.0 million, respectively. The number of employees engaged in R&D was approximately 1,450 as of June 29, 2013, 1,400 as of June 30, 2012, and 1,450 as of July 2, 2011.

        We devote substantial resources to R&D to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.

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

        In our CCOP segment, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on self-aware network components and modules, such as ROADMs and tunable devices needed for long-haul and metro market segments, as well as expanding our transmission transceiver portfolio to support telecom, LAN, storage area network, and enterprise market segments. We are also responding to our customers' requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems, and circuit packs. We are providing optical technology for gesture-recognition systems that enable the control of technology by natural body gestures instead of using a remote, mouse, or other device. Emerging gesture-recognition systems simplify the way that people interact with technology, and are initially being used in applications for gaming platforms, computing and home entertainment. We continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components developed within our CCOP segment. All these developments are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.

        In our OSP segment, our R&D efforts concentrate on developing more innovative solutions for our core business areas of anti-counterfeiting, consumer electronics and bio-medical devices. Our strong participation in the currency security market is being augmented with new advances in optically variable pigment technology. We are also developing anti-counterfeiting solutions for the consumer electronic markets. OSP leverages its optical coating technology expertise to develop applications for the government and defense markets. OSP has also developed new products for gesture recognition and smart phone sensors. OSP has also introduced an innovative handheld spectrometer solution with applications in the law enforcement, food and agriculture, and defense and security markets.

Manufacturing

        As of June 29, 2013 our significant manufacturing facilities were located in China, France, Germany, and the United States. Additionally, our significant contract manufacturing partners were located in China, Mexico, Taiwan and Thailand.

Sources and Availability of Raw Materials

        JDSU uses various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within a reasonable time, or at all; therefore the loss or interruption of such arrangements could have an impact on our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

        Intellectual property rights that apply to our various products include patents, trade secrets, and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 29, 2013, we owned approximately 1,460 U.S. patents and approximately 880 foreign patents, and we have approximately 640 patent applications pending throughout the world.

Backlog

        Backlog consists of purchase orders for services and for products which we have assigned shipment dates. As of June 29, 2013 our backlog was approximately $416 million as compared to $417 million at June 30, 2012. Because of possible changes in product delivery schedules and cancellation of product orders and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

        We employed approximately 4,900 employees as of June 29, 2013, compared to approximately 4,950 and 5,000 as of June 30, 2012 and July 2, 2011, respectively. Our workforce as of June 29, 2013 included approximately 1,800 employees in manufacturing, 1,450 employees in R&D, 700 employees in general and administration, and 950 employees in sales and marketing, respectively.

        Similar to other technology companies, we rely upon our ability to use stock options, "Full Value Awards," and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards include Restricted Stock, Restricted Stock Units, Performance Units and Performance Shares that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. Performance shares are granted based on the achievement of performance targets. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.

        Outside of the United Sates, our businesses are subject to labor laws that differ from those in the United States. The Company follows statutory requirements, and in certain European countries it is common for a works council, consisting of elected employees, to represent the sites when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

ITEM 1A.    RISK FACTORS

We have a history of net losses, and our future profitability is not assured.

        Although we had net profits of $57.0 million and $71.6 million in fiscal 2013 and 2011, respectively, and we incurred a net loss of $55.6 million in fiscal 2012. JDSU operates as a portfolio company, comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period is impacted by both revenue and product mix due to the fact that gross margin varies significantly across our product portfolio and business segments. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

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

  •
  limited availability of components for our products which leads to higher component prices, particularly in our CCOP segment;

  •
  increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins, particularly in our CCOP segment;

  •
  execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

  •
  decreased revenue associated with terminated or divested product lines;

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

        Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. The global economic downturn that began in 2008, and the slow pace of economic recovery, including but not limited to the effects on global credit markets, has led to increased uncertainty in the timing and overall demand from our customers. Continuing concerns about global economic conditions could decrease or delay customer spending, increase price competition for our products, increase our risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Continued economic challenges could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. If the global economy and credit markets deteriorate and our future sales decline, our financial condition and results of operations would likely be materially adversely impacted.

        In particular, economic uncertainty in Europe has led to reduced demand in our optical communications product portfolios. If economic conditions in Europe do not recover or continue to deteriorate this may further adversely affect our operations. Actual or perceived currency or budget crises could increase economic uncertainty in Europe, and globally, which could have an adverse effect on our customers' operations and could further reduce demand for our products.

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

  •
  We have experienced increases in demand for certain of our products in the midst of our cost reduction programs, which have strained our execution abilities as well as those of our suppliers. Because of this, we at times experience periodic and varying capacity, workforce and materials constraints, enhanced by the impact of our ongoing product and operational transfers.

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

        These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see (a) periodic difficulty responding to customer delivery expectations for some of our products, (b) yield and quality problems, particularly with some of our new products and higher volume products, and (c) additional funds and other resources required to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.

We rely on a limited number of customers for a significant portion of our sales.

        We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for the foreseeable future, particularly in our CCOP and OSP business segments. Any failure by us to continue capturing a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Further, to the extent that there is consolidation between communications equipment manufacturers and service providers, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and other contract terms. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for disruptions in demand for our products as a consequence of such customers streamlining, reducing or delaying purchasing decisions.

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

  •
  potential difficulties in completing projects associated with in-process R&D;

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

  •
  assume liabilities, some of which may be unknown at the time of the acquisitions;

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

        The commercialization of certain of the products we design, manufacture and distribute through our CCOP and OSP segments may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflakes may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the U.S. Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflakes used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We face risks related to our international operations and revenue.

        Our customers are located throughout the world. In addition, we have significant operations outside North America, including product development, manufacturing, sales and customer support operations.

        In particular, as a result of our efforts to reduce costs, we have expanded our use of contract manufacturers in Shenzhen, China, and have expanded our R&D activities there. Our ability to operate in China may be adversely affected by changes in Chinese laws and regulations, such as those relating to taxation, import and export tariffs, environmental regulations, land use rights, intellectual property and other matters, which laws and regulations remain highly underdeveloped and subject to change, with little or no prior notice, for political or other reasons.

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

  •
  potential adverse tax consequences.

        Net revenue from customers outside the Americas accounted for 50.9%, 49.9% and 51.8% of our total net revenue for fiscal 2013, 2012 and 2011, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.

Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.

        We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third party hosting and support services to meet these needs. Any failure to manage, expand and update our information technology infrastructure, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business.

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

In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, which could cause dilution to our existing stockholders and lower our reported per share earnings.

        We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 (the "Notes"). The issuance of these Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would cause dilution to our existing stockholders and lower our reported per share earnings.

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

        Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe their proprietary rights. Over the past few years there has been a marked increase in the number and potential severity of third-party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter into license agreements. Second, patent-holding companies, entities that do not make or sell products (often referred to as "patent trolls"), have claimed that our products infringe upon their proprietary rights. We will continue to respond to these claims in the course of our business operations. In the past, the resolution of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

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

        We are subject to various federal, state and foreign laws and regulations governing the environment, including those governing pollution and protection of human health and the environment and, recently, those restricting the presence of certain substances in electronic products and holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, are often complex and are subject to frequent changes. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all environmental laws and regulations, and as appropriate or required, that our component suppliers also comply with such laws and regulations. If we fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.

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

We are subject to provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act that could subject us to additional costs and liabilities.

        We are subject to the SEC rules implementing the requirements of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act which establish disclosure and reporting requirements for companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products. Complying with the disclosure requirements will require substantial diligence efforts to determine the source of any conflict minerals used in our products and may require third-party auditing of our diligence process. These efforts may require internal resources that would otherwise be directed towards operational activities.

        Since our supply chain is complex, we may face reputational challenges if we are unable to sufficiently verify the origins of the conflict minerals used in our products. Additionally, if we are unable to satisfy those customers who require that all of the components of our products are certified as conflict free, they may choose a competitor's products which could materially impact our financial condition and operating results.

Certain provisions in our charter and under Delaware laws could hinder a takeover attempt.

        We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our board of directors to be filled by the vote of a majority of the remaining directors, granting our board of directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as "blank check preferred") and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the Chairman of the board, the Chief Executive Officer or the board of directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or change in our management.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 163,000 square feet is located in Milpitas, California. As of June 29, 2013, our leased and owned properties in total provided us with aggregate square footage of approximately 2.0 million, of which approximately 30,000 square feet is owned. Larger leased sites include properties located in China, Canada, France, Germany, Singapore and the United States. We believe that our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

        From time to time we consider various alternatives related to our long-term facilities needs. While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.

ITEM 3.    LEGAL PROCEEDINGS

        We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management's view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "JDSU" and our exchangeable shares of JDS Uniphase Canada Ltd. are traded on the Toronto Stock Exchange under the symbol "JDU." Holders of exchangeable shares may tender their holdings for common stock on a one-for-one basis at any time. As of July 27, 2013, we had 237,534,157 shares of common stock outstanding, including 3,395,717 exchangeable shares. The closing price on July 26, 2013 was $14.51 for the common stock and CAD 14.84 for the exchangeable shares. The following table summarizes the high and low intraday sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2013 and 2012.

	High	Low
Fiscal 2013:
Fourth Quarter	$14.90	$12.36
Third Quarter	15.63	12.38
Second Quarter	13.66	9.42
First Quarter	13.60	8.47
Fiscal 2012:
Fourth Quarter	$14.75	$9.33
Third Quarter	15.17	10.44
Second Quarter	12.76	8.59
First Quarter	17.02	9.69

        As of July 27, 2013, we had 5,487 holders of record of our common stock and exchangeable shares. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

        During fiscal 2013, we repurchased $311.0 million aggregate principal amount of the 1% Senior Convertible Notes for $310.7 million in cash to fully retire these notes. Of this, we repurchased and redeemed $161.0 million principal amount of notes during the fourth quarter of fiscal 2013.

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

        The following graph and table set forth the Company's total cumulative stockholder return, assuming reinvestment of dividends, of an investment of $100 in June 2008 and ending June 2013 in: (i) the Company's Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index and, (iv) the NASDAQ Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among JDS Uniphase Corporation

        *$100 invested on 6/30/08 in stock or index.

	6/08	6/09	6/10	6/11	6/12	6/13
JDS Uniphase Corporation	100.00	50.35	86.62	146.65	96.83	126.67
S&P 500	100.00	71.82	80.52	103.18	106.42	125.49
NASDAQ Composite	100.00	80.03	91.99	120.96	128.00	148.42
NASDAQ Telecommunications	100.00	80.93	80.61	91.39	79.43	98.71

ITEM 6.    SELECTED FINANCIAL DATA

        This table sets forth selected financial data of JDSU, in millions, except share and per share amounts, for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended
	June 29, 2013(6)(7)(8)(9)	June 30, 2012(6)	July 2, 2011(4)(5)(6)	July 3, 2010(1)(2)(3)(6)	June 27, 2009(1)(2)(6)
Consolidated Statement of Operations Data:
Net revenue	$1,676.9	$1,662.4	$1,781.9	$1,347.3	$1,255.5
Gross profit	694.6	705.5	785.7	543.1	473.8
Amortization of other intangibles	12.7	21.7	25.9	21.7	20.9
Impairment of goodwill	—	—	—	—	702.5
Restructuring and related charges	19.0	12.4	14.8	17.7	38.5
Total operating expense	719.5	705.1	713.2	588.8	1,333.4
(Loss) income from operations	(24.9)	0.4	72.5	(45.7)	(859.6)
Income (loss) from continuing operations, net of tax	57.0	(26.1)	78.7	(51.2)	(865.9)
Loss from discontinued operations, net of tax	—	(29.5)	(7.1)	(10.6)	(43.6)

Net income (loss)	$57.0	$(55.6)	$71.6	$(61.8)	$(909.5)

Income (loss) from continuing operations per share—basic	0.24	(0.11)	0.35	(0.23)	(4.02)
Loss from discontinued operations per share—basic	—	(0.13)	(0.03)	(0.05)	(0.20)

Net income (loss) per share—basic	$0.24	$(0.24)	$0.32	$(0.28)	$(4.22)

Income (loss) from continuing operations per share—diluted	$0.24	$(0.11)	$0.34	$(0.23)	$(4.02)
Loss from discontinued operations per share—diluted	—	(0.13)	(0.03)	(0.05)	(0.20)

Net income (loss) per share—diluted	$0.24	$(0.24)	$0.31	$(0.28)	$(4.22)

	Years Ended
	June 29, 2013(7)(8)	June 30, 2012	July 2, 2011	July 3, 2010(1)(3)	June 27, 2009(1)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$515.9	$752.7	$728.7	$600.1	$695.5
Working capital	682.6	656.1	885.5	723.7	797.9
Total assets	1,715.2	1,869.5	1,950.7	1,703.6	1,668.1
Long-term obligations	206.2	176.6	466.7	444.0	423.7
Total stockholders' equity	1,161.3	1,038.8	1,065.4	908.7	934.5

(1)
Effective June 28, 2009, the first day of fiscal 2010, we adopted authoritative guidance which applies to convertible debt securities that, upon conversion, may be settled by the issuer fully or partially in cash. As a result, we have retrospectively applied this guidance to all past periods presented.

(2)
During the first quarter of fiscal 2010, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). As a result, the operations of da Vinci have been presented as discontinued operations for all periods presented.

(3)
During the fourth quarter of fiscal 2010, we acquired the Network Solutions Division ("NSD") of Agilent Technologies, Inc. ("Agilent") in a transaction accounted for as a purchase. The Consolidated Statement of Operations for fiscal 2010 included the results of operations from NSD subsequent to May 1, 2010 and the Consolidated Balance Sheet as of July 3, 2010 included NSD's financial position.

(4)
Effective July 4, 2010, the first day of fiscal 2011, we adopted authoritative guidance which applies to revenue arrangements with multiple deliverables and to certain software arrangements. We adopted both sets of guidance on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

(5)
During the third quarter of fiscal 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a foreign jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter.

(6)
During the first quarter of fiscal 2013, we entered into a definitive agreement to sell the hologram business ("Hologram Business") within our OSP segment which subsequently closed on October 12, 2012. As a result, the operations of the Hologram Business have been presented as discontinued operations for all periods presented.

(7)
During the third quarter of fiscal 2013, we acquired Arieso, in a transaction accounted for as a purchase. The Consolidated Statements of Operations for fiscal 2013 included the results of Arieso subsequent to March 7, 2013 and the Consolidated Balance Sheet as of June 29, 2013 included Arieso's financial position.

(8)
During the third quarter of fiscal 2013, we approved a strategic plan to exit CommTest's legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

(9)
During the fourth quarter of fiscal 2013, we determined that it is more likely than not that a portion of the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the quarter.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

        JDSU provides communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers ("NEMs"). Our diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of applications.

        To serve its markets, JDSU operates the following business segments:

  •
  Communications Test and Measurement ("CommTest")

  •
  Communications and Commercial Optical Products ("CCOP")

  •
  Optical Security and Performance Products ("OSP")

Communications Test and Measurement

        CommTest provides an integrated portfolio of network and service enablement solutions that provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance.

        These solutions are made up of lab and field test instruments and customer experience management solutions ("CEM") supported by microprobes, monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications.

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

        JDSU's network enablement solutions include instruments and software to build, turn-up, certify, troubleshoot, monitor, and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance, and greater customer satisfaction. These products include instruments and software that access the network to perform installation and maintenance tasks. Our service enablement solutions collect and analyze complete network data to reveal the true customer experience and opportunities for new revenue streams with enhanced management, control, optimization, and differentiation.

        CommTest solutions address lab and production environments, field deployment and service assurance for Ethernet and IP services over wireless and fixed communications networks, including storage networks. CommTest's network and service enablement solutions include one of the largest test instrument portfolios in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. CommTest is leveraging this installed base and knowledge of network management methods and procedures to develop advanced customer experience solutions. These solutions let carriers remotely monitor performance and quality of service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks.

        CommTest customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. CommTest customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. JDSU test and measurement customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

        During the first quarter of fiscal 2013, we acquired GenComm Co., Ltd. ("GenComm"), a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. During the third quarter of fiscal 2013, we acquired Arieso Limited ("Arieso"), a leading provider of location-aware software solutions that allow mobile network operators to improve the subscriber experience. Also, during the third quarter of fiscal 2013, we approved a strategic plan to exit the legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

        Moving forward in fiscal 2014, we will refer to our CommTest business segment by a new name, Network and Service Enablement ("NSE"). The name NSE more accurately reflects the value we bring to our customers and the evolution of our product portfolio, one that includes but goes beyond communications test instruments by offering enhanced visibility across the network and up and down the network stack, including service and application performance.

Communications and Commercial Optical Products

        CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components.

        Serving telecommunications and enterprise data communications markets, CCOP products include components, modules, subsystems, and solutions for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks, as well as SANs, LANs and WANs. These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFPs. CCOP's growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

        OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state, and gas—that offer low- to high-power output with UV, visible and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

        Gesture-recognition systems use both CCOP's gesture recognition light source and OSP's gesture recognition optical filters. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, instead of using a device like a mouse or remote control. Emerging markets for gesture recognition include gaming platforms, home entertainment and personal computing.

        CCOP's optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Siemens Networks, and Tellabs. CCOP's lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

        During the first quarter of fiscal 2013, we approved a plan to exit the concentrated photovoltaic product line. As a result we incurred a $2.6 million charge during the period for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

Optical Security and Performance Products

        OSP designs, manufactures, and sells products targeting anti-counterfeiting, consumer electronics, government, healthcare, and other markets.

        OSP's security offerings for the currency market include Optically Variable Pigment ("OVP®"), Optically Variable Magnetic Pigment ("OVMP®") and banknote thread substrates. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on currency and other high-value documents and products. OVP® protects the currencies of more than 100 countries today. OSP also develops and delivers overt and covert anti-counterfeiting products primarily targeting the consumer-electronics markets.

        Leveraging its expertise in spectral management and its unique high-precision coating capabilities, OSP improves the performance of a range of products in the consumer-electronics market. For example, gesture-recognition devices designed for gaming platforms use OSP optical filters.

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

        OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

        During the second quarter of fiscal 2013, we completed the sale of our hologram business ("Hologram Business"), which primarily addressed the transaction card market. We have presented our current and historical Consolidated Statements of Operations and segment financials to reflect the sale of this business. The historical results of this business are reflected as discontinued operations in accordance with the authoritative guidance under U.S. GAAP and are not included in our quarterly results from continuing operations for all periods presented. During the fourth quarter of fiscal 2013, we made a decision to cease production of certain legacy custom optic products at the end of their lifecycle, including anti-reflection products, solar cell covers, and front-surface mirrors for display and office automation applications as well as certain infrared and box coater solutions. We expect to substantially phase out production of these solutions by the end of the second quarter of fiscal 2014.

Recently Issued Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for us in the first quarter of fiscal 2015. We do not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

        In March 2013, the FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for us beginning in the first quarter of fiscal 2015. We do not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

        In December 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued authoritative guidance to clarify the scope of the guidance issued in December 2011. Specifically, the scope is specified to apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the authoritative guidance or subject to a master netting arrangement or similar agreement. This guidance will be effective for us beginning in the first quarter of fiscal 2014. We do not anticipate that the adoption of this guidance will have a material impact on its financial statement disclosures, absent any material transactions that fall within the scope of this authoritative guidance.

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

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine whether there are one or more units of accounting. Where there is more than one unit of accounting, then the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of VSOE of fair value if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

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

        If the transactions entered into are materially modified on or after July 3, 2010 were subject to the previous accounting guidance, the reported net revenue amount during the year ended July 2, 2011, would decrease by approximately $7 million.

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

Software

        Our software arrangements generally consist of a perpetual license fee and Post-Contract Support ("PCS"). Generally we have established VSOE of fair value for PCS contracts based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software related and non-software-related elements are accounted for in accordance with the following policies.

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

Stock-based Compensation

        We estimate the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of our common stock. We use the Lattice model to estimate the fair value of certain performance-based options with market conditions ("market-condition options"). The fair value of the time-based Full Value Awards is based on the closing market price of our common stock on the date of award. We use a Monte Carlo simulation to estimate the fair value of certain performance-based Full Value Awards with market conditions ("MSUs").

        Pursuant to the authoritative guidance, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for performance-based Full Value Awards and options with market conditions which are amortized based upon a graded vesting method.

Investments

        Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of our Consolidated Statements of Stockholders' Equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized currently in earnings. Our short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations.

        We periodically review our investments for impairment. If a debt security's market value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment; if a debt security's market value is below amortized cost and we do not expect to recover the entire amortized cost of the security, we separate the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of our Consolidated Statements of Comprehensive Income (Loss).

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

        To simplify testing goodwill for impairment, the authoritative guidance allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e. >50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

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

Pension and Other Postretirement Benefits

        The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO") and for the non-pension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of cumulative Company contributions made to an irrevocable trust fund, held for the sole benefit of participants. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.

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

        The measurement of the benefit obligation and net periodic pension cost (income) is based on our estimates and actuarial valuations provided by third-party actuaries which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. We evaluate these assumptions annually at a minimum. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets.

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

RESULTS OF OPERATIONS

        The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Segment net revenue:
CommTest	43.4%	45.4%	45.1%
CCOP	44.3	42.2	43.2
OSP	12.3	12.4	11.7

Net revenue	100.0	100.0	100.0
Cost of sales	54.8	54.1	52.7
Amortization of acquired technologies	3.8	3.5	3.2

Gross profit	41.4	42.4	44.1

Operating expenses:
Research and development	15.4	14.7	13.4
Selling, general and administrative	25.6	25.7	24.4
Amortization of other intangibles	0.8	1.3	1.4
Restructuring and related charges	1.1	0.7	0.8

Total operating expenses	42.9	42.4	40.0

(Loss) income from operations	(1.5)	—	4.1
Interest and other income (expense), net	(0.2)	0.8	0.3
Interest expense	(1.1)	(1.6)	(1.4)

(Loss) income from continuing operations before income taxes	(2.8)	(0.8)	3.0
(Benefit from) provision for income taxes	(6.2)	0.7	(1.4)

Income (loss) from continuing operations, net of tax	3.4	(1.5)	4.4
Loss from discontinued operations, net of tax	—	(1.8)	(0.4)

Net income (loss)	3.4%	(3.3)%	4.0%

Financial Data for Fiscal 2013, 2012 and 2011

        The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2013	2012	Change	Percentage Change	2012	2011	Change	Percentage Change
Segment net revenue:
CommTest	$728.9	$754.8	$(25.9)	(3.4)%	$754.8	$803.0	$(48.2)	(6.0)%
CCOP	742.2	701.6	40.6	5.8	701.6	770.8	(69.2)	(9.0)
OSP	205.8	206.0	(0.2)	(0.1)	206.0	208.1	(2.1)	(1.0)

Net revenue	$1,676.9	$1,662.4	$14.5	0.9%	$1,662.4	$1,781.9	$(119.5)	(6.7)%

Gross profit	$694.6	$705.5	$(10.9)	(1.5)%	$705.5	$785.7	$(80.2)	(10.2)%
Gross margins	41.4%	42.4%			42.4%	44.1%
Research and development	258.5	244.0	14.5	5.9%	244.0	238.0	6.0	2.5%
Percentage of net revenue	15.4%	14.7%			14.7%	13.4%
Selling, general and administrative	429.3	427.0	2.3	0.5%	427.0	434.5	(7.5)	(1.7)%
Percentage of net revenue	25.6%	25.7%			25.7%	24.4%
Amortization of intangibles	76.0	80.3	(4.3)	(5.4)%	80.3	82.8	(2.5)	(3.0)%
Percentage of net revenue	4.6%	4.8%			4.8%	4.6%
Restructuring and related charges	19.0	12.4	6.6	53.2%	12.4	14.8	(2.4)	(16.2)%
Percentage of net revenue	1.1%	0.7%			0.7%	0.8%
Loss from discontinued operations, net of tax	—	(29.5)	29.5	(100.0)%	(29.5)	(7.1)	(22.4)	315.5%
Percentage of net revenue	—%	(1.8)%			(1.8)%	(0.4)%

Net Revenue

        Net revenue increased by $14.5 million, or 0.9%, during fiscal 2013 compared to fiscal 2012. This increase was primarily due to an incremental increase in volume in our CCOP segment in fiscal 2013 and the fact that fiscal 2012 reflected a reduction in CCOP net revenue of approximately $15 million due to the regional flooding in Thailand which temporarily suspended operations at one of our primary contract manufacturers, Fabrinet (the "Thailand Flooding Impact"). This was partially offset by a decline in CommTest net revenue primarily due to the exit and wind down of certain products.

        CommTest net revenue decreased by $25.9 million, or 3.4%, during fiscal 2013 compared to fiscal 2012. This decrease was driven by $54.0 million of net revenue decreases primarily from our Broadband and Networking and Services product lines. These decreases were primarily due to (i) the exit of certain CPO products in the prior year, (ii) the wind down of legacy low-speed wireline products and (iii) procurement delays at a key customer. This was partially offset by $28.1 million of net revenue increases primarily from our Mobility product line driven by new products from the acquisitions of Dyaptive Systems, Inc. ("Dyaptive") and GenComm.

        CCOP net revenue increased $40.6 million, or 5.8%, during fiscal 2013 compared to fiscal 2012. This increase was driven by $77.4 million of net revenue increases primarily from our Pluggables, Gesture Recognition Light Source, Modulators, and Tunables product lines. These increases were primarily due to (i) higher demand from key customers, (ii) strong demand for new products and (iii) the recovery from the Thailand Flooding Impact of fiscal 2012. This was partially offset by $36.8 million of net revenue decreases primarily from our ROADMs, Passive Components and Gas Lasers product lines, primarily due to lower demand from key customers for these products.

        OSP net revenue remained relatively flat in fiscal 2013 compared to fiscal 2012, decreasing by $0.2 million, or 0.1%. This decrease was driven by $7.6 million of net revenue decreases from our Consumer and Industrial product line primarily due to lower demand for defense products as a result of reductions in government spending and reduced orders for display and 3D products. This was partially offset by $7.4 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by pigment security demand.

        Net revenue in fiscal 2012 decreased 6.7%, or $119.5 million, to $1,662.4 million from $1,781.9 million in fiscal 2011. The decrease was primarily due to a decline in volume in our CommTest and CCOP segments.

        Net revenue decreased by $48.2 million in our CommTest segment primarily due to uncertainty in the macro-economic environment which reduced carriers' spending in North America broadly across products in the instruments product portfolio. Carriers are spending cautiously as their end customers are delaying purchases, particularly in Europe and North America. This decrease was partially offset by growth within the instruments product portfolio and the customer experience management ("CEM") product portfolio in the Asia-Pacific region. Net revenue decreased by $69.2 million in our CCOP segment. The decrease was primarily driven by a decline in volume due to reduced demand in our optical communications product portfolios arising from uncertainty in the macro-economic environment, particularly in Europe, flooding in Thailand and price reductions in line with business expectations. This decline was partially offset by an increase in volume and demand in our Pluggables and Fiber Lasers product lines. Within the optical communications product portfolio, volume declined in our gesture recognition products compared to the successful launch of these products in fiscal 2011. Volume also declined in our Circuit Packs and ROADMs product lines. During the second fiscal quarter of 2012 flooding in Thailand temporarily suspended operations of Fabrinet, one of CCOP's primary manufacturing partners, affecting net revenue by approximately $15 million. Net revenue in our OSP segment decreased $2.1 million primarily due to reduced demand for our gesture recognition products, which was partially offset by increases in our currency products.

        Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our CommTest and optical communications product portfolios and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and CommTest markets, which affects revenue and gross profit; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry; (d) the current trend of communication industry consolidations, which is expected to continue, that directly affects our CCOP and CommTest customer bases and adds additional risk and uncertainty to our financial and business predictability; and (e) activities related to our program of contract manufacturing transitions in our CommTest segment that present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks limit our ability to predict longer-term revenue, profitability and general financial performance.

        We operate primarily in three geographic regions: Americas, Europe Middle East and Africa ("EMEA") and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenue:
Americas	$822.5	$833.2	$859.4
EMEA	381.2	400.7	473.8
Asia-Pacific	473.2	428.5	448.7

Total net revenue	$1,676.9	$1,662.4	$1,781.9

        Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers outside the Americas for the fiscal years ended 2013, 2012 and 2011 represented 50.9%, 49.9% and 51.8% of net revenue, respectively. Net revenue from customers in the Americas for the fiscal years ended 2013, 2012 and 2011 included net revenue from the United States of $630.8 million, $673.6 million and $679.1 million, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

        During fiscal 2013, 2012 and 2011, no single customer accounted for more than 10% of net revenue.

Gross Margin

        Gross margin in fiscal 2013 decreased 1.0 percentage point to 41.4% from 42.4% in fiscal 2012. The decrease in gross margin was primarily due to (i) inventory charges and accelerated amortization of acquired developed technology related to the strategic exit of the legacy low-speed wireline product line in fiscal 2013, (ii) an increase in amortization expense of acquired developed technology primarily due to recent acquisitions and (iii) CCOP net revenue, which yields lower gross margin than our other two segments, represented a higher percentage of consolidated net revenue in fiscal 2013 compared to fiscal 2012. This was partially offset by improvements in CCOP gross margin primarily due to a more favorable product mix and improvements in yield in fiscal 2013.

        Gross margin in fiscal 2012 decreased 1.7 percentage points to 42.4% from 44.1% in fiscal 2011. The decrease in gross margin was primarily due to declines in net revenue and unfavorable product mix in our CCOP and OSP segments. Net revenue decreased in our optical communications product portfolios of our CCOP segment, particularly in our gesture recognition products and Circuit Pack and ROADMs product lines, due to reductions in pricing and volume which reduced absorption of manufacturing costs and decreased operating efficiency. Additionally, our CCOP segment experienced higher production variances as a result of flooding in Thailand which temporarily suspended the operations of Fabrinet, one of CCOP's primary manufacturing partners, during the second fiscal quarter of 2012. Net revenue decreased in our gesture recognition products of our OSP segment, due to reductions in volume, which reduced absorption of manufacturing costs. Additionally, the decline in gross margin in our OSP segment was due to a decline in the pricing of certain currency products. Gross margin in our CommTest segment remained relatively flat in fiscal 2012 compared to fiscal 2011.

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

Research and Development

        R&D expense increased $14.5 million, or 5.9%, in fiscal 2013 compared to the same period a year ago. This increase was driven by a $15.6 million increase in labor and benefits expense primarily due to higher headcount associated with our continued investment in product development coupled with higher variable incentive and stock-based compensation in fiscal 2013. This was partially offset by a $2.0 million decrease in facilities expense primarily due to the exit from certain sites in connection with restructuring activities in our CommTest segment in fiscal 2013.

        R&D expense in fiscal 2012 increased 2.5%, or $6.0 million, to $244.0 million from $238.0 million in fiscal 2011. The increase in R&D expense was primarily due to increased investment in R&D projects to develop new product platforms and drive future growth, particularly in our CCOP segment. The increase was partially offset by reductions in our CommTest segment's R&D spending as a result of restructuring activities, reductions in headcount, and decreased variable incentive pay due to a decrease in operating income. Total R&D headcount decreased from approximately 1,450 in fiscal 2011 to 1,400 in fiscal 2012.

        We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative ("SG&A")

        SG&A expense increased $2.3 million, or 0.5%, in fiscal 2013 compared to fiscal 2012. This increase was primarily driven by a $15.3 million increase in labor and benefits expense primarily due to higher headcount coupled with higher compensation. This was partially offset by reductions in legal expenses primarily due to the absence in fiscal 2013 of a $7.9 million legal expense in fiscal 2012 related to a litigation settlement and $4.7 million of net decreases in various other expenses.

        SG&A expense in fiscal 2012 decreased 1.7%, or $7.5 million, to $427.0 million from $434.5 million in fiscal 2011. The decrease in SG&A expense was primarily due to decreased variable incentive pay and lower sales commissions due to a decrease in net revenue and operating income, partially offset by increased investment in information technology and a litigation settlement. Please refer to "Note 17. Commitment and Contingencies" for more information on legal proceedings.

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

Amortization of Intangibles

        Amortization of intangibles for fiscal 2013 decreased $4.3 million, or 5.4%, to $76.0 million from $80.3 million in fiscal 2012.

        Amortization of intangibles for fiscal 2012 decreased $2.5 million, or 3.0%, to $80.3 million from $82.8 million in fiscal 2011.

Restructuring and Related Charges

        We continue to seek to reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align the business in response to the market conditions. We estimate annualized cost savings of approximately $23.2 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. See "Note 11. Restructuring and Related Charges" for more detail.

        As of June 29, 2013, our total restructuring accrual was $16.5 million.

        During the twelve months ended June 29, 2013, we recorded $19.0 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

    (i)
    During the fourth quarter of fiscal 2013, management approved a plan to re-align certain functions related to the CCOP segment to drive organizational efficiency and enhance the product line marketing leadership. As a result, a restructuring charge of $1.2 million was recorded for severance and employee benefits for 28 employees primarily in manufacturing, R&D and SG&A functions located in the North America and Asia. As of June 29, 2013, 21 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2014.

    (ii)
    During the fourth quarter of fiscal 2013, management approved a plan in our OSP segment to realign its operations to focus on priority markets such as Anti-Counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense which resulted in ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use our MAC, custom display, and some box coater production platforms which were at the end of their lifecycle. The business segment intends to phase out production of these product offerings by the end of the second quarter of fiscal 2014 and de-commission and dispose of certain production equipment as part of the plan. This will result in consolidation of manufacturing operations and office space in our site in Santa Rosa, CA and reduction of workforce by approximately 126 employees primarily in in manufacturing, R&D and SG&A functions located in the United States. As a result, a restructuring charge of $3.7 million was recorded for severance and employee benefits. As of June 29, 2013, no employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of second quarter of fiscal 2014.

    (iii)
    During the fourth quarter of fiscal 2013, management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the CommTest segment. As of June 29, 2013, we have exited the affected facilities in both Germantown and Beijing under the plan. We accrued $4.2M exit costs in accordance with authoritative guidance related to lease and contract terminations. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013 was $5.0 million. Payments related to the lease costs are expected to be paid by first quarter of fiscal 2014 and second quarter of fiscal 2021 for the facilities in Beijing and Germantown, respectively.

    (iv)
    During the third quarter of fiscal 2013, management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with our continuous efforts for supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for

      44 employees primarily in manufacturing, R&D and SG&A functions located in the United States. As of June 29, 2013, 4 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

    (v)
    During the second quarter of fiscal 2013, management approved a plan to align the Company's investment strategy in its CommTest segment with customer spending priorities in high-growth product lines such as wireless network assurance and eliminate positions in R&D, sales and operations organization that supported low-growth product lines. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia. As of June 29, 2013, 53 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

    (vi)
    During the first quarter of fiscal 2013, management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth. As a result, a restructuring charge of $0.4 million was recorded for severance and employee benefits for 9 employees primarily in manufacturing, R&D and SG&A functions located in United States, Europe, and Asia. As of June 29, 2013, all 9 employees have been terminated and fully paid.

    (vii)
    The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2013 on the following: (i) $4.3 million additional severance and employee benefits primarily to adjust the accrual for the CommTest Operation and Repair Outsourcing Restructuring announced during the fourth quarters of fiscal 2012 arising from 64 employees added to the original plan; (ii) $0.8 million for transfer costs and lease construction costs in CommTest as the result of the repair outsourcing initiative announced by management during the fourth quarter of fiscal 2012; and (iii) $0.5 million for the exit of two leased sites in CommTest for the plan announced during the fourth quarter of fiscal 2012. Payments related to the additional severance and benefits accrual in fiscal 2013 are expected to be paid by the end of the fourth quarter of fiscal 2014.

        During the twelve months ended June 30, 2012, we incurred restructuring expenses of $12.5 million, of which $0.1 million was attributable to the Hologram Business and is presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

    (i)
    During the fourth quarter of fiscal 2012, management approved the CommTest Operation and Repair Outsourcing Restructuring Plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM business to consolidate key platforms from several sites to single site; (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. As a result, a restructuring charge of $4.3 million was recorded towards severance and employee benefits for 117 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

    (ii)
    During the fourth quarter of fiscal 2012, management approved the OSP Business Consolidation plan to consolidate and re-align the various business units within its OSP segment to improve synergies. As a result, a restructuring charge of $0.8 million was recorded towards severance and employee benefits for 17 employees primarily in manufacturing, R&D and SG&A functions. Of this $0.8 million restructuring charge, $0.1 million was attributable to the Hologram Business relating to severance and employee benefits for 1 employee and is presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax. Payments related to the severance and benefits accrual were paid off by the third quarter of fiscal 2013.

    (iii)
    During the third quarter of fiscal 2012, management approved the CommTest Manufacturing Support Consolidation Plan to continue to consolidate its manufacturing support operations in the CommTest segment, by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. As a result, a restructuring charge of $2.8 million was recorded towards severance and employee benefits for 80 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits accrual are expected to be paid by the first quarter of fiscal 2014.

    (iv)
    During the second quarter of fiscal 2012, management approved the CommTest Solution Business Restructuring Plan to re-organize the CEM business of the CommTest segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize CommTest's global operations to reduce costs by moving towards an outsourcing model. As a result, a restructuring charge of $1.7 million was recorded towards severance and employee benefits for 57 employees in manufacturing, R&D and SG&A functions. Payments related to the remaining severance and benefits accrual were paid off by the second quarter of fiscal 2013.

    (v)
    During the second quarter of fiscal 2012, management approved the CommTest Germantown Tower Restructuring Plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, we have exited the workspace in Germantown under the plan. We accrued $0.6 million exit costs in accordance with authoritative guidance related to lease and contract terminations. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

    (vi)
    During the first quarter of fiscal 2012, management approved the CCOP Fiscal Q1 2012 Plan to restructure certain CCOP segment functions and responsibilities to drive efficiency and segment profitability in light of current economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for 40 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits were paid off by the second quarter of fiscal 2012.

    (vii)
    We also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2012 on the following: (i) $0.5 million benefit arising primarily from $1.2 million benefit to adjust down the previous accrual of employee severance and benefits under CommTest Sales and Market Rebalancing Plan due to management's decision to re-locate employees and realize co-location efficiencies, offset by $0.7 million on severance and employee benefits, primarily on continued implementation of the CommTest Germany Restructuring Plan; (ii) $1.6 million for manufacturing transfer costs in the CommTest and OSP segments which were the result of the transfer of certain production processes into existing sites in the United States or to contract manufacturers; and (iii) $0.1 million charge arising primarily from $1.0 million lease termination cost under CommTest Market Rebalancing Restructuring Plan, offset by $0.9 million benefit to adjust the accrual for previously restructured leases in the CommTest segment which were the result of our continued efforts to reduce and/or consolidate manufacturing locations.

        During the twelve months ended July 2, 2011, we incurred restructuring expenses of $14.8 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

    (i)
    During the third quarter of fiscal 2011, management approved a plan to outsource a portion of manufacturing in the OSP segment to a contract manufacturer resulting in termination of employment and manufacturing transfer costs. As a result, a restructuring charge of $1.1 million was recorded consisting of $0.4 million towards manufacturing transfer costs and $0.7 million towards severance and related employee benefits for approximately 35 employees in manufacturing operations. Payments related to the severance and benefits were paid off by the first quarter of fiscal 2012.

    (ii)
    During the fourth quarter of fiscal 2011, the Company approved the CommTest Sales Rebalancing Plan to reorganize the sales organization and one of our product portfolios in the segment to focus efforts on higher growth technologies and regions. As a result, a restructuring charge of $4.6 million was recorded towards severance and employee benefits for approximately 110 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits were paid off by the fourth quarter of fiscal 2012.

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

        Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.4 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net decreased by $16.9 million during fiscal 2013, to $4.1 million of expense from $12.8 million of income during fiscal 2012. This decrease was primarily driven by (i) a reduction in other income primarily due to the absence in 2013 of $9.4 million of insurance proceeds received in fiscal 2012 from our claims on loss associated with the Thailand flooding, (ii) $3.4 million of additional loss realized from the repurchase of $150.0 million aggregate principal amount of 1% Senior Convertible Notes at or below par during fiscal 2013 and (iii) a $2.8 million unfavorable variance in foreign exchange results in fiscal 2013 compared to fiscal 2012. This was partially offset by a $0.6 million decrease in various other expenses.

        During fiscal 2012, interest and other income (expense), net increased by $7.2 million, to $12.8 million of income from $5.6 million of income in fiscal 2011. The increase was primarily due to $9.4 million of other income recorded in fiscal 2012 related to the insurance proceeds received from our claims on loss associated with the Thailand flooding. This increase was partially offset by $0.7 million loss on repurchase of convertible notes in fiscal 2012.

Interest Expense

        Interest expense decreased by $9.4 million, or 34.4%, to $17.9 million from $27.3 million in fiscal 2013 compared to fiscal 2012. The decrease in interest expense during fiscal 2013 was primarily due to repurchases of $150.0 million of the aggregate principal amount of the 1% Senior Convertible Notes during the first three quarters of fiscal 2013 and the redemption of the remaining $161.0 million aggregate principal amount of our 1% Senior Convertible Notes in the fourth quarter of fiscal 2013.

        During fiscal 2012, interest expense increased by $1.9 million, or 7.5%, to $27.3 million from $25.4 million in fiscal 2011, primarily due to an increase in accretion of debt discount cost.

(Benefit from) Provision for Income Tax

Fiscal 2013 Tax Expense / Benefit

        We recorded an income tax benefit of $103.9 million for 2013. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2013 differed from the income tax benefit recorded primarily due to a net reduction in our valuation allowance related to valuation allowance releases, utilization of foreign net operating losses, and the recognition of tax credits generated during the current year.

        During fiscal 2013, we determined that it is more likely than not that the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2013, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profitability on a continuing basis in future years, we determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2013, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and had forecasted future pre-tax income sufficient to realize its deferred tax assets. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized and that the applicable valuation allowance should be released.

        Accordingly, a net deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the year. Our conclusion that it is more likely than not that the deferred tax assets will be realized is strongly influenced by our forecast of the foreign subsidiary's future taxable income. We believe our forecast of the foreign subsidiary's future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the foreign subsidiary realizes material unforeseen losses, then our ability to realize the deferred tax assets may become uncertain and an additional charge to increase the valuation allowance may be recorded.

        In addition, during fiscal 2013 we recorded net income tax expense of $4.0 million attributable to the results of our worldwide operations.

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2013, the valuation allowance for deferred tax assets decreased by $87.9 million. The decrease was primarily related to the valuation allowance release mentioned above. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fiscal 2012 Tax Expense / Benefit

        We recorded an income tax expense of $12.0 million for fiscal 2012. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2012 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not benefited due to valuation allowances.

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2012, the valuation allowance for deferred tax assets increased by $25.8 million. The increase was primarily due to domestic and foreign tax net operating losses sustained during the fiscal year, offset by utilization and expiration of domestic and foreign net operating losses. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fiscal 2011 Tax Expense / Benefit

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

        During fiscal 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profit levels on a continuing basis in future years, we determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of our reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, we concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in most of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2011, the valuation allowance for deferred tax assets decreased by $91.4 million. The decrease was primarily related to the valuation release mentioned above and the utilization and expiration of domestic and foreign net operating losses. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Discontinued Operations

        During the second quarter of fiscal 2013, we completed the sale of the Hologram Business within the previous AOT reportable segment to OpSec Security Inc. and received gross proceeds of $11.5 million in cash, subject to an earn-out clause. Based on an assessment to be performed following the one-year period subsequent to the closing date (the "earn-out period"), the buyer may be required to pay up to a maximum additional amount of $4.0 million contingent on the Hologram Business exceeding a pre-determined revenue target during the earn-out period. No amount related to the earn-out clause will be recognized unless it is realized or realizable, in accordance with authoritative guidance. If any amount related to the earn-out clause meets the recognition criteria it will be included as a component of discontinued operations in the Consolidated Statements of Operations.

        Net revenue of the Hologram Business for fiscal 2013, 2012 and 2011 was $5.2 million, $19.7 million, and $22.6 million, respectively. Net loss from discontinued operations was zero, $29.5 million, and $7.1 million for fiscal 2013, 2012 and 2011, respectively. Net loss from discontinued operation in fiscal 2012 primarily related to impairment charges on long-lived assets. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (dollars in millions)

	2013	2012	Change	Percentage Change	2012	2011	Change	Percentage Change
Communications Test and Measurement
Net Revenue	$728.9	$754.8	$(25.9)	(3.4)%	$754.8	$803.0	$(48.2)	(6.0)%
Operating income	83.1	98.3	(15.2)	(15.5)	98.3	119.4	(21.1)	(17.7)
Operating Margin	11.4%	13.0%			13.0%	14.9%
Communications and Commercial Optical Products
Net Revenue	$742.2	$701.6	$40.6	5.8%	$701.6	$770.9	$(69.3)	(9.0)%
Operating income (loss)	82.4	72.0	10.4	14.4	72.0	130.0	(58.0)	(44.6)
Operating Margin	11.1%	10.3%			10.3%	16.9%
Optical Securities and Performance Products
Net Revenue	$205.8	$206.0	$(0.2)	(0.1)%	$206.0	$208.0	$(2.0)	(1.0)%
Operating income	73.2	72.5	0.7	1.0	72.5	77.7	(5.2)	(6.7)
Operating Margin	35.6%	35.2%			35.2%	37.4%

Communications Test and Measurement

        CommTest operating margin decreased 1.6 percentage points during fiscal 2013 to 11.4% from 13.0% in fiscal 2012. The decrease was primarily driven by a 3.4% decrease in net revenue as discussed above, partially offset by an improvement in gross margin primarily due to (i) a more favorable product mix as net revenue from higher margin products increased compared to fiscal 2012, particularly from new products from the acquisitions of Dyaptive and GenComm in our Mobility product line, (ii) savings obtained through restructuring activities to consolidate and rationalize business functions, and (iii) savings associated with the recent outsourcing of our repair operations and ongoing efforts to outsource manufacturing and reduce the number of contract manufacturing partners.

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

Communications and Commercial Optical Products

        CCOP operating margin increased 0.8 percentage points during fiscal 2013 to 11.1% from 10.3% in fiscal 2012. The increase was primarily driven by an improvement in gross margin primarily due to a more favorable product mix and improvement in yield in fiscal 2013. Also contributing to the increase in operating margin was a 5.8% increase in net revenue as discussed above. This was partially offset by an increase in R&D and SG&A expense primarily due to higher R&D headcount and increased variable incentive compensation in fiscal 2013.

        The decrease in CCOP net revenue between fiscal 2012 and 2011 was due was primarily due to uncertainty in the macro-economic environment in Europe impacting our optical communications product portfolio, flooding in Thailand and price reductions in line with business expectations. Specifically, volume declined in our gesture recognition products compared to the successful launch of these products in fiscal 2011 and in our Circuit Packs and ROADMs product lines. The decline in operating income was primarily due to decreased net revenue, paired with increased investments in R&D.

Optical Security and Performance Products

        OSP operating margin increased 0.4 percentage points during fiscal 2013 to 35.6% from 35.2% in fiscal 2012. The increase was primarily driven by reductions in SG&A expense due to a one-time benefit from a litigation settlement related to an insurance claim in fiscal 2013 and due to lower labor and benefits expense. This was partially offset by (i) a decline in gross margin driven by factory underutilization and charges associated with the announced exit of certain product lines and (ii) an increase in R&D expense primarily due to spending on key innovation initiatives.

        The decrease in OSP net revenue between fiscal 2012 and fiscal 2011 was primarily due reduced demand for our gesture recognition products, which was partially offset by increases in our currency products. The decline in operating income was primarily due to reduced demand in gesture recognition products and a decline in pricing for certain currency products, resulting in reduced absorption of manufacturing costs.

Liquidity and Capital Resources

        Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management's discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% or $5 million (whichever is greater) of each investment portfolio may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders' equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 29, 2013 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of June 29, 2013, U.S. entities owned approximately 82.6% of our cash and cash equivalents, short-term investments and restricted cash.

        As of June 29, 2013, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the twelve months ended June 29, 2013, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

Fiscal 2013

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $515.9 million at June 29, 2013, a decrease of $236.8 million from June 30, 2012. Cash and cash equivalents decreased by $120.1 million in the twelve months ended June 29, 2013, primarily due to $306.8 million used to repurchase our 1% Senior Convertible Notes, $83.2 million used for the acquisitions of business, and $65.1 million used for the purchase of property, plant and equipment, offset by net cash inflows of $110.0 million provided by the maturities, sales and purchases of investments, and cash provided by operating activities of $187.8 million.

        Cash provided by operating activities was $187.8 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $279.4 million offset by changes in operating assets and liabilities that used $91.6 million. Changes in operating assets and liabilities related primarily to an increase in net deferred taxes of $119.5 million, due to a $107.9 million non-cash release of deferred tax valuation allowances in a non-U.S. jurisdiction, a decrease in accounts payable of $16.1 million primarily due to an increase in payments prior to year end enabled by stronger operating cash flows in fiscal 2013, and a decrease in accrued payroll and related expenses of $9.4 million, offset by a decrease in accounts receivable of $39.2 million primarily driven by our collection efforts and a decrease in inventory of $27.2 million primarily due to an increase in shipments and further leveraging our contract manufacturing supply chain management.

        Cash used in investing activities was $25.0 million, primarily related to cash used for the acquisitions of GenComm and Arieso of $83.2 million, and cash used for the purchase of property, plant and equipment of $65.1 million offset by net cash inflows provided by the maturities, sales and purchases of investments of $110.0 million, and net proceeds from sale of the Hologram Business of $11.2 million. Investments made during the twelve months ended June 29, 2013 included new technology, laboratory and manufacturing equipment, the set up and improvements to facilities, and upgrading information technology systems.

        Cash used in financing activities was $283.8 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $306.8 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $25.7 million.

Fiscal 2012

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $752.7 million at June 30, 2012, an increase of $24.0 million from July 2, 2011. Cash and cash equivalents increased by $5.7 million in the twelve months ended June 30, 2012, primarily due to cash provided by operating activities of $119.1 million, offset by $72.2 million used for the purchases of property, plant and equipment, net cash outflows of $26.6 million used for the purchase of available-for-sale investments, $12.5 million used for the acquisition of QuantaSol and Dyaptive and $1.9 million used in financing activities.

        Cash provided by operating activities was $119.1 million, resulting from our net loss adjusted for non-cash items such as depreciation, amortization, impairment of long-lived assets and stock-based compensation of $199.4 million, and changes in operating assets and liabilities that used $80.3 million related primarily to a decrease in accounts payable of $29.2 million, a decrease in accrued payroll and related expenses of $25.3 million, an increase in other current and non-current assets of $14.8 million, a decrease in accrued expenses and other current and non-current liabilities of $11.1 million, and an increase in inventories of $7.7 million, offset by a decrease in accounts receivable of $17.2 million primarily due to decrease in net revenue compared with fiscal 2011.

        The $29.2 million decrease in accounts payable was primarily due to timing of purchases and payments. The $25.3 million decrease in accrued payroll and related expenses was primarily due to timing of salary and payroll tax payments and lower bonus and commission accruals. The $14.8 million increase in other current and non-current assets was primarily due to higher advances to our contract manufacturers to support future growth and increases in value-added tax receivables and prepayments of license and maintenance fees. The $11.1 million decrease in other current and non-current liabilities was mainly due to timing of invoicing and lower accrual related to contract manufacturing scrap expenses.

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

        Operating activities provided $205.3 million of cash during fiscal 2011, resulting from our net income adjusted for non-cash items such as depreciation, amortization, and various gains and losses of $288.8 million, together with changes in operating assets and liabilities that used $83.5 million related primarily to an increase in trade receivable of $52.8 million due to the increase in sales, an increase in inventories of $38.6 million, an increase in net deferred taxes of $35.6 million primarily due to a $34.9 million release of a deferred tax valuation allowance, an increase in other current and non-current assets of $9.7 million and a decrease in accrued expenses and other current and non-current liabilities of $15.0 million offset by an increase in deferred revenue of $44.1 and an increase of $9.7 million in accounts payable.

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

Contractual Obligations

        The following summarizes our contractual obligations at June 29, 2013, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$9.2	$0.4	$5.5	$1.0	$2.3
Purchase obligations (1)	130.3	115.3	14.3	0.7	—
Operating lease obligations (1)	127.7	27.5	45.1	28.8	26.3
Software financing obligations (1)	1.9	1.9	—	—	—
Pension and postretirement benefit payments (2)	96.3	5.2	11.1	12.4	67.6
Other non-current liabilities related to acquisition holdbacks (3)	3.6	—	3.2	0.4	—

Total	$369.0	$150.3	$79.2	$43.3	$96.2

(1)
See "Note 17. Commitments and Contingencies" for more information.

(2)
See "Note 15. Employee Benefit Plans" for more information.

(3)
See "Note 5. Mergers and Acquisitions" for more information.

        As of June 29, 2013, operating lease obligations of $10.2 million in connection with our restructuring and related activities were accrued in our Consolidated Balance Sheet. Operating lease obligations of $2.9 million were included in Other current liabilities and $7.3 million was accrued in Other non-current liabilities in our Consolidated Balance Sheet.

        Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $130.3 million of purchase obligations as of June 29, 2013, $35.2 million are related to inventory and the $95.1 million are non-inventory items.

        As of June 29, 2013, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.

        As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits including penalties and interest, the table does not include $28.1 million of such liabilities recorded on our Consolidated Balance Sheet as of June 29, 2013.

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

Acquisitions

        As part of our strategy, we are committed to the on-going evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for our products. We believe we strengthened our business model by expanding our addressable market, customer base, and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisition as well as through organic initiatives.

        In March 2013, we completed the acquisition of Arieso based in the United Kingdom. We acquired tangible and intangible assets and assumed liabilities of Arieso for a total purchase price of approximately $89.6 million in cash subject to working capital adjustments, including holdback payments of approximately $12.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the closing date.

        In August 2012, we completed the acquisition of GenComm based in Seoul, South Korea. We acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the closing date.

        In January 2012, we completed the acquisition of Dyaptive based in Vancouver, Canada. We acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 14.9 million (USD 14.8 million) in cash, including a holdback payment of approximately CAD 2.0 million (USD 2.0 million) which is due in December 2012.

        Please refer to "Note 5. Mergers and Acquisitions" of our Notes to Consolidated Financial Statements.

Employee Equity Incentive Plan

        Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 29, 2013, we had available for issuance 14.9 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and 2005 Acquisition Equity Incentive Plan (the "2005 Plan"). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a four-year or three-year period and, if not exercised, expire from five to ten years post grant date. "Full Value Awards" refer to Restricted Stock Units ("RSUs") and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based, time-based, or a combination of both and are expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of our common stock on the date of award. Refer to "Note 14. Stock-Based Compensation" for more detail.

Pension and Other Postretirement Benefits

        As a result of acquiring Acterna in August 2005 and NSD in May 2010, we sponsor pension plans for certain past and present employees in the United Kingdom ("UK") and Germany. We also are responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. The UK plan is partially funded and the German plans, which were initially established as "pay-as-you-go" plans, are unfunded. The authoritative guidance of pension and other postretirement benefits requires the recognition of the funded status of the pension plans and nonpension postretirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheets. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the Gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings in the Consolidated Statement of Stockholders' Equity. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan's benefit formula to employee service. At June 29, 2013, our pension plans were under funded by $95.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had accrued $0.9 million related to our non-pension postretirement benefit plan.

        We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.3 million and $5.1 million per annum. In addition, we expect to contribute approximately $0.7 million to the UK plan during fiscal 2013.

        During fiscal 2013 and fiscal 2012, we contributed GBP 0.5 million and GBP 0.3 million or approximately $0.7 million and $0.4 million, respectively, to our UK pension plan. These contributions allowed us to comply with regulatory funding requirements.

        A key actuarial assumption in calculating the net periodic cost and the projected benefit obligation ("PBO") is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the projected benefit obligation ("PBO") is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $7.7 million based upon data as of June 29, 2013.

Liquidity and Capital Resources Requirement.

        Our primary liquidity and capital spending requirements over the next 12 months will be the funding of our operating activities and capital expenditures. As of June 29, 2013 our expected commitments for capital expenditures totals approximately $10.1 million. We believe that our existing cash balances, investments and availability under our revolving credit facility will be sufficient to meet our liquidity and capital spending requirements. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Exchange Risk

        We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in Interest and other income (expense), net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated monetary assets and liabilities.

        The following table provides information about our foreign currency forward contracts outstanding as of June 29, 2013. The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)	Contract Amount (USD)
Australian Dollar (contracts to sell AUD / buy USD)	AUD 6.3	$5.8
Brazilian Real (contracts to sell BRL / buy USD)	BRL 14.3	6.3
Canadian Dollar (contracts to buy CAD / sell USD)	CAD 65.1	62.0
Swiss Franc (contracts to buy CHF / sell USD)	CHF 1.6	1.7
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY 214.0	34.4
Euro (contracts to buy EUR / sell USD)	EUR 61.3	79.7
British Pound (contracts to sell GBP / buy USD)	GBP 6.8	10.4
Indian Rupee (contracts to sell INR / buy USD)	INR 441.0	7.3
South Korean Won (contracts to sell KRW / buy USD)	KRW 3,900.0	3.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN 81.6	6.1
Malaysian Ringgit (contracts to buy MYR / sell USD)	MYR 2.6	0.8
Singapore Dollar (contracts to sell SGD / buy USD)	SGD 53.9	42.3
Turkish Lira (contracts to sell TRY / buy USD)	TRY 3.9	2.0

Total notional amount of outstanding Foreign Exchange Contracts		$262.2

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

Investments

        We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency securities, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders' equity.

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

        The following table (in millions) presents the hypothetical changes in fair value in the available-for-sale debt instruments held at June 29, 2013 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points ("BPS"), 100 BPS, and 150 BPS. Beginning fair values represent the market value, excluding accrued interest and dividends at June 29, 2013.

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS				Valuation of Securities Given an Interest Rate Increase of "X" BPS
	150 BPS	100 BPS	50 BPS	Fair Value as of June 29, 2013	50 BPS	100 BPS	150 BPS
U.S. treasuries	$12.1	$12.0	$12.0	$12.0	$11.9	$11.9	$11.9
U.S. agencies	53.5	53.1	52.7	52.4	52.0	51.6	51.2
Municipals	12.8	12.8	12.7	12.7	12.6	12.6	12.5
Asset-backed securities	15.5	15.4	15.4	15.2	15.2	15.1	15.1
Corporate securities	136.4	136.0	135.5	135.0	134.6	134.1	133.6

Total	$230.3	$229.3	$228.3	$227.3	$226.3	$225.3	$224.3

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 29, 2013 and June 30, 2012, and the statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended June 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 23, 2013

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenue	$1,676.9	$1,662.4	$1,781.9
Cost of sales	919.0	898.3	939.3
Amortization of acquired technologies	63.3	58.6	56.9

Gross profit	694.6	705.5	785.7

Operating expenses:
Research and development	258.5	244.0	238.0
Selling, general and administrative	429.3	427.0	434.5
Amortization of other intangibles	12.7	21.7	25.9
Restructuring and related charges	19.0	12.4	14.8

Total operating expenses	719.5	705.1	713.2

(Loss) income from operations	(24.9)	0.4	72.5
Interest and other income (expense), net	(4.1)	12.8	5.6
Interest expense	(17.9)	(27.3)	(25.4)

(Loss) income from continuing operations before income taxes	(46.9)	(14.1)	52.7
(Benefit from) provision for income taxes	(103.9)	12.0	(26.0)

Income (loss) from continuing operations, net of tax	57.0	(26.1)	78.7
Loss from discontinued operations, net of tax	—	(29.5)	(7.1)

Net income (loss)	$57.0	$(55.6)	$71.6

Basic net income (loss) per share from:
Continuing operations	$0.24	$(0.11)	$0.35
Discontinued operations	—	(0.13)	(0.03)

Net income (loss)	$0.24	$(0.24)	$0.32

Diluted net income (loss) per share from:
Continuing operations	$0.24	$(0.11)	$0.34
Discontinued operations	—	(0.13)	(0.03)

Net income (loss)	$0.24	$(0.24)	$0.31

Shares used in per share calculation:
Basic	235.0	230.0	224.4
Diluted	239.3	230.0	232.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions, except per share data)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net income (loss)	$57.0	$(55.6)	$71.6
Other comprehensive income (loss):
Net change in cumulative translation adjustments	5.8	(9.4)	12.1
Unrealized gains and losses on investments, net of tax:
Unrealized net holding gains arising during period, net of tax	0.2	—	1.8
Less: reclassification adjustments included in Net income (loss)	(0.5)	(1.2)	(4.1)
Change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during the period	(4.4)	(14.3)	7.9
Amortization of actuarial gains	—	(0.4)	—

Net change in other comprehensive income (loss)	1.1	(25.3)	17.7

Comprehensive income (loss)	$58.1	$(80.9)	$89.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 29, 2013	June 30, 2012
ASSETS
Current assets:
Cash and cash equivalents	$281.0	$401.1
Short-term investments	205.2	320.5
Restricted cash	29.7	31.1
Accounts receivable, net (Note 6)	273.3	305.8
Inventories, net	145.8	174.5
Prepayments and other current assets	95.3	77.2

Total current assets	1,030.3	1,310.2
Property, plant and equipment, net	247.0	252.9
Goodwill	115.1	68.7
Intangibles, net	149.7	178.8
Deferred income taxes	155.5	40.1
Other non-current assets	17.6	18.8

Total assets	$1,715.2	$1,869.5

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$97.7	$117.6
Accrued payroll and related expenses	77.0	68.6
Income taxes payable	18.7	20.7
Deferred revenue	71.9	81.2
Accrued expenses	37.1	35.3
Short-term debt	—	292.8
Other current liabilities	45.3	37.9

Total current liabilities	347.7	654.1

Other non-current liabilities	206.2	176.6
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at June 29, 2013 and June 30, 2012, issued and outstanding
Common Stock, $0.001 par value; 1 billion shares authorized; 237 million shares at June 29, 2013 and 232 million shares at June 30, 2012, issued and outstanding	0.2	0.2
Additional paid-in capital	69,760.1	69,695.7
Accumulated deficit	(68,607.6)	(68,664.6)
Accumulated other comprehensive income	8.6	7.5

Total stockholders' equity	1,161.3	1,038.8

Total liabilities and stockholders' equity	$1,715.2	$1,869.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
OPERATING ACTIVITIES:
Net income (loss)	$57.0	$(55.6)	$71.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	68.4	70.3	64.1
Amortization of acquired technologies and other intangibles	76.2	87.5	89.1
Stock-based compensation	56.5	49.1	41.4
Amortization of debt issuance costs and accretion of debt discount	12.9	20.9	19.5
Loss on disposal and impairment of long-lived assets	3.5	22.7	1.5
Other	4.9	4.5	1.6
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	39.2	17.2	(52.8)
Inventories	27.2	(7.7)	(38.6)
Other current and non-current assets	(15.3)	(14.8)	9.7
Accounts payable	(16.1)	(29.2)	9.7
Income taxes payable	0.1	(0.8)	(4.0)
Deferred revenue, current and non-current	1.1	(5.1)	44.1
Deferred taxes, net	(119.5)	(3.5)	(35.6)
Accrued payroll and related expenses	(9.4)	(25.3)	(1.0)
Accrued expenses and other current and non-current liabilities	1.1	(11.1)	(15.0)

Net cash provided by operating activities	187.8	119.1	205.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(466.6)	(444.8)	(355.3)
Maturities of investments	287.7	316.6	177.6
Sales of investments	288.9	101.6	107.7
Changes in restricted cash	1.6	3.5	(2.3)
Acquisitions of business, net of cash acquired	(83.2)	(12.5)	—
Acquisition of property, plant and equipment	(65.1)	(72.2)	(116.7)
Proceeds received from the sale of a business and assets, net of selling costs	11.7	2.1	0.7

Net cash used in investing activities	(25.0)	(105.7)	(188.3)

FINANCING ACTIVITIES:
Redemption of convertible debt	(306.8)	(13.2)	(0.2)
Payment of financing obligations	(2.5)	(11.6)	(6.8)
Payment of debt issuance costs	(0.2)	(1.9)	—
Proceeds from financing obligations	—	6.9	—
Proceeds from exercise of employee stock options and employee stock purchase plan	25.7	17.9	38.1

Net cash (used in) provided by financing activities	(283.8)	(1.9)	31.1

Effect of exchange rates on cash and cash equivalents	0.9	(5.8)	7.1
(Decrease) increase in cash and cash equivalents	(120.1)	5.7	55.2
Cash and cash equivalents at beginning of period	401.1	395.4	340.2

Cash and cash equivalents at end of period	$281.0	$401.1	$395.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.8	$6.0	$5.8
Cash paid for taxes	14.3	16.2	15.3
Non-cash transactions:
Purchase of infrastructure technology equipment and licenses	—	3.2	7.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at July 3, 2010	221.1	$0.2	$69,574.0	$(68,680.6)	$15.1	$908.7
Net income	—	—	—	71.6	—	71.6
Comprehensive income	—	—	—	—	17.7	17.7
Shares issued under employee stock plans, net of tax effects	6.5	—	25.7	—	—	25.7
Stock-based compensation	—	—	41.7	—	—	41.7

Balance at July 2, 2011	227.6	0.2	69,641.4	(68,609.0)	32.8	1,065.4
Net loss	—	—	—	(55.6)	—	(55.6)
Comprehensive loss	—	—	—	—	(25.3)	(25.3)
Shares issued under employee stock plans, net of tax effects	4.3	—	5.0	—	—	5.0
Stock-based compensation	—	—	49.5	—	—	49.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(0.2)	—	—	(0.2)

Balance at June 30, 2012	231.9	0.2	69,695.7	(68,664.6)	7.5	1,038.8
Net income	—	—	—	57.0	—	57.0
Comprehensive income	—	—	—	—	1.1	1.1
Shares issued under employee stock plans, net of tax effects	5.5	—	9.9	—	—	9.9
Stock-based compensation	—	—	56.5	—	—	56.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(2.0)	—	—	(2.0)

Balance at June 29, 2013	237.4	$0.2	$69,760.1	$(68,607.6)	$8.6	$1,161.3

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

Fiscal Years

        The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company's fiscal 2013 ended on June 29, 2013 and was a 52 week year. The Company's fiscal 2012 ended on June 30, 2012 was a 52 week year. The Company's fiscal 2011 ended on July 2, 2011 was a 52 week year.

Principles of Consolidation

        The consolidated financial statements have been prepared in accordance in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Out-of-Period Adjustments

        During the year ended June 29, 2013, the Company recorded out-of-period adjustments that impacted cost of sales and other income related to prior fiscal years. The impact of the out-of-period adjustments recorded by the Company resulted in a $2.5 million increase in net income during the year ended June 29, 2013. Management and the Audit Committee have concluded these errors, both individually and in aggregate, were not material to any prior year financial statements and the impact of correcting these errors in the current year is not material to the full year fiscal 2013 financial statements, accordingly the Company recorded the correction of these errors in fiscal 2013.

Discontinued Operations

        During the second quarter of fiscal 2013, the Company closed the sale of its hologram business ("Hologram Business") to OpSec Security Inc. for $11.5 million in cash. The Consolidated Statements of Operations have been recast to present the Hologram Business as discontinued operations as described in "Note 19. Discontinued Operations." Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Cash and Cash Equivalents

        The Company considers highly liquid instruments such as treasury bills, commercial paper and other money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash

        At June 29, 2013 and June 30, 2012, the Company's short-term restricted cash balances were $29.7 million and $31.1 million, respectively, and the Company's long-term restricted cash balances were $6.5 million and $6.6 million, respectively. They primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

Investments

        The Company's investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders' equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized currently in earnings. The Company's short-term investments include securities with stated maturities of longer than twelve months which are classified as current assets as they are highly liquid and available to support current operations.

        The Company periodically reviews these investments for impairment. If a debt security's market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment; if a debt security's market value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company's best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive income (loss).

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments, including cash equivalents, accounts receivable, accounts payable, and deferred compensation liability, approximate fair

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair market value of the Company's 1% Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company's "Note 10. Debts and Letters of Credit" for more detail.

Inventories

        Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable market value. The Company assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 2 to 20 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        In accordance with the authoritative guidance, when assessing goodwill for impairment the Company first assesses qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e. > 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

        Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as "Impairment of goodwill". Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        Net periodic pension cost (income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits earned in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost (income) in the Consolidated Statements of Operations as they arise are recognized as a component of accumulated other comprehensive income in the Consolidated Balance Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension period cost (income) pursuant to the recognition and amortization provisions of applicable accounting standards.

        The measurement of the benefit obligation and net periodic pension cost (income) is based on the Company's estimates and actuarial valuations provided by third-party actuaries which are approved by the Company's management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. The Company evaluates these assumptions annually at a minimum. In estimating the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets.

Concentration of Credit and Other Risks

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, trade receivables and foreign currency forward contracts. The Company's cash and cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds securities, corporate securities, money market funds, asset-backed securities, and other investment-grade securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity of these investments. The Company's foreign exchange derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading such risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from such risk is monitored by the Company on an ongoing basis.

        The Company performs credit evaluations of its customers' financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

        The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as selling, general and administrative ("SG&A") expense.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Foreign Currency Forward Contracts

        The Company conducts its business and sells its products directly to customers primarily in North America, Europe and Asia. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the remeasurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded as a component of interest and other income (expense), net.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine whether there are one or more units of accounting. Where there is more than one unit of accounting, then the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of VSOE of fair value if available, TPE if VSOE is not available, or BESP if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Software

        The Company's software arrangements generally consist of a perpetual license fee and PCS. Generally the Company has established VSOE of fair value for PCS contracts based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software related and non-software-related elements are accounted for in accordance with the following policies.

  •
  Non-software and software related products are bifurcated based on a relative selling price

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising costs totaled $0.8 million, $1.2 million and $1.4 million in fiscal 2013, 2012 and 2011, respectively.

Research and Development ("R&D") Expense

        Costs related to R&D, which primarily consists of labor and benefits, supplies, facilities, consulting, and outside service fees, are charged to expense as incurred, except as follows: capitalization of material software development costs begins when a product's technological feasibility has been established in accordance with the authoritative accounting guidance. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model, and which typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Stock-Based Compensation

        Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. The Company estimates the fair value of stock options with service conditions and employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton ("BSM") option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of the Company's common stock. The Company uses the Lattice model to estimate the fair value of certain performance-based options with market conditions ("market-condition options"). The fair value of the time-based Full Value Awards is based on the closing market price of the Company's common stock on the date of award. The Company uses the Monte Carlo simulation to estimate the fair value of certain performance-based Full Value Awards with market conditions ("MSUs").

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service period of the awards, which is generally the vesting period, except for performance-based Full Value Awards and market-condition options which are amortized based upon graded vesting method.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Asset Retirement Obligations

        Asset retirement obligations ("ARO") are legal obligations associated with the retirement of long-lived assets. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. At June 29, 2013 and June 30, 2012, $0.4 million and $1.6 million of ARO was included in the Consolidated Balance Sheets in Other current liabilities and the remainder of $8.8 million and $9.2 million was included in Other non-current liabilities.

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 29, 2013	$10.8	—	(1.8)	0.5	(0.3)	$9.2
Year ended June 30, 2012	$10.3	0.4	(0.5)	0.6	—	$10.8

Note 2. Recently Issued Accounting Pronouncements

        In July 2013, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

        In March 2013, FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

        In December 2011, the FASB issued authoritative guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, the FASB issued authoritative guidance to clarify the scope of the guidance issued in December 2011. Specifically, the scope is specified to apply only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the authoritative guidance or subject to a master netting arrangement or similar agreement. This guidance will be effective for the Company beginning in the first quarter of fiscal 2014. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial statement disclosures, absent any material transactions that fall within the scope of this authoritative guidance.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Numerator:
Income (loss) from continuing operations, net of tax	$57.0	$(26.1)	$78.7
Income (loss) from discontinued operations, net of tax	—	(29.5)	(7.1)

Net income (loss)	$57.0	$(55.6)	$71.6

Denominator:
Weighted-average number of common shares outstanding
Basic	235.0	230.0	224.4
Effect of dilutive securities from stock-based benefit plans	4.3	—	8.2

Diluted	239.3	230.0	232.6

Income (loss) from continuing operations, net of tax—basic	$0.24	$(0.11)	$0.35
Income (loss) from discontinued operations, net of tax—basic	—	(0.13)	(0.03)

Net income (loss)—basic	$0.24	$(0.24)	$0.32

Income (loss) from continuing operations, net of tax—diluted	$0.24	$(0.11)	$0.34
Income (loss) from discontinued operations, net of tax—diluted	—	(0.13)	(0.03)

Net income (loss)—diluted	$0.24	$(0.24)	$0.31

        The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Stock options and ESPP	2.3	9.9	3.8
Restricted shares and stock units	2.2	7.7	—

Total potentially dilutive securities	4.5	17.6	3.8

        The 1% convertible notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the "in-the-money" conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company's common stock or cash. See "Note 10. Debts and Letters of Credit" for more details.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4. Accumulated Other Comprehensive Income

        The Company's accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments, and defined benefit obligation.

        At June 29, 2013 and June 30, 2012, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax(1)	Total
Beginning balance as of June 30, 2012	$(2.8)	$10.6	$(0.3)	$7.5
Other comprehensive income (loss) before reclassification	0.2	5.8	(4.4)	1.6
Amounts reclassified from accumulated other comprehensive income (2)	(0.5)	—	—	(0.5)

Net current-period other comprehensive (loss) income	(0.3)	5.8	(4.4)	1.1

Ending balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6

(1)
Refer to "Note 15. Employee Defined Benefit Plan" for more details on the computation of net periodic cost for pension plans.

(2)
Amount represents realized gain on the sale of available-for-sale securities and is included as a component of Interest and other income (expense), net in the Consolidated Statement of Operations for the year ended June 29, 2013. There was no tax impact on the sale.

Note 5. Mergers and Acquisitions

Fiscal 2013 Acquisitions

Arieso Limited ("Arieso")

        On March 7, 2013 ("Arieso Closing Date"), the Company completed the acquisition of Arieso, a privately-held company headquartered in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/Long Term evolution ("LTE") network performance and enrich the mobile subscriber experience.

        Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso's solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso will be integrated in the Company's Communications Test and Measurement segment ("CommTest").

        The Company acquired all outstanding shares of Arieso for approximately $89.6 million in cash subject to working capital adjustments, including holdback payments of approximately $12.8 million

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the Arieso Closing Date.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$0.2
Intangible assets acquired:
Developed technology	32.8
Customer relationships	14.5
Order backlog	1.4
Goodwill	40.7

Total purchase price	$89.6

        The amounts above are considered preliminary and are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the fair value of assets acquired and liabilities assumed under the acquisition.

        The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$4.1
Accounts receivable	8.4
Property and equipment	0.6
Accounts payable	(0.3)
Accrued expenses, net of other assets	(1.4)
Employee related liabilities	(1.4)
Deferred revenue	(1.7)
Deferred tax liabilities, net	(8.1)

Net tangible assets acquired	$0.2

        Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of five years. Order backlog is being amortized over four months.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        In accordance with the authoritative guidance, the Company expensed $1.8 million of acquisition-related costs incurred as SG&A expense in the Company's Consolidated Statement of Operations for the twelve months ended June 29, 2013.

        The estimated amount of Arieso's net revenue and net loss (excluding acquisition-related costs), included in the Company's Consolidated Statement of Operations for the twelve months ended June 29, 2013 was $1.4 million and $9.9 million respectively. Arieso's net revenue and earnings disclosed above reflect management's best estimate, based on information available at the reporting date.

        The following table presents certain unaudited pro forma information for illustrative purposes only, for fiscal 2013 and fiscal 2012 as if Arieso had been acquired on July 3, 2011. The unaudited estimated pro forma information combines the historical results of Arieso with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on July 3, 2011. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between Arieso and the Company. The Company expects to achieve further business synergies, including revenue growth, as a result of the acquisition that are not reflected in the pro forma amounts that follow. As a result, actual results will differ from the unaudited pro forma information presented (unaudited, in millions):

	Year Ended
	June 29, 2013	June 30, 2012
Pro forma net revenue	$1,680.6	$1,676.0
Pro forma net income (loss) from continuing operations, net of tax	46.5	(35.3)

GenComm Co., Ltd. ("GenComm")

        On August 17, 2012 ("GenComm Closing Date"), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the GenComm Closing Date. After the GenComm Closing Date, GenComm was integrated in the Company's CommTest segment.

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

        GenComm's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Fiscal 2012 Acquisition

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CAD 2.0 million (approximately USD 2.0 million) was made during the three months ended December 29, 2012.

        Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. The Company acquired Dyaptive to strengthen its laboratory product portfolio and to offer field service and production test tools that are complementary to its current products. After the closing date, Dyaptive was integrated in the Company's CommTest segment.

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

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

        The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Allowance for doubtful accounts	$2.1	$2.2
Allowance for sales returns and other	0.1	0.4

Total accounts receivable reserves and allowances	$2.2	$2.6

        The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 29, 2013	$2.2	$0.3	$(0.4)	$2.1
Year ended June 30, 2012	2.3	1.8	(1.9)	2.2
Year ended July 2, 2011	2.6	0.5	(0.8)	2.3

(1)
Write-offs of uncollectible accounts, net of recoveries.

Inventories, Net

        Inventories are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The components of inventories, net were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Finished goods	$85.7	$89.5
Work in process	37.0	37.3
Raw materials	23.1	47.7

Inventories, net	$145.8	$174.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, Plant and Equipment, Net

        The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Land	$14.6	$14.1
Buildings and improvements	34.9	35.8
Machinery and equipment	453.8	421.3
Furniture, fixtures, software and office equipment	132.9	166.1
Leasehold improvements	92.7	95.3
Construction in progress	14.9	33.0

	743.8	765.6
Less: Accumulated depreciation	(496.8)	(512.7)

Property, plant and equipment, net	$247.0	$252.9

        At June 29, 2013 and June 30, 2012, net included $21.8 million and $23.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in "Note 17. Commitments and Contingencies" below) accounted for under the financing method. See "Note 17. Commitments and Contingencies" for more detail.

        During fiscal 2013, 2012 and 2011, the Company recorded $68.3 million, $69.2 million, and $63.3 million, respectively, of depreciation expense.

Prepayments and Other Current Assets

        The components of prepayments and other current assets were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Prepayments	$36.0	$30.9
Advances to contract manufacturers	14.6	18.4
Deferred income tax	3.9	2.3
Refundable income taxes	2.3	4.7
Other receivables	26.1	13.0
Assets held for sale	2.2	—
Other current assets	10.2	7.9

Prepayments and other current assets	$95.3	$77.2

        As of June 29, 2013, land and buildings owned in Switzerland met the held for sale criteria in accordance with the authoritative guidance. Accordingly, the Company has classified the land and buildings as an asset held for sale which is recorded as a component of Prepayments and other current assets in the Consolidated Balance Sheet as of June 29, 2013.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Current Liabilities

        The components of other current liabilities were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Deferred compensation plan	$4.2	$4.6
Warranty accrual	6.0	8.1
VAT liabilities	5.6	2.7
Restructuring accrual	10.3	8.6
Deferred taxes	1.0	3.1
Other	18.2	10.8

Other current liabilities	$45.3	$37.9

Other Non-Current Liabilities

        The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Pension accrual and post-employment benefits	$92.0	$85.2
Deferred taxes	11.0	4.7
Restructuring accrual	6.2	4.0
Financing obligation	32.4	35.4
Non-current income taxes payable	13.4	9.3
Asset retirement obligations	8.8	9.2
Long-term deferred revenue	25.8	16.1
Other	16.6	12.7

Other non-current liabilities	$206.2	$176.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest and Other Income (Expense), Net

        The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Interest income	$2.7	$3.5	$3.9
Foreign exchange gains (losses), net	(2.5)	0.3	(1.5)
Proceeds from insurance claims (1)	—	9.4	—
Loss on repurchase of Convertible Notes	(4.1)	(0.7)	—
Gain on sale of investments	0.5	1.6	3.4
Other income (expense), net	(0.7)	(1.3)	(0.2)

Interest and other income (expense), net	$(4.1)	$12.8	$5.6

(1)
During second quarter of fiscal 2012, one of the Company's primary Communications and Commercial Optical Products segment ("CCOP") manufacturing partners, Fabrinet, experienced significant flooding which resulted in suspension of operations for a portion of the quarter. As a result, the Company filed an insurance claim for business interruption and miscellaneous property losses related to the event. During the fourth quarter of fiscal 2012, the Company received $10.5 million net of deductibles from the insurance company of which $9.4 million was recorded in Interest and other income (expense), net.

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

        The Company's investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

        At June 29, 2013 the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$12.0	$—	$—	$12.0
U.S. agencies	52.4	—	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	—	12.7
Asset-backed securities	15.5	—	(0.3)	15.2
Corporate securities	135.1	0.7	(0.1)	135.7

Total debt available-for-sale securities	$227.7	$0.7	$(0.4)	$228.0

        The Company generally classifies debt securities as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of June 29, 2013, of the total estimated fair

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value, $26.2 million was classified as cash equivalents, $201.0 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

        In addition to the amounts presented above, at June 29, 2013, the Company's short-term investments classified as trading securities, related to the deferred compensation plan, were $4.2 million, of which $0.8 million were invested in debt securities, $0.3 million were invested in money market instruments and funds and $3.1 million were invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

        The Company recorded no other-than-temporary impairment charges in fiscal 2013. During fiscal 2012 and 2011, the Company recorded other-than-temporary impairment charges of $0.3 million and $0.2 million, respectively, on asset-backed securities.

        At June 29, 2013, the Company's total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$0.3	$0.4

        At June 29, 2013, contractual maturities of the Company's debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$146.3	$147.0
Amounts maturing in 1 - 5 years	80.4	80.2
Amounts maturing more than 5 years	1.0	0.8

Total debt available-for-sale securities	$227.7	$228.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        At June 30, 2012, the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$52.0	$—	$—	$52.0
Agencies:
U.S.	65.1	0.2	—	65.3
Foreign	3.3	—	—	3.3
Municipal bonds and sovereign debt instruments	11.4	—	—	11.4
Asset-backed securities	21.9	0.2	(0.4)	21.7
Corporate securities	183.6	1.3	(0.1)	184.8

Total debt available-for-sale securities	$337.3	$1.7	$(0.5)	$338.5

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

        At June 30, 2012, the Company's total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.4	$0.4
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$0.4	$0.5

Marketable Equity Investments

        As of June 29, 2013 and June 30, 2012, the Company did not hold any marketable equity securities that are classified as available-for-sale securities.

        During the first quarter of fiscal 2011, the Company sold 393,150 shares of common stock in Fabrinet at $10.0 per share and recognized a gain of $3.3 million, the difference between the net proceeds of $3.7 million and the cost of $0.4 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value Measurements

        Assets measured at fair value at June 29, 2013 are summarized below (in millions):

		Fair value measurement as of June 29, 2013
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$12.0	$12.0	$—
U.S. agencies	52.4	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	12.7
Asset-backed securities	15.2	—	15.2
Corporate securities	135.7	—	135.7

Total debt available-for-sale securities	228.0	12.0	216.0
Money market funds	211.6	211.6	—
Trading securities	4.2	4.2	—

Total assets (1)	$443.8	$227.8	$216.0

(1)
$201.6 million in cash and cash equivalents, $205.2 million in short-term investments, $29.7 million in restricted cash, and $7.3 million in other non-current assets on the Company's consolidated balance sheets.

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

        As of June 29, 2013 and June 30, 2012, the Company did not hold any Level 3 investment securities.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency Forward Contracts

        The Company has foreign subsidiaries that operate and sell the Company's products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts and other instruments to manage foreign currency risk associated with foreign currency denominated assets and liabilities, primarily certain short-term intercompany receivables and payables and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.

        The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both June 29, 2013 and June 30, 2012 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Test & Measurement	Optical Security and Performance Products(1)	Total
Balance as of July 2, 2011 (2)	$59.1	$8.3	$67.4
Goodwill from Dyaptive Acquisition (5)	2.0	—	2.0
Currency translation adjustments related to acquisition	(0.7)	—	(0.7)

Balance as of June 30, 2012 (3)	$60.4	$8.3	$68.7
Goodwill from GenComm Acquisition (5)	5.7	—	5.7
Goodwill from Arieso Acquisition (5)	40.7	—	40.7

Balance as of June 29, 2013 (4)	$106.8	$8.3	$115.1

(1)
During the first quarter of fiscal 2013, the reporting structure of the Advanced Optical Technologies reportable segment ("AOT") was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group ("COPG"), Flex Products Group ("Flex") and Authentication Solutions Group ("ASG") (excluding the Hologram Business), were merged into the new Optical Security and Performance Products reportable segment ("OSP"), having one single reporting unit, replacing AOT. As the entire $8.3 million balance of AOT's goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT's goodwill to OSP. The Company closed the sale of the Hologram Business, a component of the ASG reporting unit, during the second quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale does not impact goodwill. Refer to "Note 18. Operating Segments" and "Note 19. Discontinued Operations" for further information.

(2)
Gross goodwill balances for CCOP, CommTest, and OSP were $5,111.3 million, $542.2 million, and $92.8 million, respectively as of July 2, 2011. Accumulated impairment for CCOP, CommTest, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of July 2, 2011.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
Gross goodwill balances for CCOP, CommTest, and OSP were $5,111.3 million, $543.5 million, and $92.8 million, respectively as of June 30, 2012. Accumulated impairment for CCOP, CommTest, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 30, 2012.

(4)
Gross goodwill balances for CCOP, CommTest, and OSP were $5,111.3 million, $589.9 million, and $92.8 million, respectively as of June 29, 2013. Accumulated impairment for CCOP, CommTest, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 29, 2013.

(5)
See "Note 5. Mergers and Acquisitions" of the Notes to Consolidated Financial Statements for detail.

        The following table presents gross goodwill and accumulated impairment balances for the fiscal years ended June 29, 2013, and June 30, 2012 (in millions):

	June 29, 2013	June 30, 2012
Gross goodwill balance	$5,794.0	$5,747.6
Accumulated impairment losses	(5,678.9)	(5,678.9)

Net goodwill balance	$115.1	$68.7

Impairment of Goodwill

        The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods of fiscal 2013, 2012 or 2011 and thus, the Company reviewed goodwill for impairment during the fourth quarter. The Company determined that, based on its cash flow structure, organizational structure and the financial information that is provided to and reviewed by management for the period ended fiscal 2013, its reporting units are: CommTest, Optical Communications, Lasers, and OSP. For the periods ended fiscal 2012 and 2011, the Company's reporting units were: CommTest, CCOP, COPG, ASG, and Flex.

Fiscal 2013

        Under the qualitative assessment of the authoritative guidance for impairment testing, the Company concluded that it was not more likely than not that the fair value of the reporting units that currently have goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance etc. As such, it was not necessary to perform the two-step goodwill impairment test at this time and hence the Company recorded no impairment charge in accordance with its annual impairment test.

Fiscal 2012

        Under the qualitative assessment of the authoritative guidance for impairment testing, the Company concluded that it was not more likely than not that the fair value of the reporting units that currently have goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and consolidated company stock price and performance etc. As such, it was not necessary to perform the two-step goodwill impairment test at this time and hence the Company recorded no impairment charge in accordance with its annual impairment test.

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

Note 9. Acquired Developed Technology and Other Intangibles

        The following tables present details of the Company's acquired developed technology and other intangibles (in millions):

As of June 29, 2013	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$546.8	$(437.4)	$109.4
Other	218.8	(178.5)	40.3

Intangibles, net	$765.6	$(615.9)	$149.7

As of June 30, 2012	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$534.8	$(398.6)	$136.2
Other	279.3	(236.7)	42.6

Intangibles, net	$814.1	$(635.3)	$178.8

        Other intangibles consists of patents, trademarks, trade names, proprietary know-how and trade secrets, customer and secure government relationships, customer backlog, and non-competition agreements.

        During fiscal 2013, the Company approved a strategic plan to exit the low-speed wireline product line within the CommTest segment and incurred a $2.2 million charge for accelerated amortization of related intangible assets, of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and in Amortization of other intangibles in the Consolidated Statement of Operations, respectively. Also during fiscal 2013 the Company approved a plan to exit the concentrated photovoltaic ("CPV") product line within CCOP and incurred a $2.6 million charge for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2012, the Company recorded an impairment charge of $18.8 million on the carrying amount of other intangibles related to the Hologram Business in accordance with the authoritative guidance. This charge has been presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax and is included in the Accumulated amortization line in the preceding table. Refer to "Note 19. Discontinued Operations" for more details.

        During fiscal 2011, the Company recorded no impairment in the carrying amount of acquired developed technology and other intangibles as a result of impairment analyses performed in accordance with authoritative guidance.

        During fiscal 2013, 2012 and 2011, the Company recorded $76.0 million, $80.3 million and $82.8 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company's amortization (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Cost of sales	$63.3	$58.6	$56.9
Operating expense	12.7	21.7	25.9

Total	$76.0	$80.3	$82.8

        Based on the carrying amount of acquired developed technology and other intangibles in continuing operations as of June 29, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2014	$50.5
2015	43.1
2016	22.3
2017	19.1
2018	10.8
Thereafter	3.9

Total amortization	$149.7

Note 10. Debts and Letters of Credit

        The Company has no debt as of June 29, 2013 and short-term debt of $292.8 million as of June 30, 2012. The principal amount of $311.0 million under 1% Senior Convertible Notes outstanding as of June 30, 2012 was either repurchased or repaid in fiscal 2013.

        The Company was in compliance with all debt covenants as of June 29, 2013.

1% Senior Convertible Notes

        On June 5, 2006, the Company completed an offering of $425.0 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. As of June 29, 2013, no amounts were outstanding. The notes bore interest at a rate of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

1.0% per year and were convertible into a combination of cash and shares of the Company's common stock at a conversion price of $30.30 per share. Interest on the notes was payable semi-annually in arrears on May 15 and November 15 of each year, beginning on November 15, 2006. The stated maturity of the notes was May 15, 2026.

        Upon adoption of authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU was based on the historical average "yield to worst" rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount was accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense.

        The $9.1 million of costs incurred in connection with the issuance of the notes were capitalized and bifurcated into debt issuance cost of $5.7 million and equity issuance cost of $3.4 million. The debt issuance cost was amortized to interest expense using the effective interest method from issuance date through May 15, 2013.

        During the first three quarters of fiscal 2013, the Company repurchased $150.0 million aggregate principal amount of the notes for $149.7 million in cash. In connection with the repurchase, a loss of $4.1 million was recognized in Interest and other income (expense), net in accordance with the authoritative guidance.

        On May 15, 2013, the holders of the notes exercised their put right and required the Company to purchase an aggregate of $160.6 million principal amount of notes, and the remaining $0.4 million was redeemed by the Company before the fiscal year end.

        The carrying amount of the liability component was $292.8 million as of June 30, 2012 with principal amount of $311.0 million and unamortized discount of $18.2 million; and the carrying amount of the equity component was $158.3 million as of June 30, 2012.

        Based on quoted market prices as of June 30, 2012, the fair market value of the 1% Senior Convertible Notes was approximately $307.3 million. The 1% Senior Convertible Notes were classified within level 2 as they were not actively traded in markets; and the bond parity derivatives related to the convertible notes were classified within level 1 since the quoted market price for identical instrument were available in active markets. The fair value of the bond parity derivatives was approximately zero as of June 30, 2012.

        The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Years Ended
	June 29 2013	June 30 2012
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$1.8	$3.2
Accretion of debt discount	12.0	20.1

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The increase of the debt related to the interest accretion is treated as a non-cash adjustment and the repayment and redemption of the debt is classified as a financing activity within the Consolidated Statement of Cash Flows.

Revolving Credit Facility

        On January 20, 2012, the Company entered into an agreement (the "Credit Agreement") for a five-year, $250.0 million revolving credit facility that matures in January 2017. The Company may elect to increase the principal amount available under the Credit Agreement by up to an additional $100 million which amount may be allocated as either an increase to the revolving loan commitments or as an add-on term loan, in each case subject to the conditions provided in the Credit Agreement. None of the lenders are currently obligated to provide such additional commitments or term loans. Borrowings under the credit facility bear an annual interest rate, at the Company's option, equal to either (i) the Alternate Base Rate (as defined in the Credit Agreement) plus the applicable margin for base rate loans, which ranges between 0.75% and 2.00%, based on the Company's leverage ratio or (ii) the Adjusted LIBO Rate (as defined in the Credit Agreement) plus the applicable margin for Eurocurrency loans, which ranges between 1.75% and 3.00%, based on the Company's leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility of between 0.25% and 0.50%, based on the Company's leverage ratio.

        Obligations under the Credit Agreement are guaranteed by certain wholly owned domestic subsidiaries of the Company ("the Guarantors"). The Company's obligations under the Credit Agreement have been collateralized by a pledge of substantially all assets of the Company and the Guarantors (subject to certain exclusions), full pledges of equity interests in certain domestic subsidiaries and partial pledges of equity interests in certain foreign subsidiaries. The Company has also agreed to maintain at least $200 million of cash and permitted investments in accounts which are subject to a control agreement.

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

        The $1.9 million of costs incurred in connection with the issuance of the revolving credit facility were capitalized and are being amortized to interest expense on a straight-line basis over five years based on the contractual term of the revolving credit facility. As of June 29, 2013, the unamortized portion of debt issuance cost related to the revolving credit facility was $1.3 million, and was included in Other current assets and Other non-current assets on the Consolidated Balance Sheets.

        There was no drawdown under the facility during fiscal 2013, and the outstanding balance as of June 29, 2013 is zero.

Outstanding Letters of Credit

        As of June 29, 2013, the Company had 15 standby letters of credit totalling $33.5 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11. Restructuring and Related Charges

        The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of June 29, 2013, the Company's total restructuring accrual was $16.5 million. During the twelve months ended June 29, 2013 and June 30, 2012, the Company recorded $19.0 million and $12.5 million in restructuring and related charges, respectively. Of the $12.5 million in restructuring and related charges recorded during fiscal 2012, $0.1 million attributable to the Hologram Business is presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax. The Company's restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of the Company's restructuring plans described below for the twelve months ended June 29, 2013, were as follows (in millions):

	Balance June 30, 2012	Fiscal Year 2013 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance June 29, 2013
Fiscal 2013 Plans
CCOP Product Line Marketing Restructuring Plan (Workforce Reduction)	$—	$1.2	$(0.7)	$—	$0.5
OSP Operational Realignment Plan (Workforce Reduction)	—	3.7	—	—	3.7
CommTest Lease Restructuring Plan (Lease Costs)	—	4.2	(0.1)	0.9	5.0
CCOP Outsourcing Plan (Workforce Reduction)	—	0.9	(0.2)	—	0.7
CommTest Wireless Business Restructuring Plan (Workforce Reduction)	—	3.0	(2.0)	—	1.0
CCOP CPV Plan (Workforce Reduction)	—	0.4	(0.4)	—	—
Fiscal 2012 Plans
CommTest Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	$3.9	$4.0	$(5.9)	$—	$2.0
Facilities and Equipment	—	0.8	(0.8)	—	—
Lease Costs	—	0.5	(0.8)	0.4	0.1

Total CommTest Operation and Repair Outsourcing	3.9	5.3	(7.5)	0.4	2.1
OSP Business Consolidation Plan (Workforce Reduction)	0.8	—	(0.8)	—	—
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	2.5	0.2	(2.6)	—	0.1
CommTest Germantown Restructuring Plan (Lease Costs)	0.5	—	—	—	0.5
Other plans	0.2	—	(0.2)	—	—
Fiscal 2011 Plans
CommTest Market Rebalancing Restructuring Plan:
Workforce Reduction	$0.1	$—	$(0.1)	$—	$—
Lease Costs	1.0	—	(0.4)	—	0.6

Total CommTest Market Rebalancing Restructuring Plan	$1.1	$—	$(0.5)	$—	$0.6
Plans Prior to Fiscal 2011	3.6	0.1	(1.5)	0.1	2.3

Total	$12.6	$19.0	$(16.5)	$1.4	$16.5

Ottawa Lease Exit Costs	$4.6	$0.4	$(1.2)	$(0.1)	$3.7

        As of June 29, 2013 and June 30, 2012, the Company included the long-term portion of the restructuring liability of $6.2 million and $4.0 million, respectively, as "restructuring accrual", a

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component under Other non-current liabilities, and the short-term portion as "restructuring accrual", a component under Other current liabilities in the Consolidated Balance Sheets.

        The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to the Ottawa facility that was included in selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income is $3.7 million and $4.6 million as of June 29, 2013 and June 30, 2012 respectively. The Company included the long-term portion of the contract obligations of $2.7 million and $3.7 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2013 Plans

CCOP Product Line Marketing Restructuring Plan

        During the fourth quarter of fiscal 2013, management approved a plan to re-align certain functions related to the CCOP segment to drive organizational efficiency and enhance the product line marketing leadership. As a result, a restructuring charge of $1.2 million was recorded for severance and employee benefits for 28 employees primarily in manufacturing, R&D and SG&A functions located in the North America and Asia. As of June 29, 2013, 21 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2014.

OSP Operational Realignment Plan

        During the fourth quarter of fiscal 2013, management approved a plan in its OSP segment to realign its operations to focus on priority markets such as Anti-counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense which resulted in ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use our MAC, custom display, and some box coater production platforms which were at the end of their lifecycle. The business segment intends to phase out production of these product offerings by the end of the second quarter of fiscal 2014 and de-commission and dispose of certain production equipment as part of the plan. This will result in consolidation of manufacturing operations and office space in our site in Santa Rosa, CA and reduction of workforce by approximately 126 employees primarily in in manufacturing, R&D and SG&A functions located in the United States. As a result, a restructuring charge of $3.7 million was recorded for severance and employee benefits. As of June 29, 2013, no employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of second quarter of fiscal 2014.

CommTest Lease Restructuring Plan

        During the fourth quarter of fiscal 2013, management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the CommTest segment. As of June 29, 2013, the Company had exited the affected facilities in both Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013 was $5.0 million. Payments related to the lease costs are expected to be paid by first quarter of fiscal 2014 and second quarter of fiscal 2021 for the facilities in Beijing and Germantown, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CCOP Outsourcing Plan

        During the third quarter of fiscal 2013, management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with our continuous efforts for supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for 44 employees primarily in manufacturing, R&D and SG&A functions located in the United States. As of June 29, 2013, 4 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

CommTest Wireless Business Restructuring Plan

        During the second quarter of fiscal 2013, management approved a plan to align the Company's investment strategy in its CommTest segment with customer spending priorities in high-growth product lines such as wireless network assurance and eliminate positions in R&D, sales and operations organization that supported low-growth product lines. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia. As of June 29, 2013, 53 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

CCOP CPV Plan

        During the first quarter of fiscal 2013, management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth. As a result, a restructuring charge of $0.4 million was recorded for severance and employee benefits for 9 employees primarily in manufacturing, R&D and SG&A functions located in United States, Europe, and Asia. As of June 29, 2013, all 9 employees have been terminated and fully paid.

Fiscal 2012 Plans

CommTest Operation and Repair Outsourcing Restructuring Plan

        During the fourth quarter of fiscal 2012, management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM ("Customer Experience Management") business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 168 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013, was $0.1 million. The employees being affected are located in North America, Europe, Latin America and Asia. During the twelve months ended June 29, 2013, the Company adjusted the accrual for $4.0 million of additional severance and employee benefits arising from 64 employees added to the original plan, $0.8 million for transfer costs and lease construction costs as the result of the repair outsourcing initiative, and $0.5 million for the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of June 29, 2013, 143 of these employees have been terminated and payments related to

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

OSP Business Consolidation Plan

        During the fourth quarter of fiscal 2012, management approved a plan to consolidate and re-align the various business units primarily within its OSP segment to improve synergies. As a result of this plan 15 employees in manufacturing, R&D and SG&A functions located in the United States and Europe were impacted. Payments related to severance and benefits were paid by the third quarter of fiscal 2013.

CommTest Manufacturing Support Consolidation Plan

        During the third quarter of fiscal 2012, management approved a plan to continue to consolidate its manufacturing support operations in the CommTest segment by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. This action will occur over the next several quarters and affected 77 employees in manufacturing and SG&A functions. The employees being affected are located in United States, Europe and Asia. As of June 29, 2013, 75 employees have been terminated and payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2014.

CommTest Germantown Restructuring Plan

        During the second quarter of fiscal 2012, management approved a plan to consolidate workspace in Germantown, Maryland, primarily used by the CommTest segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

Other plans

        Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Fiscal 2011 Plans

CommTest Market Rebalancing Restructuring Plan

        During the third quarter of fiscal 2011, management approved a plan for the CommTest segment to focus on higher growth products and services in lower cost markets with higher growth potential. This resulted in termination of employment, exit of three facilities and manufacturing transfer costs. As of June 30, 2012, all employees had been terminated. The fair value of the remaining contractual obligations with respect to the facilities exited, net of sublease income as of June 29, 2013 was $0.6 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2016.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Plans Prior to Fiscal 2011

        The restructuring accrual for plans that commenced prior to fiscal year 2011 was $2.3 million. Of this amount, $1.6 million is related to severance and benefits accrual for the CommTest Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal year 2011.

Note 12. Income Taxes

        The Company's (loss) income before income taxes consisted of the following (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Domestic	$(98.8)	$(76.7)	$44.6
Foreign	51.9	33.1	1.0

(Loss) income before income taxes	$(46.9)	$(43.6)	$45.6

        The Company's income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Federal:
Current	$—	$—	$(0.1)
Deferred	(0.7)	0.6	1.4

	(0.7)	0.6	1.3

State:
Current	—	0.2	0.1
Deferred	—	0.1	0.2

	—	0.3	0.3

Foreign:
Current	18.4	16.1	11.6
Deferred	(121.6)	(5.0)	(39.2)

	(103.2)	11.1	(27.6)

Total income tax (benefit) expense	$(103.9)	$12.0	$(26.0)

        During fiscal 2013, the Company determined that it is more likely than not that the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2013, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profitability on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2013,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and had forecasted future pre-tax income sufficient to realize its deferred tax assets. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized and that the applicable valuation allowance should be released.

        Accordingly, a net deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the year. The Company's conclusion that it is more likely than not that the deferred tax assets will be realized is strongly influenced by its forecast of the foreign subsidiary's future taxable income. The Company believes its forecast of the foreign subsidiary's future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the foreign subsidiary realizes material unforeseen losses, then its ability to realize the deferred tax assets may become uncertain and an additional charge to increase the valuation allowance may be recorded.

        In addition, during fiscal 2013 the Company recorded net income tax expense of $4.0 million attributable to the results of its worldwide operations.

        The federal deferred tax benefit primarily relates to the other comprehensive income intraperiod tax allocation rules. The foreign current expense primarily relates to the Company's profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the releases of the deferred tax valuation allowance referred to above and to the amortization of foreign intangibles.

        There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011.

        A reconciliation of the Company's income tax (benefit) expense at the federal statutory rate to the income tax (benefit) expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Income tax (benefit) expense computed at federal statutory rate	$(16.4)	$(15.2)	$15.9
Foreign rate differential	(2.4)	(3.8)	(1.0)
Valuation allowance	(84.5)	23.7	(44.0)
Reversal of previously accrued taxes	(0.7)	(1.5)	(6.1)
Tax credits	(1.4)	(1.2)	—
Non-deductible expenses	4.4	6.0	4.0
Other	(2.9)	4.0	5.2

Income tax (benefit) expense	$(103.9)	$12.0	$(26.0)

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The components of the Company's net deferred taxes consisted of the following (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Gross deferred tax assets:
Tax credit carryforwards	$150.1	$148.0	$140.1
Net operating loss carryforwards	2,303.0	2,288.2	2,273.4
Inventories	16.3	15.3	15.5
Accruals and reserves	41.8	41.0	43.6
Other	127.7	102.3	102.1
Acquisition-related items	95.9	127.2	155.4

Gross deferred tax assets	2,734.8	2,722.0	2,730.1
Valuation allowance	(2,549.1)	(2,637.0)	(2,611.2)

Deferred tax assets	185.7	85.0	118.9

Gross deferred tax liabilities:
Acquisition-related items	(26.5)	(35.2)	(65.1)
Undistributed foreign earnings	(8.3)	(2.9)	(2.3)
Other	(3.5)	(12.3)	(20.4)

Deferred tax liabilities	(38.3)	(50.4)	(87.8)

Total net deferred tax assets (liabilities)	$147.4	$34.6	$31.1

        As of June 29, 2013, the Company had federal, state and foreign tax net operating loss carryforwards of $5,947.0 million, $2,044.1 million and $867.0 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $80.2 million, $39.8 million and $42.1 million, respectively. Of this amount, approximately $92.3 million when realized will be credited to additional paid-in capital. The Company's policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will expire at various dates through 2033 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $217.9 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $9.8 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

        The valuation allowance decreased by $87.9 million in fiscal 2013, increased by $25.8 million in fiscal 2012, and decreased by $91.4 million in fiscal 2011. The decrease during fiscal 2013 was primarily due to the release of the deferred tax valuation allowance for non-U.S. jurisdictions. The increase during fiscal 2012 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses. The decrease during fiscal 2011 was primarily due to release of the deferred tax valuation

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

allowance for a non-U.S. jurisdiction and the utilization and expiration of domestic and foreign net operating losses.

        Approximately $514.7 million of the valuation allowance as of June 29, 2013 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.

        During fiscal 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the "foreign subsidiary") will be realized after considering all positive and negative evidence. Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profit levels on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of the Company's reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A reconciliation of unrecognized tax benefits between July 3, 2010 through June 29, 2013 is as follows (in millions):

Balance at July 3, 2010	$65.2
Additions based on the tax positions related to the current year	3.6
Reductions for lapse of statute of limitations	(3.6)
Additions due to foreign currency rate fluctuation	(0.5)
Reductions based on the tax positions related to the prior year	(0.7)

Balance at July 2, 2011	64.0
Additions based on the tax positions related to the current year	3.4
Reductions for lapse of statute of limitations	(1.9)
Reductions due to foreign currency rate fluctuation	(1.5)
Reductions based on the tax positions related to the prior year	(2.7)

Balance at June 30, 2012	61.3
Additions based on the tax positions related to the current year	23.7
Reductions for lapse of statute of limitations or for audit settlements	(1.2)
Reductions due to foreign currency rate fluctuation	(0.7)
Reductions based on tax credit expiration	(2.4)

Balance at June 29, 2013	$80.7

        The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company's global operations and the validity of some non-U.S. net operating losses. In addition, utilization of the Company's tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        Included in the balance of unrecognized tax benefits at June 29, 2013 are $24.5 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 29, 2013 are $56.2 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

        The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2013 and June 30, 2012 was approximately $24.1 million and $23.0 million, respectively. During fiscal 2013, the Company's accrued interest and penalties was increased by $1.1 million primarily because of the lapse of statute of limitations and foreign currency rate fluctuations. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $ 21.3 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 29, 2013:

Tax Jurisdictions	Tax Years
United States	2009 and onward
Canada	2006 and onward
China	2008 and onward
France	2008 and onward
Germany	2008 and onward

Note 13. Stockholders' Equity

Preferred Stock

        In February 2003, the Company amended and restated its Stockholder Rights Agreement (the "Company Rights Agreement") and currently each share of the Company's outstanding common stock is associated with eight rights. Each right entitles stockholders to purchase 1/100,000 share of the Company's Series B Preferred Stock at an exercise price of $21.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces an acquisition of or tender offers for 15% or more of the Company's common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Company's Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expired on June 22, 2013.

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

Note 14. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

        As of June 29, 2013, the Company had 14.6 million shares of stock options and Full Value Awards (as defined below) issued and outstanding to employees and directors under the Company's 2005 Acquisition Equity Incentive Plan (the "2005 Plan"), Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

        On November 14, 2006, the Company's shareholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of "Full Value Awards" (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. On November 12, 2008, the Company's shareholders approved the following amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under the 2003 Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000. On November 30, 2010, the Company's shareholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under this plan by 12,200,000 shares. On November 14, 2012, the Company's shareholders approved the following amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under this plan by 10,000,000 shares. The second amendment extended the 2003 Plan's terms for an additional ten year period after the date of approval of the amendment.

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

        As of June 29, 2013, 14.9 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plans

        In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan"). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized to be issued under the 1998 Purchase Plan, 5.2 million shares remained available for issuance as of June 29, 2013.

        Effective with the purchase period that began on February 1, 2006, the 1998 Purchase Plan was modified to provide a 5% discount and a six month look-back period. Previously, the 1998 Purchase Plan had provided a 15% discount and up to a two year look-back period.

Full Value Awards

        "Full Value Awards" refer to RSUs and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based, time-based, or a combination of both and expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of the Company's common stock on the date of award.

Stock-Based Compensation

        The impact on the Company's results of operations of recording stock-based compensation by function for fiscal 2013, 2012 and 2011 was as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Cost of sales	$9.3	$7.7	$5.4
Research and development	13.5	11.6	8.6
Selling, general and administrative	33.5	29.3	26.9

	$56.3	$48.6	$40.9

        Approximately $2.0 million of stock-based compensation was capitalized to inventory at June 29, 2013.

Stock Option Exchange

        On November 5, 2010, the Company completed an Offer to Exchange Certain Stock Options for a Number of Restricted Stock Units, Replacement Options or Cash (the "Exchange Offer"). Pursuant to the Exchange Offer, 3,555,241 eligible stock options were tendered, representing approximately 83% of

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock Option Activity

        The Company granted no stock options during fiscal 2013 and 2012. The Company granted 3.6 million shares of stock options during fiscal 2011. The total intrinsic value of options exercised during the year ended June 29, 2013 was $11.5 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

        As of June 29, 2013, $1.5 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.0 years.

        The following is a summary of stock option activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of July 3, 2010	16.8	$21.54
Granted	3.6	11.91
Exercised	(4.1)	7.71
Forfeited	(0.5)	5.99
Canceled	(4.9)	52.52

Balance as of July 2, 2011	10.9	10.42
Exercised	(1.4)	5.84
Forfeited	(0.6)	7.03
Canceled	(0.7)	26.32

Balance as of June 30, 2012	8.2	10.02
Exercised	(2.0)	7.64
Forfeited	(0.2)	10.86
Canceled	(0.4)	15.69

Balance as of June 29, 2013	5.6	10.56

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes significant ranges of outstanding and exercisable options as of June 29, 2013:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$ 0.00 — 10.00	2,162,791	3.9	$5.25	$19.8	2,155,368	3.9	$5.25	$19.7
10.01 — 20.00	2,728,702	4.7	11.61	8.6	2,313,328	4.6	11.42	7.6
20.01 — 30.00	693,255	2.7	22.94	—	580,755	2.1	23.03	—
30.01 — 100.00	1,303	0.7	35.54	—	1,303	0.7	35.54	—

	5,586,051	4.1	10.56	$28.4	5,050,754	4.0	10.12	$27.3

        The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company's closing stock price of $14.39 as of June 29, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 29, 2013 was 4.2 million.

ESPP Activity

        The compensation expense in connection with the Company's employee stock purchase plan for the year ended June 29, 2013 was $1.9 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

        The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company's employee stock purchase plan during the year ended June 29, 2013:

Purchase date	January 31, 2013	July 31, 2012
Shares issued	541,475	499,356
Fair market value at purchase date	$14.51	$9.84

        As of June 29, 2013, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2014.

Full Value Awards Activity

        During fiscal 2013, 2012 and 2011, the Company's Board of Directors approved the grant of 6.5 million, 5.0 million and 3.6 million Full Value Awards to the Company's Board of Directors and employees and recorded $49.4 million, $35.7 million, and $26.7 million of such compensation expenses, respectively.

        As of June 29, 2013, $72.4 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        A summary of the status of the Company's nonvested Full Value Awards as of June 29, 2013 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non- performance shares	Total number of shares	Weighted-average grant-dated fair value
Nonvested at July 3, 2010	0.3	5.1	5.4	8.49
Awards granted	0.1	3.5	3.6	12.34
Awards vested	(0.4)	(2.1)	(2.5)	9.02
Awards forfeited	—	(0.5)	(0.5)	9.43

Nonvested at July 2, 2011	—	6.0	6.0	10.49
Awards granted	0.5	4.5	5.0	12.31
Awards vested	—	(3.0)	(3.0)	9.01
Awards forfeited	—	(0.8)	(0.8)	11.67

Nonvested at June 30, 2012	0.5	6.7	7.2	12.37
Awards granted	0.7	5.8	6.5	12.40
Awards vested	(0.1)	(3.6)	(3.7)	11.74
Awards forfeited	(0.1)	(0.9)	(1.0)	12.58

Nonvested at June 29, 2013	1.0	8.0	9.0	12.61

        During fiscal 2013 and 2012, the Company granted 0.7 million and 0.5 million MSUs. These MSUs shares represent the target amount of grants and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2013 and 2012 was estimated to be $10.7 million and $9.3 million, respectively, and was calculated using a Monte Carlo simulation.

        Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During fiscal 2013, 2012 and 2011, the Company paid $15.9 million, $12.8 million and $12.5 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Valuation Assumptions

        The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 29, 2013	June 30, 2012
Volatility of common stock	57.5%	68.7%
Average volatility of peer companies	58.3%	68.4%
Average correlation coefficient of peer companies	0.3208	0.3383
Risk-free interest rate	0.4%	0.7%

        The Company estimates the fair value of the majority of stock options and ESPP using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Option Plans			Employee Stock Purchase Plans
	2013	2012	2011	2013	2012	2011
Expected term (in years)	NA	NA	4.7	0.5	0.5	0.5
Expected volatility	NA	NA	58.2%	53.9%	52.5%	49.9%
Risk-free interest rate	NA	NA	1.4%	0.1%	0.2%	0.2%

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 15. Employee Benefit Plans

Employee 401(k) Plans

        The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $17,500 in calendar year 2013 as set by the Internal Revenue Service.

        Effective January 1, 2007, the Plan provided for a 100% match of employees' contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. Effective January 1, 2009, through the remainder of fiscal 2009, there was no Company match. Effective April 2010, the Company restored employer matching contributions to all eligible participants who have completed 180 days of service with JDSU. All matching contributions are made in cash and vest immediately. The Company's matching contributions to the 401(k) Plan were $7.4 million, $7.1 million, and $7.6 million in fiscal 2013, 2012 and 2011, respectively.

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

Employee Defined Benefit Plans

        The Company sponsors qualified and non-qualified pension plans for certain past and present employees in the UK and Germany. The Company also is responsible for the nonpension postretirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with the NSD acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 29, 2013 the UK plan was partially funded while the other plans were unfunded. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2013, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefit Plans			Other Post Retirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Service cost	$0.3	$0.2	$0.3	$—	$—	$—
Interest cost	4.4	5.5	5.3	—	0.1	0.1
Expected return on plan assets	(1.2)	(1.4)	(1.2)	—	—	—
Recognized actuarial (gains)/losses	—	(0.4)	—	—	—	—

Net periodic benefit cost	$3.5	$3.9	$4.4	$—	$0.1	$0.1

        The Company's accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2014 is $0.1 million.

        The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans		Other Post Retirement Benefit Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$111.9	$108.7	$1.1	$0.9
Service cost	0.3	0.2	—	—
Interest cost	4.4	5.5	—	0.1
Actuarial (gains)/losses	6.2	15.3	(0.2)	0.1
Benefits paid	(4.9)	(4.8)	—	—
Foreign exchange impact	3.1	(13.0)	—	—

Benefit obligation at end of year	$121.0	$111.9	$0.9	$1.1

Change in plan assets:
Fair value of plan assets at beginning of year	$23.5	$23.4	$—	$—
Actual return on plan assets	2.7	1.1	—	—
Employer contributions	4.8	4.5	—	—
Benefits paid	(4.9)	(4.8)	—	—
Foreign exchange impact	(0.5)	(0.7)	—	—

Fair value of plan assets at end of year	$25.6	$23.5	$—	$—

Funded status	$(95.4)	$(88.4)	$(0.9)	$(1.1)

Accumulated benefit obligation	$120.2	$111.3

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Pension Benefit Plans		Other Post Retirement Benefit Plans
	2013	2012	2013	2012
Amount recognized in the Consolidated Balance Sheets at end of year
Current liabilities	$4.3	$4.3	$—	$—
Non-current liabilities	91.1	84.1	0.9	1.1

Net amount recognized at end of year	$95.4	$88.4	$0.9	$1.1

Amount recognized in Accumulated Other Comprehensive Income at end of year
Actuarial gains/(losses), net of tax	$(4.7)	$(0.3)	$—	$—

Net amount recognized at end of year	$(4.7)	$(0.3)	$—	$—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss)
Net actuarial gains/(losses)	$(4.4)	$(14.3)	$—	$—
Amortization of accumulated net actuarial gains	—	(0.4)	—	—

Total recognized in other comprehensive income (loss)	$(4.4)	$(14.7)	$—	$—

        During fiscal 2013 and fiscal 2012, the Company contributed GBP 0.5 million and GBP 0.3 million or approximately $0.7 million and $0.4 million, respectively, to its UK pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company's UK and German pension plans, and other postretirement benefit plans.

	Pension Benefit Plans			Other Post Retirement Benefit Plans
	2013	2012	2011	2013	2012	2011
Weighted-average assumptions used to determine net periodic cost:
Discount rate	4.0%	5.4%	4.8%	4.0%	5.6%	5.8%
Expected long-term return on plan assets	5.2	6.0	6.0	—	—	—
Rate of pension increase	2.0	1.8	1.8	—	—	—
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	3.7%	4.0%	5.4%	4.6%	4.0%	5.6%
Rate of pension increase	2.2	2.0	1.8	—	—	—

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

Fair Value Measurement of Plan Assets

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 29, 2013.

				Fair value measurement as of June 29, 2013
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36-44%	$10.7	42.0%	$—	$10.7
Fixed income	45-55	12.1	47.0	—	12.1
Other	8-12	2.7	11.0	—	2.7
Cash	—	0.1	—	0.1	—

Total assets		$25.6	100.0%	$0.1	$25.5

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

        The Company's pension assets consist of multiple institutional funds ("pension funds") of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

        Global equity consists of one index fund that invests approximately 60% in UK equities as represented by the FTSE All-Share Index and 40% in overseas equities as represented by the appropriate sub-divisions of FTSE All-World Index.

        Fixed income consists of two funds that invest primarily in index-linked Gilts (over 5 year) and sterling-denominated investment grade corporate bonds, respectively.

        Other consists of several funds that primarily invest in equity index, private equity, global real estate, infrastructure, and high yield bonds funds.

Future Benefit Payments

        The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company's PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefit Plans	Other Post Retirement Benefit Plans
2014	$5.2	$—
2015	5.8	—
2016	5.2	0.1
2017	6.2	0.1
2018	6.0	0.1
Thereafter	67.0	0.6

Total	$95.4	$0.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 16. Related Party Transactions

KLA-Tencor Corporation ("KLA-Tencor")

        During fiscal 2011, 2012 and a portion of fiscal 2013, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company. As of August 16, 2012, the member resigned from the Board of Directors of JDSU and KLA-Tencor was no longer a related party.

        Transactions and balances with the Company's related parties were as follows (in millions):

	Years Ended				Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011		June 29, 2013	June 30, 2012
Sales:				Accounts Receivable:
KLA-Tencor (1)	$—	$7.4	$6.4	KLA-Tencor (1)	$—	$0.9

	$—	$7.4	$6.4		$—	$0.9

(1)
There were no material transactions between the Company and KLA-Tencor during the period when KLA-Tencor was a related party of the Company in fiscal 2013.

Note 17. Commitments and Contingencies

Operating Leases

        The Company leases certain real and personal property from unrelated third parties under non-cancelable operating leases that expire at various dates through fiscal 2023. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 29, 2013, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2014	$27.5
2015	25.2
2016	19.9
2017	15.8
2018	13.0
Thereafter	26.3

Total minimum operating lease payments	$127.7

        Included in the future minimum lease payments table above is $10.2 million related to lease commitments in connection with the Company's restructuring activities. See "Note 11. Restructuring and Related Charges" for more detail.

        The aggregate future minimum rentals to be received under non-cancellable subleases totaled $2.0 million as of June 29, 2013. Rental expense relating to building and equipment was $26.0 million, $27.5 million and $24.6 million in fiscal 2013, 2012 and 2011, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations

        Purchase obligations of $130.3 million as of June 29, 2013, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

        The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no significant long-term guaranteed supply agreements with such vendors. While the Company seeks to maintain a sufficient safety stock of such products and maintains on-going communications with its suppliers to guard against interruptions or cessation of supply, the Company's business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of such supplies, or the Company's inability to obtain reduced pricing from its suppliers in response to competitive pressures.

Financing Obligations—Eningen, Santa Rosa and Payment Plan Agreements for Software Licenses

Eningen

        On December 16, 2011, the Company executed and closed the sale and leaseback transaction of certain buildings and land in Eningen, Germany (the "Eningen Transactions"). The Company sold approximately 394,217 square feet of land, nine buildings with approximately 386,132 rentable square feet, and parking areas. The Company leased back approximately 158,154 rentable square feet comprised of two buildings and a portion of a basement of another building (the "Leased Premises"). The lease term is 10 years with the right to cancel a certain portion of the lease after 5 years. The gross cash proceeds received from the transaction were approximately €7.1 million.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During the year ended June 30, 2012, the Company recognized a loss, net of transaction costs, of $0.2 million on sale of the remaining five buildings and associated land on which there is no form of continuing involvement.

        As of June 29, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities. As of June 30, 2012, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $4.9 million was included in Other non-current liabilities.

Santa Rosa

        On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California (the "Santa Rosa Transactions"). The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a one-year lease with a one-year renewal option to a ten-year lease with two five-year renewal options.

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

        As of June 29, 2013, $1.1 million was included in Other current liabilities, and $27.4 million was included in Other non-current liabilities. As of June 30, 2012, $0.9 million was included in Other current liabilities, and $28.5 million was included in Other non-current liabilities.

        The lease payments due under the agreement reset to fair market rental rates upon the Company's execution of the renewal options.

Payment Plan Agreements for Software Licenses

        During fiscal 2011and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses issued by the same supplier, in accordance with the authoritative accounting guidance. The Company entered into a three-year payment plan agreement ("PPA") with the supplier towards software licenses and technical

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

support purchased in fiscal 2009, which was paid in full during fiscal 2012. The Company entered into a four-year PPA with the supplier towards software licenses and technical support purchased in fiscal 2011. Under this PPA, payments are made annually starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the interest portion is accounted for as an operating activity in the statement of cash flows. As of June 29, 2013, the Company's remaining contractual commitment was $1.9 million, which is due in fiscal 2014.

        During the fiscal years 2013, 2012 and 2011, the Company recorded amortization expense of $3.6 million, $3.6 million and $2.2 million, respectively, for these licenses.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 29, 2013 and June 30, 2012.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The following table presents the changes in the Company's warranty reserve during fiscal 2013 and fiscal 2012 (in millions):

	Years Ended
	June 29, 2013	June 30, 2012
Balance as of beginning of year	$8.1	$7.9
Provision for warranty	8.9	9.5
Utilization of reserve	(7.2)	(7.9)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.9)	(1.4)

Balance as of end of year	$6.9	$8.1

Legal Proceedings

        During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator's decision in a legal dispute unrelated to current or future quarters. The arbitrator's decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company's favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The arbitration award was confirmed at the California State Superior Court in October, 2011. On March 5, 2012 the Pennsylvania District Court denied JDSU's request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. The related charge is included as a component of SG&A expense in the Company's Consolidated Statement of Operations.

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

Tax Matters

        The Company had been subject to Texas franchise tax audits related to allocated taxable surplus capital for Texas report years 2002 through 2007. The range of the potential total tax liability related to these audits had been estimated to be from $0 million to $34.2 million, plus interest and penalties. During the year ended June 29, 2013, the Company agreed to settle the audits for $0.1 million in total tax and interest.

Note 18. Operating Segments and Geographic Information

        The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company's Chief Executive Officer, Thomas H. Waechter, is the Company's Chief Operating Decision Maker ("CODM") pursuant to the guidance. The CODM allocates resources

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to the segments based on their business prospects, competitive factors, net revenue and operating results.

        The Company is a leading provider of communications test and measurement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers ("NEMs"), and enterprises. JDSU's diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

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

        The Company's reportable segments are:

  (i)
  Communications Test and Measurement Business Segment:

    CommTest network and service enablement solutions provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance. These solutions speed time-to-revenue by accelerating the deployment of new products and services, lower operating expenses and improve network performance and reliability. Included in the product portfolio are test tools, platforms, microprobes, software, and services for wireless and fixed networks.

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

  (iii)
  Optical Security and Performance Products Business Segment:

    OSP provides innovative optical security solutions, with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D and gesture-recognition applications.

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

        Information on reportable segments is as follows (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenue:
Communications Test and Measurement	$728.9	$755.4	$814.7
Communications and Commercial Optical Products	742.2	701.6	770.9
Optical Security and Performance Products	205.8	206.0	208.0
Deferred revenue related to purchase accounting adjustment	—	(0.6)	(11.7)

Net revenue	$1,676.9	$1,662.4	$1,781.9

Operating income (loss):
Communications Test and Measurement	$83.1	$98.3	$119.4
Communications and Commercial Optical Products	82.4	72.0	130.0
Optical Security and Performance Products	73.2	72.5	77.7
Corporate	(92.9)	(88.9)	(96.1)

Total segment operating income	145.8	153.9	231.0
Unallocated amounts:
Stock-based compensation	(56.4)	(48.6)	(40.9)
Acquisition-related charges and amortization of intangibles	(77.3)	(80.0)	(94.6)
Loss on disposal of long-lived assets	(3.6)	(1.2)	(1.5)
Restructuring and related charges	(19.0)	(12.4)	(14.8)
Other charges related to non-recurring activities (1)	(14.4)	(11.3)	(6.7)
Interest and other income	(4.1)	12.8	5.6
Interest expense	(17.9)	(27.3)	(25.4)

(Loss) income from continuing operations before income taxes	$(46.9)	$(14.1)	$52.7

(1)
During the third quarter of fiscal 2013, the Company incurred $11.3 million of inventory related charges, included in Cost of sales, primarily related to a write-off of inventory no longer being sold due to a strategic plan to exit the legacy low-speed wireline product line approved in the third quarter of fiscal 2013.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        The Company operates primarily in three geographic regions: Americas, Europe, Middle East and Africa ("EMEA") and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 29, 2013	June 30, 2012	July 2, 2011
Net revenue:
Americas	$822.5	$833.2	$859.4
EMEA	381.2	400.7	473.8
Asia-Pacific	473.2	428.5	448.7

Total net revenue	$1,676.9	$1,662.4	$1,781.9

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $630.8 million, $673.6 million and $679.1 million, for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively, based on customers' shipment location.

        During fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of net revenue.

        Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions).

	Years Ended
	June 29, 2013	June 30, 2012
United States	$110.4	$108.1
Other Americas	13.4	14.0
China	74.8	80.6
Thailand	23.2	24.8
Other Asia-Pacific	9.6	7.5
EMEA	15.7	17.9

Total long-lived assets	$247.0	$252.9

Note 19. Discontinued Operations

        During the second quarter of fiscal 2013, the Company closed the sale of the Hologram Business, previously within the OSP reportable segment, to OpSec Security Inc. and received gross proceeds of $11.5 million in cash.

        In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Hologram Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

        Net revenue of the Hologram Business for fiscal 2013, 2012 and 2011 was $5.2 million, $19.7 million and $22.6 million, respectively. Net loss from discontinued operations was zero, $29.5 million, and $7.1 million for fiscal 2013, 2012 and 2011, respectively. Net loss from discontinued operation in fiscal 2012 primarily related to impairment charges on long-lived assets. There was no tax effect associated with the discontinued operation.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

        During fiscal 2013 the Company recorded a gain of $0.6 million as a component of Loss from discontinued operations, net of tax on the Consolidated Statement of Operations in connection with the sale of the Hologram Business, calculated as follows (in millions):

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 20. Quarterly Financial Information (Unaudited)

        The following table presents the Company's quarterly consolidated statements of operations for fiscal 2013 and 2012 (in millions, except per share data):

	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012	June 30, 2012	March 31, 2012	December 31, 2011	October 1, 2011
Net revenue	$421.3	$405.3	$429.4	$420.9	$434.0	$403.3	$409.3	$415.8
Cost of sales (4)	229.0	233.0	225.8	231.2	237.6	221.4	219.4	219.9
Amortization of acquired technologies (4)	14.6	17.0	14.6	17.1	14.8	14.1	15.4	14.3

Gross profit	177.7	155.3	189.0	172.6	181.6	167.8	174.5	181.6
Operating expenses:
Research and development	67.6	65.8	63.5	61.6	63.8	62.0	58.9	59.3
Selling, general and administrative	111.9	107.3	105.4	104.7	106.9	104.5	105.3	110.3
Amortization of other intangibles (4)	3.9	3.1	2.2	3.5	5.5	5.7	5.4	5.1
Restructuring and related charges	12.9	0.4	3.0	2.7	4.9	2.0	4.0	1.5

Total operating expenses	196.3	176.6	174.1	172.5	181.1	174.2	173.6	176.2

(Loss) income from operations	(18.6)	(21.3)	14.9	0.1	0.5	(6.4)	0.9	5.4
Interest and other income (expense), net (2)	(0.4)	(0.9)	(2.4)	(0.4)	10.6	0.2	1.0	1.0
Interest expense	(2.5)	(4.2)	(5.1)	(6.1)	(7.2)	(6.9)	(6.6)	(6.6)

(Loss) income from continuing operations before income taxes	(21.5)	(26.4)	7.4	(6.4)	3.9	(13.1)	(4.7)	(0.2)
(Benefit from) provision for income taxes (5)	(113.0)	1.6	4.1	3.4	2.5	3.1	3.0	3.4

Income (loss) from continuing operations, net of tax	91.5	(28.0)	3.3	(9.8)	1.4	(16.2)	(7.7)	(3.6)
Loss from discontinued operations, net of tax (3)	1.0	—	0.8	(1.8)	(23.6)	(1.2)	(2.5)	(2.2)

Net income (loss)	$92.5	$(28.0)	$4.1	$(11.6)	$(22.2)	$(17.4)	$(10.2)	$(5.8)

Basic net income (loss) per share from:
Continuing operations	$0.39	$(0.12)	$0.02	$(0.04)	$0.01	$(0.07)	$(0.03)	$(0.02)
Discontinued operations	—	—	—	(0.01)	(0.11)	(0.01)	(0.01)	(0.01)

Net income (loss) (1)	$0.39	$(0.12)	$0.02	$(0.05)	$(0.10)	$(0.08)	$(0.04)	$(0.03)

Diluted net income (loss) per share from:
Continuing operations	$0.38	$(0.12)	$0.02	$(0.04)	$0.01	$(0.07)	$(0.03)	$(0.02)
Discontinued operations	—	—	—	(0.01)	(0.11)	(0.01)	(0.01)	(0.01)

Net income (loss) (1)	$0.38	$(0.12)	$0.02	$(0.05)	$(0.10)	$(0.08)	$(0.04)	$(0.03)

Shares used in per share calculation:
Basic	236.9	235.9	234.4	232.8	231.7	230.6	229.4	228.4
Diluted	241.1	235.9	237.1	232.8	231.7	230.6	229.4	228.4

(1)
Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts do not equal the annual basic and diluted net income (loss) per share amount for fiscal 2013 or fiscal 2012, respectively.

(2)
During the quarter ended June 30, 2012, the Company received $10.5 million, net of deductibles, from the insurance company against the claim filed for business interruption and miscellaneous property losses arising due to flooding at one of the Company's manufacturing partner, of which $9.4 million was recorded as other income in Interest and other income (expense), net.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3)
During the quarter ended June 30, 2012, the Company recorded an impairment of long-lived assets of $21.5 million related to its Hologram Business which has been presented as Loss from discontinued operations, net of tax in accordance with the authoritative guidance. See "Note 19. Discontinued Operations" for more detail.

(4)
During the quarter ended March 30, 2013, the Company approved a strategic plan to exit CommTest's legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, the Company incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

(5)
During the quarter ended June 29, 2013, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the quarter.

Note 21. Subsequent Events

        On August 21, 2013, the Company completed an offering of $650.0 million aggregate principal amount of 0.625% Senior Convertible Debentures due 2033 (the "Notes") in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

        The Notes are unsecured obligations of the Company and bear interest at a rate of 0.625% per year. Interest on the Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year. In certain circumstances and during certain periods, the Notes may be converted at the option of holders into cash up to their principal amount, and into cash, shares of the Company's common stock, or a combination of cash and the Company's common stock at the Company's election for the conversion value above the principal amount. The initial conversion price is approximately $18.83 per share, which will be subject to customary anti-dilution adjustments. The Notes mature on August 15, 2033, unless earlier converted, redeemed or repurchased.

        Proceeds from the offering of the Notes amounted to approximately $636.3 million after deducting the initial purchasers' discounts and offering expenses. Concurrently with the offering, the Company used $100.0 million of the net proceeds to repurchase approximately 7.4 million shares of its outstanding common stock at $13.45 per share in privately negotiated transactions. The remaining net proceeds will be used for general corporate purposes.

        On August 21, 2013, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. See "Note 10. Debts and Letters of Credit" for more details.

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

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 29, 2013. The Company's internal control over financial reporting as of June 29, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the Company's executive officers and directors required by this Item is incorporated by reference to the section entitled "Proposal One—Elections of Directors" in the Company's Definitive Proxy Statement in connection with the 2013 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 29, 2013. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Beneficial Ownership Reporting Compliance" in the Proxy Statement.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information required by this Item is incorporated by reference to the sections entitled "Certain Relationships and Related Person Transactions," and "Code of Ethics," "Director Independence," and "Board Committees and Meetings" under the "Corporate Governance" heading in the Proxy Statement.

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

  3.
  Exhibits:

    See Item 15(b)

(b)
Exhibits:

  The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
3.1	Second Restated Certificate of Incorporation	8-K	3.1	8/29/11
3.3	Certificate of Designation of the Series B Preferred Stock	8-K	3.1	8/29/11
3.4	Certificate of Designation of the Special Voting Stock	8-K	3.1	8/29/11
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	9/18/12
3.6	Certificate of Amendment of Certificate of Designation of the Series B Preferred Stock	8-K	3.6	8/29/11
3.7	Amendment to Certificate of Incorporation	10-Q	3.1	2/6/13
4.1	Exchangeable Share Provisions attaching to the Exchangeable Shares of JDS Uniphase Canada Ltd. (Formerly 3506967 Canada Inc.)	14A		6/2/99

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
4.2	Voting and Exchange Trust Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and CIBC Mellon Trust Company	10-K	4.2	9/1/99
4.3	Exchangeable Share Support Agreement dated July 6, 1999, between JDS Uniphase, JDS Uniphase Canada Ltd. and JDS Uniphase Nova Scotia Company	10-K	4.3	9/1/99
4.4	Indenture dated August 21, 2013	8-K	4.1	8/21/13
4.5	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/13
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/02
10.3	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/30/11
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/02
10.5	2005 Acquisition Equity Incentive Plan	10-K	10.3	8/30/11
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/05
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/05
10.8	2008 Change of Control Benefits Plan	8-K	10.2	3/22/13
10.9	Form of Indemnification Agreement	8-K	10.9	8/15/11
10.10	Amended and Restated 2003 Equity Incentive Plan	10-Q	10.10	2/6/13
10.12	Promotion Letter for Alan Lowe	10-Q	10.22	11/12/09
10.16	Employment Agreement for Thomas Waechter	8-K	10.25	12/18/08
10.17	Form of Deferred Stock Unit Award Agreement	8-K	10.18	10/9/07
10.20	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S.)	10-K	10.20	8/31/10
10.21	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for China)	10-K	10.21	8/31/10
10.22	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for France)	10-K	10.22	8/31/10
10.23	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the Rest of World)	10-K	10.23	8/31/10
10.24	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S.)	10-K	10.24	8/31/10
10.25	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for China)	10-K	10.25	8/31/10

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.26	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for France)	10-K	10.26	8/31/10
10.27	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the Rest of World)	10-K	10.27	8/31/10
10.28	Amendment to Amended and Restated 1998 Employee Stock Purchase Plan	14A	App. E	9/25/09
10.29	Credit Agreement dated January 20, 2012, among JDS Uniphase Corporation, the lenders party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.1	1/26/12
10.30	Pledge and Security Agreement dated January 20, 2012, among JDS Uniphase Corporation, certain subsidiary guarantors party thereto and JPMorgan Chase Bank, N.A., as administrative agent.	8-K	10.2	1/26/12
10.31	2003 Equity Incentive Plan Form of Market Stock Unit Award Agreement				X
10.32	Amendment to Employment Agreement for Thomas Waechter	8-K	10.1	3/22/13
10.33	Verbal Agreement with Roy Bie	8-K	n/a	7/3/13
21.1	Subsidiaries of JDS Uniphase Corporation				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2013	JDS UNIPHASE CORPORATION
	By:	/s/ REX S. JACKSON Rex S. Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WAECHTER Thomas H. Waechter	President, Chief Executive Officer (Principal Executive Officer) and Director	August 23, 2013
/s/ REX S. JACKSON Rex S. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 23, 2013
/s/ KEITH BARNES Keith Barnes	Director	August 23, 2013
/s/ RICHARD BELLUZZO Richard Belluzzo	Chairman	August 23, 2013
/s/ HAROLD L. COVERT Harold L. Covert	Director	August 23, 2013
/s/ PENELOPE HERSCHER Penelope Herscher	Director	August 23, 2013
/s/ MASOOD JABBAR Masood Jabbar	Director	August 23, 2013
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	August 23, 2013