Form 10-Q
period 2013-09-28
JDS UNIPHASE CORP /CA/
filed 2013-11-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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

As of October 26, 2013, the Registrant had 232,837,321 shares of common stock outstanding, including 3,354,617 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012
Net revenue	$429.0	$420.9
Cost of sales	232.4	231.2
Amortization of acquired technologies	11.4	17.1
Gross profit	185.2	172.6
Operating expenses:
Research and development	69.6	61.6
Selling, general and administrative	107.1	104.7
Amortization of other intangibles	2.7	3.5
Restructuring and related (benefits) charges	(0.8)	2.7
Total operating expenses	178.6	172.5
Income from operations	6.6	0.1
Interest and other income (expense), net	(0.6)	(0.4)
Interest expense	(5.2)	(6.1)
Income (loss) from continuing operations before income taxes	0.8	(6.4)
Provision for income taxes	0.5	3.4
Income (loss) from continuing operations, net of tax	0.3	(9.8)
Loss from discontinued operations, net of tax	—	(1.8)
Net income (loss)	$0.3	$(11.6)

Basic net income (loss) per share from:
Continuing operations	$0.00	$(0.04)
Discontinued operations	—	(0.01)
Net income (loss)	$0.00	$(0.05)

Diluted net income (loss) per share from:
Continuing operations	$0.00	$(0.04)
Discontinued operations	—	(0.01)
Net income (loss)	$0.00	$(0.05)

Shares used in per share calculation:
Basic	235.3	232.8
Diluted	239.6	232.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012
Net income (loss)	$0.3	$(11.6)
Other comprehensive income (loss):
Unrealized gains and losses on investments, net of tax:
Unrealized holding gains (losses) arising during period	0.3	0.4
Less: reclassification adjustments included in net loss	—	(0.1)
Net change in cumulative translation adjustments, net of tax	10.9	3.3
Net change in other comprehensive income (loss)	11.2	3.6
Comprehensive income (loss)	$11.5	$(8.0)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 28,	June 29,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$449.3	$281.0
Short-term investments	607.8	205.2
Restricted cash	30.2	29.7
Accounts receivable, net (Note 6)	292.9	273.3
Inventories, net	138.5	145.8
Prepayments and other current assets	100.8	95.3
Total current assets	1,619.5	1,030.3
Property, plant and equipment, net	244.8	247.0
Goodwill	118.1	115.1
Intangibles, net	138.0	149.7
Deferred income taxes	159.0	155.5
Other non-current assets	27.5	17.6
Total assets	$2,306.9	$1,715.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$127.8	$97.7
Accrued payroll and related expenses	64.8	77.0
Income taxes payable	18.2	18.7
Deferred revenue	72.9	71.9
Accrued expenses	35.4	37.1
Other current liabilities	41.7	45.3
Total current liabilities	360.8	347.7
Long-term debt	518.2	—
Other non-current liabilities	207.6	206.2
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at September 28, 2013 and June 29, 2013, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 233 million shares at September 28, 2013 and 237 million shares at June 29, 2013, issued and outstanding	0.2	0.2
Additional paid-in capital	69,907.6	69,760.1
Accumulated deficit	(68,707.3)	(68,607.6)
Accumulated other comprehensive income	19.8	8.6
Total stockholders’ equity	1,220.3	1,161.3
Total liabilities and stockholders’ equity	$2,306.9	$1,715.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 28,	September 29,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$0.3	$(11.6)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	17.8	17.0
Amortization of acquired technologies and other intangibles	14.1	20.8
Stock-based compensation	15.7	12.7
Amortization of debt issuance costs and accretion of debt discount	3.3	4.5
Other	2.0	2.4
Changes in operating assets and liabilities, net of impact of acquisition of business:
Accounts receivable	(18.6)	34.8
Inventories	2.4	0.8
Other current and non-current assets	(4.4)	(12.7)
Accounts payable	29.5	(0.7)
Deferred revenue, current and non-current	1.7	(7.3)
Deferred taxes, net	(4.9)	(1.9)
Accrued payroll and related expenses	(22.8)	(14.0)
Accrued expenses and other current and non-current liabilities	(6.6)	(1.7)
Net cash provided by operating activities	29.5	43.1

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(470.5)	(147.8)
Maturities of available-for-sale investments	46.8	85.3
Sales of available-for-sale investments	25.7	17.3
Changes in restricted cash	(0.5)	(0.4)
Acquisition of business, net of cash acquired	(0.1)	(9.1)
Acquisition of property and equipment	(12.4)	(17.8)
Proceeds from the sale of assets	0.1	—
Net cash used in investing activities	(410.9)	(72.5)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	650.0	—
Payment of debt issuance costs	(13.5)	—
Repurchase and retirement of common stock	(100.0)	—
Redemption of senior convertible debt	—	(47.8)
Payment of financing obligations	(0.3)	(0.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	11.6	6.9
Net cash provided (used in) by financing activities	547.8	(41.1)

Effect of exchange rate changes on cash and cash equivalents	1.9	2.0
Increase (decrease) in cash and cash equivalents	168.3	(68.5)
Cash and cash equivalents at beginning of period	281.0	401.1
Cash and cash equivalents at end of period	$449.3	$332.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of September 28, 2013 and for the three months ended September 28, 2013 and September 29, 2012 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

The balance sheet as of June 29, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 28, 2013 and September 29, 2012 may not be indicative of results for the year ending June 28, 2014 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2014 is a 52-week year ending on June 28, 2014. The Company’s fiscal 2013 was a 52-week year ending on June 29, 2013.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.

Fiscal 2013 Out-of-Period Adjustments

During the three months ended September 29, 2012, the Company recorded out-of-period adjustments primarily related to the cost of sales in fiscal year 2011. The impact of the corrections reduced the net loss by $1.9 million for the three months ended September 29, 2012. Management and the Audit Committee concluded these errors, both individually and in aggregate, were not material to any prior year financial statements and the impact of correcting these errors in fiscal 2013 was not material to the full year fiscal 2013 financial statements.

Discontinued Operations

During the second quarter of fiscal 2013, the Company closed the sale of its hologram business (“Hologram Business”) for $11.5 million in cash. The Consolidated Statements of Operations reflect the Hologram Business as discontinued operations as described in “Note 18. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Note 2. Recently Issued Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

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

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 28,	September 29,
	2013	2012
Numerator:
Income (loss) from continuing operations, net of tax	$0.3	$(9.8)
Income (loss) from discontinued operations, net of tax	—	(1.8)
Net income (loss)	$0.3	$(11.6)
Denominator:
Weighted-average number of common shares outstanding:
Basic	235.3	232.8
Effect of dilutive securities from stock-based benefit plans	4.3	—
Diluted	239.6	232.8

Basic net income (loss) per share from:
Continuing operations	$0.00	$(0.04)
Discontinued operations	—	(0.01)
Net income (loss)	$0.00	$(0.05)

Diluted net income (loss) per share from:
Continuing operations	$0.00	$(0.04)
Discontinued operations	—	(0.01)
Net income (loss)	$0.00	$(0.05)

As the Company incurred a net loss for the three months ended September 29, 2012, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 28,	September 29,
	2013 (1)	2012 (2)
Employee stock options and ESPP	1.5	8.5
RSUs	0.5	8.5
Total potentially dilutive securities	2.0	17.0

(1)         The Company’s 0.625% Senior Convertible Notes are not included in the table above.  The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in- the-money” conversion benefit feature at the conversion price above $18.83 per share is payable in cash, shares of the Company’s common stock or a combination of both.  Refer to “Note 10.  Debts and Letters of Credit” for more details.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(2)         The Company’s 1% Senior Convertible Notes are not included in the table above.  The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash.  Refer to “Note 10.  Debts and Letters of Credit” for more details.

Note 4. Accumulated Other Comprehensive Income

The Company’s accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the three months ended September 28, 2013, the changes in accumulated other comprehensive income by component net of tax were as follows (in millions):

	Unrealized
	losses on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6
Other comprehensive income before reclassification adjustments	0.3	10.9	—	11.2
Amounts reclassified from accumulated other comprehensive income	—	—	—	—
Net current-period other comprehensive income	0.3	10.9	—	11.2
Ending balance as of September 28, 2013	$(2.8)	$27.3	$(4.7)	$19.8

(1) Refer to “Note 15. Employee Defined Benefit Plan” for more details on the computation of net periodic cost for pension plans.

Note 5. Mergers and Acquisitions

Arieso Ltd. (“Arieso”)

On March 7, 2013 (“Arieso Closing Date”), the Company completed the acquisition of Arieso, a privately-held company headquartered in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/Long Term evolution (“LTE”) network performance and enrich the mobile subscriber experience.

Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso’s solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso was integrated in the Company’s Network and Service Enablement segment (“NSE”), which was referred to as the Communications Test and Measurement segment (“CommTest”) prior to the first quarter of fiscal 2014. Refer to “Note 17. Operating Segments” for more details.

The Company acquired all outstanding shares of Arieso for approximately $89.7 million in cash, subject to holdback payments of approximately $12.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the Arieso Closing Date.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$0.2
Intangible assets acquired:
Developed technology	32.8
Customer relationships	14.5
Order backlog	1.4
Goodwill	40.8
Total purchase price	$89.7

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

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of five years. Order backlog was fully amortized in fiscal 2013.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Arieso. Goodwill was assigned to the NSE segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

In accordance with the authoritative guidance, the Company expensed $1.8 million of acquisition-related costs incurred in fiscal 2013 as Selling, general and administrative expenses in the Company’s Consolidated Statement of Operations.

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012 (“GenComm Closing Date”), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the GenComm Closing Date. After the GenComm Closing Date, GenComm was integrated in the Company’s NSE segment.

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

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships and order backlog was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationship intangible assets are being amortized over their estimated useful lives of four years. Order backlog was fully amortized in fiscal 2013.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of GenComm. Goodwill has been assigned to the NSE segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 29,	Charged to Costs		September 28,
	2013	and Expenses	Deduction (1)	2013
Allowance for doubtful accounts	$2.1	$0.5	$(0.2)	$2.4
Allowance for sales returns	0.1	—	(0.1)	—
Total accounts receivable reserves	$2.2	$0.5	$(0.3)	$2.4

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	September 28,	June 29,
	2013	2013
Finished goods	$69.0	$85.7
Work in process	37.7	37.0
Raw materials and purchased parts	31.8	23.1
Inventories, net	$138.5	$145.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments and Other Current Assets

The components of Prepayments and other current assets were as follows (in millions):

	September 28,	June 29,
	2013	2013
Prepayments	$36.4	$36.0
Advances to contract manufacturers	13.7	14.6
Deferred income tax	4.9	3.9
Refundable income taxes	2.3	2.3
Other receivables	31.5	26.1
Assets held for sale	2.3	2.2
Other current assets	9.7	10.2
Prepayments and other current assets	$100.8	$95.3

At September 28, 2013 and June 29, 2013, land and buildings owned in Switzerland met the held for sale criteria in accordance with the authoritative guidance. Accordingly, the Company has classified the land and buildings as an asset held for sale which is recorded as a component of Prepayments and other current assets in the Consolidated Balance Sheets.

Property, Plant and Equipment, Net

The components of Property, plant and equipment, net were as follows (in millions):

	September 28,	June 29,
	2013	2013
Land	$14.7	$14.6
Buildings and improvements	35.6	34.9
Machinery and equipment	464.5	453.8
Furniture, fixtures, software and office equipment	139.9	132.9
Leasehold improvements	94.2	92.7
Construction-in-progress	12.0	14.9
	760.9	743.8
Less: Accumulated depreciation	(516.1)	(496.8)
Property, plant and equipment, net	$244.8	$247.0

At September 28, 2013 and June 29, 2013, property, plant and equipment, net included $21.4 million and $21.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. Refer to “Note 16. Commitments and Contingencies” for more detail.

During the three months ended September 28, 2013 and September 29, 2012, the Company recorded $17.8 million and $16.9 million of depreciation expense, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Current Liabilities

The components of Other current liabilities were as follows (in millions):

	September 28,	June 29,
	2013	2013
Deferred compensation plan	$4.5	$4.2
Warranty accrual	5.9	6.0
VAT liabilities	5.3	5.6
Restructuring accrual	7.8	10.3
Current notes payable	2.0	2.0
Other	16.2	17.2
Other current liabilities	$41.7	$45.3

Other Non-Current Liabilities

The components of Other non-current liabilities were as follows (in millions):

	September 28,	June 29,
	2013	2013
Pension accrual and post-employment benefits	$95.7	$92.0
Deferred taxes	9.8	11.0
Restructuring accrual	5.3	6.2
Financing obligation	32.3	32.4
Non-current income taxes payable	14.1	13.4
Asset retirement obligations	8.8	8.8
Long-term deferred revenue	25.8	25.8
Other	15.8	16.6
Other non-current liabilities	$207.6	$206.2

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At September 28, 2013, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$50.5	$—	$—	$50.5
U.S agencies	119.3	0.1	—	119.4
Municipal bonds and sovereign debt instruments	20.9	—	—	20.9
Asset-backed securities	40.9	—	(0.3)	40.6
Corporate securities	456.1	0.3	(0.1)	456.3
Total debt available-for-sale securities	$687.7	$0.4	$(0.4)	$687.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of September 28, 2013, of the total estimated fair value, $83.6 million was classified as cash equivalents, $603.3 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, at September 28, 2013, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.5 million, of which $0.8 million was invested in debt securities, $0.4 million was invested in money market instruments and funds and $3.3 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three months ended September 28, 2013 and September 29, 2012, the Company recorded no other-than-temporary impairment charges.

At September 28, 2013, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

At September 28, 2013, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$479.0	$479.0
Amounts maturing in 1 - 5 years	207.7	207.9
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$687.7	$687.7

At June 29, 2013, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$12.0	$—	$—	$12.0
U.S. agencies	52.4	—	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	—	12.7
Asset-backed securities	15.5	—	(0.3)	15.2
Corporate securities	135.1	0.7	(0.1)	135.7
Total debt available-for-sale securities	$227.7	$0.7	$(0.4)	$228.0

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of June 29, 2013, of the total estimated fair value, $26.2 million was classified as cash equivalents, $201.0 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition to the amounts presented above, at June 29, 2013, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.2 million, of which $0.8 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $3.1 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

At June 29, 2013, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

Fair Value Measurements

Assets measured at fair value at September 28, 2013 are summarized below (in millions):

		Fair value measurement as of September 28, 2013
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$50.5	$50.5	$—
U.S. agencies	119.4	—	119.4
Municipal bonds and sovereign debt instruments	20.9	—	20.9
Asset-backed securities	40.6	—	40.6
Corporate securities	456.3		456.3
Total debt available-for-sale securities	687.7	50.5	637.2
Money market funds	324.4	324.4	—
Trading securities	4.5	4.5	—
Total assets (1)	$1,016.6	$379.4	$637.2

(1)         $374.3 million in cash and cash equivalents, $607.8 million in short-term investments, $29.7 million in restricted cash, and $4.8 million in other non-current assets on the Company’s Consolidated Balance Sheet.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of June 29, 2013 and during the three months ended September 28, 2013, the Company held no Level 3 investments.

Foreign Currency Forward Contracts

The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts and other instruments to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.

The forward contracts, most with a term of less than 120 days, were transacted near month end; therefore, the fair value of the contracts as of both September 28, 2013 and June 29, 2013, is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Network and	Optical Security and
	Service Enablement (1)	Performance Products	Total
Balance as of June 29, 2013	$106.8	$8.3	$115.1
Currency translation and other adjustments	3.0	—	3.0
Balance as of September 28, 2013	$109.8	$8.3	$118.1

(1) In the first quarter of fiscal 2014, the Company changed the name of the CommTest segment to NSE. Refer to “Note 17. Operating Segments” for more details.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2013, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three months ended September 28, 2013 and September 29, 2012.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of September 28, 2013	Amount	Amortization	Net
Acquired developed technology	$550.1	$(450.3)	$99.8
Other	220.3	(182.1)	38.2
Total intangibles	$770.4	$(632.4)	$138.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Gross
	Carrying	Accumulated
As of June 29, 2013	Amount	Amortization	Net
Acquired developed technology	$546.8	$(437.4)	$109.4
Other	218.8	(178.5)	40.3
Total intangibles	$765.6	$(615.9)	$149.7

During the three months ended September 28, 2013 and September 29, 2012, the Company recorded $14.1 million and $20.6 million respectively, of amortization expense relating to acquired developed technology and other intangibles. During the three months ended September 29, 2012, the Company approved a plan to terminate the concentrated photovoltaic (“CPV”) product line within its Communications and Commercial Optical Products (“CCOP”) segment and accordingly recorded $2.6 million of accelerated amortization. Refer to “Note 11. Restructuring and Related Charges” for more details.

Based on the carrying amount of acquired developed technology and other intangibles in continuing operations as of September 28, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2014	$36.5
2015	43.7
2016	22.9
2017	19.6
2018	11.1
Thereafter	4.2
Total amortization	$138.0

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

The following table presents details of the Company’s debt as of September 28, 2013 (in millions):

September 28,
2013
0.625% senior convertible notes	$518.2
1% senior convertible notes	—
Total convertible debt	518.2
Less: current portion	—
Total long-term debt	$518.2

The Company had no debt as of June 29, 2013. The Company was in compliance with all debt covenants as of September 28, 2013.

0.625% Senior Convertible Notes

On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased.

Under certain circumstances and during certain periods, the 2033 Notes may be converted at the option of the holders  into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price is $18.83 per share,

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

representing a 40.0% premium to the closing sale price of the Company’s common stock on the pricing date, August 15, 2013, which will be subject to customary anti-dilution adjustments. Holders may convert the 2033 Notes at any time on or prior to the close of business on the business day immediately preceding February 15, 2033, and other than during the period from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018, in multiples of $1,000 principal amount, under the following circumstances:

•                  on any date during any calendar quarter beginning after December 31, 2013 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days during the 30 consecutive trading-day period ending the last trading day of the previous calendar quarter;

•                  if the 2033 Notes are called for redemption;

•                  upon the occurrence of specified corporate events;

•                  if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2033 Notes), or

•                  during the five consecutive business-day period immediately following any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of the 2033 Notes for each day of such 10 consecutive trading-day period was less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on such date.

During the periods from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018 and from, and including, February 15, 2033 until the close of business on the business day immediately preceding the maturity date, holders may convert the 2033 Notes at any time, regardless of the foregoing circumstances.

Holders of the 2033 Notes may require the Company to purchase all or a portion of the 2033 Notes on each of August 15, 2018, August 15, 2023 and August 15, 2028, or upon the occurrence of a fundamental change, in each case, at a price equal to 100% of the principal amount of the 2033 Notes to be purchased, plus accrued and unpaid interest to, but excluding the purchase date. The Company may redeem all or a portion of the 2033 Notes for cash at any time on or after August 20, 2018, at a redemption price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of September 28, 2013, the expected remaining term of the 2033 Notes is 4.9 years.

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $10.9 million and the equity issuance costs (attributable to the equity component) of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of September 28, 2013, the unamortized portion of the debt issuance costs related to the 2033 Notes was $10.7 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

September 28,
2013
Carrying amount of equity component	$134.4
Principal amount of 0.625% Senior Convertible Notes	$650.0
Unamortized discount of liability component	(131.8)
Carrying amount of liability component	$518.2

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on quoted market prices as of September 28, 2013, the fair market value of the 2033 Notes was approximately $695.1 million. The 2033 Notes are classified within level 2 as they are not actively traded in markets.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

Three Months Ended
September 28,
2013
Effective interest rate	5.4%
Interest expense-contractual interest	$0.4
Accretion of debt discount	2.6

The increase of the debt related to the interest accretion is treated as a non-cash transaction.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425.0 million aggregate principal amount of 1% Senior Convertible Notes due 2026. Proceeds from the notes amounted to $415.9 million after issuance costs. The notes bore interest at a rate of 1.0% per year and were convertible into a combination of cash and shares of the Company’s common stock at a conversion price of $30.30 per share.

In accordance with the authoritative guidance which applied to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount was accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense.

In the first quarter of fiscal 2013, the Company recognized the contractual interest expense of $0.7 million and accreted debt discount of $4.2 million. Between fiscal 2009 and fiscal 2013, the Company repurchased or redeemed the $425.0 million aggregate principal amount of the notes. As of June 29, 2013, no amounts were outstanding.

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of September 28, 2013, the Company had 15 standby letters of credit totaling $33.6 million.

Note 11. Restructuring and Related Charges

The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align its businesses response to market conditions. As of September 28, 2013, the Company’s total restructuring accrual was $13.1 million.  During the three months ended September 28, 2013 and September 29, 2012, the Company recorded a benefit from restructuring activities of $0.8 million and restructuring related expenses of $2.7 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended September 28, 2013 were as follows:

		Three Months
		Ended		Non-cash
	Balance	September 28,		Settlements	Balance
	June 29,	2013	Cash	and Other	September 28,
	2013	Charges	Settlements	Adjustments	2013
Fiscal 2013 Plans
OSP Operational Realignment Plan (Workforce Reduction)	$3.7	$(0.9)	$—	$—	$2.8
NSE Lease Restructuring Plan:
Lease Costs	5.0	—	(0.4)	—	4.6
Equipment and Facility Costs	—	0.1	(0.1)	—	—
Total NSE Lease Restructuring Plan	$5.0	$0.1	$(0.5)	$—	$4.6
CCOP Outsourcing Plan (Workforce Reduction)	0.7	—	(0.1)	—	0.6
NSE Wireless Business Restructuring Plan (Workforce Reduction)	1.0	(0.1)	(0.3)	—	0.6
Other plans	0.5	—	(0.5)	—	—
Fiscal 2012 Plans
NSE Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	$2.0	$0.1	$(0.7)	$—	$1.4
Lease Costs	0.1	—	—	—	0.1
Total NSE Operation and Repair Outsourcing Restructuring Plan	$2.1	$0.1	$(0.7)	$—	$1.5
Other plans	0.6	—	(0.1)	—	0.5
Plans Prior to Fiscal 2012	2.9	—	(0.5)	0.1	2.5
Total	$16.5	$(0.8)	$(2.7)	$0.1	$13.1

Ottawa Lease Exit Costs	$3.7	$—	$(0.3)	$0.1	$3.5

As of September 28, 2013 and June 29, 2013, the Company included the long-term portion of the restructuring liability of $5.3 million and $6.2 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility, that were included in Selling, general and administrative expenses. The fair value of the remaining contractual obligations, net of sublease income, is $3.5 million and $3.7 million as of September 28, 2013 and June 29, 2013, respectively. The Company included the long-term portion of the contract obligations of $2.4 million and $2.7 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2013 Plans

OSP Operational Realignment Plan

During the fourth quarter of fiscal 2013, Management approved a plan in the OSP segment to realign its operations to focus on priority markets such as Anti-counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense. As a result, the OSP segment is ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use the Multi-layer Anti-reflection Coater, custom display, and certain box coater production platforms which were at the end of their product lifecycle. The business segment intends to phase out production of these product offerings by the end of the third quarter of fiscal 2014 and de-commission and dispose of certain related production equipment. This will result in consolidation of manufacturing operations and office space at the Santa Rosa, California site and reduction of workforce by approximately 86 employees primarily in manufacturing, R&D and SG&A functions located in the United States. During the first quarter of fiscal 2014, Management reduced the number of employees

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

impacted by this plan from 126 to 86, which reduced the total liability for this plan by approximately $0.9 million.  As of September 28, 2013, no employees have been terminated. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

NSE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NSE segment. As of June 29, 2013, the Company exited the workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of September 28, 2013 was $4.6 million. The final payment of $0.1 million related to the Beijing lease costs was paid during the first quarter of fiscal 2014. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2021.

CCOP Outsourcing Plan

During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with its continuous efforts for supply chain optimization. As a result, 43 employees primarily in manufacturing, R&D and SG&A functions located in the United States were impacted. As of September 28, 2013, 13 employees have been terminated. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

NSE Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, Management approved a plan to align the Company’s investment strategy in the NSE segment with customer spending priorities in high-growth product lines such as wireless network assurance. As a result, the segment eliminated positions in R&D, sales and operations functions that supported low-growth product lines and 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. As of September 28, 2013, 55 employees have been terminated. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Fiscal 2012 Plans

NSE Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the NSE segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management (“CEM”) business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and will impact 169 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of September 29, 2012, the Company exited both workspaces. The fair value of the remaining contractual obligations, net of sublease income as of September 28, 2013, was $0.1 million. The employees being affected are located in North America, Europe, Latin America and Asia. As of September 28, 2013, 152 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2012

The restructuring accrual for plans that commenced prior to fiscal year 2012 was $2.5 million. Of this amount, $1.5 million is related to severance and benefits accrual for the NSE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2012.

Note 12. Income Tax

The Company recorded an income tax expense of $0.5 million and $3.4 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

The income tax expense recorded for the three months ended September 28, 2013 and September 29, 2012, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year. A tax benefit of $4.2 million was recorded in the Company’s income tax provision for the three months ended September 28, 2013 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.  In accordance with authoritative guidance, the current quarter benefit may reverse during the year.

The income tax expense or benefit recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s loss or profit before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations and due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules.

As of September 28, 2013 and June 29, 2013 the Company’s unrecognized tax benefits totaled $81.9 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.9 million accrued for the payment of interest and penalties at September 28, 2013. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $22.1 million.

Note 13. Stockholders’ Equity

Repurchase of Common Stock

During the first quarter of fiscal 2014, the Company repurchased 7.4 million shares of its outstanding common stock at $13.45 per share in privately negotiated transactions. The total purchase price of $100.0 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased under this program have been cancelled and retired.

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 28, 2013 and September 29, 2012 was as follows (in millions):

	Three Months Ended
	September 28,	September 29,
	2013	2012
Cost of sales	$2.4	$2.2
Research and development	3.7	2.9
Selling, general and administrative	9.6	7.5
	$15.7	$12.6

Approximately $1.9 million of stock-based compensation was capitalized in inventory at September 28, 2013.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. The Company granted no stock options in the first quarter of fiscal 2014 or fiscal 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 28, 2013, $0.9 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.1 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees an opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6-month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Merton valuation model.

As of September 28, 2013, $0.8 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2014.

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

In the first quarter of fiscal 2014 and fiscal 2013, the Company granted 4.4 million and 5.4 million RSUs, of which 0.6 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSUs shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2014 and fiscal 2013 was estimated to be $9.2 million and $9.8 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 3.8 million and 4.7 million shares for the first quarter of fiscal 2014 and fiscal 2013 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and quarterly over the remaining two years.

As of September 28, 2013, $107.6 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.

Full Value Awards are converted into shares upon vesting.  Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.  During the first fiscal quarter of 2014 and 2013, the Company paid $11.2 million and $7.4 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Three Months Ended
	September 28,	September 29,
	2013	2012

Volatility of common stock	53.9%	57.7%
Average volatility of peer companies	58.6%	58.3%
Average correlation coefficient of peer companies	0.2920	0.3214
Risk-free interest rate	0.8%	0.4%

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

As of September 28, 2013, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the first quarter of fiscal 2014, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended
	September 28,	September 29,
	2013	2012
Service cost	$0.1	$0.1
Interest cost	1.2	1.1
Expected return on plan assets	(0.4)	(0.3)
Net periodic benefit cost	$0.9	$0.9

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.2 million related to its defined benefit pension plans during fiscal 2014 to make current benefit payments and fund future obligations. As of September 28, 2013, approximately $1.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2013.

Note 16. Commitments and Contingencies

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 28, 2013 and June 29, 2013.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	September 28,	September 29,
	2013	2012
Balance as of beginning of period	$6.9	$8.1
Provision for warranty	2.3	1.9
Utilization of reserve	(1.4)	(1.3)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.0)	(1.1)
Balance as of end of period	$6.8	$7.6

Financing Obligations — Eningen and Santa Rosa

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

As of September 28, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.2 million was included in Other non-current liabilities. As of June 29, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of September 28, 2013, $1.1 million was included in Other current liabilities, and $27.1 million was included in Other non-current liabilities. As of June 29, 2013, $1.1 million was included in Other current liabilities, and $27.4 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Future Minimum Financing Payments — Eningen and Santa Rosa Financing Obligations

As of September 28, 2013, future minimum financing payments of the financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2014	$2.8
2015	3.7
2016	3.5
2017	3.5
2018	3.6
Thereafter	33.8
Total	$50.9

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

The Company is a leading provider of network service and enablement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers (“NEMs”), and enterprises. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

In the first quarter of fiscal 2014, the Company changed the name of the Communication Test and Measurement segment to Network and Service Enablement. The name NSE more accurately reflects the value the Company brings to customers and the evolution of the Company’s product portfolio, one that includes communications test instruments as well as microprobes, software and services that provide the visibility necessary throughout the network to improve service and application performance.

The Company’s reportable segments are:

(i) Network and Service Enablement:

NSE provides end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance. These solutions speed time-to-revenue by accelerating the deployment of new products and services, lower operating expenses and improve network performance and reliability. Included in the product portfolio are test tools, platforms, microprobes, software, and services for wireless and fixed networks.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(ii) Communications and Commercial Optical Products:

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

CCOP also provides a broad laser portfolio that addresses the needs of original equipment manufacturers (“OEM”) clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

(iii) Optical Security and Performance Products:

OSP provides innovative optical security solutions, with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for gesture-recognition and other applications.

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013. The Company evaluates segment performance based on operating income (loss), excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, non-operating income and expenses, or other non-recurring charges to its segments as highlighted in the table below.

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 28,	September 29,
	2013	2012

Net revenue:
Network and Service Enablement	$171.9	$169.5
Communications and Commercial Optical Products	204.6	194.9
Optical Security and Performance Products	52.5	56.5
Net revenue	$429.0	$420.9

Operating income (loss):
Network and Service Enablement	$12.6	$16.8
Communications and Commercial Optical Products	27.2	23.8
Optical Security and Performance Products	19.1	21.2
Corporate	(23.5)	(23.1)
Total segment operating income	35.4	38.7
Unallocated amounts:
Stock-based compensation	(15.7)	(12.6)
Acquisition-related charges and amortization of intangibles	(14.1)	(21.4)
Loss on disposal of long-lived assets	(0.3)	(1.3)
Restructuring activities	0.8	(2.7)
Other charges related to non-recurring activities	0.5	(0.6)
Interest and other income	(0.6)	(0.4)
Interest expense	(5.2)	(6.1)
Income (loss) from continuing operations before income taxes	$0.8	$(6.4)

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Net revenue of the Hologram Business for the three months ended September 29, 2012 was $4.9 million. Net loss for the three months ended months ended September 29, 2012 was $1.8 million. There was no tax effect associated with the discontinued operation for any periods presented.

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

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 29, 2013.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU provides network and service enablement solutions and optical products for telecommunications service providers, cable operators, and network equipment manufacturers. Our diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of applications.

In the first quarter of fiscal 2014, we changed the name of our Communication Test and Measurement segment to Network and Service Enablement (“NSE”). The name NSE more accurately reflects the value the Company brings to customers and the evolution of the Company’s product portfolio, one that includes communications test instruments as well as microprobes, software and services that  provide the visibility necessary throughout the network to improve service and application performance.

To serve its markets, JDSU operates the following business segments:

•                  Network and Service Enablement

•                  Communications and Commercial Optical Products (“CCOP”)

•                  Optical Security and Performance Products (“OSP”)

Network and Service Enablement

NSE provides an integrated portfolio of network and service enablement solutions that provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance.

These solutions are made up of test instruments and customer experience management solutions (“CEM”) supported by microprobes, monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications.

As a result of this continued and rapid growth, operators and providers are looking for new ways to drive business agility and generate revenue with innovative services, while continuing to focus on reducing operating costs and improving network performance. To this end, NSE provides world-class network and service enablement solutions, focusing on software and solutions offerings in high-growth markets while leveraging its instruments portfolio. These strategic investments are being placed globally to meet end-customer demand.

JDSU’s network enablement solutions include instruments and software to build, activate, certify, troubleshoot, monitor, and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance, and greater customer satisfaction. These products include instruments and software that access the network to perform installation and maintenance tasks. Our service enablement solutions collect and analyze complete network data to reveal the true customer experience and opportunities for new revenue streams with enhanced management, control, optimization, and differentiation.

NSE solutions address lab and production environments, field deployment and service assurance for Ethernet and IP services over wireless and fixed communications networks, including storage networks. NSE’s solutions include one of the largest test instrument portfolios in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. NSE is leveraging this installed base and knowledge of network management methods and procedures to develop advanced customer experience solutions. These solutions let carriers remotely monitor performance and quality of service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks.

NSE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. NSE customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. NSE customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

Communications and Commercial Optical Products

CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components.

Serving telecommunications and enterprise data communications markets, CCOP products include components, modules, subsystems, and solutions for access (local), metro (intracity), long-haul (city-to-city and worldwide), and submarine (undersea) networks, as well as SANs, LANs and WANs. These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFP+s. CCOP’s growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

Original equipment manufacturers (“OEM”) use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state, and gas—that offer low- to high-power output with UV, visible and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

Gesture recognition systems use both CCOP’s gesture recognition light source and OSP’s gesture recognition optical filters. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, instead of using a device like a mouse or remote control. Emerging markets for gesture recognition include gaming platforms, home entertainment, mobile devices and personal computing.

CCOP’s optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Nokia Solutions and Networks, and Tellabs. CCOP’s lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

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

Leveraging its expertise in spectral management and its unique high-precision coating capabilities, OSP improves the performance of a range of products in the consumer-electronics market. For example, gesture recognition devices designed for gaming platforms use OSP optical filters.

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

During the fourth quarter of fiscal 2013, we made a decision to cease production of certain legacy custom optic products at the end of their lifecycle, including anti-reflection products, solar cell covers, and front-surface mirrors for display and office automation applications as well as certain infrared and box coater solutions. Based on customer requests, we have extended the phase out of these solutions, originally planned to be completed by the end of the second quarter of fiscal 2014, to the end of the third quarter of fiscal 2014.

OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

See “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 28,	September 29,		Percentage
	2013	2012	Change	Change
Segment Net Revenue:
NSE	$171.9	$169.5	$2.4	1.4%
CCOP	204.6	194.9	9.7	5.0
OSP	52.5	56.5	(4.0)	(7.1)
Net revenue	$429.0	$420.9	$8.1	1.9%

Amortization of acquired technologies	$11.4	$17.1	$(5.7)	(33.3)%
Percentage of net revenue	2.7%	4.1%

Gross profit	185.2	172.6	12.6	7.3%
Gross margins	43.2%	41.0%

Research and development	69.6	61.6	8.0	13.0%
Percentage of net revenue	16.2%	14.6%

Selling, general and administrative	107.1	104.7	2.4	2.3%
Percentage of net revenue	25.0%	24.9%

Restructuring and related (benefits) charges	(0.8)	2.7	(3.5)	(129.6)%
Percentage of net revenue	(0.2)%	0.6%

Loss from discontinued operations, net of tax	—	(1.8)	1.8	(100.0)%
Percentage of net revenue	—%	0.4%

Net Revenue

Net revenue increased by $8.1 million, or 1.9%, during the three months ended September 28, 2013 compared to the same period a year ago. This increase was primarily due to increases in our CCOP and NSE segments, partially offset by a decrease in our OSP segment as discussed below.

NSE net revenue increased by $2.4 million, or 1.4%, during the three months ended September 28, 2013 compared to the same period a year ago. This increase was driven by $19.6 million of net revenue increases primarily from our Media Access and Content and Fiber product lines primarily due to an increase in net revenue from key customers in our Media Access and Content product line. This increase was partially offset by $17.2 million of net revenue decreases primarily from our CEM, Cloud and Data Center and Ethernet product lines. These decreases were primarily due to (i) a decrease in net revenue from legacy products in our CEM product line, (ii) a reduction in net revenue due to the wind down of certain products in our Cloud and Data Center product line and (iii) a decline in volume from key customers in our Ethernet product line in the current period.

CCOP net revenue increased by $9.7 million, or 5.0%, during the three months ended September 28, 2013 compared to the same period a year ago. This increase was driven by $41.4 million of net revenue increases primarily from our Gesture Recognition Light Source, Circuit Packs and Pluggable product lines. These increases were primarily due to the continued ramp of a new product in our Gesture Recognition Light Source product line in addition to increased telecom and datacom demand for our Circuit Packs and Pluggable product lines. These increases were partially offset by $31.7 million of net revenue decreases primarily from our ROADMs, Tunables and Passive Components product lines due to lower overall demand.

OSP net revenue decreased by $4.0 million, or 7.1%, during the three months ended September 28, 2013 compared to the same period a year ago. This decrease was driven by $5.5 million of net revenue decreases primarily from our Anti-Counterfeiting product line due to higher cyclical demand for currency product in the same period a year ago. This decrease was partially offset by $1.5 million of net revenue increases primarily from our Consumer and Industrial product line driven by demand for our new gesture recognition product released in the second half of fiscal 2013.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NSE and optical communications product portfolios and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and NSE markets, which affects revenue and gross profit; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry; (d) the current trend of communication industry consolidations, which is expected to continue, that directly affects our CCOP and NSE customer bases and adds additional risk and uncertainty to our financial and business predictability; and (e) activities related to our program of contract manufacturing transitions in our NSE segment that present additional supply chain and product delivery disruption risks, yield and quality concerns and risk of increased cost. These risks limit our ability to predict longer-term revenue, profitability and general financial performance.

We operate primarily in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic regions (in millions):

	Three Months Ended
	September 28,		September 29,
	2013		2012
Net revenue:
Americas	$199.2	46.4%	$209.8	49.8%
EMEA	104.0	24.3	97.0	23.0
Asia-Pacific	125.8	29.3	114.1	27.2
Total net revenue	$429.0	100.0%	$420.9	100.0%

Net revenue was assigned to geographic regions based on customer shipment locations. Net revenue for Americas included net revenue from the United States of $144.7 million and $163.9 million, respectively, for the three months ended September 28, 2013 and September 29, 2012. Net revenue from customers outside the Americas represented 53.6% and 50.2%, respectively, of net revenue for the three months ended September 28, 2013 and September 29, 2012. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and net revenue growth opportunities.

Gross Margin

Gross margin increased 2.2 percentage points during the three months ended September 28, 2013 from 41.0% in the same period a year ago to 43.2% in the current period. The increase was primarily due to a reduction in amortization of developed technology in the current period due to certain intangible assets becoming fully amortized in fiscal 2013 and improvements in CCOP gross margin driven by an improvement in production costs and a more favorable product mix as revenue from new products, which generally have higher margins, increased in the current period. This was partially offset by an increase in CCOP net revenue, which yields lower gross margin generally than our other two segments and represented a higher percentage of consolidated net revenue in the current period.

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

Research and Development (“R&D”)

R&D expense increased by $8.0 million, or 13.0%, during the three months ended September 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $6.0 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our continued investment in product development and a $1.9 million reduction in R&D offsets from customer funded product development projects in our CCOP segment in the current period.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased by $2.4 million, or 2.3%, during the three months ended September 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $4.9 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation. This increase was partially offset by a $0.8 million reduction in accelerated depreciation expense related to the exit of facilities in the same period a year ago and a $0.7 million decrease in external costs due to the insourcing of application servers in the fourth quarter of fiscal 2013 net of an increase in associated depreciation expense.

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

Restructuring and Related Charges

We continue to reduce costs through targeted restructuring efforts intended to consolidate and rationalize business functions and related locations based on core competencies and cost efficiencies, to align our businesses in response to market conditions. We estimate annualized cost savings of approximately $18.5 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more details.

During the three months ended September 28, 2013, we recorded benefits from restructuring activities of $0.8 million. These benefits relate to previously announced restructuring plans and are primarily the result of the following:

•                  We incurred restructuring and related benefits from previously announced restructuring plans in the first quarter of fiscal 2014 relating to Management reducing the number of employees impacted by the OSP Operational Realignment Plan which reduced the total liability for this plan by approximately $0.9 million.

During the first quarter of fiscal 2013, we recorded $2.7 million in restructuring and related charges. These charges were a combination of new and continuations of previously announced restructuring plans, primarily as a result of the following:

•                  During the first quarter of fiscal 2013, Management approved a plan to terminate the CPV product line within CCOP based on limited opportunities for market growth. As a result, a restructuring charge of $0.6 million was recorded towards severance and employee benefits for 13 employees in manufacturing, research and development and selling, general and administrative functions. The affected employees were located in North America, Europe and Asia. All employees have been terminated and all payments related to severance and benefits were paid by the end of the second quarter of fiscal 2013.

•                  We also incurred restructuring and related charges from previously announced restructuring plans in the first quarter of fiscal 2013 relating to the following: (i) $0.5 million for transfer costs in NSE which was the result of the repair outsourcing initiative approved by Management during the fourth quarter of fiscal 2012, (ii) $0.5 million for the exit of two leased sites in NSE for the plan approved during the fourth quarter of fiscal 2012 and (iii) $1.1 million of additional severance and employee benefits arising primarily to adjust the accrual for restructuring plans announced in the fourth quarter of fiscal 2012 in NSE.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.2 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Interest and Other Income (Expense), Net

Interest and other income (expense), net decreased by $0.2 million during the three months ended September 28, 2013 from $0.4 million of expense during the same period a year ago to $0.6 million of expense in the current period. This decrease was primarily driven by a foreign exchange loss of $0.8 million in the current period compared to a foreign exchange gain of $0.9 million in the same period a year ago, partially offset by the fact that the prior period reflected a $2.1 million realized loss in connection with the repurchase of $50.0 million aggregate principal amount of the 1% Convertible Notes which was fully repurchased and redeemed in fiscal 2013.

Interest Expense

Interest expense decreased by $0.9 million, or 14.8%, during the three months ended September 28, 2013 compared to the same period a year ago. The decrease in interest expense was primarily due to a $0.3 million and $1.6 million decrease in cash and non-cash interest expense, respectively, on the 0.625% Senior Convertible Notes outstanding in the current period compared to the interest expense on the 1% Senior Convertible Notes outstanding in the same period a year ago. This was partially offset by a $1.3 million write-off of unamortized issuance costs related to the termination of the revolving credit facility in the current period. Refer to “Note 10. Debt and Letters of Credit” for more details.

Provision for Income Tax

We recorded an income tax expense of $0.5 million and $3.4 million for the three months ended September 28, 2013 and September 29, 2012, respectively.

The income tax expense recorded for the three months ended September 28, 2013 and September 29, 2012, primarily relate to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the respective year. A tax benefit of $4.2 million was recorded in our income tax provision for the three months ended September 28, 2013 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.  In accordance with authoritative guidance, the current quarter benefit may reverse during the year.

The income tax expense or benefit recorded for the respective periods presented differs from the expected income tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases and decreases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations and due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules.

As of September 28, 2013 and June 29, 2013, our unrecognized tax benefits totaled $81.9 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.9 million accrued for the payment of interest and penalties at September 28, 2013. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $22.1 million.

Discontinued Operations

During the second quarter of fiscal 2013, the Company closed the sale of the Hologram Business, previously within the OSP reportable segment, and received gross proceeds of $11.5 million in cash, subject to an earnout clause, requiring the buyer to pay up to a maximum additional amount of $4.0 million if the revenue generated by the business exceeds a pre-determined target amount during the one-year period immediately following the closing. The transaction was closed on October 12, 2012.

Net revenue of the Hologram Business for the three months ended September 29, 2012 was $4.9 million. Net loss for the three months ended September 29, 2012 was $1.8 million. There was no material tax effect associated with the discontinued operation.

Operating Segment Information (in millions)

	Three Months Ended
	September 28,	September 29,		Percentage
	2013	2012	Change	Change
Network and Service Enablement
Net revenue	$171.9	$169.5	$2.4	1.4%
Operating income	12.6	16.8	(4.2)	(25.0)%
Operating margin	7.3%	9.9%

Communications and Commercial Optical Products
Net revenue	$204.6	$194.9	9.7	5.0%
Operating income	27.2	23.8	3.4	14.3%
Operating margin	13.3%	12.2%

Optical Security and Performance Products
Net revenue	$52.5	$56.5	(4.0)	(7.1)%
Operating income	19.1	21.2	(2.1)	(9.9)%
Operating margin	36.4%	37.5%

NSE operating margin decreased 2.6 percentage points during the three months ended September 28, 2013 from 9.9% in the same period a year ago to 7.3% in the current period. The decrease in operating margin was primarily due to an increase in operating expense driven by strategic acquisitions in fiscal 2013, which contributed nominally to our net revenue in the current period, and ongoing R&D investments. This was partially offset by an overall increase in NSE net revenue as referenced above.

CCOP operating margin increased 1.1 percentage points during the three months ended September 28, 2013 from 12.2% in the same period a year ago to 13.3% in the current period. The increase in operating margin was primarily due to an improvement in gross margin driven by our continued improvement in yields, a more favorable product mix and an increase in net revenue as referenced above. This was partially offset by an increase in R&D expense primarily due to new product investments in the current period.

OSP operating margin decreased 1.1 percentage points during the three months ended September 28, 2013 from 37.5% in the same period a year ago to 36.4% in the current period. The decrease in operating margin was primarily due to a decline in gross margin driven by an unfavorable product mix, under absorption of costs and a decrease in net revenue as referenced above. This was partially offset by reductions in SG&A expense primarily related to lower labor and benefit costs.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of the investment portfolio may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at September 28, 2013 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of September 28, 2013, U.S. entities owned approximately 89.3% of our cash and cash equivalents, short-term investments and restricted cash.

As of September 28, 2013, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 28, 2013, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of September 28, 2013, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $1,087.3 million, an increase of $571.4 million from June 30, 2013 primarily due to our issuance of the 0.625% Senior Convertible Notes due in 2033 (the “2033 Notes”) in the first quarter of fiscal 2014. Cash and cash equivalents increased by $168.3 million in the three months ended September 28, 2013 due to $547.8 million of cash provided by financing activities and $29.5 million of cash provided by operating activities, partially offset $410.9 million of cash used in investing activities.

During the three months ended September 28, 2013, cash provided by operating activities was $29.5 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $52.9 million and changes in operating assets and liabilities that used $23.7 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $22.8 million due to timing of salary payments, an increase in accounts receivable of $18.6 million due to an increase in sales and a decrease in accrued expenses and other current and non-current liabilities of $6.6 million, partially offset by an increase in accounts payable of $29.5 million due to lower payment activity in the current period.

During the three months ended September 29, 2012, cash provided by operating activities was $43.1 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $45.8 million, and changes in operating assets and liabilities that used $2.7 million primarily related to a decrease in accrued payroll and related expenses of $14.0 million due to timing of variable incentive pay, an increase in other current and non-current assets of $13.7 million, offset by a decrease in accounts receivable of $34.8 million primarily due to collection efforts and decreases in net revenue.

During the three months ended September 28, 2013, cash used in investing activities was $410.9 million, primarily related to the investment of proceeds from the 2033 Notes for purchases of available-for-sale investments of $470.5 million, partially offset by proceeds from maturities of available-for-sale investments of $46.8 million and sales of available-for-sale investments of $25.7 million in the current period.

During the three months ended September 29, 2012, cash used for investing activities was $72.5 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $45.2 million, cash used for the purchase of property, plant and equipment of $17.8 million and cash used for the acquisition of GenComm of $9.1 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the three months ended September 29, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the three months ended September 28, 2013, cash provided by financing activities was $547.8 million, primarily related to the $650.0 million proceeds from the 2033 Notes partially offset by the repurchase of 7.4 million shares of our outstanding common stock for $100.0 million in the current period.

During the three months ended September 29, 2012, cash used for financing activities was $41.1 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $47.8 million, offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $6.9 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements, including the repayment of the principal balance of $650.0 million outstanding under the 2033 Notes. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Contractual Obligations

During the first quarter of fiscal 2014, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, except for those occurring in the ordinary course of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in “Note 16. Commitments and Contingencies.”

Employee Stock-based Benefit Plans

Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 14. Stock-Based Compensation” for more details.

Pension and Other Post-retirement Benefits

We sponsor pension plans for certain past and present employees in the U.K. and Germany.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with an acquisition during fiscal 2010. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. As of September 28, 2013, our pension plans were under funded by $98.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $0.9 million related to our non-pension post-retirement benefit plan. Pension plan assets are professionally managed and we monitor the performance of our investment managers. As of September 28, 2013, the value of plan assets had increased approximately 3.2% since June 29, 2013, our most recent fiscal year end.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the projected benefit obligation (“PBO”) is calculated on a net present value basis, changes in the discount rate will also impact the current PBO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $7.7 million based upon June 29, 2013 data.

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Refer to “Note 15. Employee Defined Benefit Plans” for more details.

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

Forward contracts, most with a term of less than 120 days, were transacted near quarter-end and therefore, the fair value of the contracts is approximately zero at quarter-end. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

The following table provides information about our foreign currency forward contracts outstanding as of September 28, 2013.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	57.9	$56.0
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	243.0	39.5
British Pound (contracts to buy GBP / sell USD)	GBP	2.6	4.2
Euro (contracts to buy EUR / sell USD)	EUR	70.0	94.7
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	53.1	42.3
Mexican Peso (contracts to buy MXN / sell USD)	MXN	91.5	7.0
Australian Dollar (contracts to sell AUD / buy USD)	AUD	7.4	6.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	24.5	10.9
Indian Rupee (contracts to sell INR / buy USD)	INR	430.1	6.7
South Korean Won (contracts to sell KRW / buy USD)	KRW	5,247.1	4.9
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	3.0
Total USD notional amount of outstanding foreign exchange contracts			$276.1

The counterparties to these hedging transactions are creditworthy multinational financial institutions. We actively manage these counterparty exposures by seeking to diversify our hedge positions across multiple counterparties to avoid concentration of risk and by monitoring such exposure on an on-going basis. Nevertheless, under current market conditions, failure of one or more of these financial institutions could result in losses.

Notwithstanding our efforts to mitigate some foreign exchange risks, we do not hedge all of our foreign currency exposures, and there can be no assurances that our mitigating activities related to the exposures that we do hedge will adequately protect us against the risks associated with foreign currency fluctuations.

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 28, 2013.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of September 28, 2013, the fair market value of the 2033 Notes was $695.1 million. Refer to “Note 10. Debt and Letters of Credit” for more details.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 29, 2103.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 21, 2013, the Company repurchased 7,434,944 shares of the Company’s common stock at a purchase price of $13.45 per share in privately negotiated transactions. The repurchases were not made pursuant to any plan or program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.4	Indenture dated August 21, 2013	8-K	4.1	8/21/13
4.5	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/13
10.33	Verbal Agreement with Roy Bie	8-K	n/a	7/3/13
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: November 6, 2013