Form 10-Q
period 2013-12-28
JDS UNIPHASE CORP /CA/
filed 2014-02-06
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 28, 2013

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

As of January 25, 2014, the Registrant had 233,495,093 shares of common stock outstanding, including 3,304,617 exchangeable shares of JDS Uniphase Canada Ltd. The par value of each share of common stock is $0.001. Each exchangeable share is exchangeable at any time into common stock on a one-for-one basis, entitles a holder to dividend and other rights  economically equivalent to those of the common stock, and through a voting trust, votes at meetings of stockholders of the Registrant.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net revenue	$447.6	$429.4	$876.6	$850.3
Cost of sales	232.8	225.8	465.2	457.0
Amortization of acquired technologies	9.9	14.6	21.3	31.7
Gross profit	204.9	189.0	390.1	361.6
Operating expenses:
Research and development	72.3	63.5	141.9	125.1
Selling, general and administrative	109.0	105.4	216.1	210.1
Amortization of other intangibles	2.8	2.2	5.5	5.7
Restructuring and related charges	1.0	3.0	0.2	5.7
Total operating expenses	185.1	174.1	363.7	346.6
Income from operations	19.8	14.9	26.4	15.0
Interest and other income (expense), net	0.4	(2.4)	(0.2)	(2.8)
Interest expense	(8.4)	(5.1)	(13.6)	(11.2)
Income from continuing operations before income taxes	11.8	7.4	12.6	1.0
Provision for income taxes	3.0	4.1	3.5	7.5
Income (loss) from continuing operations, net of tax	8.8	3.3	9.1	(6.5)
Income (loss) from discontinued operations, net of tax	—	0.8	—	(1.0)
Net income (loss)	$8.8	$4.1	$9.1	$(7.5)

Basic net income (loss) per share from:
Continuing operations	$0.04	$0.02	$0.04	$(0.03)
Discontinued operations	—	0.00	—	0.00
Net income (loss)	$0.04	$0.02	$0.04	$(0.03)
Diluted net income (loss) per share from:
Continuing operations	$0.04	$0.02	$0.04	$(0.03)
Discontinued operations	—	0.00	—	0.00
Net income (loss)	$0.04	$0.02	$0.04	$(0.03)

Shares used in per share calculation:
Basic	233.0	234.4	234.2	233.6
Diluted	235.8	237.1	237.8	233.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net income (loss)	$8.8	$4.1	$9.1	$(7.5)
Other comprehensive income (loss):
Unrealized gains and losses on investments, net of tax:
Unrealized holding (losses) gains arising during the period	(0.1)	(0.1)	0.2	0.3
Less: reclassification adjustments included in Net income (loss)	—	—	—	(0.1)
Net change in cumulative translation adjustment, net of tax	(1.1)	3.1	9.8	6.4
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.1	—	0.1	—
Net change in Accumulated other comprehensive income	(1.1)	3.0	10.1	6.6
Comprehensive income (loss)	$7.7	$7.1	$19.2	$(0.9)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 28,	June 29,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$473.4	$281.0
Short-term investments	592.0	205.2
Restricted cash	30.2	29.7
Accounts receivable, net (Note 6)	301.8	273.3
Inventories, net	137.0	145.8
Prepayments and other current assets	89.4	95.3
Total current assets	1,623.8	1,030.3
Property, plant and equipment, net	265.6	247.0
Goodwill	131.2	115.1
Intangibles, net	139.7	149.7
Deferred income taxes	158.9	155.5
Other non-current assets	27.3	17.6
Total assets	$2,346.5	$1,715.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$125.8	$97.7
Accrued payroll and related expenses	83.4	77.0
Income taxes payable	19.4	18.7
Deferred revenue	71.0	71.9
Accrued expenses	30.1	37.1
Other current liabilities	50.1	45.3
Total current liabilities	379.8	347.7
Long-term debt	524.2	—
Other non-current liabilities	199.6	206.2
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 28, 2013 and June 29, 2013, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 233 million shares at December 28, 2013 and 237 million shares at June 29, 2013, issued and outstanding	0.2	0.2
Additional paid-in capital	69,922.5	69,760.1
Accumulated deficit	(68,698.5)	(68,607.6)
Accumulated other comprehensive income	18.7	8.6
Total stockholders’ equity	1,242.9	1,161.3
Total liabilities and stockholders’ equity	$2,346.5	$1,715.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 28,	December 29,
	2013	2012
OPERATING ACTIVITIES:
Net income (loss)	$9.1	$(7.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	35.6	33.9
Amortization of acquired technologies and other intangibles	26.8	37.6
Stock-based compensation	31.4	26.3
Amortization of debt issuance costs and accretion of debt discount	9.8	8.3
Amortization of discount and premium on investments, net	1.9	1.9
Other	(0.7)	1.3
Changes in operating assets and liabilities, net of impact of acquisition of businesses:
Accounts receivable	(28.3)	29.4
Inventories	4.0	(4.7)
Other current and non-current assets	(3.5)	(13.3)
Accounts payable	21.8	3.6
Income taxes payable	1.3	2.6
Deferred revenue, current and non-current	(3.2)	(12.5)
Deferred taxes, net	(4.7)	(1.7)
Accrued payroll and related expenses	(7.2)	1.1
Accrued expenses and other current and non-current liabilities	(10.2)	(3.8)
Net cash provided by operating activities	83.9	102.5

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(671.7)	(292.5)
Maturities of available-for-sale investments	135.3	170.2
Sales of available-for-sale investments	154.7	38.7
Changes in restricted cash	(1.1)	0.5
Acquisitions of businesses, net of cash acquired	(22.5)	(11.1)
Capital expenditures	(44.3)	(33.3)
Proceeds from the sales of a business and assets, net of selling costs	6.9	11.7
Net cash used in investing activities	(442.7)	(115.8)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	650.0	—
Payment of debt issuance costs	(13.5)	—
Repurchase and retirement of common stock	(100.0)	—
Redemption of senior convertible debt	—	(96.5)
Payment of financing obligations	(0.6)	(0.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	13.8	11.5
Net cash provided by (used in) financing activities	549.7	(85.4)

Effect of exchange rate changes on cash and cash equivalents	1.5	3.1
Increase (decrease) in cash and cash equivalents	192.4	(95.6)
Cash and cash equivalents at beginning of period	281.0	401.1
Cash and cash equivalents at end of period	$473.4	$305.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of December 28, 2013 and for the three and six months ended December 28, 2013 and December 29, 2012 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2013.

The balance sheet as of June 29, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 28, 2013 and December 29, 2012 may not be indicative of results for the year ending June 28, 2014 or any future periods.

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

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Numerator:
Income (loss) from continuing operations, net of tax	$8.8	$3.3	$9.1	$(6.5)
Income (loss) from discontinued operations, net of tax	—	0.8	—	(1.0)
Net income (loss)	$8.8	$4.1	$9.1	$(7.5)

Denominator:
Weighted-average number of common shares outstanding
Basic	233.0	234.4	234.2	233.6
Effect of dilutive securities from stock-based benefit plans	2.8	2.7	3.6	—
Diluted	235.8	237.1	237.8	233.6

Basic net income (loss) per share from:
Continuing operations	$0.04	$0.02	$0.04	$(0.03)
Discontinued operations	—	0.00	—	0.00
Net income (loss)	$0.04	$0.02	$0.04	$(0.03)

Diluted net income (loss) per share from:
Continuing operations	$0.04	$0.02	$0.04	$(0.03)
Discontinued operations	—	0.00	—	0.00
Net income (loss)	$0.04	$0.02	$0.04	$(0.03)

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As the Company incurred a net loss for the six months ended December 29, 2012, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013 (1)	2012 (2)	2013 (1)	2012 (2)
Employee stock options and ESPP	1.7	3.9	1.1	8.2
RSUs	0.4	3.3	1.4	9.2
Total potentially dilutive securities	2.1	7.2	2.5	17.4

(1)         The Company’s 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) are not included in the table above.  The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.83 per share is payable in cash, shares of the Company’s common stock or a combination of both.  Refer to “Note 10. Debts and Letters of Credit” for more details.

(2)         The Company’s 1% Senior Convertible Notes due 2026 (the “2026 Notes”) are not included in the table above.  The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash. As of June 29, 2013, no amounts related to the 2026 Notes were outstanding. Refer to “Note 10. Debts and Letters of Credit” for more details.

Note 4. Accumulated Other Comprehensive Income

The Company’s Accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the six months ended December 28, 2013, the changes in accumulated other comprehensive income by component net of tax were as follows (in millions):

	Unrealized
	losses on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6
Other comprehensive income before reclassification adjustments	0.2	9.8	—	10.0
Amounts reclassified from Accumulated other comprehensive income	—	—	0.1	0.1
Net current-period other comprehensive income	0.2	9.8	0.1	10.1
Ending balance as of December 28, 2013	$(2.9)	$26.2	$(4.6)	$18.7

(1) Amount represents the amortization of actuarial losses and is included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Operations for the six months ended December 28, 2013. There was no tax impact. Refer to “Note 15. Employee Defined Benefit Plans” for more details on the computation of net periodic cost for pension plans.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Mergers and Acquisitions

Trendium Inc. (“Trendium”)

On December 10, 2013 (“Trendium Closing Date”), the Company acquired certain technology and other assets from Trendium, a privately-held U.S. company, for an initial purchase price of $24.9 million in cash, subject to certain adjustments, including a holdback payment of approximately $2.5 million which is reserved for potential breaches of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released following the one-year anniversary of the Trendium Closing Date.

Trendium provides real-time intelligence software solutions for customer experience assurance (“CEA”), asset optimization and monetization of big data for 4G/Long term evolution (“LTE”) mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. The purchased assets are included in the Company’s Network and Service Enablement segment (“NSE”).

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date, and acquisition-related costs totaling $0.2 million were included in SG&A expense in the Company’s Consolidated Statement of Operations during the six months ended December 28, 2013.

The purchase price was allocated as follows (in millions):

Tangible assets acquired:
Property, plant and equipment	$0.2
Intangible assets acquired:
Developed technology	5.7
In-process research and development	5.3
Customer relationships	1.3
Goodwill	12.4
Total purchase price	$24.9

The amounts above are considered preliminary and are subject to change once the Company receives certain information it believes is necessary to finalize its determination of the final purchase consideration and fair value of assets acquired.

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology and customer relationships was determined based on an income approach using the discounted cash flow method and are being amortized over their estimated useful lives of six and three years, respectively.

In accordance with authoritative guidance, the Company recognizes In-process Research and Development (“IPR&D”) at fair value as of the Trendium Closing Date. The IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset.

The goodwill arising from this acquisition is primarily attributed to product synergies and the assembled workforce of Trendium. Goodwill was assigned to the NSE segment and is not deductible for tax purposes. Goodwill is not amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

Trendium’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Arieso Ltd. (“Arieso”)

On March 7, 2013 (“Arieso Closing Date”), the Company completed the acquisition of Arieso, a privately-held company headquartered in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/ LTE network performance and enrich the mobile subscriber experience.

Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso’s solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso was integrated in the Company’s NSE segment prior to the first quarter of fiscal 2014.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with the authoritative guidance, the Company expensed $1.8 million of acquisition-related costs incurred in fiscal 2013 as SG&A expense in the Company’s Consolidated Statement of Operations.

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

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 29,	Charged to Costs		December 28,
	2013	and Expenses	Deduction (1)	2013
Allowance for doubtful accounts	$2.1	$0.6	$(0.3)	$2.4
Allowance for sales returns	0.1	0.1	(0.1)	0.1
Total accounts receivable reserves	$2.2	$0.7	$(0.4)	$2.5

(1) Write-off of uncollectible accounts, net of recoveries.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	December 28,	June 29,
	2013	2013
Finished goods	$67.7	$85.7
Work in process	36.7	37.0
Raw materials and purchased parts	32.6	23.1
Inventories, net	$137.0	$145.8

Prepayments and Other Current Assets

The components of Prepayments and other current assets were as follows (in millions):

	December 28,	June 29,
	2013	2013
Prepayments	$32.7	$36.0
Advances to contract manufacturers	11.8	14.6
Deferred income tax	4.8	3.9
Refundable income taxes	2.2	2.3
Other receivables	28.3	26.1
Assets held for sale	—	2.2
Other current assets	9.6	10.2
Prepayments and other current assets	$89.4	$95.3

Property, Plant and Equipment, Net

The components of Property, plant and equipment, net were as follows (in millions):

	December 28,	June 29,
	2013	2013
Land	$21.2	$14.6
Buildings and improvements	44.0	34.9
Machinery and equipment	472.8	453.8
Furniture, fixtures, software and office equipment	142.2	132.9
Leasehold improvements	94.1	92.7
Construction-in-progress	22.6	14.9
	796.9	743.8
Less: Accumulated depreciation	(531.3)	(496.8)
Property, plant and equipment, net	$265.6	$247.0

As of December 28, 2013, Property, plant and equipment, net included $14.7 million in land and buildings related to the purchase of a fabrication facility in California during the second quarter of fiscal 2014. The Company previously leased this facility.

As of December 28, 2013 and June 29, 2013, Property, plant and equipment, net included $20.9 million and $21.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. Refer to “Note 16. Commitments and Contingencies” for more detail.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three months ended December 28, 2013 and December 29, 2012, the Company recorded $17.8 million and $16.9 million of depreciation expense, respectively. During the six months ended December 28, 2013 and December 29, 2012, the Company recorded $35.6 million and $33.8 million of depreciation expense, respectively.

Other Current Liabilities

The components of Other current liabilities were as follows (in millions):

	December 28,	June 29,
	2013	2013
Deferred compensation plan	$4.8	$4.2
Warranty	5.8	6.0
VAT liabilities	7.3	5.6
Restructuring	8.4	10.3
Holdback liabilities from acquisitions	15.6	13.1
Other	8.2	6.1
Other current liabilities	$50.1	$45.3

Other Non-Current Liabilities

The components of Other non-current liabilities were as follows (in millions):

	December 28,	June 29,
	2013	2013
Pension and post-employment benefits	$96.3	$92.0
Deferred taxes	9.7	11.0
Restructuring	3.6	6.2
Financing obligation	32.1	32.4
Non-current income taxes payable	14.2	13.4
Asset retirement obligations	5.4	8.8
Long-term deferred revenue	23.2	25.8
Other	15.1	16.6
Other non-current liabilities	$199.6	$206.2

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

As of December 28, 2013, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$50.1	$—	$—	$50.1
U.S agencies	97.8	0.1	—	97.9
Municipal bonds and sovereign debt instruments	17.7	0.1	—	17.8
Asset-backed securities	89.4	—	(0.3)	89.1
Corporate securities	367.7	0.2	(0.1)	367.8
Total debt available-for-sale securities	$622.7	$0.4	$(0.4)	$622.7

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of December 28, 2013, of the total estimated fair value, $34.7 million was classified as cash equivalents, $587.2 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of December 28, 2013, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.8 million, of which $0.9 million was invested in debt securities, $0.4 million was invested in money market instruments and funds and $3.5 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and six months ended December 28, 2013 and December 29, 2012, the Company recorded no other-than-temporary impairment charges in each respective period.

As of December 28, 2013, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

As of December 28, 2013, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$387.4	$387.4
Amounts maturing in 1 - 5 years	234.3	234.5
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$622.7	$622.7

As of June 29, 2013, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$12.0	$—	$—	$12.0
U.S. agencies	52.4	—	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	—	12.7
Asset-backed securities	15.5	—	(0.3)	15.2
Corporate securities	135.1	0.7	(0.1)	135.7
Total debt available-for-sale securities	$227.7	$0.7	$(0.4)	$228.0

As of June 29, 2013, of the total estimated fair value, $26.2 million was classified as cash equivalents, $201.0 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of June 29, 2013, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.2 million, of which $0.8 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $3.1 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 29, 2013, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

Fair Value Measurements

Assets measured at fair value as of December 28, 2013 are summarized below (in millions):

		Fair value measurement as of December 28, 2013
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$50.1	$50.1	$—
U.S. agencies	97.9	—	97.9
Municipal bonds and sovereign debt instruments	17.8	—	17.8
Asset-backed securities	89.1	—	89.1
Corporate securities	367.8		367.8
Total debt available-for-sale securities	622.7	50.1	572.6
Money market funds	362.5	362.5	—
Trading securities	4.8	4.8	—
Total assets (1)	$990.0	$417.4	$572.6

(1)         $363.6 million in cash and cash equivalents, $592.0 million in short-term investments, $29.8 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheet.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 29, 2013 and during the three and six months ended December 28, 2013, the Company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both December 28, 2013 and June 29, 2013 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Network and	Optical Security and
	Service Enablement (1)	Performance Products	Total
Balance as of June 29, 2013	$106.8	$8.3	$115.1
Goodwill from Trendium acquisition (2)	12.4	—	12.4
Currency translation and other adjustments	3.7	—	3.7
Balance as of December 28, 2013	$122.9	$8.3	$131.2

(1) In the first quarter of fiscal 2014, the Company changed the name of the Communications Test and Measurement segment to NSE. Refer to “Note 17. Operating Segments” for more details.

(2) Refer to “Note 5. Mergers and Acquisitions” for more details.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2013, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 28, 2013 and December 29, 2012.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of December 28, 2013	Amount	Amortization	Net
Acquired developed technology	$533.8	$(436.3)	$97.5
Other	211.5	(174.6)	36.9
Total intangibles subject to amortization	745.3	(610.9)	134.4
In-process research and development intangibles	5.3	—	5.3
Total intangibles	$750.6	$(610.9)	$139.7

	Gross
	Carrying	Accumulated
As of June 29, 2013	Amount	Amortization	Net
Acquired developed technology	$546.8	$(437.4)	$109.4
Other	218.8	(178.5)	40.3
Total intangibles	$765.6	$(615.9)	$149.7

During the three and six months ended December 28, 2013, the Company recorded $12.7 million and $26.8 million, respectively, of amortization expense relating to acquired technology and other intangibles.

During the three and six months ended December 29, 2012, the Company recorded $16.8 million and $37.4 million, respectively, of amortization expense relating to acquired technology and other intangibles. During the three months ended September 29, 2012, the Company approved a plan to exit the concentrated photovoltaic (“CPV”) product line within its Communications and Commercial Optical Products (“CCOP”) segment and accordingly recorded $2.6 million of accelerated amortization.

Based on the carrying amount of acquired technology and other intangibles as of December 28, 2013, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2014	$25.2
2015	45.3
2016	24.6
2017	21.1
2018	12.4
Thereafter	5.8
Total amortization	$134.4

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Debts and Letters of Credit

The following table presents details of the Company’s debt as of December 28, 2013 (in millions):

December 28,
2013
0.625% Senior Convertible notes	$524.2
1% Senior Convertible notes	—
Total convertible debt	524.2
Less: current portion	—
Total long-term debt	$524.2

As of December 28, 2013, the Company’s Long-term debt on the Consolidated Balance Sheet represents the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The Company was in compliance with all debt covenants as of December 28, 2013. The Company had no debt as of June 29, 2013.

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

Under certain circumstances and during certain periods, the 2033 Notes may be converted at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price is $18.83 per share, representing a 40.0% premium to the closing sale price of the Company’s common stock on the pricing date, August 15, 2013, which will be subject to customary anti-dilution adjustments. Holders may convert the 2033 Notes at any time on or prior to the close of business on the business day immediately preceding February 15, 2033, and other than during the period from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018, in multiples of $1,000 principal amount, under the following circumstances:

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of December 28, 2013, the expected remaining term of the 2033 Notes is 4.6 years.

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of December 28, 2013, the unamortized portion of the debt issuance costs related to the 2033 Notes was $10.2 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

December 28,
2013
Carrying amount of equity component	$134.4
Principal amount of 0.625% Senior Convertible Notes	650.0
Unamortized discount of liability component	(125.8)
Carrying amount of liability component	$524.2

Based on quoted market prices as of December 28, 2013, the fair market value of the 2033 Notes was approximately $653.2 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended	Six Months Ended
	December 28,	December 28,
	2013	2013
Effective interest rate	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.4
Accretion of debt discount	6.0	8.6

The increase of the debt related to the interest accretion is treated as a non-cash transaction.

1% Senior Convertible Notes

On June 5, 2006, the Company completed an offering of $425.0 million aggregate principal amount of 1% Senior Convertible Notes due 2026 (the “2026 Notes”). Proceeds from the 2026 Notes amounted to $415.9 million after issuance costs. The notes bore interest at a rate of 1.0% per year and were convertible into a combination of cash and shares of the Company’s common stock at a conversion price of $30.30 per share.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with the authoritative guidance which applied to the 2026 Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount was accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense.

During the three and six months ended December 29, 2012, the Company recognized the contractual interest expense of $0.5 million and $1.2 million, and accreted debt discount of $3.6 million and $7.8 million, respectively. Between fiscal 2009 and fiscal 2013, the Company repurchased or redeemed the $425.0 million aggregate principal amount of the notes. As of December 28, 2013, no amounts were outstanding.

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of December 28, 2013, the Company had 15 standby letters of credit totaling $33.6 million.

Note 11. Restructuring and Related Charges

The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of December 28, 2013 and June 29, 2013, the Company’s total restructuring accrual was $12.0 million and $16.5 million, respectively. During the three and six months ended December 28, 2013, the Company incurred restructuring expenses of $1.0 million and $0.2 million, respectively. During the three and six months ended December 29, 2012, the Company incurred restructuring expenses of $3.0 million and $5.7 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 28, 2013 were as follows (in millions):

		Six Months Ended		Non-cash		Three Months Ended
	Balance	December 28,		Settlements	Balance	December 28,
	June 29,	2013	Cash	and Other	December 28,	2013
	2013	Charges	Settlements	Adjustments	2013	Charges
Fiscal 2014 Plans
Central Finance and IT Restructuring Plan (Workforce Reduction)	$—	$1.6	$(0.3)	$—	$1.3	$1.6
Fiscal 2013 Plans
OSP Operational Realignment Plan (Workforce Reduction)	3.7	(0.8)	(0.3)	—	2.6	0.1
NSE Lease Restructuring Plan	5.0	(1.5)	(0.6)	—	2.9	(1.5)
CCOP Outsourcing Plan (Workforce Reduction)	0.7	—	(0.1)	—	0.6	—
NSE Wireless Business Restructuring Plan (Workforce Reduction)	1.0	0.1	(0.5)	—	0.6	0.2
Other plans	0.5	0.5	(1.0)	—	—	0.4
Fiscal 2012 Plans
NSE Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	2.0	0.1	(1.0)	—	1.1	—
Lease Costs	0.1	—	—	—	0.1	—
Total NSE Operation and Repair Outsourcing Restructuring Plan	2.1	0.1	(1.0)	—	1.2	—
Other plans	0.6	—	(0.2)	—	0.4	—
Plans Prior to Fiscal 2012	2.9	0.2	(0.8)	0.1	2.4	0.2
Total	$16.5	$0.2	$(4.8)	$0.1	$12.0	$1.0

Ottawa Lease Exit Costs	$3.7	$—	$(0.7)	$—	$3.0	$—

As of December 28, 2013 and June 29, 2013, the Company included the long-term portion of the restructuring liability of $3.6 million and $6.2 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility, that were included in SG&A expenses. As of December 28, 2013 and June 29, 2013 the fair value of the remaining contractual obligations, net of sublease income, was $3.0 million and $3.7 million, respectively. The Company included the long-term portion of the contract obligations of $2.1 million and $2.7 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2014 Plans

Central Finance and Information Technology (“IT”) Restructuring Plan

During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organization under new executive management and move positions to lower-cost locations where appropriate.  As a result, a restructuring charge of $1.6 million was recorded for severance and employee benefits for 26 employees primarily in SG&A functions located in North America, Asia and Europe. As of December 28, 2013, 16 employees have been terminated; payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2013 Plans

Optical Security and Performance Products (“OSP”) Operational Realignment Plan

During the fourth quarter of fiscal 2013, Management approved a plan in the OSP segment to realign its operations to focus on priority markets such as Anti-counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense. As a result, the OSP segment is ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use the Multi-layer Anti-reflection Coater, custom display, and certain box coater production platforms which were at the end of their product lifecycle. The business segment intends to phase out production of these product offerings by the end of the third quarter of fiscal 2014 and de-commission and dispose of certain related production equipment. This will result in consolidation of manufacturing operations and office space at the Santa Rosa, California site and reduction of workforce by 80 employees primarily in manufacturing, Research and Development (“R&D”) and SG&A functions located in the United States. Management reduced the number of employees impacted by this plan from 126 to 80, which reduced the total liability for this plan by approximately $0.8 million during the six months ended December 28, 2013. As of December 28, 2013, 15 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

NSE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NSE segment. As of June 29, 2013, the Company exited the workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of December 28, 2013 was $2.9 million. A $1.5 million benefit was recorded during the six months ended December 28, 2013, to adjust the estimated lease liability accrual for the Germantown location. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2021. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

CCOP Outsourcing Plan

During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer as part of its continuous efforts to optimize its supply chain. As a result, 45 employees primarily in manufacturing, R&D and SG&A functions located in the United States were impacted. As of December 28, 2013, 14 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

NSE Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, Management approved a plan to align the Company’s investment strategy in the NSE segment with customer spending priorities in high-growth product lines such as wireless network assurance. As a result, the segment eliminated positions in R&D, sales and operations functions that supported low-growth product lines and 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. As of December 28, 2013, 60 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2012 Plans

NSE Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the NSE segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and will impact 166 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of September 29, 2012, the Company exited both workspaces. The fair value of the remaining contractual obligations, net of sublease income as of December 28, 2013, was $0.1 million. The employees being affected are located in North America, Europe, Latin America and Asia. As of December 28, 2013, 155 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2012

The restructuring accrual for plans that commenced prior to fiscal year 2012 was $2.4 million. Of this amount, $1.4 million is related to severance and benefits accrual for the NSE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2012.

Note 12. Income Tax

The Company recorded an income tax expense of $3.0 million and $3.5 million for the three and six months ended December 28, 2013, respectively. The Company recorded an adjustment related to prior periods which reduced income tax expense by $1.7 million for the three months ended December 28, 2013, of which $0.8 million and $0.9 million related to the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, respectively. The Company recorded an income tax expense of $4.1 million and $7.5 million for the three and six months ended December 29, 2012, respectively.

These income tax expenses primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations. A tax benefit of $0.9 million and $5.1 million was recorded in the Company’s income tax provision for the three and six months ended December 28, 2013, respectively, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the year to date benefit may reverse during the year.

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

As of December 28, 2013 and June 29, 2013, the Company’s unrecognized tax benefits totaled $81.1 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.6 million accrued for the payment of interest and penalties at December 28, 2013. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $22.3 million.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 28, 2013 and December 29, 2012 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Cost of sales	$2.6	$2.1	$5.0	$4.3
Research and development	3.9	3.4	7.6	6.3
Selling, general and administrative	9.2	8.1	18.8	15.6
	$15.7	$13.6	$31.4	$26.2

Approximately $1.9 million of stock-based compensation was capitalized in inventory at December 28, 2013.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. The Company granted no stock options in the first two quarters of fiscal 2014 or fiscal 2013.

As of December 28, 2013, $0.6 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 0.9 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees an opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6-month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Merton valuation model.

As of December 28, 2013, $0.2 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the third quarter of fiscal 2014.

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

During the six months ended December 28, 2013 and December 29, 2012 the Company granted 4.9 million and 5.5 million RSUs, of which 0.6 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first six months of fiscal 2014 and fiscal 2013 was estimated to be $9.2 million and $9.8 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.3 million and 4.8 million granted during the six months ended December 28, 2013 and December 29, 2012 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

As of December 28, 2013, $97.7 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Full Value Awards are converted into shares upon vesting.  Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.  During the six months ended December 28, 2013 and December 29, 2012 the Company paid $14.4 million and $9.4 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Six Months Ended
	December 28,	December 29,
	2013	2012

Volatility of common stock	53.9%	57.7%
Average volatility of peer companies	58.6%	58.3%
Average correlation coefficient of peer companies	0.2920	0.3214
Risk-free interest rate	0.8%	0.4%

Note 15. Employee Defined Benefit Plans

The Company sponsors qualified and non-qualified pension plans for certain past and present employees primarily in the United Kingdom (“U.K.”) and Germany. The Company is also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 in connection with an acquisition. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.

As of December 28, 2013, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 28, 2013, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	1.2	1.1	2.4	2.2
Expected return on plan assets	(0.4)	(0.3)	(0.8)	(0.6)
Recognized net actuarial (gains)/losses	—	—	—	—
Curtailment/settlement (gains)/losses	—	(0.2)	—	(0.2)
Net periodic benefit cost	$0.9	$0.7	$1.8	$1.6

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.3 million related to its defined benefit pension plans during fiscal 2014 to make current benefit payments and fund future obligations. As of December 28, 2013, approximately $2.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Commitments and Contingencies

Legal Proceedings

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While Management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and Management’s view of these matters may change in the future. If an unfavorable final outcome occurs, it is possible there could be a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 28, 2013 and June 29, 2013.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Balance as of beginning of period	$6.8	$7.6	$6.9	$8.1
Provision for warranty	2.3	1.0	4.6	2.9
Utilization of reserve	(1.7)	(0.1)	(3.1)	(1.4)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.6)	(1.7)	(1.6)	(2.8)
Balance as of end of period	$6.8	$6.8	$6.8	$6.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of December 28, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.2 million was included in Other non-current liabilities. As of June 29, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

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

As required by the North Coast Regional Water Quality Control Board, the Company has an ongoing obligation to remediate environmental matters, impacting the entire site which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matter that remains in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate.

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

As of December 28, 2013, $1.1 million was included in Other current liabilities, and $26.8 million was included in Other non-current liabilities. As of June 29, 2013, $1.1 million was included in Other current liabilities, and $27.4 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Future Minimum Financing Payments — Eningen and Santa Rosa Financing Obligations

As of December 28, 2013, future minimum financing payments of the financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2014	$1.9
2015	3.7
2016	3.5
2017	3.5
2018	3.6
Thereafter	33.8
Total	$50.0

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

The Company is a leading provider of network service and enablement solutions and optical products for telecommunications service providers, cable operators, network equipment manufacturers (“NEMs”) and enterprises. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

In the first quarter of fiscal 2014, the Company changed the name of the Communication Test and Measurement segment to Network and Service Enablement, or NSE. The name NSE more accurately reflects the value the Company brings to customers and the evolution of the Company’s product portfolio, one that includes communications test instruments as well as microprobes, software and services that  provide the visibility necessary throughout the network to improve service and application performance.

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

(ii) Communications and Commercial Optical Products:

CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, reconfigurable optical add/drop multiplexers (“ROADMs”), optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters and circulators.

CCOP also provides lasers that address the needs of original equipment manufacturers (“OEM”) clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 28,	December 29,	December 28,	December 29,
	2013	2012	2013	2012
Net revenue:
Network Service and Enablement	$195.0	$195.4	$366.9	$364.9
Communications and Commercial Optical Products	198.0	185.8	402.6	380.7
Optical Security and Performance Products	54.6	48.2	107.1	104.7
Net revenue	$447.6	$429.4	$876.6	$850.3

Operating income (loss):
Network Service and Enablement	$28.7	$35.3	$41.3	$52.1
Communications and Commercial Optical Products	23.9	21.2	51.1	45.0
Optical Security and Performance Products	20.5	16.2	39.6	37.4
Corporate	(23.9)	(23.7)	(47.4)	(46.8)
Total segment operating income	49.2	49.0	84.6	87.7
Unallocated amounts:
Stock-based compensation	(15.7)	(13.6)	(31.4)	(26.2)
Acquisition-related charges and amortization of intangibles	(12.7)	(17.3)	(26.8)	(38.7)
Gain (loss) on disposal of long-lived assets	0.5	(0.1)	0.2	(1.4)
Restructuring and related charges	(1.0)	(3.0)	(0.2)	(5.7)
Other charges related to non-recurring activities	(0.5)	(0.1)	—	(0.7)
Interest and other income (expense), net	0.4	(2.4)	(0.2)	(2.8)
Interest expense	(8.4)	(5.1)	(13.6)	(11.2)
Income from continuing operations before income taxes	$11.8	$7.4	$12.6	$1.0

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

Net revenue of the Hologram Business for the three and six months ended December 29, 2012 was $0.3 million and $5.2 million, respectively. Net income (loss) for the three and six months ended December 29, 2012 was net income of $0.8 million and net loss of $1.0 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

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

Note 19. Subsequent Events

Network Instruments

On January 6, 2014, the Company acquired Network Instruments, a privately-held leading developer of enterprise network and application-performance management solutions for global 2000 companies. The Company acquired Network Instruments for $200.0 million in cash, subject to working capital adjustments including holdback payments of approximately $20.0 million which are reserved for potential breaches of representations and warranties. The acquisition will be accounted for as a business combination in accordance with the authoritative guidance.

Due to the closing of this acquisition subsequent to the period end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed is not practicable.

Time-Bandwidth Products

On January 27, 2014, the Company acquired Time-Bandwidth Products, a privately-held provider of high powered and ultrafast lasers for the industrial and scientific markets. The Company acquired Time-Bandwidth Products for $15.0 million in cash, subject to a holdback payment of approximately $2.3 million which is reserved for potential breaches of representations and warranties. The acquisition will be accounted for as a business combination in accordance with the authoritative guidance.

Due to the closing of this acquisition subsequent to the period end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed is not practicable.

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

• our research and development plans and the expected impact of such plans on our financial performance; and

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

These solutions are made up of test instruments and customer experience assurance management solutions supported by microprobes, monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications.

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

On December 10, 2013, we acquired certain technology and other assets from Trendium, a provider of real-time intelligence solutions for customer experience assurance, asset optimization, and monetization of big data for 4G/Long term evolution (“LTE”) mobile network operators.

On January 6, 2014, we acquired Network Instruments, a leading developer of enterprise network and application-performance management solutions for global 2000 companies. Network Instruments extends JDSU’s service enablement solutions to the enterprise, data center and cloud networking markets.

We are currently evaluating the impact of recent strategic acquisitions on NSE operations on a go-forward basis.

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

On January 27, 2014, we acquired Time-Bandwidth Products, a provider of high powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor chips. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally.

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

During the fourth quarter of fiscal 2013, we made a decision to cease production of certain legacy custom optic products at the end of their lifecycle, including anti-reflection products, solar cell covers, and front-surface mirrors for display and office automation applications as well as certain infrared and box coater solutions. Based on customer requests, we have extended the phase out of these solutions, originally planned to be completed by the end of the second quarter of fiscal 2014, to the end of the fourth quarter of fiscal 2014.

OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 28,	December 29,		Percentage	December 28,	December 29,		Percentage
	2013	2012	Change	Change	2013	2012	Change	Change
Segment net revenue:
NSE	$195.0	$195.4	$(0.4)		$366.9	$364.9	$2.0
CCOP	198.0	185.8	12.2		402.6	380.7	21.9
OSP	54.6	48.2	6.4		107.1	104.7	2.4
Net revenue	$447.6	$429.4	$18.2	4.2%	$876.6	$850.3	$26.3	3.1%

Gross profit	$204.9	$189.0	$15.9	8.4%	$390.1	$361.6	$28.5	7.9%
Gross margin	45.8%	44.0%			44.5%	42.5%

Amortization of acquired technologies	9.9	14.6	(4.7)	(32.2)%	21.3	31.7	(10.4)	(32.8)%
Percentage of net revenue	2.2%	3.4%			2.4%	3.7%

Research and development	72.3	63.5	8.8	13.9%	141.9	125.1	16.8	13.4%
Percentage of net revenue	16.2%	14.8%			16.2%	14.7%

Selling, general and administrative	109.0	105.4	3.6	3.4%	216.1	210.1	6.0	2.9%
Percentage of net revenue	24.4%	24.5%			24.7%	24.7%

Amortization of other intangibles	2.8	2.2	0.6	27.3%	5.5	5.7	(0.2)	(3.5)%
Percentage of net revenue	0.6%	0.5%			0.6%	0.7%

Restructuring and related charges	1.0	3.0	(2.0)	(66.7)%	0.2	5.7	(5.5)	(96.5)%
Percentage of net revenue	0.2%	0.7%			0.0%	0.7%

Loss from discontinued operations, net of tax	0.0	0.8	(0.8)	(100.0)%	0.0	(1.0)	1.0	(100.0)%
Percentage of net revenue	0.0%	0.2%			0.0%	0.1%

Net Revenue

Net revenue increased by $18.2 million, or 4.2%, during the three months ended December 28, 2013 compared to the same period a year ago. This increase was due to increases in our CCOP and OSP segments, as discussed below.

NSE net revenue decreased by $0.4 million, or 0.2%, during the three months ended December 28, 2013 compared to the same period a year ago. This decrease was driven by $8.7 million of net revenue decreases primarily from our Ethernet and Cloud and Data Center product lines. These decreases were primarily due to reduced spending by key customers of our Ethernet and Cloud and Data Center product lines and the discontinuance of certain products in our Cloud and Data Center product line in the second half of fiscal 2013. This was partially offset by $8.3 million of net revenue increases primarily from our Fiber and Services product lines. These increases were primarily driven by increased spending for the deployment of LTE networks by key customers of our Fiber product line and higher demand for network enablement maintenance and support offerings.

CCOP net revenue increased by $12.2 million, or 6.6%, during the three months ended December 28, 2013 compared to the same period a year ago. This increase was driven by $38.8 million of net revenue increases primarily from our Gesture Recognition Light Source and Circuit Packs product lines. These increases were primarily due to higher demand for our Gesture Recognition Light Source product line related to the launch of our customer’s next generation gaming console and for our Circuit Packs product line from a key customer. This was partially offset by $26.6 million of net revenue decreases primarily from our ROADMs, Fiber Lasers, Passive Components and Tunables product lines. These decreases were primarily due to lower demand for (i) our ROADMs product line due to timing of customer deployments, (ii) our Fiber Lasers product line as we transition to next generation products, (iii) our Passive Components product line from key customers and (iv) legacy products in our Tunables product line.

OSP net revenue increased by $6.4 million, or 13.3%, during the three months ended December 28, 2013 compared to the same period a year ago. This increase was driven by $6.5 million of net revenue increases primarily from our Consumer and Industrial and Anti-Counterfeiting product lines. These increases were primarily due to last time buys of products impacted by our restructuring plan to exit certain legacy product offerings in our Consumer and Industrial product line by the end of the fourth quarter of fiscal 2014, and higher cyclical demand for our currency products in our Anti-Counterfeiting product line. This was partially offset by a $0.1 million net revenue decrease in other OSP product lines.

Net revenue increased by $26.3 million, or 3.1%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was primarily due to an increase in our CCOP segment, as discussed below.

NSE net revenue increased by $2.0 million, or 0.5%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was driven by $27.1 million of net revenue increases primarily from our Media Access and Content and Fiber product lines. These increases were primarily due to higher demand from a key customer of our Media Access and Content product line and increased spending for the deployment of LTE networks by key customers of our Fiber product line. This was partially offset by $25.1 million of net revenue decreases primarily from our Ethernet, Network Visibility and Control and Cloud and Data Center product lines. These decreases were primarily driven by the discontinuance of certain products in our Ethernet and Cloud and Data Center product lines in the second half of fiscal 2013 and reduced spending from a key customer of our Network Visibility and Control product line.

CCOP net revenue increased by $21.9 million, or 5.8%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was driven by $77.2 million of net revenue increases primarily from our Gesture Recognition Light Source and Circuit Packs product lines. These increases were primarily due to higher demand for our Gesture Recognition Light Source and Circuit Packs product lines as referenced above. This was partially offset by $55.3 million of net revenue decreases primarily from our ROADMs, Passive Components, Tunables, and Fiber Lasers product lines. These decreases were primarily due to lower demand for (i) our ROADMs product line due to timing of customer deployments, (ii) our Passive Components product line from key customers, (iii) legacy products in our Tunables product line and (iv) our Fiber Lasers product line as we transition to next generation products.

OSP net revenue increased by $2.4 million, or 2.3%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was driven by $6.2 million of net revenue increases primarily from our Consumer and Industrial product line driven by last time buys of products impacted by our restructuring plan to exit certain legacy product offerings by the end of the fourth quarter of fiscal 2014, and higher demand for our Gesture Recognition product related to the launch of our customer’s next generation gaming console. This was partially offset by $3.8 million of net revenue decreases primarily from our Anti-Counterfeiting product line driven by lower cyclical demand in the current period.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NSE and optical communications product portfolios, and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and NSE markets, which affects revenue and gross margin; (c) continuing service provider seasonality, which causes demand, revenue and profitability volatility at each level of the communications industry; and (d) the current trend of communication industry consolidations, which is expected to continue, that directly affects our CCOP and NSE customer bases and adds additional risk and uncertainty to our financial and business predictability.

We operate primarily in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic region (in millions):

	Three Months Ended				Six Months Ended
	December 28,		December 29,		December 28,		December 29,
	2013		2012		2013		2012
Net revenue:
Americas	$213.8	47.8%	$214.1	49.9%	$413.0	47.1%	$423.9	49.9%
EMEA	104.8	23.4	102.3	23.8	208.8	23.8	199.3	23.4
Asia-Pacific	129.0	28.8	113.0	26.3	254.8	29.1	227.1	26.7
Total net revenue	$447.6	100.0%	$429.4	100.0%	$876.6	100.0%	$850.3	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended December 28, 2013 and December 29, 2012 included net revenue from the United States of $157.8 million and $161.0 million, respectively. Net revenue from customers in the Americas during the six months ended December 28, 2013 and December 29, 2012 included net revenue from the United States of $302.6 million and $324.9 million, respectively.

Net revenue from customers outside the Americas during the three months ended December 28, 2013 and December 29, 2012 represented 52.2% and 50.1% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 28, 2013 and December 29, 2012, represented 52.9% and 50.1% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin increased 1.8 percentage points during the three months ended December 28, 2013 from 44.0% in the same period a year ago to 45.8% in the current period. The increase was primarily due to a reduction in amortization of developed technology in the current period due to certain intangible assets becoming fully amortized in the first quarter of fiscal 2014, and to an improvement in CCOP gross margin driven by continued improvement in manufacturing yields. This increase was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other two segments, represented a higher percentage of consolidated net revenue mix in the current period.

Gross margin increased 2.0 percentage points during the six months ended December 28, 2013 from 42.5% in the same period a year ago to 44.5% in the current period. The increase was primarily due to a reduction in amortization of developed technology in the current period due to certain intangible assets becoming fully amortized in the first quarter of fiscal 2014, and to an improvement in CCOP gross margin driven by continued improvement in manufacturing yields. This increase was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other two segments, represented a higher percentage of consolidated net revenue mx in the current period.

As discussed in more detail under “Net Revenue” above, we sell products in certain markets that are consolidating, undergoing product, architectural and business model transitions, have high customer concentrations, are highly competitive (increasingly due to Asia-Pacific-based competition), are price sensitive and/or are affected by customer seasonal and mix variant buying patterns. Further, we are continuing significant organic investments in research and development (as discussed under “Research and Development” below) and have made a number of strategic acquisitions to add new products and capabilities to our portfolio, with a goal of driving towards higher gross margin solutions. We expect these factors to continue to result in variability of our gross margin.

Research and Development (“R&D”)

R&D expense increased by $8.8 million, or 13.9%, during the three months ended December 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $7.7 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and strategic acquisitions in fiscal 2013. Additionally, R&D offsets from CCOP customer-funded development projects were $1.9 million higher in the same period a year ago which contributed to the increase in R&D expense in the current period. This was partially offset by a $0.8 million reduction in materials spending in the current period.

R&D expense increased by $16.8 million, or 13.4%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $13.5 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and strategic acquisitions in fiscal 2013. Additionally, R&D offsets from CCOP customer-funded development projects were $4.1 million higher in the same period a year ago which contributed to the increase in the current period. This was partially offset by a $1.2 million reduction in materials spending in the current period.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased by $3.6 million, or 3.4%, during the three months ended December 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $5.5 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions in fiscal 2013. This increase was partially offset by a $1.4 million decrease in external costs due to the insourcing of information technology (“IT”) application servers in the fourth quarter of fiscal 2013 and a $0.5 million gain on the disposal of long-lived assets in the current period.

SG&A expense increased by $6.0 million, or 2.9%, during the six months ended December 28, 2013 compared to the same period a year ago. This increase was primarily driven by a $10.4 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions in fiscal 2013. This increase was partially offset by a $2.6 million decrease in external costs due to the insourcing of IT application servers in the fourth quarter of fiscal 2013 coupled with a $0.2 million gain on the disposal of long lived assets in the current period compared with a $1.4 million loss on disposal of long-lived assets in the same period a year ago.

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

Restructuring and Related Charges

We continue to reduce costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products, and align our businesses in response to market conditions. We estimate annualized cost savings of approximately $22.4 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more detail.

During the three and six months ended December 28, 2013, we incurred restructuring and related charges of $1.0 million and $0.2 million, respectively. During the three and six months ended December 29, 2012, we incurred restructuring and related charges of $3.0 million and $5.7 million, respectively.

During the second quarter of fiscal 2014, we incurred restructuring and related charges of $1.0 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the second quarter of fiscal 2014, Management approved a plan in the Finance and IT organization to eliminate positions and re-define roles and responsibilities to align with the future state of the organization under new executive management and move positions to lower-cost locations where appropriate. As a result, a restructuring charge of $1.6 million was recorded for severance and employee benefits for 26 employees primarily in SG&A functions located in North America, Asia and Europe. As of December 28, 2013, 16 employees have been terminated; payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

•                  We recorded a $1.5 million benefit to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan originally approved in the fourth quarter of fiscal 2013.

During the second quarter of fiscal 2013, we recorded $3.0 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the second quarter of fiscal 2013, Management approved a plan to align our investment strategy in NSE with customer spending priorities in high-growth product lines such as wireless network assurance and eliminate positions in research and development, sales and operations organization that supported low-growth product lines. As a result, a restructuring charge of $1.8 million was recorded towards severance and employee benefits for 43 employees primarily in R&D and SG&A functions. As of December 29, 2012, 38 employees have been terminated. The employees being affected are located in North America and Asia. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

•                  We also incurred restructuring and related charges from previously announced restructuring plans in the second quarter of fiscal 2013 related to the following: (i) $0.6  million of additional severance and employee benefits arising primarily to adjust the accrual for the NSE Operation and Repair Outsourcing Restructuring Plan announced in the fourth quarter of fiscal 2012 and (ii) $0.4  million of additional severance and employee benefits arising primarily to adjust the accrual for the NSE Manufacturing Support Consolidation Plan  announced in the third quarter of fiscal 2012.

During the six months ended December 28, 2013, we recorded $0.2 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $1.6 million for severance and benefits for the Central Finance and IT Plan announced in the current quarter offset by $0.8 million benefit relating to a reduction in the number of employees impacted by the OSP Operational Realignment Plan approved in the fourth quarter of fiscal 2013.

•                  We recorded a $1.5 million benefit to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan originally approved in the fourth quarter of fiscal 2013.

During the six months ended December 29, 2012, we recorded $5.7 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $2.4 million for severance and benefits for the NSE Wireless Business Restructuring Plan announced in the current quarter and the CCOP CPV Plan announced during the first quarter of fiscal 2013 and $2.1 million of additional severance and employee benefits arising primarily to adjust the accrual for the NSE Operation and Repair Outsourcing Restructuring and the NSE Manufacturing Support Consolidation Plans announced in the fourth and third quarters of fiscal 2012, respectively.

•                  $0.7 million for transfer costs and lease construction costs in NSE which was the result of the repair outsourcing initiative announced during the fourth quarter of fiscal 2012.

•                  $0.5 million for the exit of two leased sites in NSE for the plan announced during the fourth quarter of fiscal 2012.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $6.7 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.

Interest and Other Income (Expense), Net

Interest and other income (expense), net increased by $2.8 million during the three months ended December 28, 2013 from $2.4 million of expense during the same period a year ago to $0.4 million of income in the current period. This increase was primarily driven by (i) the fact that the prior period reflected a $1.3 million realized loss in connection with the repurchase of $50.0 million aggregate principal amount of the 1% Senior Convertible Notes due 2026 (the “2026 Notes”) which were fully repurchased and redeemed in fiscal 2013, (ii) a foreign exchange loss of $1.0 million in the same period a year ago compared with a foreign exchange loss of $0.5 million in the current period, and (iii) a $0.4 million reduction in other expense primarily due to the absence of commitment fees due under the revolving credit facility which the Company terminated in the first quarter of fiscal 2014.

Interest and other income (expense), net increased by $2.6 million during the six months ended December 28, 2013 from $2.8 million of expense during the same period a year ago to $0.2 million of expense in the current period. This increase was primarily driven by the fact that the prior period reflected a $3.4 million realized loss in connection with the repurchase of $100.0 million aggregate principal amount of the 2026 Notes which were fully repurchased and redeemed in fiscal 2013 and a $0.4 million reduction in other expense primarily due to a reduction in commitment fees as referenced above. This was partially offset by a foreign exchange loss of $0.1 million in the same period a year ago compared to a foreign exchange loss of $1.4 million in the current period due to more favorable balance sheet hedging results in the same period a year ago.

Interest Expense

Interest expense increased by $3.3 million, or 64.7%, during the three months ended December 28, 2013 compared to the same period a year ago. The increase was primarily due to accretion of the debt discount on our 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) in the current period as compared to the accretion on our 2026 Notes in the same period a year ago. During the three months ended December 28, 2013 and December 29, 2012, we accreted debt discount of $6.0 million and $3.6 million, respectively. Refer to “Note 10. Debts and Letters of Credit” for more detail.

Interest expense increased by $2.4 million, or 21.4%, during the six months ended December 28, 2013 compared to the same period a year ago. The increase in interest expense was primarily due to a $1.3 million write-off of unamortized issuance costs related to the termination of the revolving credit facility in the first quarter of fiscal 2014, coupled with an increase in accretion of the debt discount as referenced above. During the six months ended December 28, 2013 and December 29, 2012, we accreted debt discount of $8.6 million and $7.8 million, respectively.

Provision for Income Tax

We recorded an income tax expense of $3.0 million and $3.5 million for the three and six months ended December 28, 2013, respectively. We recorded an adjustment related to prior periods which reduced income tax expense by $1.7 million for the three months ended December 28, 2013, of which $0.8 million and $0.9 million related to the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, respectively. We recorded an income tax expense of $4.1 million and $7.5 million for the three and six months ended December 29, 2012, respectively.

These income tax expenses primarily relate to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations. A tax benefit of $0.9 million and $5.1 million was recorded in the Company’s income tax provision for the three and six months ended December 28, 2013, respectively, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the year to date benefit may reverse during the year.

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

As of December 28, 2013 and June 29, 2013, our unrecognized tax benefits totaled $81.1 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.6 million accrued for the payment of interest and penalties at December 28, 2013. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $22.3 million.

Discontinued Operations

During the second quarter of fiscal 2013, we closed the sale of the Hologram Business, previously within the OSP reportable segment, and received gross proceeds of $11.5 million in cash, subject to an earnout clause requiring the buyer to pay up to a maximum additional amount of $4.0 million if the revenue generated by the business exceeds a pre-determined target amount during the one-year period immediately following the closing. We are currently evaluating the amount we are owed from the buyer under the earnout clause.

Net revenue of the Hologram Business for the three and six months ended December 29, 2012 was $0.3 million and $5.2 million, respectively. Net income (loss) for the three and six months ended December 29, 2012 was net income of $0.8 million and net loss of $1.0 million, respectively. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (in millions)

	Three Months Ended				Six Months Ended
	December 28,	December 29,		Percentage	December 28,	December 29,		Percentage
	2013	2012	Change	Change	2013	2012	Change	Change
NSE
Net revenue	$195.0	$195.4	$(0.4)	(0.2)%	$366.9	$364.9	$2.0	0.5%
Operating income	28.7	35.3	(6.6)	(18.7)%	41.3	52.1	(10.8)	(20.7)%
Operating margin	14.7%	18.1%			11.3%	14.3%

CCOP
Net revenue	198.0	185.8	12.2	6.6%	402.6	380.7	21.9	5.8%
Operating income	23.9	21.2	2.7	12.7%	51.1	45.0	6.1	13.6%
Operating margin	12.1%	11.4%			12.7%	11.8%

OSP
Net revenue	54.6	48.2	6.4	13.3%	107.1	104.7	2.4	2.3%
Operating income	20.5	16.2	4.3	26.5%	39.6	37.4	2.2	5.9%
Operating margin	37.5%	33.6%			37.0%	35.7%

NSE

NSE operating margin decreased 3.4 percentage points during the three months ended December 28, 2013 from 18.1% in the same period a year ago to 14.7% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses driven by higher headcount primarily related to strategic acquisitions in fiscal 2013 and ongoing R&D investments primarily in our Mobility and Network Visibility and Control product lines.

NSE operating margin decreased 3.0 percentage points during six months ended December 28, 2013 from 14.3% in the same period a year ago to 11.3% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses driven by higher headcount related to strategic acquisitions in fiscal 2013 and ongoing R&D investments primarily in our Mobility and Network Visibility and Control product lines. This was partially offset by an overall increase in NSE net revenue as referenced above.

CCOP

CCOP operating margin increased 0.7 percentage points during the three months ended December 28, 2013 from 11.4% in the same period a year ago to 12.1% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by improvement in yields and an overall increase in CCOP net revenue as referenced above. This was partially offset by an increase in R&D expense primarily due to higher R&D offsets in the same period a year ago as referenced above and higher headcount associated with our ongoing R&D investments in the current period.

CCOP operating margin increased 0.9 percentage points during six months ended December 28, 2013 from 11.8% in the same period a year ago to 12.7% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by improvement in yields and an overall increase in CCOP net revenue as referenced above. This was partially offset by an increase in R&D expense primarily due to higher R&D offsets in the same period a year ago as referenced above and higher headcount associated with our ongoing R&D investments in the current period.

OSP

OSP operating margin increased 3.9 percentage points during the three months ended December 28, 2013 from 33.6% in the same period a year ago to 37.5% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by manufacturing cost reductions. This was partially off by an increase in R&D expense to support incremental growth initiatives.

OSP operating margin increased 1.3 percentage points during six months ended December 28, 2013 from 35.7% in the same period a year ago to 37.0% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by favorable product mix and manufacturing cost reductions, coupled with an overall increase in OSP net revenue as referenced above. This was partially off by an increase in R&D expense to support incremental growth initiatives.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 28, 2013 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of December 28, 2013, U.S. entities owned approximately 87.6% of our cash and cash equivalents, short-term investments and restricted cash.

As of December 28, 2013, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended December 28, 2013, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our other investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of December 28, 2013, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $1,095.6 million, an increase of $579.7 million from June 29, 2013 primarily due to our issuance of the 2033 Notes and $83.9 million of cash provided by operating activities, partially offset by a $100.0 million share repurchase in the first quarter of fiscal 2014. Cash and cash equivalents increased by $192.4 million in the six months ended December 28, 2013 due to $549.7 million of cash provided by financing activities and $83.9 million of cash provided by operating activities, partially offset by $442.7 million of cash used in investing activities.

During the six months ended December 28, 2013, cash provided by operating activities was $83.9 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $118.1 million, and changes in operating assets and liabilities that used $34.2 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $7.2 million due to timing of salary and variable incentive payments, an increase in accounts receivable of $28.3 million due to an increase in sales and a decrease in accrued expenses and other current and non-current liabilities of $10.2 million, partially offset by an increase in accounts payable of $21.8 million due to lower payment activity in the first quarter.

During the six months ended December 29, 2012, cash provided by operating activities was $102.5 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $101.8 million, and changes in operating assets and liabilities that generated $0.7 million primarily to a decrease in accounts receivable of $29.4 million driven by our collection efforts and an increase in accounts payable of $3.6 million, offset by an increase in other current and non-current assets of $13.8 million, a decrease in deferred revenue of $12.5 million and a decrease in accrued expenses and other current and non-current liabilities of $5.0 million.

During the six months ended December 28, 2013, cash used in investing activities was $442.7 million, primarily related to the investment of proceeds from the 2033 Notes of $671.7 million, purchases of property, plant and equipment of $44.3 million, including the $14.7 million purchase of a fabrication facility in California, and $22.5 million related to our acquisition of certain technology and other assets from Trendium. These were partially offset by proceeds from maturities of available-for-sale investments of $135.3 million and sales of available-for-sale investments of $154.7 million in the current period.

During the six months ended December 29, 2012 cash used for investing activities was $115.8 million, primarily related to net cash outflows used for the purchase of available-for-sale investments of $83.6 million, cash used for the purchase of property, plant and equipment of $33.3 million and cash used for the acquisition of a business of $11.1 million, offset by net proceeds from sale of the Hologram Business of $11.2 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the six months ended December 29, 2012 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the six months ended December 28, 2013, cash provided by financing activities was $549.7 million, primarily related to the $650.0 million proceeds from the 2033 Notes partially offset by the repurchase of 7.4 million shares of our outstanding common stock for $100.0 million in the current period.

During the six months ended December 29, 2012, cash used for financing activities was $85.4 million, primarily related to the repurchase of our 1% Senior Convertible Notes in the amount of $96.5 million, partially offset by proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan of $11.5 million.

We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

Contractual Obligations

During the second quarter of fiscal 2014, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, except for those occurring in the ordinary course of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in “Note 16. Commitments and Contingencies.”

Employee Stock-based Benefit Plans

Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 14. Stock-Based Compensation” for more information.

Pension and Other Post-retirement Benefits

We sponsor pension plans for certain past and present employees primarily in the U.K. and Germany.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with an acquisition during fiscal 2010. The U.K. plan is partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets.

The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. As of December 28, 2013, our pension plans were under funded by $99.3 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $0.9 million related to our non-pension post-retirement benefit plan. Pension plan assets are professionally managed and we monitor the performance of our investment managers. As of December 28, 2013, the value of plan assets had increased approximately 4.0% since June 29, 2013, our most recent fiscal year end.

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

Foreign Exchange Risk

We utilize foreign exchange forward contracts and other instruments, including option contracts, to hedge foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables. Our foreign exchange forward contracts and other instruments are accounted for as derivatives whereby the fair value of the contracts are reflected as Prepayments and other current assets or Other current liabilities in Consolidated Balance Sheets and the associated gains and losses are reflected in Interest and other income (expense), net in the Consolidated Statements of Operations.  Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated monetary assets and liabilities.

Forward contracts, most with a term of less than 120 days, were transacted near quarter-end and therefore, the fair value of the contracts is approximately zero at quarter-end. The change in the fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

The following table provides information about our foreign currency forward contracts outstanding as of December 28, 2013.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	60.2	$56.3
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	252.9	41.3
British Pound (contracts to buy GBP / sell USD)	GBP	6.7	10.9
Euro (contracts to buy EUR / sell USD)	EUR	54.8	75.0
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	49.2	38.8
Mexican Peso (contracts to buy MXN / sell USD)	MXN	91.5	7.0
Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.4	5.7
Brazilian Real (contracts to sell BRL / buy USD)	BRL	19.8	8.1
Japanese Yen (contracts to sell JPY / buy USD)	JPY	116.9	1.1
Indian Rupee (contracts to sell INR / buy USD)	INR	528.0	8.3
South Korean Won (contracts to sell KRW / buy USD)	KRW	2,914.7	2.7
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	3.0
Swedish Krona (contracts to buy SEK / sell USD)	SEK	34.0	5.2
Total USD notional amount of outstanding foreign exchange contracts			$263.4

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at December 28, 2013.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of December 28, 2013, the fair market value of the 2033 Notes was $653.2 million. Refer to “Note 10. Debt and Letters of Credit” for more details.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While Management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and Management’s view of these matters may change in the future. If an unfavorable final outcome occurs, it is possible there could be a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.

Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 29, 2103.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated December 6, 2013, by and among NI Holdings I, Inc., a Delaware corporation, the Company, Jade Acquisition I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Thoma Bravo, LLC, a Delaware limited liability company, solely in its capacity as Representative for NI Holdings’ stockholders, Thoma Bravo Fund X, L.P., a Delaware limited partnership, and Thoma Bravo Fund X-A., L.P., a Delaware limited partnership.	8-K	1.1	12/11/13
3.1	Third Restated Certificate of Incorporation	8-K	3.1	11/18/13
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: February 6, 2014