Form 10-K/A
period 2013-06-29
JDS UNIPHASE CORP /CA/
filed 2014-04-03
CIK 912093

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

(408) 546-5000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of exchange on which registered
Common Stock, par value of $0.001 per share Preferred Stock Purchase Rights	The NASDAQ Stock Market LLC

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

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 29, 2013 are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to its Annual Report on Form 10-K for the year ended June 29, 2013 (“Form 10-K”) solely to correct a clerical error in the report of our independent registered public accounting firm on page 66 on our Form 10-K. The first sentence of the report of our independent registered public accounting firm inadvertently included the language “the statements of operations, comprehensive income (loss), stockholders’ equity and cash flows” where it was intended to reference “the results of their operations and their cash flows.”

As required by Rule 12b-15, the Registrant’s principal executive officer and principal financial officer are providing currently dated certifications on Exhibits 31.1, 31.2, 32.1 and 32.2.  Accordingly, the Registrant hereby amends Item 15 in the Form 10-K to add such reports as Exhibits.

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Form 10-K, including any of the financial information disclosed in Parts II and IV of the Form 10-K, and does not purport to reflect any information or events subsequent to the filing thereof. Accordingly, this Form 10-K/A should be read in conjunction with the Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 29, 2013 and June 30, 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A.  Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 23, 2013

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Net revenue	$1,676.9	$1,662.4	$1,781.9
Cost of sales	919.0	898.3	939.3
Amortization of acquired technologies	63.3	58.6	56.9
Gross profit	694.6	705.5	785.7
Operating expenses:
Research and development	258.5	244.0	238.0
Selling, general and administrative	429.3	427.0	434.5
Amortization of other intangibles	12.7	21.7	25.9
Restructuring and related charges	19.0	12.4	14.8
Total operating expenses	719.5	705.1	713.2
(Loss) income from operations	(24.9)	0.4	72.5
Interest and other income (expense), net	(4.1)	12.8	5.6
Interest expense	(17.9)	(27.3)	(25.4)
(Loss) income from continuing operations before income taxes	(46.9)	(14.1)	52.7
(Benefit from) provision for income taxes	(103.9)	12.0	(26.0)
Income (loss) from continuing operations, net of tax	57.0	(26.1)	78.7
Loss from discontinued operations, net of tax	—	(29.5)	(7.1)
Net income (loss)	$57.0	$(55.6)	$71.6

Basic net income (loss) per share from:
Continuing operations	$0.24	$(0.11)	$0.35
Discontinued operations	—	(0.13)	(0.03)
Net income (loss)	$0.24	$(0.24)	$0.32

Diluted net income (loss) per share from:
Continuing operations	$0.24	$(0.11)	$0.34
Discontinued operations	—	(0.13)	(0.03)
Net income (loss)	$0.24	$(0.24)	$0.31

Shares used in per share calculation:
Basic	235.0	230.0	224.4
Diluted	239.3	230.0	232.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(in millions, except per share data)

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Net income (loss)	$57.0	$(55.6)	$71.6
Other comprehensive income (loss):
Net change in cumulative translation adjustments	5.8	(9.4)	12.1
Unrealized gains and losses on investments, net of tax:
Unrealized net holding gains arising during period, net of tax	0.2	—	1.8
Less: reclassification adjustments included in Net income (loss)	(0.5)	(1.2)	(4.1)
Change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during the period	(4.4)	(14.3)	7.9
Amortization of actuarial gains	—	(0.4)	—
Net change in other comprehensive income (loss)	1.1	(25.3)	17.7
Comprehensive income (loss)	$58.1	$(80.9)	$89.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 29,	June 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$281.0	$401.1
Short-term investments	205.2	320.5
Restricted cash	29.7	31.1
Accounts receivable, net (Note 6)	273.3	305.8
Inventories, net	145.8	174.5
Prepayments and other current assets	95.3	77.2
Total current assets	1,030.3	1,310.2
Property, plant and equipment, net	247.0	252.9
Goodwill	115.1	68.7
Intangibles, net	149.7	178.8
Deferred income taxes	155.5	40.1
Other non-current assets	17.6	18.8
Total assets	$1,715.2	$1,869.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$97.7	$117.6
Accrued payroll and related expenses	77.0	68.6
Income taxes payable	18.7	20.7
Deferred revenue	71.9	81.2
Accrued expenses	37.1	35.3
Short-term debt	—	292.8
Other current liabilities	45.3	37.9
Total current liabilities	347.7	654.1
Other non-current liabilities	206.2	176.6
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at June 29, 2013 and June 30, 2012, issued and outstanding
Common Stock, $0.001 par value; 1 billion shares authorized; 237 million shares at June 29, 2013 and 232 million shares at June 30, 2012, issued and outstanding	0.2	0.2
Additional paid-in capital	69,760.1	69,695.7
Accumulated deficit	(68,607.6)	(68,664.6)
Accumulated other comprehensive income	8.6	7.5
Total stockholders’ equity	1,161.3	1,038.8
Total liabilities and stockholders’ equity	$1,715.2	$1,869.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
OPERATING ACTIVITIES:
Net income (loss)	$57.0	$(55.6)	$71.6
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	68.4	70.3	64.1
Amortization of acquired technologies and other intangibles	76.2	87.5	89.1
Stock-based compensation	56.5	49.1	41.4
Amortization of debt issuance costs and accretion of debt discount	12.9	20.9	19.5
Loss on disposal and impairment of long-lived assets	3.5	22.7	1.5
Other	4.9	4.5	1.6
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	39.2	17.2	(52.8)
Inventories	27.2	(7.7)	(38.6)
Other current and non-current assets	(15.3)	(14.8)	9.7
Accounts payable	(16.1)	(29.2)	9.7
Income taxes payable	0.1	(0.8)	(4.0)
Deferred revenue, current and non-current	1.1	(5.1)	44.1
Deferred taxes, net	(119.5)	(3.5)	(35.6)
Accrued payroll and related expenses	(9.4)	(25.3)	(1.0)
Accrued expenses and other current and non-current liabilities	1.1	(11.1)	(15.0)
Net cash provided by operating activities	187.8	119.1	205.3
INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(466.6)	(444.8)	(355.3)
Maturities of investments	287.7	316.6	177.6
Sales of investments	288.9	101.6	107.7
Changes in restricted cash	1.6	3.5	(2.3)
Acquisitions of business, net of cash acquired	(83.2)	(12.5)	—
Acquisition of property, plant and equipment	(65.1)	(72.2)	(116.7)
Proceeds received from the sale of a business and assets, net of selling costs	11.7	2.1	0.7
Net cash used in investing activities	(25.0)	(105.7)	(188.3)
FINANCING ACTIVITIES:
Redemption of convertible debt	(306.8)	(13.2)	(0.2)
Payment of financing obligations	(2.5)	(11.6)	(6.8)
Payment of debt issuance costs	(0.2)	(1.9)	—
Proceeds from financing obligations	—	6.9	—
Proceeds from exercise of employee stock options and employee stock purchase plan	25.7	17.9	38.1
Net cash (used in) provided by financing activities	(283.8)	(1.9)	31.1
Effect of exchange rates on cash and cash equivalents	0.9	(5.8)	7.1
(Decrease) increase in cash and cash equivalents	(120.1)	5.7	55.2
Cash and cash equivalents at beginning of period	401.1	395.4	340.2
Cash and cash equivalents at end of period	$281.0	$401.1	$395.4

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.8	$6.0	$5.8
Cash paid for taxes	14.3	16.2	15.3
Non-cash transactions:
Purchase of infrastructure technology equipment and licenses	—	3.2	7.1

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in millions)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income	Total
Balance at July 3, 2010	221.1	$0.2	$69,574.0	$(68,680.6)	$15.1	$908.7
Net income	—	—	—	71.6	—	71.6
Comprehensive income	—	—	—	—	17.7	17.7
Shares issued under employee stock plans, net of tax effects	6.5	—	25.7	—	—	25.7
Stock-based compensation	—	—	41.7	—	—	41.7
Balance at July 2, 2011	227.6	0.2	69,641.4	(68,609.0)	32.8	1,065.4
Net loss	—	—	—	(55.6)	—	(55.6)
Comprehensive loss	—	—	—	—	(25.3)	(25.3)
Shares issued under employee stock plans, net of tax effects	4.3	—	5.0	—	—	5.0
Stock-based compensation	—	—	49.5	—	—	49.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(0.2)	—	—	(0.2)
Balance at June 30, 2012	231.9	0.2	69,695.7	(68,664.6)	7.5	1,038.8
Net income	—	—	—	57.0	—	57.0
Comprehensive income	—	—	—	—	1.1	1.1
Shares issued under employee stock plans, net of tax effects	5.5	—	9.9	—	—	9.9
Stock-based compensation	—	—	56.5	—	—	56.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(2.0)	—	—	(2.0)
Balance at June 29, 2013	237.4	$0.2	$69,760.1	$(68,607.6)	$8.6	$1,161.3

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

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th.  The Company’s fiscal 2013 ended on June 29, 2013 and was a 52 week year.  The Company’s fiscal 2012 ended on June 30, 2012 was a 52 week year. The Company’s fiscal 2011 ended on July 2, 2011 was a 52 week year.

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

Discontinued Operations

During the second quarter of fiscal 2013, the Company closed the sale of its hologram business (“Hologram Business”) to OpSec Security Inc. for $11.5 million in cash. The Consolidated Statements of Operations have been recast to present the Hologram Business as discontinued operations as described in “Note 19. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.

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

Restricted Cash

At June 29, 2013 and June 30, 2012, the Company’s short-term restricted cash balances were $29.7 million and $31.1 million, respectively, and the Company’s long-term restricted cash balances were $6.5 million and $6.6 million, respectively. They primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

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

The Company periodically reviews these investments for impairment. If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment; if a debt security’s market value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments, including cash equivalents, accounts receivable, accounts payable, and deferred compensation liability, approximate fair value because of their short maturities. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions about the factors that market participants would use in valuing the asset or liability.

Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair market value of the Company’s 1% Senior Convertible Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company’s “Note 10. Debts and Letters of Credit” for more detail.

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

Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as “Impairment of goodwill”. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures including: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties; using present value techniques of estimated future cash flows; or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

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

The measurement of the benefit obligation and net periodic pension cost (income) is based on the Company’s estimates and actuarial valuations provided by third-party actuaries which are approved by the Company’s management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. The Company evaluates these assumptions annually at a minimum. In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets.

Concentration of Credit and Other Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, trade receivables and foreign currency forward contracts. The Company’s cash and cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds securities, corporate securities, money market funds, asset-backed securities, and other investment-grade securities. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity of these investments.  The Company’s foreign exchange derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements.  The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading such risk across several major financial institutions.  In addition, the potential risk of loss with any one counterparty resulting from such risk is monitored by the Company on an ongoing basis.

The Company performs credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. These evaluations require significant judgment and are based on a variety of factors including, but not limited to, current economic trends, historical payment, bad debt write-off experience, and financial review of the customer.

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages take into account a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as selling, general and administrative (“SG&A”) expense.

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

Foreign Currency Translation

Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of accumulated other comprehensive income, within Shareholder’s Equity. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income (expense), net.

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

The Company reduces revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. The Company’s estimates are based on its historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

In addition to the aforementioned general policies, the following are the specific revenue recognition policies for multiple-element arrangements and for each major category of revenue.

Multiple-Element Arrangements

In October 2009, the FASB issued authoritative guidance that applies to arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition, on non-software arrangements, and allows the use of management’s best estimate of selling price (“BESP”) for individual elements of an arrangement when vendor-specific objective evidence (“VSOE”) or third-party evidence (“TPE”) is unavailable. In addition, the FASB issued authoritative guidance which removes non-software components of tangible products and certain software components of tangible products from the scope of existing software revenue guidance, resulting in the recognition of revenue similar to that for other tangible products. The Company adopted these standards at the beginning of its first quarter of fiscal year 2011 on a prospective basis for applicable transactions originating or materially modified on or after July 3, 2010.

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

Software

The Company’s software arrangements generally consist of a perpetual license fee and PCS. Generally the Company has established VSOE of fair value for PCS contracts based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software related and non-software-related elements are accounted for in accordance with the following policies.

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

Research and Development (“R&D”) Expense

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

Stock-Based Compensation

Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. The Company estimates the fair value of stock options with service conditions and employee stock purchase plan awards (“ESPP”) using the Black-Scholes-Merton (“BSM”) option-pricing model and a single option award approach. This option-pricing model requires the input of highly subjective assumptions, including the award’s expected life and the price volatility of the underlying stock. The expected stock price volatility assumption is determined using a combination of historical and implied volatility of the Company’s common stock. The Company uses the Lattice model to estimate the fair value of certain performance-based options with market conditions (“market-condition options”). The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The Company uses the Monte Carlo simulation to estimate the fair value of certain performance-based Full Value Awards with market conditions (“MSUs”).

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

The authoritative guidance on accounting for uncertainty in income taxes clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements and prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions.  The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The

Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary.

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

	Balance at				Revisions	Balance at
	Beginning of	Liabilities	Liabilities	Accretion	to	End of
(in millions)	Period	Incurred	Settled	Expense	Estimates	Period
Asset Retirement Obligations:
Year ended June 29, 2013	$10.8	—	(1.8)	0.5	(0.3)	$9.2
Year ended June 30, 2012	$10.3	0.4	(0.5)	0.6	—	$10.8

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

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Numerator:
Income (loss) from continuing operations, net of tax	$57.0	$(26.1)	$78.7
Income (loss) from discontinued operations, net of tax	—	(29.5)	(7.1)
Net income (loss)	$57.0	$(55.6)	$71.6

Denominator:
Weighted-average number of common shares outstanding
Basic	235.0	230.0	224.4
Effect of dilutive securities from stock-based benefit plans	4.3	—	8.2
Diluted	239.3	230.0	232.6

Income (loss) from continuing operations, net of tax - basic	$0.24	$(0.11)	$0.35
Income (loss) from discontinued operations, net of tax - basic	—	(0.13)	(0.03)
Net income (loss) - basic	$0.24	$(0.24)	$0.32

Income (loss) from continuing operations, net of tax - diluted	$0.24	$(0.11)	$0.34
Income (loss) from discontinued operations, net of tax - diluted	—	(0.13)	(0.03)
Net income (loss) - diluted	$0.24	$(0.24)	$0.31

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted income (loss) per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Stock options and ESPP	2.3	9.9	3.8
Restricted shares and stock units	2.2	7.7	—
Total potentially dilutive securities	4.5	17.6	3.8

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

At June 29, 2013 and June 30, 2012, balances for the components of accumulated other comprehensive income were as follows (in millions):

	Unrealized gains	Foreign currency
	(losses) on	translation	Defined benefit
	available-for-	adjustments,	obligation, net
	sale investments	net of tax	of tax (1)	Total
Beginning balance as of June 30, 2012	$(2.8)	$10.6	$(0.3)	$7.5
Other comprehensive income (loss) before reclassification	0.2	5.8	(4.4)	1.6
Amounts reclassified from accumulated other comprehensive income (2)	(0.5)	—	—	(0.5)
Net current-period other comprehensive (loss) income	(0.3)	5.8	(4.4)	1.1
Ending balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6

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

Arieso Limited (“Arieso”)

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

In accordance with the authoritative guidance, the Company expensed $1.8 million of acquisition-related costs incurred as SG&A expense in the Company’s Consolidated Statement of Operations for the twelve months ended June 29, 2013.

The estimated amount of Arieso’s net revenue and net loss (excluding acquisition-related costs), included in the Company’s Consolidated Statement of Operations for the twelve months ended June 29, 2013 was $1.4 million and $9.9 million respectively. Arieso’s net revenue and earnings disclosed above reflect management’s best estimate, based on information available at the reporting date.

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

	Year Ended
	June 29,	June 30,
	2013	2012
Pro forma net revenue	$1,680.6	$1,676.0
Pro forma net income (loss) from continuing operations, net of tax	46.5	(35.3)

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012 (“GenComm Closing Date”), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released more than one year after the GenComm Closing Date. After the GenComm Closing Date, GenComm was integrated in the Company’s CommTest segment.

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

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Allowance for doubtful accounts	$2.1	$2.2
Allowance for sales returns and other	0.1	0.4
Total accounts receivable reserves and allowances	$2.2	$2.6

The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at	Charged to
	Beginning of	Costs and		Balance at End
	Period	Expenses	Deduction (1)	of Period
Allowance for doubtful accounts:
Year ended June 29, 2013	$2.2	$0.3	$(0.4)	$2.1
Year ended June 30, 2012	2.3	1.8	(1.9)	2.2
Year ended July 2, 2011	2.6	0.5	(0.8)	2.3

(1) Write-offs of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs.  The components of inventories, net were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Finished goods	$85.7	$89.5
Work in process	37.0	37.3
Raw materials	23.1	47.7
Inventories, net	$145.8	$174.5

Property, Plant and Equipment, Net

The components of property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Land	$14.6	$14.1
Buildings and improvements	34.9	35.8
Machinery and equipment	453.8	421.3
Furniture, fixtures, software and office equipment	132.9	166.1
Leasehold improvements	92.7	95.3
Construction in progress	14.9	33.0
	743.8	765.6
Less: Accumulated depreciation	(496.8)	(512.7)
Property, plant and equipment, net	$247.0	$252.9

At June 29, 2013 and June 30, 2012, net included $21.8 million and $23.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 17. Commitments and Contingencies” below) accounted for under the financing method. See “Note 17. Commitments and Contingencies” for more detail.

During fiscal 2013, 2012 and 2011, the Company recorded $68.3 million, $69.2 million, and $63.3 million, respectively, of depreciation expense.

Prepayments and Other Current Assets

The components of prepayments and other current assets were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Prepayments	$36.0	$30.9
Advances to contract manufacturers	14.6	18.4
Deferred income tax	3.9	2.3
Refundable income taxes	2.3	4.7
Other receivables	26.1	13.0
Assets held for sale	2.2	—
Other current assets	10.2	7.9
Prepayments and other current assets	$95.3	$77.2

As of June 29, 2013, land and buildings owned in Switzerland met the held for sale criteria in accordance with the authoritative guidance. Accordingly, the Company has classified the land and buildings as an asset held for sale which is recorded as a component of Prepayments and other current assets in the Consolidated Balance Sheet as of June 29, 2013.

Other Current Liabilities

The components of other current liabilities were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Deferred compensation plan	$4.2	$4.6
Warranty accrual	6.0	8.1
VAT liabilities	5.6	2.7
Restructuring accrual	10.3	8.6
Deferred taxes	1.0	3.1
Other	18.2	10.8
Other current liabilities	$45.3	$37.9

Other Non-Current Liabilities

The components of other non-current liabilities were as follows (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Pension accrual and post-employment benefits	$92.0	$85.2
Deferred taxes	11.0	4.7
Restructuring accrual	6.2	4.0
Financing obligation	32.4	35.4
Non-current income taxes payable	13.4	9.3
Asset retirement obligations	8.8	9.2
Long-term deferred revenue	25.8	16.1
Other	16.6	12.7
Other non-current liabilities	$206.2	$176.6

Interest and Other Income (Expense), Net

The components of interest and other income (expense), net were as follows (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Interest income	$2.7	$3.5	$3.9
Foreign exchange gains (losses), net	(2.5)	0.3	(1.5)
Proceeds from insurance claims (1)	—	9.4	—
Loss on repurchase of Convertible Notes	(4.1)	(0.7)	—
Gain on sale of investments	0.5	1.6	3.4
Other income (expense), net	(0.7)	(1.3)	(0.2)
Interest and other income (expense), net	$(4.1)	$12.8	$5.6

(1)         During second quarter of fiscal 2012, one of the Company’s primary Communications and Commercial Optical Products segment (“CCOP”) manufacturing partners, Fabrinet, experienced significant flooding which resulted in suspension of operations for a portion of the quarter. As a result, the Company filed an insurance claim for business interruption and miscellaneous property losses related to the event. During the fourth quarter of fiscal 2012, the Company received $10.5 million net of deductibles from the insurance company of which $9.4 million was recorded in Interest and other income (expense), net.

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

At June 29, 2013 the Company’s available-for-sale securities were as follows (in millions):

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

In addition to the amounts presented above, at June 29, 2013, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $4.2 million, of which $0.8 million were invested in debt securities, $0.3 million were invested in money market instruments and funds and $3.1 million were invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

The Company recorded no other-than-temporary impairment charges in fiscal 2013. During fiscal 2012 and 2011, the Company recorded other-than-temporary impairment charges of $0.3 million and $0.2 million, respectively, on asset-backed securities.

At June 29, 2013, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

At June 29, 2013, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

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

At June 30, 2012, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

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

(1)                                 $201.6 million in cash and cash equivalents, $205.2 million in short-term investments, $29.7 million in restricted cash, and $7.3 million in other non-current assets on the Company’s consolidated balance sheets.

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

Note 8. Goodwill

Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Communications Test &	Optical Security and
	Measurement	Performance Products (1)	Total
Balance as of July 2, 2011 (2)	$59.1	$8.3	$67.4
Goodwill from Dyaptive Acquisition (5)	2.0	—	2.0
Currency translation adjustments related to acquisition	(0.7)	—	(0.7)
Balance as of June 30, 2012 (3)	$60.4	$8.3	$68.7
Goodwill from GenComm Acquisition (5)	5.7	—	5.7
Goodwill from Arieso Acquisition (5)	40.7	—	40.7
Balance as of June 29, 2013 (4)	$106.8	$8.3	$115.1

(1)

During the first quarter of fiscal 2013, the reporting structure of the Advanced Optical Technologies reportable segment (“AOT”) was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group (“COPG”), Flex Products Group (“Flex”) and Authentication Solutions Group (“ASG”) (excluding the Hologram Business), were merged into the new Optical Security and Performance Products reportable segment (“OSP”), having one single reporting unit, replacing AOT. As the entire $8.3 million balance of AOT’s goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT’s goodwill to OSP. The Company closed the sale of the Hologram Business, a component of the ASG reporting unit, during the second quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale does not impact goodwill. Refer to “Note 18. Operating Segments” and “Note 19. Discontinued Operations” for further information.

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

(5)	See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail.

The following table presents gross goodwill and accumulated impairment balances for the fiscal years ended June 29, 2013, and June 30, 2012 (in millions):

	June 29,	June 30,
	2013	2012
Gross goodwill balance	$5,794.0	$5,747.6
Accumulated impairment losses	(5,678.9)	(5,678.9)
Net goodwill balance	$115.1	$68.7

Impairment of Goodwill

The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods of fiscal 2013, 2012 or 2011 and thus, the Company reviewed goodwill for impairment during the fourth quarter. The Company determined that, based on its cash flow structure, organizational structure and the financial information that is provided to and reviewed by management for the period ended fiscal 2013, its reporting units are: CommTest, Optical Communications, Lasers, and OSP. For the periods ended fiscal 2012 and 2011, the Company’s reporting units were: CommTest, CCOP, COPG, ASG, and Flex.

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

During fiscal 2013, the Company approved a strategic plan to exit the low-speed wireline product line within the CommTest segment and incurred a $2.2 million charge for accelerated amortization of related intangible assets, of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and in Amortization of other intangibles in the Consolidated Statement of Operations, respectively. Also during fiscal 2013 the Company approved a plan to exit the concentrated photovoltaic (“CPV”) product line within CCOP and incurred a $2.6 million charge for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

During fiscal 2012, the Company recorded an impairment charge of $18.8 million on the carrying amount of other intangibles related to the Hologram Business in accordance with the authoritative guidance. This charge has been presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax and is included in the Accumulated amortization line in the preceding table. Refer to “Note 19. Discontinued Operations” for more details.

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

During fiscal 2013, 2012 and 2011, the Company recorded $76.0 million, $80.3 million and $82.8 million, respectively, of amortization related to acquired developed technology and other intangibles.  The following table presents details of the Company’s amortization (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Cost of sales	$63.3	$58.6	$56.9
Operating expense	12.7	21.7	25.9
Total	$76.0	$80.3	$82.8

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

Upon adoption of authoritative guidance which applies to the 1% Senior Convertible Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for JDSU was based on the historical average “yield to worst” rate for BB-rated issuers. The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount was accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense.

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

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Years Ended
	June 29	June 30
	2013	2012
Effective interest rate	8.1%	8.1%
Interest expense-contractual interest	$1.8	$3.2
Accretion of debt discount	12.0	20.1

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

Note 11. Restructuring and Related Charges

The Company continues to take advantage of opportunities to further reduce costs through targeted restructuring events intended to consolidate its operations and rationalize the manufacturing of its products based on core competencies and cost efficiencies, together with the need to align the business in response to the market conditions. As of June 29, 2013, the Company’s total restructuring accrual was $16.5 million. During the twelve months ended June 29, 2013 and June 30, 2012, the Company recorded $19.0 million and $12.5 million in restructuring and related charges, respectively. Of the $12.5 million in restructuring and related charges recorded during fiscal 2012, $0.1 million attributable to the Hologram Business is presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the twelve months ended June 29, 2013, were as follows (in millions):

				Non-cash
	Balance	Fiscal Year		Settlements	Balance
	June 30,	2013	Cash	and Other	June 29,
	2012	Charges	Settlements	Adjustments	2013
Fiscal 2013 Plans
CCOP Product Line Marketing Restructuring Plan (Workforce Reduction)	$—	$1.2	$(0.7)	$—	$0.5
OSP Operational Realignment Plan (Workforce Reduction)	—	3.7	—	—	3.7
CommTest Lease Restructuring Plan (Lease Costs)	—	4.2	(0.1)	0.9	5.0
CCOP Outsourcing Plan (Workforce Reduction)	—	0.9	(0.2)	—	0.7
CommTest Wireless Business Restructuring Plan (Workforce Reduction)	—	3.0	(2.0)	—	1.0
CCOP CPV Plan (Workforce Reduction)	—	0.4	(0.4)	—	—
Fiscal 2012 Plans
CommTest Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	$3.9	$4.0	$(5.9)	$—	$2.0
Facilities and Equipment	—	0.8	(0.8)	—	—
Lease Costs	—	0.5	(0.8)	0.4	0.1
Total CommTest Operation and Repair Outsourcing	3.9	5.3	(7.5)	0.4	2.1
OSP Business Consolidation Plan (Workforce Reduction)	0.8	—	(0.8)	—	—
CommTest Manufacturing Support Consolidation Plan (Workforce Reduction)	2.5	0.2	(2.6)	—	0.1
CommTest Germantown Restructuring Plan (Lease Costs)	0.5	—	—	—	0.5
Other plans	0.2	—	(0.2)	—	—
Fiscal 2011 Plans
CommTest Market Rebalancing Restructuring Plan:
Workforce Reduction	$0.1	$—	$(0.1)	$—	$—
Lease Costs	1.0	—	(0.4)	—	0.6
Total CommTest Market Rebalancing Restructuring Plan	$1.1	$—	$(0.5)	$—	$0.6
Plans Prior to Fiscal 2011	3.6	0.1	(1.5)	0.1	2.3
Total	$12.6	$19.0	$(16.5)	$1.4	$16.5

Ottawa Lease Exit Costs	$4.6	$0.4	$(1.2)	$(0.1)	$3.7

As of June 29, 2013 and June 30, 2012, the Company included the long-term portion of the restructuring liability of $6.2 million and $4.0 million, respectively, as “restructuring accrual”, a component under Other non-current liabilities, and the short-term portion as “restructuring accrual”, a component under Other current liabilities in the Consolidated Balance Sheets.

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

CommTest Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, management approved a plan to align the Company’s investment strategy in its CommTest segment with customer spending priorities in high-growth product lines such as wireless network assurance and eliminate positions in R&D, sales and operations organization that supported low-growth product lines. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia. As of June 29, 2013, 53 employees have been terminated and payments related to remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

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

Fiscal 2012 Plans

CommTest Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, management approved a plan which focuses on three areas in the CommTest segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM (“Customer Experience Management”) business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and affected 168 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013, was $0.1 million. The employees being affected are located in North America, Europe, Latin America and Asia. During the twelve months ended June 29, 2013, the Company adjusted the accrual for $4.0 million of additional severance and employee benefits arising from 64 employees added to the original plan, $0.8 million for transfer costs and lease construction costs as the result of the repair outsourcing initiative, and $0.5 million for the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of June 29, 2013, 143 of these employees have been terminated and payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

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

Note 12. Income Taxes

The Company’s (loss) income before income taxes consisted of the following (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Domestic	$(98.8)	$(76.7)	$44.6
Foreign	51.9	33.1	1.0
(Loss) income before income taxes	$(46.9)	$(43.6)	$45.6

The Company’s income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Federal:
Current	$—	$—	$(0.1)
Deferred	(0.7)	0.6	1.4
	(0.7)	0.6	1.3
State:
Current	—	0.2	0.1
Deferred	—	0.1	0.2
	—	0.3	0.3
Foreign:
Current	18.4	16.1	11.6
Deferred	(121.6)	(5.0)	(39.2)
	(103.2)	11.1	(27.6)
Total income tax (benefit) expense	$(103.9)	$12.0	$(26.0)

During fiscal 2013, the Company determined that it is more likely than not that the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the “foreign subsidiary”) will be realized after considering all positive and negative evidence. Prior to fiscal 2013, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary’s future operations and profitability on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2013, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and had forecasted future pre-tax income sufficient to realize its deferred tax assets. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized and that the applicable valuation allowance should be released.

Accordingly, a net deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the year. The Company’s conclusion that it is more likely than not that the deferred tax assets will be realized is strongly influenced by its forecast of the foreign subsidiary’s future taxable income. The Company believes its forecast of the foreign subsidiary’s future taxable income is reasonable; however, it is inherently uncertain. Therefore, if the foreign subsidiary realizes material unforeseen losses, then its ability to realize the deferred tax assets may become uncertain and an additional charge to increase the valuation allowance may be recorded.

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

A reconciliation of the Company’s income tax (benefit) expense at the federal statutory rate to the income tax (benefit) expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Income tax (benefit) expense computed at federal statutory rate	$(16.4)	$(15.2)	$15.9
Foreign rate differential	(2.4)	(3.8)	(1.0)
Valuation allowance	(84.5)	23.7	(44.0)
Reversal of previously accrued taxes	(0.7)	(1.5)	(6.1)
Tax credits	(1.4)	(1.2)	—
Non-deductible expenses	4.4	6.0	4.0
Other	(2.9)	4.0	5.2
Income tax (benefit) expense	$(103.9)	$12.0	$(26.0)

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Gross deferred tax assets:
Tax credit carryforwards	$150.1	$148.0	$140.1
Net operating loss carryforwards	2,303.0	2,288.2	2,273.4
Inventories	16.3	15.3	15.5
Accruals and reserves	41.8	41.0	43.6
Other	127.7	102.3	102.1
Acquisition-related items	95.9	127.2	155.4
Gross deferred tax assets	2,734.8	2,722.0	2,730.1
Valuation allowance	(2,549.1)	(2,637.0)	(2,611.2)
Deferred tax assets	185.7	85.0	118.9
Gross deferred tax liabilities:
Acquisition-related items	(26.5)	(35.2)	(65.1)
Undistributed foreign earnings	(8.3)	(2.9)	(2.3)
Other	(3.5)	(12.3)	(20.4)
Deferred tax liabilities	(38.3)	(50.4)	(87.8)
Total net deferred tax assets (liabilities)	$147.4	$34.6	$31.1

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

The valuation allowance decreased by $87.9 million in fiscal 2013, increased by $25.8 million in fiscal 2012, and decreased by $91.4 million in fiscal 2011. The decrease during fiscal 2013 was primarily due to the release of the deferred tax valuation allowance for non-U.S. jurisdictions. The increase during fiscal 2012 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses. The decrease during fiscal 2011 was primarily due to release of the deferred tax valuation allowance for a non-U.S. jurisdiction and the utilization and expiration of domestic and foreign net operating losses.

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

During fiscal 2011, the Company determined that it is more likely than not that a portion of the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the “foreign subsidiary”) will be realized after considering all positive and negative evidence. Prior to fiscal 2011, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary’s future operations and profit levels on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2011, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and as a result of the finalization of the Company’s reorganization plans during the year had forecasted future pre-tax income sufficient to realize a portion of its deferred tax assets prior to the expiration of its operating losses and tax credit carryforwards. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that a portion of the deferred tax assets of the foreign subsidiary would be realized and that such portion of the valuation allowance should be released.

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

The liabilities for unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some non-U.S. net operating losses. In addition, utilization of the Company’s tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. As a result, loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.

Included in the balance of unrecognized tax benefits at June 29, 2013 are $24.5 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 29, 2013 are $56.2 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2013 and June 30, 2012 was approximately $24.1 million and $23.0 million, respectively. During fiscal 2013, the Company’s accrued interest and penalties was increased by $1.1 million primarily because of the lapse of statute of limitations and foreign currency rate fluctuations. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $ 21.3 million.

The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 29, 2013:

Tax Jurisdictions	Tax Years
United States	2009 and onward
Canada	2006 and onward
China	2008 and onward
France	2008 and onward
Germany	2008 and onward

Note 13. Stockholders’ Equity

Preferred Stock

In February 2003, the Company amended and restated its Stockholder Rights Agreement (the “Company Rights Agreement”) and currently each share of the Company’s outstanding common stock is associated with eight rights. Each right entitles stockholders to purchase 1/100,000 share of the Company’s Series B Preferred Stock at an exercise price of $21.00. The rights only become exercisable in certain limited circumstances following the tenth day after a person or group announces an acquisition of or tender offers for 15% or more of the Company’s common stock. For a limited period of time following the announcement of any such acquisition or offer, the rights are redeemable by the Company at a price of $0.01 per right. If the rights are not redeemed, each right will then entitle the holder to purchase common stock having the value of twice the then-current exercise price. For a limited period of time after the exercisability of the rights, each right, at the discretion of the Company’s Board of Directors, may be exchanged for either 1/100,000 share of Series B Preferred Stock or one share of common stock per right. The rights expired on June 22, 2013.

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

Exchangeable Shares of JDS Uniphase Canada Ltd.

On June 30, 1999, in connection with the merger with JDS FITEL, JDS Uniphase Canada Ltd., a subsidiary of the Company, adopted a Rights Agreement (the “Original Exchangeable Rights Agreement”) substantially equivalent to the Company Rights Agreement. In February 2003, in connection with the amendment and restatement of the Company Rights Agreement, the Original Exchangeable Rights Agreement was amended and restated (as amended and restated, the “Exchangeable Rights Agreement”).  Under the Exchangeable Rights Agreement, each exchangeable share issued has an associated right (an “Exchangeable Share Right”) entitling the holder of such Exchangeable Share Right to acquire additional exchangeable shares on terms and conditions substantially the same as the terms and conditions upon which a holder of shares of common stock is entitled to acquire either 1/100,000 share of the Company’s Series B Preferred Stock or, in certain circumstances, shares of common stock under the Company Rights Agreement. The definitions of beneficial ownership, the calculation of percentage ownership and the number of shares outstanding and related provisions of the Company Rights Agreement and the Exchangeable Rights Agreement apply, as appropriate, to shares of common stock and exchangeable shares as though they were the same security. The Exchangeable Share Rights are intended to have characteristics essentially equivalent in economic effect to the Rights granted under the Company Rights Agreement. The Company has the right to force conversion of the exchangeable shares in fiscal 2014.

Note 14. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

As of June 29, 2013, the Company had 14.6 million shares of stock options and Full Value Awards (as defined below) issued and outstanding to employees and directors under the Company’s 2005 Acquisition Equity Incentive Plan (the “2005 Plan”), Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”) and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

On November 14, 2006, the Company’s shareholders approved an amendment and restatement of the 2003 Plan, under which (1) 12,500,000 shares of Common Stock were added to the pool of shares reserved for issuance under the 2003 Plan and (2) all future grants of “Full Value Awards” (as defined below) will reduce the share reserve by one and one-half shares for each share subject to such Awards. On November 12, 2008, the Company’s shareholders approved the following amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under the 2003 Plan by 12,000,000. The second amendment increased the maximum number of shares granted to any employee in any fiscal year to 1,000,000.  On November 30, 2010, the Company’s shareholders approved an amendment to the 2003 Plan to increase the number of shares that may be issued under this plan by 12,200,000 shares. On November 14, 2012, the Company’s shareholders approved the following amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under this plan by 10,000,000 shares. The second amendment extended the 2003 Plan’s terms for an additional ten year period after the date of approval of the amendment.

On August 17, 2005, the Company’s Board of Directors adopted and approved the Flexible Stock Incentive - 2005 Plan (the “2005 Plan”). Pursuant to Section 3(a) of the 2005 Plan, and in accordance with the registration requirements of the Securities Act of 1933, the Company registered 16.0 million shares, which have been reserved for issuance under the 2005 Plan. The adoption and approval of the 2005 Plan did not affect any of the options granted under the Flexible Stock Incentive - Amended and Restated 1993 Plan which was adopted in fiscal 1993, as amended, and currently outstanding, all of which remain exercisable in accordance with their terms. On May 2, 2010, the Company’s Board of Directors approved to increase the 2005 Acquisition Equity Incentive Plan by 800,000 shares.

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

Stock-Based Compensation

The impact on the Company’s results of operations of recording stock-based compensation by function for fiscal 2013, 2012 and 2011 was as follows (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Cost of sales	$9.3	$7.7	$5.4
Research and development	13.5	11.6	8.6
Selling, general and administrative	33.5	29.3	26.9
	$56.3	$48.6	$40.9

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

The following is a summary of stock option activities (amount in millions except per share amounts):

	Options Outstanding
	Number	Weighted-Average
	Of Shares	Exercise Price
Balance as of July 3, 2010	16.8	$21.54
Granted	3.6	11.91
Exercised	(4.1)	7.71
Forfeited	(0.5)	5.99
Canceled	(4.9)	52.52
Balance as of July 2, 2011	10.9	10.42
Exercised	(1.4)	5.84
Forfeited	(0.6)	7.03
Canceled	(0.7)	26.32
Balance as of June 30, 2012	8.2	10.02
Exercised	(2.0)	7.64
Forfeited	(0.2)	10.86
Canceled	(0.4)	15.69
Balance as of June 29, 2013	5.6	10.56

The following table summarizes significant ranges of outstanding and exercisable options as of June 29, 2013:

	Options Outstanding				Options Exercisable
		Weighted				Weighted
		Average				Average
		Remaining	Weighted	Aggregate		Remaining	Weighted	Aggregate
Range of	Number	Contractual	Average	Intrinsic	Number	Contractual	Average	Intrinsic
Exercise	of	Life	Exercise	Value	of	Life	Exercise	Value
Prices	Shares	(in years)	Price	(in millions)	Shares	(in years)	Price	(in millions)
$0.00 - 10.00	2,162,791	3.9	$5.25	$19.8	2,155,368	3.9	$5.25	$19.7
10.01 - 20.00	2,728,702	4.7	11.61	8.6	2,313,328	4.6	11.42	7.6
20.01 - 30.00	693,255	2.7	22.94	—	580,755	2.1	23.03	—
30.01 - 100.00	1,303	0.7	35.54	—	1,303	0.7	35.54	—
	5,586,051	4.1	10.56	$28.4	5,050,754	4.0	10.12	$27.3

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $14.39 as of June 29, 2013, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 29, 2013 was 4.2 million.

ESPP Activity

The compensation expense in connection with the Company’s employee stock purchase plan for the year ended June 29, 2013 was $1.9 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company’s employee stock purchase plan during the year ended June 29, 2013:

Purchase date	January 31, 2013	July 31, 2012
Shares issued	541,475	499,356
Fair market value at purchase date	$14.51	$9.84

As of June 29, 2013, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2014.

Full Value Awards Activity

During fiscal 2013, 2012 and 2011, the Company’s Board of Directors approved the grant of 6.5 million, 5.0 million and 3.6 million Full Value Awards to the Company’s Board of Directors and employees and recorded $49.4 million, $35.7 million, and $26.7 million of such compensation expenses, respectively.

As of June 29, 2013, $72.4 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

A summary of the status of the Company’s nonvested Full Value Awards as of June 29, 2013 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
		Non-	Total	Weighted-
	Performance	performance	number of	average grant-
	shares	shares	shares	dated fair value
Nonvested at July 3, 2010	0.3	5.1	5.4	8.49
Awards granted	0.1	3.5	3.6	12.34
Awards vested	(0.4)	(2.1)	(2.5)	9.02
Awards forfeited	—	(0.5)	(0.5)	9.43
Nonvested at July 2, 2011	—	6.0	6.0	10.49
Awards granted	0.5	4.5	5.0	12.31
Awards vested	—	(3.0)	(3.0)	9.01
Awards forfeited	—	(0.8)	(0.8)	11.67
Nonvested at June 30, 2012	0.5	6.7	7.2	12.37
Awards granted	0.7	5.8	6.5	12.40
Awards vested	(0.1)	(3.6)	(3.7)	11.74
Awards forfeited	(0.1)	(0.9)	(1.0)	12.58
Nonvested at June 29, 2013	1.0	8.0	9.0	12.61

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

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 29,	June 30,
	2013	2012

Volatility of common stock	57.5%	68.7%
Average volatility of peer companies	58.3%	68.4%
Average correlation coefficient of peer companies	0.3208	0.3383
Risk-free interest rate	0.4%	0.7%

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

Effective January 1, 2007, the Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. Effective January 1, 2009, through the remainder of fiscal 2009, there was no Company match. Effective April 2010, the Company restored employer matching contributions to all eligible participants who have completed 180 days of service with JDSU. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $7.4 million, $7.1 million, and $7.6 million in fiscal 2013, 2012 and 2011, respectively.

Deferred Compensation Plans

The Company also provides a non-qualified retirement plan for the benefit of certain eligible employees in the U.S. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading securities in the Company’s Consolidated Balance Sheets. See “Note 7. Investments and Fair Value Measurements” for more detail. Effective January 1, 2011, the Company suspended all employee contribution into the plan.

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

The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2014 is $0.1 million.

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

			Other Post Retirement
	Pension Benefit Plans		Benefit Plans
	2013	2012	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of year	$111.9	$108.7	$1.1	$0.9
Service cost	0.3	0.2	—	—
Interest cost	4.4	5.5	—	0.1
Actuarial (gains)/losses	6.2	15.3	(0.2)	0.1
Benefits paid	(4.9)	(4.8)	—	—
Foreign exchange impact	3.1	(13.0)	—	—
Benefit obligation at end of year	$121.0	$111.9	$0.9	$1.1

Change in plan assets:
Fair value of plan assets at beginning of year	$23.5	$23.4	$—	$—
Actual return on plan assets	2.7	1.1	—	—
Employer contributions	4.8	4.5	—	—
Benefits paid	(4.9)	(4.8)	—	—
Foreign exchange impact	(0.5)	(0.7)	—	—
Fair value of plan assets at end of year	$25.6	$23.5	$—	$—

Funded status	$(95.4)	$(88.4)	$(0.9)	$(1.1)
Accumulated benefit obligation	$120.2	$111.3

			Other Post Retirement
	Pension Benefit Plans		Benefit Plans
	2013	2012	2013	2012
Amount recognized in the Consolidated Balance Sheets at end of year
Current liabilities	$4.3	$4.3	$—	$—
Non-current liabilities	91.1	84.1	0.9	1.1
Net amount recognized at end of year	$95.4	$88.4	$0.9	$1.1

Amount recognized in Accumulated Other Comprehensive Income at end of year
Actuarial gains/(losses), net of tax	$(4.7)	$(0.3)	$—	$—
Net amount recognized at end of year	$(4.7)	$(0.3)	$—	$—

Other changes in plan assets and benefit obligations recognized in Other Comprehensive Income (Loss)
Net actuarial gains/(losses)	$(4.4)	$(14.3)	$—	$—
Amortization of accumulated net actuarial gains	—	(0.4)	—	—
Total recognized in other comprehensive income (loss)	$(4.4)	$(14.7)	$—	$—

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

The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s UK and German pension plans, and other postretirement benefit plans.

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

Investment Policies and Strategies

The Company’s investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members’ benefits as and when they arise and that should the plan be discontinued at any point in time there would be sufficient assets to meet the discontinuance liabilities. To achieve the objectives, the trustees of the plan are responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustees invest in a range of frequently traded funds (“pooled funds”) rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.

Fair Value Measurement of Plan Assets

The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 29, 2013.

				Fair value measurement as of
				June 29, 2013
				Quoted Prices in	Significant Other
				Active Markets	Observable
			Percentage of	for Identical Assets	Inputs
	Target Allocation	Total	Plan Assets	(Level 1)	(Level 2)
Assets:
Global equity	36-44%	$10.7	42.0%	$—	$10.7
Fixed income	45-55	12.1	47.0	—	12.1
Other	8-12	2.7	11.0	—	2.7
Cash	—	0.1	—	0.1	—
Total assets		$25.6	100.0%	$0.1	$25.5

The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 30, 2012.

				Fair value
				measurement as of
				June 30, 2012
				Significant Other
			Percentage of	Observable Inputs
	Target Allocation	Total	Plan Assets	(Level 2)
Assets:
Global equity	36-44%	$9.3	40.0%	$9.3
Fixed income	45-55	11.9	50.0	11.9
Other	8-12	2.3	10.0	2.3
Total assets		$23.5	100.0%	$23.5

The Company’s pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

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

		Other Post
	Pension	Retirement
(in millions)	Benefit Plans	Benefit Plans
2014	$5.2	$—
2015	5.8	—
2016	5.2	0.1
2017	6.2	0.1
2018	6.0	0.1
Thereafter	67.0	0.6
Total	$95.4	$0.9

Note 16. Related Party Transactions

KLA-Tencor Corporation (“KLA-Tencor”)

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

Transactions and balances with the Company’s related parties were as follows (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Sales:
KLA-Tencor (1)	$—	$7.4	$6.4
	$—	$7.4	$6.4

		Years Ended
		June 29,	June 30,
		2013	2012
Accounts Receivable:
KLA-Tencor (1)		$—	$0.9
		$—	$0.9

(1)There were no material transactions between the Company and KLA-Tencor during the period when KLA-Tencor was a related party of the Company in fiscal 2013.

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

Included in the future minimum lease payments table above is $10.2 million related to lease commitments in connection with the Company’s restructuring activities.  See “Note 11. Restructuring and Related Charges” for more detail.

The aggregate future minimum rentals to be received under non-cancellable subleases totaled $2.0 million as of June 29, 2013. Rental expense relating to building and equipment was $26.0 million, $27.5 million and $24.6 million in fiscal 2013, 2012 and 2011, respectively.

Purchase Obligations

Purchase obligations of $130.3 million as of June 29, 2013, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

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

Financing Obligations — Eningen, Santa Rosa and Payment Plan Agreements for Software Licenses

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

Payment Plan Agreements for Software Licenses

During fiscal 2011and 2009, the Company capitalized approximately $7.1 million and $11.1 million, respectively, of cost incurred for the purchase of perpetual software licenses issued by the same supplier, in accordance with the authoritative accounting guidance. The Company entered into a three-year payment plan agreement (“PPA”) with the supplier towards software licenses and technical support purchased in fiscal 2009, which was paid in full during fiscal 2012. The Company entered into a four-year PPA with the supplier towards software licenses and technical support purchased in fiscal 2011. Under this PPA, payments are made annually starting the first quarter of fiscal 2012. The principal portion of the payment is accounted for as a financing activity and the interest portion is accounted for as an operating activity in the statement of cash flows. As of June 29, 2013, the Company’s remaining contractual commitment was $1.9 million, which is due in fiscal 2014.

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

The following table presents the changes in the Company’s warranty reserve during fiscal 2013 and fiscal 2012 (in millions):

	Years Ended
	June 29,	June 30,
	2013	2012
Balance as of beginning of year	$8.1	$7.9
Provision for warranty	8.9	9.5
Utilization of reserve	(7.2)	(7.9)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.9)	(1.4)
Balance as of end of year	$6.9	$8.1

Legal Proceedings

During the first quarter of fiscal 2012, the Company received an unfavorable arbitrator’s decision in a legal dispute unrelated to current or future quarters. The arbitrator’s decision was related to, and contrary to the result of, an action which commenced in 2006 in the Western District of Pennsylvania in which the Company was a nominal plaintiff. The Pennsylvania matter was resolved in the Company’s favor in 2009 and was subsequently affirmed by a Federal Appeals Court in January 2011. The arbitration award was confirmed at the California State Superior Court in October, 2011. On March 5, 2012 the Pennsylvania District Court denied JDSU’s request to vacate the arbitration award, and the parties subsequently reached a settlement agreement on March 22, 2012 pursuant to which the Company paid $7.9 million on April 2, 2012 in full and final settlement of the matter. The related charge is included as a component of SG&A expense in the Company’s Consolidated Statement of Operations.

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

Information on reportable segments is as follows (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011

Net revenue:
Communications Test and Measurement	$728.9	$755.4	$814.7
Communications and Commercial Optical Products	742.2	701.6	770.9
Optical Security and Performance Products	205.8	206.0	208.0
Deferred revenue related to purchase accounting adjustment	—	(0.6)	(11.7)
Net revenue	$1,676.9	$1,662.4	$1,781.9

Operating income (loss):
Communications Test and Measurement	$83.1	$98.3	$119.4
Communications and Commercial Optical Products	82.4	72.0	130.0
Optical Security and Performance Products	73.2	72.5	77.7
Corporate	(92.9)	(88.9)	(96.1)
Total segment operating income	145.8	153.9	231.0
Unallocated amounts:
Stock-based compensation	(56.4)	(48.6)	(40.9)
Acquisition-related charges and amortization of intangibles	(77.3)	(80.0)	(94.6)
Loss on disposal of long-lived assets	(3.6)	(1.2)	(1.5)
Restructuring and related charges	(19.0)	(12.4)	(14.8)
Other charges related to non-recurring activities (1)	(14.4)	(11.3)	(6.7)
Interest and other income	(4.1)	12.8	5.6
Interest expense	(17.9)	(27.3)	(25.4)
(Loss) income from continuing operations before income taxes	$(46.9)	$(14.1)	$52.7

(1) During the third quarter of fiscal 2013, the Company incurred $11.3 million of inventory related charges, included in Cost of sales, primarily related to a write-off of inventory no longer being sold due to a strategic plan to exit the legacy low-speed wireline product line approved in the third quarter of fiscal 2013.

The Company operates primarily in three geographic regions: Americas, Europe, Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 29,	June 30,	July 2,
	2013	2012	2011
Net revenue:
Americas	$822.5	$833.2	$859.4
EMEA	381.2	400.7	473.8
Asia-Pacific	473.2	428.5	448.7
Total net revenue	$1,676.9	$1,662.4	$1,781.9

Net revenue was assigned to geographic regions based on the customers’ shipment locations. Net revenue for Americas included net revenue from United States of $630.8 million, $673.6 million and $679.1 million, for the fiscal years ended June 29, 2013, June 30, 2012 and July 2, 2011, respectively, based on customers’ shipment location.

During fiscal 2013, 2012 and 2011, no customer accounted for more than 10% of net revenue.

Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions).

	Years Ended
	June 29,	June 30,
	2013	2012

United States	$110.4	$108.1
Other Americas	13.4	14.0
China	74.8	80.6
Thailand	23.2	24.8
Other Asia-Pacific	9.6	7.5
EMEA	15.7	17.9
Total long-lived assets	$247.0	$252.9

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

Note 20. Quarterly Financial Information (Unaudited)

The following table presents the Company’s quarterly consolidated statements of operations for fiscal 2013 and 2012 (in millions, except per share data):

	June 29,	March 30,	December 29,	September 29,	June 30,	March 31,	December 31,	October 1,
	2013	2013	2012	2012	2012	2012	2011	2011
Net revenue	$421.3	$405.3	$429.4	$420.9	$434.0	$403.3	$409.3	$415.8
Cost of sales (4)	229.0	233.0	225.8	231.2	237.6	221.4	219.4	219.9
Amortization of acquired technologies (4)	14.6	17.0	14.6	17.1	14.8	14.1	15.4	14.3
Gross profit	177.7	155.3	189.0	172.6	181.6	167.8	174.5	181.6
Operating expenses:
Research and development	67.6	65.8	63.5	61.6	63.8	62.0	58.9	59.3
Selling, general and administrative	111.9	107.3	105.4	104.7	106.9	104.5	105.3	110.3
Amortization of other intangibles (4)	3.9	3.1	2.2	3.5	5.5	5.7	5.4	5.1
Restructuring and related charges	12.9	0.4	3.0	2.7	4.9	2.0	4.0	1.5
Total operating expenses	196.3	176.6	174.1	172.5	181.1	174.2	173.6	176.2
(Loss) income from operations	(18.6)	(21.3)	14.9	0.1	0.5	(6.4)	0.9	5.4
Interest and other income (expense), net (2)	(0.4)	(0.9)	(2.4)	(0.4)	10.6	0.2	1.0	1.0
Interest expense	(2.5)	(4.2)	(5.1)	(6.1)	(7.2)	(6.9)	(6.6)	(6.6)
(Loss) income from continuing operations before income taxes	(21.5)	(26.4)	7.4	(6.4)	3.9	(13.1)	(4.7)	(0.2)
(Benefit from) provision for income taxes (5)	(113.0)	1.6	4.1	3.4	2.5	3.1	3.0	3.4
Income (loss) from continuing operations, net of tax	91.5	(28.0)	3.3	(9.8)	1.4	(16.2)	(7.7)	(3.6)
Loss from discontinued operations, net of tax (3)	1.0	—	0.8	(1.8)	(23.6)	(1.2)	(2.5)	(2.2)
Net income (loss)	$92.5	$(28.0)	$4.1	$(11.6)	$(22.2)	$(17.4)	$(10.2)	$(5.8)
Basic net income (loss) per share from:
Continuing operations	$0.39	$(0.12)	$0.02	$(0.04)	$0.01	$(0.07)	$(0.03)	$(0.02)
Discontinued operations	—	—	—	(0.01)	(0.11)	(0.01)	(0.01)	(0.01)
Net income (loss) (1)	$0.39	$(0.12)	$0.02	$(0.05)	$(0.10)	$(0.08)	$(0.04)	$(0.03)
Diluted net income (loss) per share from:
Continuing operations	$0.38	$(0.12)	$0.02	$(0.04)	$0.01	$(0.07)	$(0.03)	$(0.02)
Discontinued operations	—	—	—	(0.01)	(0.11)	(0.01)	(0.01)	(0.01)
Net income (loss) (1)	$0.38	$(0.12)	$0.02	$(0.05)	$(0.10)	$(0.08)	$(0.04)	$(0.03)
Shares used in per share calculation:
Basic	236.9	235.9	234.4	232.8	231.7	230.6	229.4	228.4
Diluted	241.1	235.9	237.1	232.8	231.7	230.6	229.4	228.4

(1)         Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts do not equal the annual basic and diluted net income (loss) per share amount for fiscal 2013 or fiscal 2012, respectively.

(2)         During the quarter ended June 30, 2012, the Company received $10.5 million, net of deductibles, from the insurance company against the claim filed for business interruption and miscellaneous property losses arising due to flooding at one of the Company’s manufacturing partner, of which $9.4 million was recorded as other income in Interest and other income (expense), net.

(3)         During the quarter ended June 30, 2012, the Company recorded an impairment of long-lived assets of $21.5 million related to its Hologram Business which has been presented as Loss from discontinued operations, net of tax in accordance with the authoritative guidance. See “Note 19. Discontinued Operations” for more detail.

(4)         During the quarter ended March 30, 2013, the Company approved a strategic plan to exit CommTest’s legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, the Company incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

(5)         During the quarter ended June 29, 2013, the Company determined that it is more likely than not that a portion of the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the quarter.

Note 21. Subsequent Events

On August 21, 2013, the Company completed an offering of $650.0 million aggregate principal amount of 0.625% Senior Convertible Debentures due 2033 (the “Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended.

The Notes are unsecured obligations of the Company and bear interest at a rate of 0.625% per year. Interest on the Notes is payable in cash semi-annually in arrears on February 15 and August 15 of each year. In certain circumstances and during certain periods, the Notes may be converted at the option of holders into cash up to their principal amount, and into cash, shares of the Company’s common stock, or a combination of cash and the Company’s common stock at the Company’s election for the conversion value above the principal amount. The initial conversion price is approximately $18.83 per share, which will be subject to customary anti-dilution adjustments. The Notes mature on August 15, 2033, unless earlier converted, redeemed or repurchased.

Proceeds from the offering of the Notes amounted to approximately $636.3 million after deducting the initial purchasers’ discounts and offering expenses. Concurrently with the offering, the Company used $100.0 million of the net proceeds to repurchase approximately 7.4 million shares of its outstanding common stock at $13.45 per share in privately negotiated transactions. The remaining net proceeds will be used for general corporate purposes.

On August 21, 2013, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. See “Note 10. Debts and Letters of Credit” for more details.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)         The following items are filed as part of this Annual Report on Form 10-K/A:

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 3, 2014	JDS UNIPHASE CORPORATION

	By:	/s/ REX S. JACKSON
Rex S. Jackson
Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WAECHTER
Thomas H. Waechter	President, Chief Executive Officer (Principal Executive Officer) and Director	April 3, 2014

/s/ REX S. JACKSON
Rex S. Jackson	Executive Vice President and Chief Financial Officer	April 3, 2014
(Principal Financial and Accounting Officer)
/s/ KEITH BARNES
Keith Barnes	Director	April 3, 2014

/s/ RICHARD BELLUZZO
Richard Belluzzo	Chairman	April 3, 2014

/s/ HAROLD L. COVERT
Harold L. Covert	Director	April 3, 2014

/s/ PENELOPE HERSCHER
Penelope Herscher	Director	April 3, 2014

/s/ MASOOD JABBAR
Masood Jabbar	Director	April 3, 2014

/s/ MARTIN A. KAPLAN
Martin A. Kaplan	Director	April 3, 2014