Form 10-Q
period 2014-03-29
JDS UNIPHASE CORP /CA/
filed 2014-05-07
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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

As of April 26, 2014, the Registrant had 234,708,831 shares of common stock outstanding. The par value of each share of common stock is $0.001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net revenue	$418.0	$405.3	$1,294.6	$1,255.6
Cost of sales	222.3	233.0	687.5	690.0
Amortization of acquired technologies	11.0	17.0	32.3	48.7
Gross profit	184.7	155.3	574.8	516.9
Operating expenses:
Research and development	74.1	65.8	216.0	190.9
Selling, general and administrative	113.4	107.3	329.5	317.4
Amortization of other intangibles	5.2	3.1	10.7	8.8
Restructuring and related charges	3.6	0.4	3.8	6.1
Total operating expenses	196.3	176.6	560.0	523.2
(Loss) income from operations	(11.6)	(21.3)	14.8	(6.3)
Interest and other income (expense), net	0.6	(0.9)	0.4	(3.7)
Interest expense	(7.7)	(4.2)	(21.3)	(15.4)
Loss from continuing operations before income taxes	(18.7)	(26.4)	(6.1)	(25.4)
(Benefit from) provision for income taxes	(17.2)	1.6	(13.7)	9.1
(Loss) income from continuing operations, net of tax	(1.5)	(28.0)	7.6	(34.5)
Loss from discontinued operations, net of tax	—	—	—	(1.0)
Net (loss) income	$(1.5)	$(28.0)	$7.6	$(35.5)

Basic net (loss) income per share from:
Continuing operations	$(0.01)	$(0.12)	$0.03	$(0.15)
Discontinued operations	—	—	—	0.00
Net (loss) income	$(0.01)	$(0.12)	$0.03	$(0.15)
Diluted net (loss) income per share from:
Continuing operations	$(0.01)	$(0.12)	$0.03	$(0.15)
Discontinued operations	—	—	—	0.00
Net (loss) income	$(0.01)	$(0.12)	$0.03	$(0.15)

Shares used in per share calculation:
Basic	234.0	235.9	234.1	234.4
Diluted	234.0	235.9	237.7	234.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

 (in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net (loss) income	$(1.5)	$(28.0)	$7.6	$(35.5)
Other comprehensive income (loss):
Net change in available-for-sale investments, net of tax:
Unrealized holding gains arising during the period	0.1	0.1	0.3	0.4
Less: reclassification adjustments included in Net income (loss)	—	(0.3)	—	(0.4)
Net change in cumulative translation adjustment, net of tax	(1.3)	(3.2)	8.5	3.2
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	—	—	0.1	—
Net change in Accumulated other comprehensive income	(1.2)	(3.4)	8.9	3.2
Comprehensive (loss) income	$(2.7)	$(31.4)	$16.5	$(32.3)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 29,	June 29,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$314.5	$281.0
Short-term investments	580.3	205.2
Restricted cash	31.4	29.7
Accounts receivable, net (Note 6)	287.1	273.3
Inventories, net	147.7	145.8
Prepayments and other current assets	85.9	95.3
Total current assets	1,446.9	1,030.3
Property, plant and equipment, net	271.9	247.0
Goodwill	264.6	115.1
Intangibles, net	192.4	149.7
Deferred income taxes	180.0	155.5
Other non-current assets	26.1	17.6
Total assets	$2,381.9	$1,715.2
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$129.9	$97.7
Accrued payroll and related expenses	63.5	77.0
Income taxes payable	19.2	18.7
Deferred revenue	80.7	71.9
Accrued expenses	28.2	37.1
Other current liabilities	66.1	45.3
Total current liabilities	387.6	347.7
Long-term debt	530.2	—
Other non-current liabilities	202.8	206.2
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at March 29, 2014 and June 29, 2013, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 235 million shares at March 29, 2014 and 237 million shares at June 29, 2013, issued and outstanding	0.2	0.2
Additional paid-in capital	69,943.6	69,760.1
Accumulated deficit	(68,700.0)	(68,607.6)
Accumulated other comprehensive income	17.5	8.6
Total stockholders’ equity	1,261.3	1,161.3
Total liabilities and stockholders’ equity	$2,381.9	$1,715.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 29,	March 30,
	2014	2013
OPERATING ACTIVITIES:
Net income (loss)	$7.6	$(35.5)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	53.8	50.9
Amortization of acquired technologies and other intangibles	43.0	57.7
Stock-based compensation	48.3	41.6
Amortization of debt issuance costs and accretion of debt discount	16.3	11.3
Amortization of discount and premium on investments, net	3.1	3.3
Other	0.9	1.8
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	1.0	17.2
Inventories	4.8	19.8
Other current and non-current assets	(1.5)	(6.4)
Accounts payable	23.2	6.1
Income taxes payable	(0.6)	0.5
Deferred revenue, current and non-current	9.3	(2.0)
Deferred taxes, net	(26.9)	(0.1)
Accrued payroll and related expenses	(33.0)	(24.3)
Accrued expenses and other current and non-current liabilities	(22.9)	(11.2)
Net cash provided by operating activities	126.4	130.7

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(885.1)	(415.1)
Maturities of available-for-sale investments	327.7	235.1
Sales of available-for-sale investments	186.8	147.1
Changes in restricted cash	(1.8)	0.6
Acquisitions of businesses, net of cash acquired	(219.3)	(83.2)
Capital expenditures	(68.1)	(46.7)
Proceeds from the sales of a business and assets, net of selling costs	8.0	11.7
Net cash used in investing activities	(651.8)	(150.5)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	650.0	—
Payment of debt issuance costs	(13.5)	(0.2)
Repurchase and retirement of common stock	(100.0)	—
Redemption of senior convertible debt	—	(145.8)
Payment of financing obligations	(1.3)	(0.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	22.0	21.3
Net cash provided by (used in) financing activities	557.2	(125.3)

Effect of exchange rate changes on cash and cash equivalents	1.7	1.7
Increase (decrease) in cash and cash equivalents	33.5	(143.4)
Cash and cash equivalents at beginning of period	281.0	401.1
Cash and cash equivalents at end of period	$314.5	$257.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of March 29, 2014 and for the three and nine months ended March 29, 2014 and March 30, 2013 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended June 29, 2013.

The balance sheet as of June 29, 2013 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 29, 2014 and March 30, 2013 may not be indicative of results for the year ending June 28, 2014 or any future periods.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for the Company in the first quarter of fiscal 2016. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements, absent any disposition representing a strategic shift in the Company’s operations.

In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. This guidance is effective for the Company in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements.

In March 2013, the FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon de-recognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate that the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving de-recognition of subsidiaries or groups of assets within a foreign entity.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Numerator:
(Loss) income from continuing operations, net of tax	$(1.5)	$(28.0)	$7.6	$(34.5)
Loss from discontinued operations, net of tax	—	—	—	(1.0)
Net (loss) income	$(1.5)	$(28.0)	$7.6	$(35.5)

Denominator:
Weighted-average number of common shares outstanding
Basic	234.0	235.9	234.1	234.4
Effect of dilutive securities from stock-based benefit plans	—	—	3.6	—
Diluted	234.0	235.9	237.7	234.4

Basic net (loss) income per share from:
Continuing operations	$(0.01)	$(0.12)	$0.03	$(0.15)
Discontinued operations	—	—	—	0.00
Net (loss) income	$(0.01)	$(0.12)	$0.03	$(0.15)

Diluted net (loss) income per share from:
Continuing operations	$(0.01)	$(0.12)	$0.03	$(0.15)
Discontinued operations	—	—	—	0.00
Net (loss) income	$(0.01)	$(0.12)	$0.03	$(0.15)

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014 (1) (2)	2013 (1) (3)	2014 (2)	2013 (1) (3)
Employee stock options and ESPP	4.6	7.1	1.1	7.9
RSUs	10.2	9.5	2.9	9.3
Total potentially dilutive securities	14.8	16.6	4.0	17.2

(1)  As the Company incurred a net loss in the period, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)  The Company’s 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $18.83 per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to “Note 10. Debts and Letters of Credit” for more details.

(3)  The Company’s 1% Senior Convertible Notes due 2026 (the “2026 Notes”) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company’s common stock or cash. As of June 29, 2013, no amounts related to the 2026 Notes were outstanding. Refer to “Note 10. Debts and Letters of Credit” for more details.

Note 4. Accumulated Other Comprehensive Income

The Company’s Accumulated other comprehensive income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the nine months ended March 29, 2014, the changes in accumulated other comprehensive income by component net of tax were as follows (in millions)

	Unrealized
	losses on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6
Other comprehensive income before reclassification adjustments	0.3	8.5	—	8.8
Amounts reclassified from Accumulated other comprehensive income	—	—	0.1	0.1
Net current-period other comprehensive income	0.3	8.5	0.1	8.9
Ending balance as of March 29, 2014	$(2.8)	$24.9	$(4.6)	$17.5

(1) Amount represents the amortization of actuarial losses and is included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Operations for the nine months ended March 29, 2014. There was no tax impact. Refer to “Note 15. Employee Defined Benefit Plans” for more details on the computation of net periodic cost for pension plans.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Mergers and Acquisitions

Network Instruments, LLC (“Network Instruments”)

On January 6, 2014 (“Network Instruments Closing Date”), the Company completed the acquisition of Network Instruments, a privately-held leading developer of enterprise network and application-performance management solutions for global 2000 companies. The Company acquired all outstanding shares of Network Instruments for $208.5 million in cash, subject to final cash and working capital adjustments including holdback payments of approximately $20.0 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released in two tranches: $10.0 million to be paid following the six-month anniversary of the Network Instruments Closing Date and the remaining $10.0 million to be paid following the one-year anniversary of the Network Instruments Closing Date.

The acquisition of Network Instruments further strengthens the Company as a key solutions provider to the enterprise, data center and cloud networking markets. In order to improve application performance, reduce costs and address increasing network complexity, enterprise network administrators are rapidly transforming their IT networks while embracing today’s most critical technology initiatives such as unified communications, cloud, and data center consolidation. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. The Network Instruments acquisition is being integrated into the Company’s Network and Service Enablement (“NSE”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$22.1
Intangible assets acquired:
Developed technology	21.7
Customer relationships	38.3
In-process research and development	1.7
Other	0.3
Goodwill	124.4
Total purchase price	$208.5

The amounts above are considered preliminary and are subject to change once the Company receives additional information it believes is necessary to finalize its determination of the fair value of certain assets acquired under the acquisition.

The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$9.0
Accounts receivable	13.8
Inventory	7.3
Property and equipment	1.0
Accounts payable	(1.5)
Deferred tax liabilities, net	(0.6)
Other liabilities, net of other assets	(4.4)
Deferred revenue	(2.5)
Net tangible assets acquired	$22.1

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, In-process Research and Development (“IPR&D”) and other intangible assets was determined based on an income approach using the discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives of five years for the majority of acquired developed technology and customer relationships and one year for trade name. Order backlog will be fully amortized in fiscal 2014.

In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of the Network Instruments Closing Date. The IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Network Instruments. Goodwill has been assigned to the NSE segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

Time-Bandwidth Products AG (“Time-Bandwidth”)

On January 27, 2014 (“Time-Bandwidth Closing Date”), the Company completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. The Company acquired all outstanding shares of Time-Bandwidth for $15.0 million in cash, subject to a holdback payment of approximately $2.3 million which is reserved for potential breaches of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released following the eighteen-month anniversary of the Time-Bandwidth Closing Date.

Time-Bandwidth provides innovative high powered and ultrafast laser technology that can rapidly and precisely process parts at high volumes during the manufacturing process. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high- power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth’s technology complements the Company’s current laser portfolio, while enabling Time-Bandwidth to leverage the Company’s high volume and low-cost manufacturing model, global sales team and channel relationships. Time-Bandwidth is being integrated into the Company’s Communications and Commercial Optical Products (“CCOP”) segment.

The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$1.7
Intangible assets acquired:
Developed technology	6.7
Customer relationships	0.3
Goodwill	6.3
Total purchase price	$15.0

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Accounts receivable	$1.4
Inventories	4.9
Property and equipment	1.3
Accounts payable	(0.6)
Accrued expenses and other liabilities, net of other assets	(3.6)
Deferred tax liabilities, net	(1.7)
Net tangible assets acquired	$1.7

The amounts above are considered preliminary and are subject to change once the Company receives additional information it believes is necessary to finalize its determination of the fair value of certain assets acquired under the acquisition.

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology and customer relationships was determined based on an income approach using the discounted cash flow method. The acquired developed technology and customer relationships are being amortized over their estimated useful lives of eight and three years, respectively.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Time-Bandwidth. Goodwill has been assigned to the CCOP segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

Time-bandwidth’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Trendium Inc. (“Trendium”)

On December 10, 2013 (“Trendium Closing Date”), the Company acquired certain technology and other assets from Trendium, a privately-held U.S. company, for a purchase price of $26.1 million in cash including a holdback payment of approximately $2.5 million which is reserved for potential breaches of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released following the one-year anniversary of the Trendium Closing Date.

Trendium provides real-time intelligence software solutions for customer experience assurance (“CEA”), asset optimization and monetization of big data for 4G/Long term evolution (“LTE”) mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. The purchased assets are included in the Company’s NSE segment.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company finalized the purchase price allocation related to this acquisition during the three months ended March 29, 2014. The purchase price was allocated as follows (in millions):

Tangible assets acquired:
Property, plant and equipment	$0.2
Intangible assets acquired:
Developed technology	6.1
In-process research and development	5.4
Goodwill	14.4
Total purchase price	$26.1

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology was determined based on an income approach using the discounted cash flow method and are being amortized over their estimated useful lives of seven years.

In accordance with authoritative guidance, the Company recognized IPR&D at fair value as of the Trendium Closing Date. The IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset.

The goodwill arising from this acquisition is primarily attributed to product synergies and the assembled workforce of Trendium. Goodwill was assigned to the NSE segment and is deductible for tax purposes. Goodwill is not amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

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

Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso’s solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso was integrated in the Company’s NSE segment.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company finalized the purchase price allocation related to this acquisition during the three months ended March 29, 2014. The purchase price was allocated as follows (in millions):

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

GenComm Co., Ltd. (“GenComm”)

On August 17, 2012 (“GenComm Closing Date”), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. During the three months ended March 29, 2014, the Company made a holdback payment of $3.3 million dollars. GenComm was integrated in the Company’s NSE segment.

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

Note 6. Balance Sheet and Other Details

Accounts Receivable Reserves and Allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 29,	Charged to Costs		March 29,
	2013	and Expenses	Deduction (1)	2014
Allowance for doubtful accounts	$2.1	$1.0	$(0.3)	$2.8
Allowance for sales returns	0.1	0.3	(0.1)	0.3
Total accounts receivable reserves	$2.2	$1.3	$(0.4)	$3.1

(1) Write-off of uncollectible accounts, net of recoveries.

Inventories, Net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	March 29,	June 29,
	2014	2013
Finished goods	$70.2	$85.7
Work in process	39.9	37.0
Raw materials and purchased parts	37.6	23.1
Inventories, net	$147.7	$145.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments and Other Current Assets

The components of Prepayments and other current assets were as follows (in millions):

	March 29,	June 29,
	2014	2013
Prepayments	$30.5	$36.0
Advances to contract manufacturers	13.7	14.6
Deferred income tax	4.2	3.9
Refundable income taxes	3.0	2.3
Other receivables	25.0	26.1
Assets held for sale	—	2.2
Other current assets	9.5	10.2
Prepayments and other current assets	$85.9	$95.3

Property, Plant and Equipment, Net

The components of Property, plant and equipment, net were as follows (in millions):

	March 29,	June 29,
	2014	2013
Land	$20.6	$14.6
Buildings and improvements	63.7	34.9
Machinery and equipment	482.0	453.8
Furniture, fixtures, software and office equipment	145.4	132.9
Leasehold improvements	76.8	92.7
Construction-in-progress	28.9	14.9
	817.4	743.8
Less: Accumulated depreciation	(545.5)	(496.8)
Property, plant and equipment, net	$271.9	$247.0

During the second quarter of fiscal 2014, the Company purchased a fabrication facility in California for $14.7 million which the Company previously leased.

As of March 29, 2014 and June 29, 2013, Property, plant and equipment, net included $20.4 million and $21.8 million, respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in “Note 16. Commitments and Contingencies” below) accounted for under the financing method. Refer to “Note 16. Commitments and Contingencies” for more details.

During the three months ended March 29, 2014 and March 30, 2013, the Company recorded $18.2 million and $17.0 million of depreciation expense, respectively. During the nine months ended March 29, 2014 and March 30, 2013, the Company recorded $53.8 million and $50.8 million of depreciation expense, respectively.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Current Liabilities

The components of Other current liabilities were as follows (in millions):

	March 29,	June 29,
	2014	2013
Deferred compensation plan	$3.8	$4.2
Warranty	6.0	6.0
VAT liabilities	5.7	5.6
Restructuring	6.4	10.3
Holdback liabilities from acquisitions	32.2	13.1
Other	12.0	6.1
Other current liabilities	$66.1	$45.3

Other Non-Current Liabilities

The components of Other non-current liabilities were as follows (in millions):

	March 29,	June 29,
	2014	2013
Pension and post-employment benefits	$97.4	$92.0
Deferred taxes	8.0	11.0
Restructuring	2.6	6.2
Financing obligation	31.7	32.4
Non-current income taxes payable	13.2	13.4
Asset retirement obligations	5.4	8.8
Long-term deferred revenue	26.0	25.8
Other	18.5	16.6
Other non-current liabilities	$202.8	$206.2

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

As of March 29, 2014, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$51.1	$—	$—	$51.1
U.S agencies	72.8	0.1	—	72.9
Municipal bonds and sovereign debt instruments	16.8	—	—	16.8
Asset-backed securities	104.6	0.1	(0.3)	104.4
Corporate securities	385.5	0.2	(0.1)	385.6
Total debt available-for-sale securities	$630.8	$0.4	$(0.4)	$630.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as current assets. As of March 29, 2014, of the total estimated fair value, $53.5 million was classified as cash equivalents, $576.5 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of March 29, 2014, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $3.8 million, of which $0.7 million was invested in debt securities, $0.4 million was invested in money market instruments and funds and $2.7 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and nine months ended March 29, 2014 and March 30, 2013, the Company recorded no other-than-temporary impairment charges in each respective period.

As of March 29, 2014, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

As of March 29, 2014, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$401.8	$401.9
Amounts maturing in 1 - 5 years	228.0	228.1
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$630.8	$630.8

As of June 29, 2013, the Company’s available-for-sale securities were as follows (in millions)

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$12.0	$—	$—	$12.0
U.S. agencies	52.4	—	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	—	12.7
Asset-backed securities	15.5	—	(0.3)	15.2
Corporate securities	135.1	0.7	(0.1)	135.7
Total debt available-for-sale securities	$227.7	$0.7	$(0.4)	$228.0

As of June 29, 2013, of the total estimated fair value, $26.2 million was classified as cash equivalents, $201.0 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of June 29, 2013, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.2 million, of which $0.8 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $3.1 million were invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 29, 2013, the Company’s gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions)

	Less than	Greater than
	12 Months	12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1
Total gross unrealized losses	$0.1	$0.3	$0.4

Fair Value Measurements

Assets measured at fair value as of March 29, 2014 are summarized below (in millions):

		Fair value measurement as of March 29, 2014
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$51.1	$51.1	$—
U.S. agencies	72.9	—	72.9
Municipal bonds and sovereign debt instruments	16.8	—	16.8
Asset-backed securities	104.4	—	104.4
Corporate securities	385.6		385.6
Total debt available-for-sale securities	630.8	51.1	579.7
Money market funds	186.2	186.2	—
Trading securities	3.8	3.8	—
Total assets (1)	$820.8	$241.1	$579.7

(1)  $205.0 million in cash and cash equivalents, $580.3 million in short-term investments, $30.9 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheet.

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

As of June 29, 2013 and during the three and nine months ended March 29, 2014, the Company held no Level 3 investments. Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement.

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

The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both March 29, 2014 and June 29, 2013 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Network and	Communications	Optical Security
	Service	and Commercial	and Performance
	Enablement (1)	Optical Products	Products	Total
Balance as of June 29, 2013	$106.8	$—	$8.3	$115.1
Goodwill from Trendium acquisition (2)	14.4	—	—	14.4
Goodwill from Network Instruments acquistion (2)	124.4	—	—	124.4
Goodwill from Time Bandwidth Products acquisition (2)	—	6.3	—	6.3
Currency translation and other adjustments	4.2	0.2	—	4.4
Balance as of March 29, 2014	$249.8	$6.5	$8.3	$264.6

(1)         In the first quarter of fiscal 2014, the Company changed the name of the Communications Test and Measurement segment to NSE. Refer to “Note 17. Operating Segments” for more details.

(2)        Refer to “Note 5. Mergers and Acquisitions” for more details.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred.  In the fourth quarter of fiscal 2013, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment. There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 29, 2014 and March 30, 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions)

	Gross
	Carrying	Accumulated
As of March 29, 2014	Amount	Amortization	Net
Acquired developed technology	$563.6	$(447.9)	$115.7
Customer relationships	204.4	(137.3)	67.1
Other	45.3	(42.8)	2.5
Total intangibles subject to amortization	813.3	(628.0)	185.3
In-process research and development intangibles	7.1	—	7.1
Total intangibles	$820.4	$(628.0)	$192.4

	Gross
	Carrying	Accumulated
As of June 29, 2013	Amount	Amortization	Net
Acquired developed technology	$546.8	$(437.4)	$109.4
Customer relationships	168.5	(131.5)	37.0
Other	50.3	(47.0)	3.3
Total intangibles	$765.6	$(615.9)	$149.7

During the three and nine months ended March 29, 2014, the Company recorded $16.2 million and $43.0 million, respectively, of amortization expense relating to acquired developed technology and other intangibles, including customer relationships.

During the three and nine months ended March 30, 2013, the Company recorded $20.1 million and $57.5 million, respectively, of amortization expense relating to acquired developed technology and other intangibles, including customer relationships.

During the three months ended September 29, 2012, the Company approved a plan to exit the concentrated photovoltaic (“CPV”) product line within its CCOP segment and accordingly recorded $2.6 million of accelerated amortization.

During the three months ended March 30, 2013, the Company approved a strategic plan to exit the low-speed wireline product line within the NSE segment. As a result, during the third quarter of fiscal 2013, the Company incurred a $2.2 million charge for accelerated amortization of related intangibles, of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and in Amortization of other intangibles in the Consolidated Statement of Operations, respectively.

Based on the carrying amount of acquired developed technology and other intangibles as of March 29, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2014	$16.0
2015	59.1
2016	38.4
2017	35.2
2018	22.4
Thereafter	14.2
Total amortization	$185.3

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The acquired developed technology and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

As of March 29, 2014, the Company’s Long-term debt of $530.2 million on the Consolidated Balance Sheets represents the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The Company held no short-term debt as of March 29, 2014. The Company was in compliance with all debt covenants as of March 29, 2014. The Company had no debt as of June 29, 2013.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of March 29, 2014, the expected remaining term of the 2033 Notes is 4.4 years.

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of March 29, 2014, the unamortized portion of the debt issuance costs related to the 2033 Notes was $9.7 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

The following table presents the carrying amounts of the liability and equity components (in millions):

March 29,
2014
Carrying amount of equity component	$134.4
Principal amount of 0.625% Senior Convertible Notes	650.0
Unamortized discount of liability component	(119.8)
Carrying amount of liability component	$530.2

Based on quoted market prices as of March 29, 2014, the fair market value of the 2033 Notes was approximately $683.2 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended	Nine Months Ended
	March 29,	March 29,
	2014	2014
Effective interest rate	5.4%	5.4%
Interest expense-contractual interest	$1.0	$2.4
Accretion of debt discount	6.0	14.6

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and nine months ended March 30, 2013, the Company recognized the contractual interest expense of $0.4 million and $1.6 million, and accreted debt discount of $2.8 million and $10.6 million, respectively. Between fiscal 2009 and fiscal 2013, the Company repurchased or redeemed the $425.0 million aggregate principal amount of the notes. As of March 29, 2014, no amounts were outstanding.

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of March 29, 2014, the Company had 14 standby letters of credit totaling $34.7 million.

Note 11. Restructuring and Related Charges

The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of March 29, 2014 and June 29, 2013, the Company’s total restructuring accrual was $9.0 million and $16.5 million, respectively. During the three and nine months ended March 29, 2014, the Company incurred restructuring expenses of $3.6 million and $3.8 million, respectively. During the three and nine months ended March 30, 2013, the Company incurred restructuring expenses of $0.4 million and $6.1 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments depend upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended March 29, 2014 were as follows (in millions):

		Nine Months Ended		Non-cash		Three Months Ended
	Balance	March 29,		Settlements	Balance	March 29,
	June 29,	2014	Cash	and Other	March 29,	2014
	2013	Charges	Settlements	Adjustments	2014	Charges
Fiscal 2014 Plans
NSE Product Strategy Restructuring Plan (Workforce Reduction)	$—	$3.3	$(1.9)	$—	$1.4	$3.3
Central Finance and IT Restructuring Plan (Workforce Reduction)	—	1.5	(1.1)	—	0.4	(0.1)
Fiscal 2013 Plans
OSP Operational Realignment Plan (Workforce Reduction)	3.7	(0.7)	(1.8)	—	1.2	0.1
NSE Lease Restructuring Plan	5.0	(0.8)	(1.8)	0.2	2.6	0.7
CCOP Outsourcing Plan (Workforce Reduction)	0.7	—	(0.2)	—	0.5	—
NSE Wireless Business Restructuring Plan (Workforce Reduction)	1.0	0.1	(0.9)	—	0.2	—
Other plans	0.5	0.6	(1.1)	—	—	0.1
Fiscal 2012 Plans
NSE Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	2.0	(0.3)	(1.2)	—	0.5	(0.4)
Lease Costs	0.1	(0.1)	—	—	—	(0.1)
Total NSE Operation and Repair Outsourcing Restructuring Plan	2.1	(0.4)	(1.2)	—	0.5	(0.5)
Other plans	0.6	—	(0.2)	—	0.4	—
Plans Prior to Fiscal 2012	2.9	0.2	(1.4)	0.1	1.8	—
Total	$16.5	$3.8	$(11.6)	$0.3	$9.0	$3.6

Ottawa Lease Exit Costs	$3.7	$0.1	$(1.0)	$(0.1)	$2.7	$0.1

As of March 29, 2014 and June 29, 2013, the Company included the long-term portion of the restructuring liability of $2.6 million and $6.2 million, respectively, as the restructuring accrual component under Other non-current liabilities, and the short-term portion as the restructuring accrual component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility, that were included in SG&A expenses. As of March 29, 2014 and June 29, 2013 the fair value of the remaining contractual obligations, net of sublease income, was $2.7 million and $3.7 million, respectively. The Company included the long-term portion of the contract obligations of $1.9 million and $2.7 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2014 Plans

NSE Product Strategy Restructuring Plan

During the third quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and Research and Development (“R&D”). As a result, a restructuring charge of $3.3 million was recorded for severance and employee benefits for 63 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe. As of March 29, 2014, 34 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

Central Finance and Information Technology (“IT”) Restructuring Plan

During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organizations to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, 25 employees primarily in SG&A functions located in North America, Asia and Europe will be impacted. As of March 29, 2014, 18 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

Fiscal 2013 Plans

Optical Security and Performance Products (“OSP”) Operational Realignment Plan

During the fourth quarter of fiscal 2013, Management approved a plan in the OSP segment to realign its operations to focus on priority markets such as Anti-counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense. As a result, the OSP segment is ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use the Multi-layer Anti-reflection Coater, custom display, and certain box coater production platforms which were at the end of their product lifecycle. The business segment phased out production of these product offerings by the end of the third quarter of fiscal 2014 and de-commissioned and disposed of certain related production equipment. This will result in consolidation of manufacturing operations and office space at the Santa Rosa, California site and reduction of workforce by 79 employees primarily in manufacturing, R&D and SG&A functions located in the United States. Management reduced the number of employees impacted by this plan from 126 to 79, which reduced the total liability for this plan by approximately $0.7 million during the nine months ended March 29, 2014. As of March 29, 2014, 42 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

NSE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NSE segment. As of June 29, 2013, the Company exited the workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of March 29, 2014 was $2.6 million. A $0.8 million benefit was recorded during the nine months ended March 29, 2014, to adjust the estimated lease liability accrual for the Germantown location. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

CCOP Outsourcing Plan

During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer as part of its continuous efforts to optimize its supply chain. As a result, 44 employees primarily in manufacturing, R&D and SG&A functions located in the United States were impacted. As of March 29, 2014, 15 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NSE Wireless Business Restructuring Plan

During the second quarter of fiscal 2013, Management approved a plan to align the Company’s investment strategy in the NSE segment with customer spending priorities in high-growth product lines such as wireless network assurance. As a result, the segment eliminated positions in R&D, sales and operations functions that supported low-growth product lines and 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. As of March 29, 2014, 61 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Fiscal 2012 Plans

NSE Operation and Repair Outsourcing Restructuring Plan

During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the NSE segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and will impact 161 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of September 29, 2012, the Company exited both workspaces. The employees being affected are located in North America, Europe, Latin America and Asia. As of March 29, 2014, 157 of these employees have been terminated. Payments related to the severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2012

The restructuring accrual for plans that commenced prior to fiscal year 2012 was $1.8 million. Of this amount, $1.0 million is related to severance and benefits accrual for the NSE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2012.

Note 12. Income Tax

The Company recorded an income tax benefit of $17.2 million and $13.7 million for the three and nine months ended March 29, 2014, respectively. The Company recorded an income tax expense of $1.6 million and $9.1 million for the three and nine months ended March 30, 2013, respectively.

The income tax benefit recorded for the three and nine months ended March 29, 2014, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations offset by the recognition of $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction.  A tax benefit of $5.1 million was recorded for the nine months ended March 29, 2014,  related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the year to date benefit may reverse during the year.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The income tax expense recorded for the three and nine months ended March 30, 2013, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

The income tax benefit and expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the recognition of the unrecognized tax benefits.

As of March 29, 2014 and June 29, 2013, the Company’s unrecognized tax benefits totaled $58.4 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $23.6 million accrued for the payment of interest and penalties at March 29, 2014. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $21.4 million.

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

Note 14. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 29, 2014 and March 30, 2013 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Cost of sales	$2.7	$2.4	$7.7	$6.7
Research and development	4.1	3.7	11.7	10.0
Selling, general and administrative	10.1	9.2	28.9	24.8
	$16.9	$15.3	$48.3	$41.5

Approximately $1.8 million of stock-based compensation was capitalized in inventory at March 29, 2014.

Stock Options

The Company issues stock options that generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant. The Company granted no stock options in the first three quarters of fiscal 2014 or fiscal 2013.

As of March 29, 2014, $0.4 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 0.8 years.

Employee Stock Purchase Plan

The Company’s ESPP provides eligible employees an opportunity to acquire an ownership interest in the Company at a discounted purchase price with a 6-month look-back period. The fair value of ESPP is estimated on the date of offering using a Black-Scholes-Merton valuation model.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 29, 2014, $0.6 million of unrecognized stock-based compensation cost related to the ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2015.

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

During the nine months ended March 29, 2014 and March 30, 2013 the Company granted 5.5 million and 6.0 million RSUs, of which 0.6 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first nine months of fiscal 2014 and fiscal 2013 was estimated to be $9.2 million and $10.7 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.9 million and 5.3 million granted during the nine months ended March 29, 2014 and March 30, 2013 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

As of March 29, 2014, $87.8 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

Full Value Awards are converted into shares upon vesting.  Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.  During the nine months ended March 29, 2014 and March 30, 2013 the Company paid $18.3 million and $12.8 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended
	March 29,	March 30,
	2014	2013

Volatility of common stock	53.9%	57.5%
Average volatility of peer companies	58.6%	58.3%
Average correlation coefficient of peer companies	0.2920	0.3208
Risk-free interest rate	0.8%	0.4%

Note 15. Employee Defined Benefit Plans

The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees primarily in the United Kingdom (“U.K.”), Germany and Switzerland. The Company is also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed during fiscal 2010 and the third quarter of fiscal 2014 in connection with acquisitions. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.

As of March 29, 2014, the U.K. plan and Switzerland plan were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 29, 2014, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Service cost	$0.2	$0.1	$0.4	$0.3
Interest cost	1.2	1.1	3.6	3.3
Expected return on plan assets	(0.4)	(0.3)	(1.2)	(0.9)
Recognized net actuarial (gains)/losses	—	—	0.1	—
Curtailment/settlement (gains)/losses	—	—	—	(0.2)
Net periodic benefit cost	$1.0	$0.9	$2.9	$2.5

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.4 million related to its defined benefit pension plans during fiscal 2014 to make current benefit payments and fund future obligations. As of March 29, 2014, approximately $4.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2013.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 29, 2014 and June 29, 2013.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Balance as of beginning of period	$6.8	$6.8	$6.9	$8.1
Provision for warranty	1.7	1.0	6.3	3.9
Utilization of reserve	(1.2)	(0.3)	(4.3)	(1.7)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.4)	(0.7)	(2.0)	(3.5)
Balance as of end of period	$6.9	$6.8	$6.9	$6.8

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

As of March 29, 2014, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.3 million was included in Other non-current liabilities. As of June 29, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

Santa Rosa

On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California (the “Santa Rosa Transactions”). The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a five-year lease with multiple one-year renewal options to a ten-year lease with two five-year renewal options.

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

As of March 29, 2014, $1.2 million was included in Other current liabilities, and $26.5 million was included in Other non-current liabilities. As of June 29, 2013, $1.1 million was included in Other current liabilities, and $27.4 million was included in Other non-current liabilities.

The lease payments due under the agreements reset to fair market rental rates upon the Company’s execution of the renewal options.

Future Minimum Financing Payments — Eningen and Santa Rosa Financing Obligations

As of March 29, 2014, future minimum financing payments of the financing obligations are as follows (in millions):

Fiscal Years
Remainder of 2014	$0.9
2015	3.8
2016	3.5
2017	3.5
2018	3.6
Thereafter	33.9
Total	$49.2

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s reportable segments are:

(i) Network and Service Enablement:

NSE provides end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance. These solutions speed time-to-revenue by accelerating the deployment of new products and services, lower operating expenses and improve network performance and reliability. Included in the product portfolio are test tools, platforms, microprobes, software, and services for wireless and wireline networks.

(ii) Communications and Commercial Optical Products:

CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, reconfigurable optical add/drop multiplexers (“ROADMs”), optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters and circulators. CCOP also provides near-infrared light source technology used in gesture-recognition systems.

CCOP also provides lasers that address the needs of original equipment manufacturer (“OEM”) clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

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

Information on reportable segments is as follows (in millions):

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 29,	March 30,	March 29,	March 30,
	2014	2013	2014	2013
Net revenue:
Network Service and Enablement	$172.3	$174.2	$539.2	$539.1
Communications and Commercial Optical Products	194.6	179.2	597.2	559.9
Optical Security and Performance Products	51.1	51.9	158.2	156.6
Net revenue	$418.0	$405.3	$1,294.6	$1,255.6

Operating income (loss):
Network Service and Enablement	$9.9	$13.0	$51.2	$65.1
Communications and Commercial Optical Products	22.4	19.2	73.5	64.2
Optical Security and Performance Products	18.2	18.6	57.8	56.0
Corporate	(23.3)	(23.2)	(70.7)	(70.0)
Total segment operating income	27.2	27.6	111.8	115.3
Unallocated amounts:
Stock-based compensation	(16.9)	(15.3)	(48.3)	(41.5)
Amortization of intangibles	(16.2)	(20.1)	(43.0)	(57.5)
Loss on disposal of long-lived assets	(1.0)	(0.2)	(0.8)	(1.6)
Restructuring and related charges	(3.6)	(0.4)	(3.8)	(6.1)
Other charges related to non-recurring activities (1)	(1.1)	(12.9)	(1.1)	(14.9)
Interest and other income (expense), net	0.6	(0.9)	0.4	(3.7)
Interest expense	(7.7)	(4.2)	(21.3)	(15.4)
Loss from continuing operations before income taxes	$(18.7)	$(26.4)	$(6.1)	$(25.4)

(1)         During the three months ended March 30, 2013, the Company incurred $11.3 million of inventory related charges, included in Cost of sales, primarily related to a write-off of inventory no longer being sold due to a strategic plan to exit NSE’s low-speed wireline product line approved in the third quarter of fiscal 2013.

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

Net revenue of the Hologram Business for the nine months ended March 30, 2013 was $5.2 million. Net loss for the nine months ended March 30, 2013 was $1.0 million. There was no tax effect associated with the discontinued operations for any periods presented.

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

Note 19. Subsequent Events

Conversion of Exchangeable Shares of JDS Uniphase Canada Ltd.

On March 31, 2014 (“the Redemption Date”), the Company exercised its right to redeem the outstanding exchangeable shares of JDS Uniphase Canada Ltd (“Exchangeable Shares”). On the Redemption Date, holders of Exchangeable Shares were entitled to receive one share of the Company’s common stock in exchange for each Exchangeable Share held. As of March 29, 2014, there were 3,157,445 Exchangeable Shares issued and outstanding.

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

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU provides network and service enablement solutions and optical products for telecommunications service providers, cable operators, network equipment manufacturers, and enterprises. Our diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of applications.

In the first quarter of fiscal 2014, we changed the name of our Communication Test and Measurement segment to Network and Service Enablement (“NSE”). The name NSE more accurately reflects the value the Company brings to customers and the evolution of the Company’s product portfolio, one that includes communications test instruments as well as microprobes, software and services that provide the necessary visibility throughout the network to improve service and application performance.

To serve its markets, JDSU operates the following business segments:

•      Network and Service Enablement

•      Communications and Commercial Optical Products (“CCOP”)

•      Optical Security and Performance Products (“OSP”)

Network and Service Enablement

NSE provides an integrated portfolio of network and service enablement solutions that provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service and application performance.

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

JDSU’s network enablement solutions include instruments and software to build, activate, certify, troubleshoot, monitor, and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance, and greater customer satisfaction. These products include instruments and software that access the network to perform installation and maintenance tasks. Our service enablement solutions collect and analyze complete network data to reveal the true customer experience and opportunities for new revenue streams with enhanced management, control, optimization and differentiation.

NSE solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. NSE’s solutions include one of the largest test instrument portfolios in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. NSE is leveraging this installed base and knowledge of network management methods and procedures to develop advanced customer experience solutions. These solutions let carriers remotely monitor performance and quality of service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks.

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

On January 6, 2014, we acquired Network Instruments, a leading developer of enterprise network and application-performance management solutions for global 2000 companies. Network Instruments extended JDSU’s service enablement solutions to the enterprise, data center and cloud networking markets.

We are currently evaluating the impact of recent strategic acquisitions on the reporting structure of our NSE segment.

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

Original equipment manufacturers (“OEMs”) use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state, and gas—that offer low- to high-power output with UV, visible and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

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

During the fourth quarter of fiscal 2013, we made a decision to cease production of certain legacy custom optic products at the end of their lifecycle, including anti-reflection products, solar cell covers, and front-surface mirrors for display and office automation applications as well as certain infrared and box coater solutions. We expect to complete our phase out of these legacy products by the end of the fourth quarter of fiscal 2014.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 29,	March 30,		Percentage	March 29,	March 30,		Percentage
	2014	2013	Change	Change	2014	2013	Change	Change
Segment net revenue:
NSE	$172.3	$174.2	$(1.9)	(1.1)%	$539.2	$539.1	$0.1	0.0%
CCOP	194.6	179.2	15.4	8.6	597.2	559.9	37.3	6.7
OSP	51.1	51.9	(0.8)	(1.5)	158.2	156.6	1.6	1.0
Net revenue	$418.0	$405.3	$12.7	3.1%	$1,294.6	$1,255.6	$39.0	3.1%

Gross profit	$184.7	$155.3	$29.4	18.9%	$574.8	$516.9	$57.9	11.2%
Gross margin	44.2%	38.3%			44.4%	41.2%

Amortization of acquired technologies	11.0	17.0	(6.0)	(35.3)%	32.3	48.7	(16.4)	(33.7)%
Percentage of net revenue	2.6%	4.2%			2.5%	3.9%

Research and development	74.1	65.8	8.3	12.6%	216.0	190.9	25.1	13.1%
Percentage of net revenue	17.7%	16.2%			16.7%	15.2%

Selling, general and administrative	113.4	107.3	6.1	5.7%	329.5	317.4	12.1	3.8%
Percentage of net revenue	27.1%	26.5%			25.5%	25.3%

Amortization of other intangibles	5.2	3.1	2.1	67.7%	10.7	8.8	1.9	21.6%
Percentage of net revenue	1.2%	0.8%			0.8%	0.7%

Restructuring and related charges	3.6	0.4	3.2	800.0%	3.8	6.1	(2.3)	(37.7)%
Percentage of net revenue	0.9%	0.1%			0.3%	0.5%

Loss from discontinued operations, net of tax	—	—	—	—%	—	(1.0)	1.0	(100.0)%
Percentage of net revenue	—%	—%			—%	0.1%

Net Revenue

Net revenue increased by $12.7 million, or 3.1%, during the three months ended March 29, 2014 compared to the same period a year ago. This increase was primarily due to an increase in our CCOP segment, as discussed below.

NSE net revenue decreased by $1.9 million, or 1.1%, during the three months ended March 29, 2014 compared to the same period a year ago. This decrease was driven by $11.0 million of net revenue decreases primarily from our Network Visibility and Control and Services product lines. These decreases were primarily due to the fact that the prior period reflected net revenue from a significant one-time project in our Network Visibility and Control product line, coupled with lower current period demand in our Services product line for hardware services. This was partially offset by $9.1 million of net revenue increases primarily from our Mobility, Cloud and Data Center and Fiber product lines. These increases were primarily due to increased demand from key customers in our Mobility and Fiber product lines and new products in our Cloud and Data Center product line from the acquisition of Network Instruments in the current period.

CCOP net revenue increased by $15.4 million, or 8.6%, during the three months ended March 29, 2014 compared to the same period a year ago. This increase was driven by $31.6 million of net revenue increases primarily from our Gesture Recognition Light Source, Circuit Packs and Pluggable product lines. These increases were primarily due to (i) higher demand for our Gesture Recognition Light Source product line related to our customer’s next generation gaming console, (ii) higher demand from key customers in our Circuit Packs product line and (iii) higher demand for new products from key customers in our Pluggables product line. These increases were partially offset by $16.2 million of net revenue decreases primarily due to lower deployments by customers of our ROADMs product line and lower demand from key customers in our Passive Components product line.

OSP net revenue decreased by $0.8 million, or 1.5%, during the three months ended March 29, 2014 compared to the same period a year ago. This decrease was driven by $6.1 million of net revenue decreases primarily from our Anti-Counterfeiting product line driven by lower cyclical demand for our currency products. This decrease was partially offset by $5.3 million of net revenue increases primarily from our Consumer and Industrial product line driven by last-time buys of products impacted by our plan to exit certain legacy product offerings by the end of the fourth quarter of fiscal 2014 and higher demand for our Gesture Recognition Filters.

Net revenue increased by $39.0 million, or 3.1%, during the nine months ended March 29, 2014 compared to the same period a year ago. This increase was primarily due to an increase in our CCOP segment, as discussed below.

NSE net revenue remained relatively flat during the nine months ended March 29, 2014 compared to the same period a year ago, increasing by $0.1 million. This increase was driven by $29.8 million of net revenue increases primarily from our Media Access and Content and Fiber product lines. These increases were primarily due to higher demand from a key customer of our Media Access and Content product line and increased spending for the deployment of LTE networks by key customers of our Fiber product line. This was partially offset by $29.7 million of net revenue decreases primarily from our Network Visibility and Control and Ethernet product lines. These decreases were primarily due to the fact that the prior period reflected net revenue from a significant one-time project in our Network Visibility and Control product line and reduced current period spending from key customers in our Ethernet product line.

CCOP net revenue increased by $37.3 million, or 6.7%, during the nine months ended March 29, 2014 compared to the same period a year ago. This increase was driven by $102.4 million of net revenue increases primarily from our Gesture Recognition Light Source, Circuit Packs and Pluggable product lines. These increases were primarily due to (i) higher demand for our Gesture Recognition Light Source product line related to our customer’s next generation gaming console, (ii) higher demand from key customers in our Circuit Packs product line and (iii) higher demand for new products from key customers in our Pluggables product line. This was partially offset by $65.1 million of net revenue decreases primarily from our ROADMs, Passive Components and Tunables product lines. These decreases were primarily due to lower deployments by customers of our ROADMs product line and lower demand from key customers in our Passive Components and Tunables product lines.

OSP net revenue increased by $1.6 million, or 1.0%, during the nine months ended March 29, 2014 compared to the same period a year ago. This increase was driven by $11.5 million of net revenue increases primarily from our Consumer and Industrial product line driven by last-time buys of products impacted by our restructuring plan to exit certain legacy product offerings by the end of the fourth quarter of fiscal 2014 and higher demand for our Gesture Recognition Filters. This was partially offset by $9.9 million of net revenue decreases primarily from our Anti-Counterfeiting product line driven by lower cyclical demand in the current period.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NSE and optical communications product portfolios, and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and NSE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; and (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our CCOP and NSE customer bases and adds additional risk and uncertainty to our financial and business projections.

We operate primarily in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic region (in millions):

	Three Months Ended				Nine Months Ended
	March 29,		March 30,		March 29,		March 30,
Net revenue:	2014		2013		2014		2013
Americas	$196.5	47.0%	$194.1	47.9%	$609.5	47.1%	$618.0	49.2%
EMEA	102.3	24.5	95.1	23.5	311.1	24.0	294.4	23.5
Asia-Pacific	119.2	28.5	116.1	28.6	374.0	28.9	343.2	27.3
Total net revenue	$418.0	100.0%	$405.3	100.0%	$1,294.6	100.0%	$1,255.6	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended March 29, 2014 and March 30, 2013 included net revenue from the United States of $152.0 million and $144.1 million, respectively. Net revenue from customers in the Americas during the nine months ended March 29, 2014 and March 30, 2013 included net revenue from the United States of $454.6 million and $469.0 million, respectively.

Net revenue from customers outside the Americas during the three months ended March 29, 2014 and March 30, 2013 represented 53.0% and 52.1% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended March 29, 2014 and March 30, 2013, represented 52.9% and 50.8% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin increased 5.9 percentage points during the three months ended March 29, 2014 from 38.3% in the same period a year ago to 44.2% in the current period. The increase was primarily due to (i) the fact that the prior period reflected inventory charges and accelerated amortization of acquired developed technology related to the strategic exit of NSE’s low-speed wireline product line, (ii) improvement in NSE gross margin driven by a reduction in manufacturing variances and improved cost efficiencies realized in the current period through the consolidation of our contract manufacturing partners during the second half of fiscal 2013 and (iii) a reduction in amortization of developed technology in the current period driven by certain significant intangible assets becoming fully amortized in the first quarter of fiscal 2014. This increase was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other two segments, represented a higher percentage of consolidated net revenue in the current period.

Gross margin increased 3.2 percentage points during the nine months ended March 29, 2014 from 41.2% in the same period a year ago to 44.4% in the current period. The increase was primarily due to (i) a reduction in amortization of developed technology in the current period due to certain significant intangible assets becoming fully amortized in the first quarter of fiscal 2014, (ii) the absence of charges in the current period related to the strategic exit from NSE’s low-speed wireline product line that were reflected in the prior period as referenced above and (iii) improvement in NSE gross margin driven by a reduction in manufacturing variances and improved cost efficiencies realized in the current period through the consolidation of our contract manufacturing partners during the second half of fiscal 2013. This increase was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other two segments, represented a higher percentage of consolidated net revenue in the current period.

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

Research and Development (“R&D”)

R&D expense increased by $8.3 million, or 12.6%, during the three months ended March 29, 2014 compared to the same period a year ago. This increase was primarily driven by a $6.8 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and strategic acquisitions, coupled with a $1.6 million increase in materials spending primarily in our CCOP segment.

R&D expense increased by $25.1 million, or 13.1%, during the nine months ended March 29, 2014 compared to the same period a year ago. This increase was primarily driven by a $20.4 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and strategic acquisitions. Additionally, R&D offsets from CCOP customer-funded development projects were $2.9 million higher in the same period a year ago, which contributed to the increase in the current period.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased by $6.1 million, or 5.7%, during the three months ended March 29, 2014 compared to the same period a year ago. This increase was primarily driven by a $5.2 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions. This was partially offset by a $1.1 million decrease in acquisition-related costs and a $0.5 million reduction in other SG&A expenses primarily driven by lower external costs due to the insourcing of certain information technology (“IT”) applications in the fourth quarter of fiscal 2013.

SG&A expense increased by $12.1 million, or 3.8%, during the nine months ended March 29, 2014 compared to the same period a year ago. This increase was primarily driven by a $15.8 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions. This was partially offset by a $4.1 million decrease in external costs due to the insourcing of certain IT applications in the fourth quarter of fiscal 2013 and a $1.2 million decrease in acquisition-related costs.

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

Restructuring and Related Charges

We continue to reduce costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized cost savings of approximately $23.2 million, excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more detail.

During the three and nine months ended March 29, 2014, we incurred restructuring and related charges of $3.6 million and $3.8 million, respectively. During the three and nine months ended March 30, 2013, we incurred restructuring and related charges of $0.4 million and $6.1 million, respectively.

During the third quarter of fiscal 2014, we incurred restructuring and related charges of $3.6 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the third quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, a restructuring charge of $3.3 million was recorded for severance and employee benefits for 63 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe. As of March 29, 2014, 34 employees have been terminated. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2015.

•                  We recorded a $0.7 million charge to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan approved in the fourth quarter of fiscal 2013.

•                  We recorded a $0.4 million benefit to adjust the accrual balance for the NSE Operation and Repair Outsourcing Restructuring Plan approved in the fourth quarter of fiscal 2012.

During the third quarter of fiscal 2013, we incurred restructuring and related charges of $0.4 million. These charges are primarily the result of the following:

•                  Management approved the CCOP Outsourcing Plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with our continuous efforts to improve supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for 46 employees primarily in manufacturing, R&D and SG&A functions. As of March 30, 2013, 4 employees have been terminated. The employees being affected are located in the United States. Payments related to remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

•                  This change was offset by a benefit of $0.5 million for severance and benefits, primarily related to the NSE Operation and Repair Outsourcing Restructuring Plan announced in the fourth quarter of fiscal 2012 and the NSE Manufacturing Support Consolidation Plan announced in the third quarter of fiscal 2012.

During the nine months ended March 29, 2014, we recorded $3.8 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  $4.8 million for severance and benefits for the Central Finance and IT Plan announced in the second quarter of fiscal 2014 and for the NSE Product Strategy Restructuring Plan announced in the current quarter. These charges were slightly offset by a benefit of $0.7 million relating to a reduction in the number of employees impacted by the OSP Operational Realignment Plan approved during the fourth quarter of fiscal 2013.

•                  $0.8 million benefit to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan approved in the fourth quarter of fiscal 2013.

During the nine months ended March 30, 2013, we recorded $6.1 million in restructuring and related charges. The charges are primarily the result of the following:

•                  $3.2 million for severance and benefits related to the CCOP Outsourcing Plan announced in the current quarter, the NSE Wireless Business Plan announced in the second quarter of fiscal 2013, and the CCOP CPV plan announced during the first quarter of fiscal 2013 and $1.6 million of additional severance and employee benefits arising primarily to adjust the accrual for the NSE Operation and Repair Outsourcing Restructuring and the NSE Manufacturing Support Consolidation plans announced in the fourth and third quarters of fiscal 2012, respectively.

•                  $0.8 million for transfer costs and lease construction costs in NSE which were the result of the repair outsourcing initiative announced by Management during the fourth quarter of fiscal 2012.

•                  $0.5 million for the exit of two leased sites in NSE for the plan announced during the fourth quarter of fiscal 2012.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.0 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.6 million during the three months ended March 29, 2014 as compared to $(0.9) million during the same period a year ago. This $1.5 million change was primarily due to a currency exchange loss of $2.0 million in the prior period compared to a currency exchange loss of $0.3 million in the current period driven by improved balance sheet hedging, and the fact that the prior period reflected a $0.7 million realized loss in connection with the repurchase of $50.0 million aggregate principal amount of the 1% Senior Convertible Notes due 2026 (the “2026 Notes”) which were fully repurchased and redeemed in fiscal 2013. This was partially offset by a decrease in other income of $0.9 million primarily due to the receipt of a deposit in the prior period.

Interest and other income (expense), net was $0.4 million during the nine months ended March 29, 2014 as compared to $(3.7) million during the same period a year ago. This $4.1 million change was primarily driven by the fact that the prior period reflected a $4.1 million realized loss in connection with the repurchase of $150.0 million aggregate principal amount of the 2026 Notes which were fully repurchased and redeemed in fiscal 2013 and a $0.5 million reduction in other expense primarily due to the absence of commitment fees due under the revolving credit facility which the Company terminated in the first quarter of fiscal 2014. This was partially offset by a decrease in other income of $1.1 million primarily due to the receipt of a deposit in the prior period.

Interest Expense

Interest expense increased by $3.5 million, or 83.3%, during the three months ended March 29, 2014 compared to the same period a year ago. The increase was primarily due to accretion of the debt discount on our 0.625% Senior Convertible Notes due 2033 (“the 2033 Notes”) in the current period as compared to the accretion on our 2026 Notes in the same period a year ago. The increase was primarily driven by the fact that the unamortized debt discount of our 2033 Notes in the current period was significantly higher than that of our 2026 Notes in the prior period. During the three months ended March 29, 2014 and March 30, 2013 we accreted debt discount of $6.0 million and $2.8 million, respectively.

Interest expense increased by $5.9 million, or 38.3%, during the nine months ended March 29, 2014 compared to the same period a year ago. The increase was primarily due to an increase in accretion of the debt discount as referenced above, coupled with a $1.3 million write-off of unamortized issuance costs related to the termination of the revolving credit facility in the first quarter of fiscal 2014. During the nine months ended March 29, 2014 and March 30, 2013, we accreted debt discount of $14.6 million and $10.6 million, respectively.

Provision for Income Tax

We recorded an income tax benefit of $17.2 million and $13.7 million for the three and nine months ended March 29, 2014, respectively. We recorded an income tax expense of $1.6 million and $9.1 million for the three and nine months ended March 30, 2013, respectively.

The income tax benefit recorded for the three and nine months ended March 29, 2014, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations offset by the recognition of $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction. A tax benefit of $5.1 million was recorded for the nine months ended March 29, 2014, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the year to date benefit may reverse during the year.

The income tax expense recorded for the three and nine months ended March 30, 2013, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations.

The income tax benefit and expense recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to our income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the recognition of the unrecognized tax benefits.

As of March 29, 2014 and June 29, 2013, our unrecognized tax benefits totaled $58.4 million and $80.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $23.6 million accrued for the payment of interest and penalties at March 29, 2014. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $21.4 million.

Discontinued Operations

During the second quarter of fiscal 2013, we closed the sale of the Hologram Business, previously within the OSP reportable segment, and received gross proceeds of $11.5 million in cash, subject to an earnout clause requiring the buyer to pay up to a maximum additional amount of $4.0 million if the revenue generated by the business exceeds a pre-determined target amount during the one-year period immediately following the closing. In the fourth quarter of fiscal 2014, we submitted an arbitration demand to resolve a dispute regarding the amount we are owed from the buyer under the earnout clause.

Net revenue of the Hologram Business for the nine months ended March 30, 2013 was $5.2 million. Net loss for the nine months ended March 30, 2013 was $1.0 million. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (in millions)

	Three Months Ended				Nine Months Ended
	March 29,	March 30,		Percentage	March 29,	March 30,		Percentage
	2014	2013	Change	Change	2014	2013	Change	Change
NSE
Net revenue	$172.3	$174.2	$(1.9)	(1.1)%	$539.2	$539.1	$0.1	—%
Operating income	9.9	13.0	(3.1)	(23.8)%	51.2	65.1	(13.9)	(21.4)%
Operating margin	5.7%	7.5%			9.5%	12.1%

CCOP
Net revenue	194.6	179.2	15.4	8.6%	597.2	559.9	37.3	6.7%
Operating income	22.4	19.2	3.2	16.7%	73.5	64.2	9.3	14.5%
Operating margin	11.5%	10.7%			12.3%	11.5%

OSP
Net revenue	51.1	51.9	(0.8)	(1.5)%	158.2	156.6	1.6	1.0%
Operating income	18.2	18.6	(0.4)	(2.2)%	57.8	56.0	1.8	3.2%
Operating margin	35.6%	35.8%			36.5%	35.8%

NSE

NSE operating margin decreased 1.8 percentage points during the three months ended March 29, 2014 from 7.5% in the same period a year ago to 5.7% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses driven by higher headcount primarily related to strategic acquisitions in fiscal 2014 and ongoing R&D investments primarily in our Media Access and Content product line. This was partially offset by an improvement in gross margin driven by a reduction in manufacturing variances and improved cost efficiencies realized in the current period from the consolidation of our contract manufacturing partners during the second half of fiscal 2013.

NSE operating margin decreased 2.6 percentage points during nine months ended March 29, 2014 from 12.1% in the same period a year ago to 9.5% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses driven by higher headcount primarily related to strategic acquisitions in fiscal 2014 and ongoing R&D investments primarily in our Media Access and Content product line. This was partially offset by an improvement in gross margin driven by a reduction in manufacturing variances and improved cost efficiencies realized in the current period from the consolidation of our contract manufacturing partners during the second half of fiscal 2013.

CCOP

CCOP operating margin increased 0.8 percentage points during the three months ended March 29, 2014 from 10.7% in the same period a year ago to 11.5% in the current period. The increase in operating margin was primarily due to an overall increase in CCOP net revenue as referenced above and an improvement in gross margin driven by a favorable product mix and improvements in yields. This was partially offset by an increase in R&D expense primarily due to higher headcount associated with our ongoing R&D investments in the current period.

CCOP operating margin increased 0.8 percentage points during nine months ended March 29, 2014 from 11.5% in the same period a year ago to 12.3% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by improvement in yields and an overall increase in CCOP net revenue as referenced above. This was partially offset by an increase in R&D expense primarily due to higher headcount associated with our ongoing R&D investments and higher R&D offsets in the same period a year ago as referenced above.

OSP

OSP operating margin remained relatively flat during the three months ended March 29, 2014, decreasing by 0.2 percentage points. The decrease in operating margin was primarily due to an unfavorable product mix, partially offset by a reduction in SG&A expense driven by lower labor and benefits expenses.

OSP operating margin increased 0.7 percentage points during nine months ended March 29, 2014 from 35.8% in the same period a year ago to 36.5% in the current period. The increase in operating margin was primarily due to improvement in gross margin driven by a reduction in SG&A expense due to lower labor and benefits expenses.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 29, 2014 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of March 29, 2014, U.S. entities owned approximately 83.9% of our cash and cash equivalents, short-term investments and restricted cash.

As of March 29, 2014, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended March 29, 2014, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of March 29, 2014, we had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $926.2 million, an increase of $410.3 million from June 29, 2013 primarily due to our issuance of the 2033 Notes and $126.4 million of cash provided by operating activities, partially offset by a $100.0 million share repurchase in the first quarter of fiscal 2014. Cash and cash equivalents increased by $33.5 million in the nine months ended March 29, 2014 due to $557.2 million of cash provided by financing activities and $126.4 million of cash provided by operating activities, partially offset by $651.8 million of cash used in investing activities.

During the nine months ended March 29, 2014, cash provided by operating activities was $126.4 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $173.7 million, and changes in operating assets and liabilities that used $47.3 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $33.0 million due to timing of salary and variable incentive payments, a decrease in accrued expenses and other current and non-current liabilities of $23.2 million, a decrease in income taxes payable of $22.2 million, partially offset by an increase in accounts payable of $23.2 million due to lower payment activity in the current quarter and increase in deferred revenue current and non-current of $9.4 million.

During the nine months ended March 30, 2013, cash provided by operating activities was $130.7 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $131.1 million, and changes in operating assets and liabilities that used $0.4 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $24.3 million due to timing of bonus and salary payments and lower bonus accrual and a decrease in accrued expenses and other current and non-current liabilities of $15.1 million, offset by a decrease in inventory of $19.8 million and an decrease in accounts receivable of $17.2 million driven by our collection efforts.

During the nine months ended March 29, 2014, cash used in investing activities was $651.8 million, primarily due to $885.1 million of purchases of available-for-sale securities largely driven by the investment of proceeds from the 2033 Notes, $219.3 million of cash used for the acquisitions of Trendium, Network Instruments and Time Bandwidth Products, and $68.1 million of purchases of property, plant and equipment. These were partially offset by proceeds from maturities of available-for-sale investments of $327.7 million and sales of available-for-sale investments of $186.8 million in the current period.

During the nine months ended March 30, 2013 cash used for investing activities was $150.5 million, primarily related to cash used for the acquisitions of GenComm and Arieso of $83.2 million, cash used for the purchase of property, plant and equipment of $46.7 million and net cash outflows used for the purchase of available-for-sale investments of $32.9 million, offset by net proceeds from sale of the Hologram Business of $11.2 million. Since we continue to invest in new technology, laboratory equipment, and manufacturing capacity to support revenue growth opportunities, investments were made during the nine months ended March 30, 2013 to increase manufacturing capacity in Asia and the U.S., to set up and improve facilities, and to upgrade information technology systems.

During the nine months ended March 29, 2014, cash provided by financing activities was $557.2 million, primarily related to the $650.0 million proceeds from the 2033 Notes partially offset by the repurchase of 7.4 million shares of our outstanding common stock for $100.0 million in the current period.

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

Contractual Obligations

During the third quarter of fiscal 2014, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2013, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor significant pension plans for certain past and present employees primarily in the U.K., Germany and Switzerland.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with acquisitions during fiscal 2010 and the third quarter of fiscal 2014. The U.K. plan and Switzerland plan are partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. The authoritative guidance requires the recognition of the funded status of the pension plans and non-pension post-retirement benefit plans (retirement-related benefit plans) as an asset or a liability in the Consolidated Balance Sheet. The authoritative guidance also requires the recognition of changes in that funded status in the year in which they occur through the gains and (losses) not affecting retained earnings, net of tax, and the recognition of previously unrecognized gains/(losses), prior service costs/(credits) and transition assets as a component of Accumulated gains and (losses) not affecting retained earnings. The funded status of a retirement plan is the difference between the projected benefit obligation and the fair value of its plan assets. The projected benefit obligation is the actuarial present value of all benefits attributed by the plan’s benefit formula to employee service. As of March 29, 2014, our pension plans were under funded by $100.8 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $0.9 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 29, 2014, the fair value of plan assets had increased approximately 5.0% since June 29, 2013, our most recent fiscal year end.

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

The following table provides information about our foreign currency forward contracts outstanding as of March 29, 2014.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Canadian Dollar (contracts to buy CAD / sell USD)	CAD	55.4	$49.7
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	228.4	36.8
British Pound (contracts to buy GBP / sell USD)	GBP	6.6	11.0
Euro (contracts to buy EUR / sell USD)	EUR	61.3	84.4
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	51.3	40.5
Mexican Peso (contracts to buy MXN / sell USD)	MXN	91.5	6.9
Australian Dollar (contracts to sell AUD / buy USD)	AUD	4.3	3.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	25.5	10.8
Japanese Yen (contracts to buy JPY / sell USD)	JPY	249.5	2.4
Indian Rupee (contracts to sell INR / buy USD)	INR	242.4	3.9
South Korean Won (contracts to sell KRW / buy USD)	KRW	847.4	0.8
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	3.1
Swedish Krona (contracts to buy SEK / sell USD)	SEK	34.0	5.3
Total USD notional amount of outstanding foreign exchange contracts			$259.5

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at March 29, 2014.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of March 29, 2014, the fair market value of the 2033 Notes was $683.2 million. Refer to “Note 10. Debt and Letters of Credit” for more details.

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

Date: May 7, 2014