Form 10-K
period 2014-06-28
JDS UNIPHASE CORP /CA/
filed 2014-08-26
CIK 912093

Use these links to rapidly review the document

PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          As of December 28, 2013 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3.0 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

          As of July 26, 2014, the Registrant had 230,029,189 shares of common stock outstanding.

        Documents Incorporated by Reference:    Portions of the Registrant's Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant's fiscal year end of June 28, 2014 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

        Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as "anticipates," "believes," "can," "can impact," "could," "continue," "estimates," "expects," "intends," "may," "ongoing," "plans," "potential," "projects," "should," "will," "will continue to be," "would," or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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

  •
  our plans to continue to operate as a company comprised of a portfolio of businesses and our plans with respect to the appropriate number and composition of our reportable segments;

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

        Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A "Risk Factors" and elsewhere in this Annual Report on Form 10-K and in other documents we file with the Securities and Exchange Commission. Moreover, neither we assume nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I

ITEM 1.    BUSINESS

General

Overview

        JDS Uniphase Corporation ("JDSU," also referred to as "the Company," "we," "our," and "us") is a leading provider of network and service enablement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs") and enterprises. JDSU is also an established leader in providing anti-counterfeiting technologies for currencies and other high-value documents and products. In addition, we leverage our core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including 3D sensing solutions for consumer electronics.

        To serve our markets, JDSU operates the following business segments: Network and Service Enablement ("NSE"), Communications and Commercial Optical Products ("CCOP"), and Optical Security and Performance Products ("OSP"). In the first quarter of fiscal 2014, we changed the name of our Communication Test and Measurement segment to Network and Service Enablement. The name NSE more accurately reflects the value we bring to customers and the evolution of our product portfolio, one that includes communications test instruments as well as microprobes, software and services that provide the necessary visibility throughout the network to improve service and application performance.

        In July 2014, we reorganized our NSE reportable segment into two separate reportable segments, Network Enablement ("NE") and Service Enablement ("SE"), beginning with the first quarter of fiscal 2015. Splitting NSE into two reportable segments is intended to provide greater clarity and transparency regarding the markets, financial performance and business models of these two businesses within NSE. NE is a hardware-centric and more mature business consisting primarily of NSE's traditional communications test instrument products. SE is a more software-centric business consisting primarily of software solutions that are embedded within the network and enterprise performance management solutions.

Industry Trends

        The trends that drive the communications networking industry influence our NSE and CCOP businesses, including the need for increased network capacity and faster transmission speeds. This need is driven by the growing number of connected smart mobile devices and demand for high-speed broadband access to support video and other high-bandwidth applications, which are straining networks and creating new challenges for JDSU's customers. The growing use of social networking and cloud computing also make network traffic more unpredictable, generating sudden spikes in volume, and making it increasingly more challenging to deliver a quality end-user experience. Meeting these challenges requires greater network agility and more cost-effective means to build, deploy and maintain profitable, high-performance networks. JDSU's optical and network and service enablement solutions are well positioned to benefit from these requirements as well as the deployment of next generation network technologies such as 4G/Long Term Evolution ("LTE"), higher-capacity transport solutions to support video ("40G/100G") and fiber-to-the-X ("FTTx").

        Trends related to the increasing threat of counterfeiting impact our OSP business. Counterfeiting for currency and other goods is on the rise because penalties for counterfeiters can be relatively light while technological advances in imaging and printing tools have made counterfeiting easier than ever. JDSU has decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment ("OVP®") and Optically Variable Magnetic Pigment ("OVMP®") technologies to protect the integrity of currency and other high-value products and documents. We also provide optical solutions for government, healthcare, consumer and industrial markets.

        In addition to network and anti-counterfeiting solutions, JDSU extends its technology expertise to solve complex problems and deliver unique solutions in other industries. For example, our high-precision lasers are used for a range of manufacturing applications, addressing the need for lower power consumption, reduced manufacturing footprint, increased productivity and more cost-effective processes. In addition, JDSU's laser diodes and optical coatings are used for emerging 3D sensing applications which allow people to control technology with natural body gestures instead of using a remote, mouse or other device. 3D sensing systems, also referred to as gesture-recognition systems, simplify the way people interact with technology, and are first being used in applications for gaming platforms.

Sales and Marketing

        JDSU markets its products to telecommunications and cable service providers, NEMs, original equipment manufacturers ("OEM"), enterprises, governmental organizations, distributors and strategic partners worldwide. Each business segment has a dedicated sales force that works directly with customers' executive, technical, manufacturing and purchasing personnel to determine design, performance, and cost requirements.

        A high level of support is necessary to develop and maintain long-term collaborative relationships with our customers. JDSU develops innovative products by engaging the customer at the initial design phase and continues to build the relationship as customer needs change and develop. Service and support are provided through JDSU offices and those of its partners worldwide.

Additional Information

        JDSU was incorporated in California in 1979 and reincorporated in Delaware in 1993. JDSU is the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999, and the acquisition of Acterna, Inc. in 2005. Our strategy is to operate as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions.

        We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to which we file annual, quarterly and periodic reports, proxy statements and other information with the U.S. Securities and Exchange Commission ("SEC"). The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge all of our SEC filings on our website at www.jdsu.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information on our web site is not part of this Annual Report on Form 10-K.

Corporate Strategy

        Our objective is to continue to be a leading provider for all markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities. The key elements of our corporate strategy include:

  •
  Enable our customers through collaborative innovation

    We are committed to working closely with our customers from initial product design and manufacturing through solution deployment and training. We strive to engage with our customers at the early stages of development to provide them with the most innovative and timely products and services and ensure that our focus remains aligned with their evolving requirements. Our sales, customer support, product marketing, and development efforts are organized to maximize effectiveness in our customer interactions.

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

  •
  Build a lean and scalable business

    We continue to streamline our manufacturing operations and reduce costs by using contract manufacturers where appropriate and consolidating to reduce our footprint and total fixed costs. We utilize a corporate shared services model to provide our business segments with the centralized strength and depth of a larger company, while allowing each segment to remain focused and responsive to its own market needs.

  •
  Invest in profitable, market-based innovation

    Based on current and anticipated demand, we continue to invest in research and development ("R&D") and pursue acquisitions and partnerships to develop new technologies, products and services that offer our customers increased value and strengthen our leadership position in our core markets. In fiscal 2014, we continued to invest in the development of our product portfolio through R&D and acquisitions consistent with our profitability and growth objectives. The acquisitions of Network Instruments, LLC ("Network Instruments") and certain technology and other assets of Trendium Inc. ("Trendium") expanded our enterprise offerings and mobile networks and service enablement solutions. The acquisition of Time-Bandwidth Products AG ("Time-Bandwidth") strengthened our position as a leading provider of lasers for micromachining applications.

  •
  Expand our global market presence

    Long term, we expect growth in Asia-Pacific, Eastern Europe and Latin America. Therefore, we are developing products, sales, marketing and customer support to meet the specific customer requirements in these regions to serve these customers.

        Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A—Risk Factors.

Business Segments

        JDSU operates in the following business segments: NSE, CCOP and OSP. Each segment has its own engineering, manufacturing, sales and marketing groups to better serve customers and respond quickly to market needs. In addition, our business segments share common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.

        The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments. In addition, it discloses the percentage of our total net revenue attributable to our Optical Communications ("OpComms") products within our CCOP segment, which accounted for more than 10% of our consolidated net revenue in each of the last three fiscal years, and our Laser products, which represent the remainder of our CCOP segment:

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Network and Service Enablement	42.9%	43.4%	45.4%
Communications and Commercial Optical Products:
Optical Communications	38.5	37.3	35.3
Laser	7.1	7.0	6.9

Communications and Commercial Optical Products	45.6	44.3	42.2
Optical Security and Performance Products	11.5	12.3	12.4

Network Service and Enablement

        The NSE business provides network and service enablement solutions which enable the design, development, deployment and maintenance of communication equipment and networks, and ensure the quality of services delivered to the end user. These solutions help accelerate the deployment of new services and lower operating expenses while improving performance and reliability. Included in the product portfolio are instruments, platforms, software and services for wireless and wireline networks. These solutions provide visibility and intelligence across and at all layers of the network and are used in all phases of the network lifecycle, from R&D in the lab and production line validation to field deployment and service assurance. JDSU also provides network and service enablement solutions for private enterprise networks, including storage and storage-network technologies.

  Markets

        JDSU provides instruments, software, and services for communications network operators and equipment manufacturers that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions support the development and production of network equipment, the deployment of next generation network technologies and services, and ensure a higher-quality customer experience.

  Customers

        NSE customers include wireless and fixed services providers, NEMs, government organizations, and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. NSE customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. NSE customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

  Trends

        As content and application developer providers are developing new business models to expand their distribution capabilities, they are increasingly adopting on-line channels for rich broadband content such as music, gaming, video programming and movies. Network operators, in turn, seek to increase profitability and average revenue per user ("ARPU") by expanding the capabilities of their packet-based networks to increase their network capacity and to deliver sophisticated, more reliable levels of service needed to meet the requirements of content providers, application developers and end users. To implement this strategy, network operators require improved network visibility and intelligence in order to ensure reliable network and service performance and to understand new opportunities to monetize their networks.

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

        Additionally, growing bandwidth demand combined with the rapid pace at which technology continues to evolve means that NEMs and operators require more cost-effective ways to design, build and deploy new network systems and technologies. Integrating legacy and next generation network technology and services create new challenges for communications service providers and impact service quality and reliability.

        These trends are driving shifts in capital spending in network technologies related to next-generation wireless, including 4G/LTE and Ethernet-based backhaul of mobile traffic from cell towers, higher-capacity transport solutions to support video communications, and software-defined network and service enablement solutions.

        Increasing deployments of higher speed networks, the expansion of IP-based services, the need to reduce deployment time and cost, and the importance of increasing ARPU create opportunities for JDSU's network and service enablement solutions. These solutions support the rapid deployment of new services and sources of revenue, increase customer satisfaction by helping technicians complete installation and repair work quickly and correctly, and lower operating expenses by automating and improving network installation, maintenance, and management processes. Our broad portfolio of network and service enablement solutions positions us well to benefit from these developments.

        Like communications service providers, enterprises that operate private networks face new challenges and complexity addressed by JDSU's network and service enablement solutions. Employees using a wide range of connected devices and business applications create an increased need for solutions that increase visibility into network and applications performance to ensure operational efficiency and productivity.

  Strategy

        The NSE business segment plans to continue evolving its test instrument portfolio and supporting software to maintain its current leadership position in field test instrumentation, and to improve profitability and increase revenue in service enablement by continuing to develop and offer higher-margin, software-based solutions that can remotely and more cost-effectively gather the network intelligence our customers need to deliver a quality end user experience, increase ARPU, reduce customer churn and lower operating expenses.

  Competition

        JDSU competes against various companies, including Agilent, Anritsu, Danaher (i.e. Fluke and Tektronix), Exfo, Ixia and Spirent. While JDSU faces multiple competitors for each of its product families, it continues to have one of the broadest portfolios of wireline and wireless products and monitoring solutions available in the network and service enablement industry.

  Offerings

        JDSU's NSE business provides network and service enablement solutions that deliver end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance.

        Network Enablement:    JDSU's network enablement solutions include instruments and software that support the development and production of network systems in the lab and that activate, certify, troubleshoot and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance and greater customer satisfaction. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. JDSU network enablement solutions are also used by NEMs in the design and production of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure.

        JDSU's network enablement products and services are largely organized between seven product groups that target specific network testing solutions: Cloud and Data Center, Ethernet, Fiber, Media Access and Content ("MAC"), Mobility, Services, and Waveready.

        Service Enablement:    JDSU's service enablement solutions are embedded network systems—including microprobes and software—that collect and analyze network data to reveal the actual customer experience and opportunities for new revenue streams. These solutions provide enhanced network management, control, optimization and differentiation for our customers. Using these solutions, JDSU customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.

        JDSU also offers a range of product support and professional services designed to comprehensively address our customers' requirements. These services include repair, calibration, software support and technical assistance for our products. JDSU offers product and technology training as well as consulting services. JDSU professional services, provided in conjunction with system integration projects, include project management, installation and implementation.

        JDSU's service enablement products and services are largely organized between five product groups that target specific network intelligence, visibility and control solutions: Location Intelligence, Mobile Assurance and Analytics ("MAA"), Network Instruments, Packet Portal, and RAN Solutions.

Communications and Commercial Optical Products

        The CCOP business segment provides optical communications products used by NEMs for telecommunications and enterprise data center communications. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the tunable small form-factor pluggable ("SFP+"). Transport products primarily consist of amplifiers and reconfigurable optical add/drop multiplexers ("ROADMs") and their supporting components such as pump lasers, passive devices, and arrayed waveguides ("AWGs"). In fact, many of today's most advanced optical networks are built on JDSU's transport and transmission components, modules and subsystems.

        JDSU's 3D sensing solutions, formerly referred to as our gesture recognition solutions, include a light source product from the CCOP business segment. These solutions let a person control technology with natural body gestures instead of using a remote, mouse or other device. Emerging 3D sensing systems simplify the way people interact with technology, and are first being used in applications for gaming platforms.

        CCOP also provides lasers employed in a variety of OEM applications. JDSU laser products serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers.

        In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.

  Markets

        The CCOP business segment provides products for the optical communications and commercial laser markets.

        JDSU optical communications products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: telecommunications ("Telecom"), including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks, and datacom ("Datacom") for enterprise, cloud and data center applications, including storage-access networks ("SANs"), local-area networks ("LANs") and Ethernet wide-area networks ("WANs").

        Additionally, our optical communications products include our light source product which is integrated into 3D sensing platforms, along with OSP's optical filers, to detect and extract external information from a person's movements. The information is then mapped into a 3D image, and incorporated into the system so that a person can easily manipulate an application.

        JDSU's portfolio of laser products includes components and subsystems used in a variety of OEM applications that range in output power from milliwatts to kilowatts and include ultraviolet ("UV"), visible and infrared ("IR") wavelengths. JDSU supports customer applications in the biotechnology, graphics and imaging, remote sensing, materials processing and other precision machining areas.

  Customers

        CCOP's optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Microsoft, Nokia Networks, and Tellabs. CCOP's lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries, and KLA-Tencor.

  Trends

        Trends for CCOP are discussed, by market, below:

        Optical Communications:    To remain competitive, network operators worldwide must offer broader suites of digital services. To do this, they are migrating to Internet-protocol ("IP") networks and expanding long-haul, metro and FTTx networks, which effectively deliver broadband services while lowering capital and operating costs of dense-wavelength-division multiplexing networks.

        Demand for capacity in the Datacom market is driven by the growing needs of intra-company LAN and inter-company WAN networks. Datacom is also driven by web and cloud services companies that are expanding data center infrastructure, increasing the need for network capacity within and between these centers. The growing demand for capacity encourages the adoption of optical communications products across the Datacom and Telecom markets.

        Demand in the Telecom market is driven by new bandwidth-intensive applications that can result in sudden and severe changes in demand almost anywhere on the network. Increasing agility in optical networks by employing ROADMs, tunable transponders, and other agile optical products provides an effective way to respond to unpredictable bandwidth demands and to manage expenses. With more agile optical networks, a service provider can add capacity by using remote management applications rather than dispatching technicians to perform manual operations in the field.

        In addition, the high-end routers, switches and cross-connect equipment that must handle legacy and IP traffic are becoming increasingly complex in order to meet higher bandwidth, scalability, speed and reliability needs. Products must provide higher levels of functionality and performance in compact designs that must also meet requirements for emissions, cost and reduced power consumption.

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

        JDSU is a leading provider of optical products which are well positioned to meet these demands. JDSU innovation is resulting in products that have more functionality, are smaller, require less power and are more cost-effective, particularly in the area of photonic integrated circuits, which can replace many discrete components with a single photonic chip. For example, the tunable 10-gigabit small form-factor pluggable ("XFP") transceiver is 85% smaller than previous tunable models. JDSU also developed the industry's first tunable SFP+ transceiver for enterprise and metro networks. Higher levels of integration have also led to development of the Super Transport Blade ("STB"), which delivers all transport functions (wavelength switching, preamplification, postamplification, and monitoring) in a single, integrated platform, essentially replacing three blades with one.

        Lasers:    As technology advances, high-tech and other vital industries increasingly turn to lasers when they need more precision, higher productivity, and energy efficient or "green" alternatives for problems that cannot be solved by mechanical, electronic or other means. Industries are using lasers to develop products that are smaller and lighter to increase productivity and yield, and to lower their energy consumption. For example, lasers have been used for years to help achieve the scale and precision needed in semiconductor processing. In biotech applications, lasers have been instrumental for advances (and new standard procedures) in cytology, hematology, genome sequencing and crime scene investigations, among others. The long term trends in these industries should lead to increased demand for lasers.

        In addition, demand continues for electronic products, as well as products and components in other industries, to offer greater functionality while becoming smaller, lighter and less expensive. Product designs that achieve this are requiring precise micromachining and materials processing, such as micro bending, soldering and welding. At the scale and processing speed needed, lasers are replacing mature mechanical tools such as drills for minute holes, or "vias," in printed circuit boards and saws and scribes for singulating silicon wafers, resulting in greater precision and productivity. As these trends continue, we believe that manufacturers and industries will increase their reliance on lasers in order to maintain or increase their competitiveness.

        JDSU is well-positioned with key OEM providers of laser solutions to these industries. We continue to develop our laser portfolio to offer smaller and more cost-effective products designed specifically for the performance, integration, reliability and support needs of our OEM customers.

  Strategy

        In optical communications, we are focused on technology leadership through collaborative innovation with our customers, cost leadership and functional integration. We will continue to align the latest technologies with best-in-class, scalable manufacturing and operations to drive the next phase of optical communications for Telecom and Datacom applications that are faster, more agile and more reliable, making us a valuable business and technology partner for NEMs, cloud service providers and data center operators.

        JDSU leverages its long-term relationships with OEM customers to drive commercial laser innovation. Leveraging established manufacturing, engineering, telecommunications and photonics expertise, JDSU delivers products that meet cost-of-ownership and reliability needs while delivering on volume production demands.

  Competition

        JDSU competes against various public and private companies in markets served by CCOP. Public company competitors providing optical communications include Finisar, Fujitsu, Furukawa Electric, Oclaro, Oplink Communications, and Sumitomo Electric. JDSU competitors in the laser market include Coherent, IPG Photonics, Rofin-Sinar, CVI-Melles, and the Spectra-Physics division of Newport Corporation.

        In addition to these established companies, JDSU faces significant and focused competition from other companies and emerging startups. While each of its product families has multiple competitors, JDSU has a broad range of products and leading technologies that are aligned with industry trends and the needs of its customers.

  Offerings

        JDSU's CCOP businesses serve the optical communications and commercial laser markets.

        Optical Communications:    JDSU optical communications offerings address the following markets: Telecom, Datacom and consumer and industrial ("Consumer and Industrial"). In addition to a full selection of active and passive components, JDSU offers increasing levels of functionality and integration in modules, circuit packs, and subsystems for transmission, amplification, wavelength management and more.

        In the Telecom market, we offer transmission and transport solutions for the synchronous optical network, synchronous-digital-hierarchy and wavelength-division multiplexer ("WDM") applications. Transmission products, such as our tunable transponder, transceiver and transmitter modules, transmit and receive signals. JDSU also offers transmission components for the previously mentioned products, which include active components such as tunable lasers, detectors/receivers, and modulators.

        JDSU transport products, such as ROADMs and other amplifiers, provide switching, routing and conditioning of signals. JDSU also provides components for transport, including passive components such as our attenuators, circulators, couplers/splitters/WDMs, gain flattening filters, hybrid interleavers, multiplexer/demultiplexers polarization components, switches and wavelength lockers.

        Industry-leading innovation led to the STB, which integrates all major optical transport functions into a single-slot blade. This all-in-one solution reduces the size, cost and power requirements of optical components, incorporates nano wavelength selective switch technology, and enables greater chassis density and a smaller footprint.

        In the Datacom market, which relies on storing and moving vast amounts of data, JDSU offers transmission products, such as our optical transceivers for Fibre Channel and Gigabit Ethernet applications. JDSU transceivers are also used in Ethernet connections for servers, routers, hubs, and switches for Internet and e-mail services.

        JDSU integrated fiber optic transceivers provide a high-speed, serial electrical interface for connecting processors, switches and peripherals. They are available in hot-pluggable or pin-through-hole versions with a small footprint for use in compact system designs. This allows manufacturers to double the density of transceivers on a board compared to conventional designs.

        For higher data transfer rates of 40G and 100G, JDSU offers vertical-cavity surface-emitting lasers ("VCSELs"). VCSELs reduce power consumption, heat, EMI and cost while increasing speed, reliability and link distance. Our compact arrays offer an innovative solution for the LANs, SANs, broadband Internet and metro-area network applications that currently depend on high-end routers, switches and cross-connect equipment to handle legacy and IP traffic.

        In the Consumer and Industrial markets, JDSU provides optical technology for 3D sensing systems being used in applications for gaming, computing and home entertainment. JDSU is a supplier of two core elements that make up 3D sensing systems. The CCOP business provides illumination sources, or laser diodes, used to generate infrared or near-infrared light.

        Lasers:    Our broad range of products includes diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers that provide excellent beam quality, low noise and exceptional reliability are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging, and semiconductor inspection.

  Optical Security and Performance Products

        The OSP business segment leverages its core technology strengths of optics and materials science to manage light and color effects. With decades of experience in optical coating technology, OSP provides optical security and performance products targeted to customers in the anti-counterfeiting, consumer electronics, government, healthcare and other markets.

  Markets

        Our OSP segment delivers overt and covert features to protect governments and brand owners against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, government, healthcare and other markets. For example, OSP's optical filters are used in many of the same 3D sensing products for gaming platforms and other applications that utilize CCOP's light source product.

        In addition, we offer custom color solutions that include innovative optically-based color-shifting and other features that provide product enhancement for brands in the automotive and sports apparel industries.

  Customers

        OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Microsoft, Northrup Grumman, Pan Pacific, Seiko Epson, and SICPA.

  Trends

        Counterfeiting for currency and other goods is on the rise because penalties for counterfeiters can be relatively light while technological advances in imaging and printing tools have made counterfeiting easier than ever. As a result of these trends, demand is increasing for sophisticated overt anti-counterfeiting features, such as JDSU's OVP® and OVMP® technologies, which are easy for consumers to validate without the use of special tools but are difficult to create or simulate using conventional printing technology.

        The aerospace, defense, consumer electronics and medical/environmental instrumentation markets require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of sophisticated systems. Our custom optics products offer an array of advanced technologies and precision optics—from the UV to the far IR portion of the light spectrum to meet the specific requirements of our customers.

  Strategy

        Our strategy is to expand our position as a leading global supplier of anti-counterfeiting technologies to our customers by providing new optical features that deliver innovative visual effects and new applications which extend the range of delivery mechanisms for our technologies. We also plan to continue investing in select optical coating technologies to advance our growth strategy in 3D sensing and other consumer electronic applications. In addition, JDSU plans to continue leveraging its intellectual property and leading expertise in optics, light management and material technology to develop new solutions in the government and healthcare markets.

  Competition

        OSP's competitors include providers of anti-counterfeiting features such as Giesecke & Devrient; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray; display-component companies such as Asahi, Fuji Photo-Optical, Nikon, and Nitto Optical; and optics companies such as Materion and Deposition Sciences.

  Offerings

        JDSU's OSP business provides innovative optical security and performance products which serve a variety of applications for customers in the anti-counterfeiting, consumer and industrial, government, healthcare and other markets.

        Anti-counterfeiting:    JDSU's OVP® technology has become a standard used by many governments worldwide for currency protection. This technology provides a color-shifting effect that enables intuitive visual verification of banknotes. JDSU also provides other technologies to the banknote market including OVMP®, a technology that delivers depth and other visual effects for intuitive overt verification. In addition, our proprietary printing processes deliver anti-counterfeiting solutions for labels, hang tags and flexible packaging used by the pharmaceutical and consumer electronics industries for brand protection.

        For product differentiation and brand enhancement, JDSU provides custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for products and packaging.

        Consumer and Industrial:    JDSU provides optical technology for 3D sensing systems being used in applications for gaming, computing and home entertainment. The OSP business manufactures and sells the second element of JDSU's 3D sensing solution—optical filters—which separate out ambient light from incoming data such as a person's movements or gestures.

        Government:    JDSU products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.

        Healthcare and Other Markets:    JDSU provides multicavity and linear variable optical filters on a variety of substrates for applications including gas monitoring and analysis, thermal imaging, smart munitions, fire detection, spectroscopy and pollution monitoring. These filters are also used in biomedical applications, semiconductor test systems, and test and measurement equipment.

Acquisitions

        As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or broaden the markets for, our products. We believe we have strengthened our business model by expanding our addressable markets, customer base and expertise, diversifying our product portfolio, and fortifying our core businesses through acquisition as well as through organic initiatives.

        In January 2014, we completed the acquisition of Network Instruments, a privately-held U.S. company and leading developer of enterprise network and application-performance management solutions for global 2000 companies. The acquisition further strengthens our position as a key solutions provider to the enterprise, data center and cloud networking markets. In order to improve application performance, reduce costs and address increasing network complexity, enterprise network administrators are rapidly transforming their IT networks while embracing today's most critical technology initiatives such as unified communications, cloud, and data center consolidation. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. We acquired all outstanding shares of Network Instruments for a total purchase price of approximately $208.5 million in cash, including holdback payments of approximately $20.0 million.

        Also in January 2014, we completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth's technology complements our current laser portfolio, while enabling Time-Bandwidth to leverage our high volume and low-cost manufacturing model, global sales team and channel relationships. We acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback payment of approximately $2.3 million.

        In December 2013, we acquired certain technology and other assets from Trendium, a privately-held provider of real-time intelligence software solutions for customer experience assurance ("CEA"), asset optimization and monetization of big data for 4G/LTE mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. We acquired certain technology and other assets from Trendium for a total purchase price of approximately $26.1 million in cash, including a holdback payment of approximately $2.5 million.

        In March 2013, we completed the acquisition of Arieso Ltd. ("Arieso") based in the United Kingdom. Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/LTE network performance and enrich the mobile subscriber experience. Arieso brings high-caliber mobile software engineering expertise to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and NEMs, Arieso's solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. We acquired tangible and intangible assets and assumed liabilities of Arieso for a total purchase price of approximately $89.7 million in cash, including holdback payments of approximately $12.8 million.

        In August 2012, we completed the acquisition of GenComm Co., Ltd. ("GenComm") based in Seoul, South Korea. GenComm is a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. We acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million.

        In January 2012, we completed the acquisition of Dyaptive Systems, Inc. ("Dyaptive") based in Vancouver, Canada. Dyaptive is a provider of wireless laboratory test tools for base station and network load simulators. We acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 14.9 million (USD 14.8 million) in cash, including a holdback payment of approximately CAD 2.0 million (USD 2.0 million).

        Please refer to "Note 5. Mergers and Acquisitions" of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2014, 2013 and 2012.

Restructuring Programs

        We continue to consolidate product manufacturing, taking into consideration our current investment strategy, product offerings, core competencies, opportunities to enhance cost efficiency and the availability of alternative manufacturers, as appropriate. Among other things, we continue to strengthen our partnerships with contract manufacturers. In the last three fiscal years, we restructured and reorganized our segments to improve the efficiency of our manufacturing operations by consolidating or transferring operations to contract manufacturers. We improved efficiency by consolidating the number of contract manufacturing locations worldwide and moving them to lower cost regions, and consolidating and centralizing similar functions to fewer sites to improve leverage. Additionally, we shifted resources in our R&D and sales organizations to focus on strategic growth areas. In fiscal 2014, we approved plans to realign operations with current investments and consolidated facilities in the NSE and CCOP segments. Additionally, we continue to centralize many administrative functions such as information technology, human resources and finance to take advantage of common processes and controls, and economies of scale.

        Please refer to Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.

Research and Development

        During fiscal 2014, 2013 and 2012, we incurred R&D expenses of $296.0 million, $258.5 million, and $244.0 million, respectively. The number of employees engaged in R&D was approximately 1,600 as of June 28, 2014, 1,450 as of June 29, 2013 and 1,400 as of June 30, 2012.

        We devote substantial resources to R&D to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.

        In our NSE segment, we develop portable test instruments for field service technicians, systems and software used in Network Operations Centers, and instruments used in the development, testing and production of communications network components, modules and equipment. We are increasing our focus on IP-based service assurance and customer experience management, and test instruments for wireless networks and services, while continuing to develop tools for fiber optic, optical transport, Ethernet, broadband access, video test and storage network testing. We have centers of excellence for product marketing and development in Asia, Europe and North America.

        In our CCOP segment, we are increasing our focus on the most promising markets while maintaining our capability to provide products throughout the network. We are increasing our emphasis on Datacom products, such as 40G and 100G transceivers while we continue to maintain strong investments in Telecom components and modules such as ROADMs and tunable devices needed for long-haul and metro market segments. We are also responding to our customers' requests for higher levels of integration, including the integration of optics, electronics and software in our modules, subsystems and circuit packs. We are providing optical technology for 3D sensing systems that enable the control of technology by natural body gestures instead of using a remote, mouse or other device. Emerging 3D sensing systems simplify the way that people interact with technology, and are initially being used in applications for gaming platforms, computing and home entertainment. We continue to develop new product offerings in both solid-state and fiber lasers that take advantage of technologies and components developed within our CCOP segment. All these developments are targeted at serving customers engaging in biotechnology, graphics and imaging, remote sensing, and materials processing and precision micromachining markets.

        In our OSP segment, our R&D efforts concentrate on developing more innovative solutions for our core business areas of anti-counterfeiting, consumer electronics and bio-medical devices. Our strong participation in the currency security market is being augmented with new advances in optically variable pigment technologies, including our OVMP® technology. We are also developing anti-counterfeiting solutions for the consumer electronic markets. OSP leverages its optical coating technology expertise to develop applications for the government and defense markets. OSP has also developed new products for 3D sensing and smart phone sensors. OSP has also introduced an innovative handheld spectrometer solution with applications in the law enforcement, food and agriculture, and defense and security markets.

Manufacturing

        As of June 28, 2014 our significant manufacturing facilities were located in China, France, Germany, Switzerland and the United States. Additionally, our significant contract manufacturing partners were located in China, Mexico, Taiwan and Thailand.

Sources and Availability of Raw Materials

        JDSU uses various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although our intention is to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within a reasonable time, or at all; therefore, the loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.

Patents and Proprietary Rights

        Intellectual property rights that apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 28, 2014, we owned approximately 1,490 U.S. patents and approximately 1,100 foreign patents, and had approximately 620 patent applications pending throughout the world.

Backlog

        Backlog consists of purchase orders for services and products for which we have assigned shipment dates. As of June 28, 2014 our backlog was approximately $415 million as compared to $416 million at June 29, 2013. Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.

Employees

        We employed approximately 5,100 employees as of June 28, 2014, compared to approximately 4,900 and 4,950 as of June 29, 2013 and June 30, 2012, respectively. Our workforce as of June 28, 2014 included approximately 1,800 employees in manufacturing, 1,600 employees in R&D, 1,050 employees in sales and marketing, and 650 employees in general and administration.

        Similar to other technology companies, we rely upon our ability to use "Full Value Awards" (as defined below) and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards refer to Restricted Stock Units ("RSUs") and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. Performance shares are granted based on the achievement of performance targets. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.

        Outside of the United States, our businesses are subject to labor laws that differ from those in the United States. The Company follows statutory requirements, and in certain European countries it is common for a works council, consisting of elected employees, to represent the sites when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be very good.

ITEM 1A.    RISK FACTORS

We have a history of net losses, and our future profitability is not assured.

        Although we had net income of $57.0 million in fiscal 2013, we incurred net losses of $17.8 million and $55.6 million in fiscal 2014 and fiscal 2012, respectively. JDSU operates as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period is impacted by both revenue and product mix due to the fact that gross margin varies significantly across our product portfolio and business segments. Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and can impair our profitability objectives while ongoing. Specific factors that may undermine our financial objectives include, among others:

  •
  uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our CCOP and NSE segments;

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

  •
  redundant costs related to periodic transitioning of manufacturing and other functions to lower-cost locations;

  •
  ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

  •
  continuing high levels of selling, general and administrative, ("SG&A") expenses; and

  •
  seasonal fluctuations in revenue from our NSE segment.

        Taken together, these factors limit our ability to predict future profitability levels and to achieve our long-term profitability objectives. While some of these factors may diminish over time as we improve our cost structure and focus on enhancing our product mix, several factors, such as continuous pricing pressure, increasing Asia-based competition, increasing commoditization of previously-differentiated products, a highly concentrated customer base for many of our product lines and seasonal NSE segment revenue fluctuations, are likely to remain. If we fail to achieve profitability expectations, the price of our debt and equity securities, as well as our business and financial condition, may be materially adversely impacted.

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

        Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers' current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:

  •
  Our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers, other outsourcing initiatives, and reductions in employee headcount, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and may continue to experience, additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns and systems integration problems.

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

        We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for the foreseeable future. Any failure by us to continue capturing a significant share of these customers could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Further, to the extent that there is consolidation among communications equipment manufacturers and service providers, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and other contract terms. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for disruptions in demand for our products as a consequence of such customers streamlining, reducing or delaying purchasing decisions.

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

        Our international presence exposes us to certain risks, including the following:

  •
  currency fluctuations;

  •
  our ability to comply with a wide variety of laws and regulations of the countries in which we do business, including, among other things, customs, import/export, anti-bribery, anti-competition, tax and data privacy laws, which may be subject to sudden and unexpected changes;

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

  •
  potential adverse tax consequences.

        Net revenue from customers outside the Americas accounted for 52.6%, 50.9% and 49.9% of our total net revenue for fiscal 2014, 2013 and 2012, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.

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

        Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC adopted rules requiring public companies to include a report by management on the effectiveness of the Company's internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with these requirements, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a qualified report. Furthermore, we may discover that the internal controls of businesses we acquire are inadequate or changes to our existing businesses may impact the effectiveness of our internal controls. These situations could require us to make changes to our internal controls and could cause our independent registered public accounting firm to issue a qualified report, which could result in a loss of investor confidence in the reliability of our financial statements, and could negatively impact our stock price.

In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, which could dilute our existing stockholders and lower our reported earnings per share.

        We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 (the "2033 Notes"). The issuance of the 2033 Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2033 Notes are entitled to convert the 2033 Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.

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

        Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe their proprietary rights. Over the past several years there has been a marked increase in the number and potential severity of third-party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter into license agreements. Second, patent-holding companies, entities that do not make or sell products (often referred to as "patent trolls"), have claimed that our products infringe upon their proprietary rights. We will continue to respond to these claims in the course of our business operations. In the past, the resolution of these disputes has not had a material adverse impact on our business or financial condition, however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.

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

        We are subject to the SEC rules implementing the requirements of Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act which establish disclosure and reporting requirements for companies who use "conflict" minerals mined from the Democratic Republic of Congo and adjoining countries in their products. Complying with the disclosure requirements requires substantial diligence efforts to determine the source of any conflict minerals used in our products and may require third-party auditing of our diligence process. These efforts may require internal resources that would otherwise be directed towards operational activities.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 163,000 square feet is located in Milpitas, California. As of June 28, 2014, our leased and owned properties in total were approximately 2.0 million square feet, of which approximately 99,000 square feet is owned. Larger leased sites include properties located in Canada, China, France, Germany, Singapore and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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

ITEM 4.    MINE SAFETY DISCLOSURES

        None.

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is traded on the NASDAQ Global Select Market under the symbol "JDSU." As of July 26, 2014 we had 230,029,189 shares of common stock outstanding. The closing price on July 25, 2014 was $11.85. The following table summarizes the high and low intraday sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2014 and 2013.

	High	Low
Fiscal 2014:
Fourth Quarter	$14.54	$10.29
Third Quarter	14.99	11.68
Second Quarter	16.61	11.70
First Quarter	15.45	12.76
Fiscal 2013:
Fourth Quarter	$14.90	$12.36
Third Quarter	15.63	12.38
Second Quarter	13.66	9.42
First Quarter	13.60	8.47

        As of July 26, 2014, we had 3,999 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

        During the fourth quarter of the fiscal 2014 we made the following repurchases of our common stock (in millions, except shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 30, 2014 - April 26, 2014	—	$—	—	$—
April 27, 2014 - May 24, 2014	—	—	—	—
May 25, 2014 - June 28, 2014(1)	4,853,961	11.37	4,853,961	44.7

(1)
Repurchases were made in open market transactions pursuant to the program announced on May 27, 2014. On May 21, 2014 our Board of Directors authorized a program to repurchase up to $100.0 million of the Company's common stock through open market or private transactions between May 27, 2014 and June 27, 2015.

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

        The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2009 and ending June 2014 in: (i) the Company's Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index, and (iv) the NASDAQ Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

*
$100 invested on 6/30/09 in stock or index.

	6/09	6/10	6/11	6/12	6/13	6/14
JDS Uniphase Corporation	100.00	172.03	291.26	192.31	251.57	218.01
S&P 500	100.00	112.12	143.65	148.17	174.72	213.23
NASDAQ Composite	100.00	114.94	151.14	159.94	185.46	240.22
NASDAQ Telecommunications	100.00	99.61	112.92	98.15	121.98	138.68

ITEM 6.    SELECTED FINANCIAL DATA

        This table sets forth selected financial data of JDSU (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with and is qualified by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the other financial information included in Item 8 of this Form 10-K. The selected data in this section are not intended to replace the consolidated financial statements included in this report.

	Years Ended
	June 28, 2014(9)(10)	June 29, 2013(5)(6)(7)(8)	June 30, 2012(5)	July 2, 2011(3)(4)(5)	July 3, 2010(1)(2)(5)
Consolidated Statement of Operations Data:
Net revenue	$1,743.2	$1,676.9	$1,662.4	$1,781.9	$1,347.3
Gross profit	784.3	694.6	705.5	785.7	543.1
Amortization of other intangibles	15.8	12.7	21.7	25.9	21.7
Restructuring and related charges	23.8	19.0	12.4	14.8	17.7
Total operating expense	786.0	719.5	705.1	713.2	588.8
(Loss) income from operations	(1.7)	(24.9)	0.4	72.5	(45.7)
(Loss) income from continuing operations, net of tax	(17.8)	57.0	(26.1)	78.7	(51.2)
Loss from discontinued operations, net of tax	—	—	(29.5)	(7.1)	(10.6)

Net (loss) income	$(17.8)	$57.0	$(55.6)	$71.6	$(61.8)

(Loss) income from continuing operations per share—basic	$(0.08)	$0.24	$(0.11)	$0.35	$(0.23)
Loss from discontinued operations per share—basic	—	—	(0.13)	(0.03)	(0.05)

Net (loss) income per share—basic	$(0.08)	$0.24	$(0.24)	$0.32	$(0.28)

(Loss) income from continuing operations per share—diluted	$(0.08)	$0.24	$(0.11)	$0.34	$(0.23)
Loss from discontinued operations per share—diluted	—	—	(0.13)	(0.03)	(0.05)

Net (loss) income per share—diluted	$(0.08)	$0.24	$(0.24)	$0.31	$(0.28)

	Years Ended
	June 28, 2014(10)	June 29, 2013(5)(6)(7)	June 30, 2012	July 2, 2011	July 3, 2010(1)(2)
Consolidated Balance Sheet Data:
Cash, cash equivalents, short-term investments, and restricted cash	$881.3	$515.9	$752.7	$728.7	$600.1
Working capital	1,001.1	682.6	656.1	885.5	723.7
Total assets	2,351.9	1,715.2	1,869.5	1,950.7	1,703.6
Long-term obligations	755.8	206.2	176.6	466.7	444.0
Total stockholders' equity	1,187.7	1,161.3	1,038.8	1,065.4	908.7

(1)
During the first quarter of fiscal 2010, we sold certain non-core assets related to our wholly owned subsidiary da Vinci Systems LLC ("da Vinci"). As a result, the operations of da Vinci have been presented as discontinued operations.

(2)
During the fourth quarter of fiscal 2010, we acquired the Network Solutions Division ("NSD") of Agilent Technologies, Inc. ("Agilent") in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2010 included the results of operations from NSD subsequent to May 1, 2010 and the Consolidated Balance Sheet as of July 3, 2010 included NSD's financial position.

(3)
Effective July 4, 2010, the first day of fiscal 2011, we adopted authoritative guidance which applies to revenue arrangements with multiple deliverables and to certain software arrangements. We adopted both sets of guidance on a prospective basis for applicable transactions originating or materially modified on or after July 4, 2010.

(4)
During the third quarter of fiscal 2011, we determined that it is more likely than not that a portion of the deferred tax assets of a foreign jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $34.9 million was recorded as an income tax benefit during the quarter.

(5)
During the first quarter of fiscal 2013, we entered into a definitive agreement to sell the hologram business ("Hologram Business") within our OSP segment, which subsequently closed on October 12, 2012. As a result, the operations of the Hologram Business have been presented as discontinued operations for all periods presented.

(6)
During the third quarter of fiscal 2013, we acquired Arieso in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statements of Operations for fiscal 2013 included the results of Arieso subsequent to March 7, 2013 and the Consolidated Balance Sheet as of June 29, 2013 included Arieso's financial position.

(7)
During the third quarter of fiscal 2013, we approved a strategic plan to exit NSE's legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles, of which $1.8 million and $0.4 million are included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations, primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

(8)
During the fourth quarter of fiscal 2013, we determined that it is more likely than not that a portion of the deferred tax assets of a non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the quarter.

(9)
During the third quarter of fiscal 2014, we recognized $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-U.S. jurisdiction.

(10)
During the third quarter of fiscal 2014, we acquired Network Instruments in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2014 included the results of operations from Network Instruments subsequent to January 6, 2014 and the Consolidated Balance Sheet as of June 28, 2014 included Network Instruments' financial position.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our Industries and Developments

        JDSU is a leading provider of network and service enablement solutions and optical products for telecommunications service providers, wireless operators, cable operators, NEMs and enterprises. JDSU is also an established leader in providing anti-counterfeiting technologies for currencies and other high-value documents and products. In addition, we leverage our core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including 3D sensing solutions for consumer electronics.

        In the first quarter of fiscal 2014, we changed the name of our Communication Test and Measurement segment to Network and Service Enablement. The name NSE more accurately reflects the value the Company brings to customers and the evolution of the Company's product portfolio, one that includes communications test instruments as well as microprobes, software and services that provide the necessary visibility throughout the network to improve service and application performance.

        To serve its markets, JDSU operates the following business segments:

  •
  Network and Service Enablement

  •
  Communications and Commercial Optical Products

  •
  Optical Security and Performance Products

        In July 2014, we reorganized our NSE reportable segment into two separate reportable segments, Network Enablement and Service Enablement, beginning with the first quarter of fiscal 2015. Splitting NSE into two reportable segments is intended to provide greater clarity and transparency regarding the markets, financial performance and business models of these two businesses within NSE. NE is a hardware-centric and more mature business consisting primarily of NSE's traditional communications test instrument products. SE is a more software-centric business consisting primarily of software solutions that are embedded within the network and enterprise performance management solutions.

Network and Service Enablement

        NSE provides an integrated portfolio of network and service enablement solutions that provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service and application performance.

        These solutions are made up of lab and field test instruments and customer experience management solutions ("CEM") supported by microprobes, monitoring software and optimization applications. This portfolio helps network operators and service providers effectively manage the continued growth of network traffic, devices and applications. As a result of this continued growth, operators and providers are looking for new ways to drive business agility and generate revenue with innovative services, while continuing to focus on reducing operating costs and improving performance. To this end, NSE is focused on providing world-class network and service enablement solutions, focusing investments on software and solutions offerings in high-growth markets while leveraging its instruments portfolio. These strategic investments are being placed globally to meet end-customer demand.

        JDSU's network enablement solutions include instruments and software to build, activate, certify, troubleshoot, monitor and optimize networks that are differentiated through superior efficiency, higher profitability, reliable performance and greater customer satisfaction. These products include instruments and software that access the network to perform installation and maintenance tasks. Our service enablement solutions collect and analyze complete network data to reveal the actual customer experience and opportunities for new revenue streams with enhanced management, control, optimization and differentiation.

        NSE solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. NSE's solutions include one of the largest test instrument portfolios in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. NSE is leveraging this installed base and knowledge of network management methods and procedures to develop advanced customer experience solutions. These solutions enable carriers to remotely monitor performance and quality of service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue and enables operators to better monetize their networks.

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

        During the second quarter of fiscal 2014, we acquired certain technology and other assets from Trendium, a provider of real-time intelligence solutions for customer experience assurance, asset optimization, and monetization of big data for 4G/Long term evolution mobile network operators.

        During the third quarter of fiscal 2014, we acquired Network Instruments, a leading developer of enterprise network and application-performance management solutions for global 2000 companies. Network Instruments extended JDSU's service enablement solutions to the enterprise, data center and cloud networking markets.

Communications and Commercial Optical Products

        CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components.

        Serving telecommunications and enterprise data communications markets, CCOP products include components, modules, subsystems and solutions for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks, as well as SANs, LANs and WANs. These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFP+s. CCOP's growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

        OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state and gas—that offer low- to high-power output with UV, visible and IR wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

        3D sensing systems use both CCOP's light source and OSP's optical filters. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, instead of using a device like a mouse or remote control. Emerging markets for 3D sensing include gaming platforms, home entertainment, mobile devices and personal computing.

        CCOP's optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Microsoft, Nokia Networks, and Tellabs. CCOP's lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries and KLA-Tencor.

        During the third quarter of fiscal 2014, we acquired Time-Bandwidth Products, a provider of high powered and ultrafast lasers for the industrial and scientific markets. Manufacturers use high-power, ultrafast lasers to create micro parts for consumer electronics and to process semiconductor chips. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally.

  Optical Security and Performance Products

        OSP designs, manufactures, and sells products targeting anti-counterfeiting, consumer electronics, government, healthcare and other markets.

        OSP's security offerings for the currency market include OVP®, OVMP® and banknote thread substrates. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on currency and other high-value documents and products. OVP® protects the currencies of more than 100 countries today. OSP also develops and delivers overt and covert anti-counterfeiting products that utilize its proprietary printing platform and are targeted primarily at the pharmaceutical and consumer-electronics markets.

        Leveraging its expertise in spectral management and its unique high-precision coating capabilities, OSP provides a range of products and technologies for the consumer-electronics market, including, for example, optical filters for 3D sensing devices designed for gaming and other platforms.

        OSP value-added solutions meet the stringent requirements of commercial and government customers in aerospace and defense. JDSU products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.

        OSP serves customers such as 3M, Barco, Kingston, Lockheed Martin, Microsoft, Northrup Grumman, Pan Pacific, Seiko Epson and SICPA.

        During the second quarter of fiscal 2013, we completed the sale of our hologram business ("Hologram Business"), which primarily addressed the transaction card market. We have presented our Consolidated Statements of Operations and segment results to reflect the sale of this business. The historical results of this business are reflected as discontinued operations in accordance with the authoritative guidance under U.S. GAAP and are excluded from our annual and quarterly results from continuing operations for all periods presented.

Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to revenue recognition. This guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for us in the first quarter of fiscal 2018. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. We are evaluating the two adoption methods as well as the impact this new guidance will have on our consolidated financial statements and related disclosures.

        In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for us in the first quarter of fiscal 2016. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements, absent any disposition representing a strategic shift in our operations.

        In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for us in the first quarter of fiscal 2015. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements.

        In March 2013, FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for us beginning in the first quarter of fiscal 2015. We do not anticipate the adoption of this guidance will have a material impact on our consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

Critical Accounting Policies and Estimates

        The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and the related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:

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

Multiple-Element Arrangements

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine whether there are one or more units of accounting. Where there is more than one unit of accounting, then the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of vendor-specific objective evidence ("VSOE") of fair value if available, third-party evidence ("TPE") if VSOE is not available, or management's best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

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

        The determination of BESP is made through consultation with and approval by the segment management. Segment management may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.

        To the extent a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to the authoritative guidance on software revenue recognition), we allocate the fair value of the units of accounting using relative selling price and that unit of accounting is accounted for in accordance with the specific guidance. Some of our product offerings include hardware that are integrated with or sold with software that delivers the functionality of the equipment. We believe this equipment is not considered software-related and would therefore be excluded from the scope of the authoritative guidance on software revenue recognition.

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

Software

        Our software arrangements generally consist of a perpetual license fee and Post-Contract Support ("PCS"). Where we have established VSOE of fair value for PCS contracts, it is based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software-related and non-software-related elements are accounted for in accordance with the following policies.

  •
  Non-software and software-related products are bifurcated based on a relative selling price

  •
  Software-related products are separated into units of accounting if all of the following criteria are met:

  •
  The functionality of the delivered element(s) is not dependent on the undelivered element(s).

  •
  There is VSOE of fair value of the undelivered element(s).

  •
  Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

        If these criteria are not met, the software revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. In cases where VSOE is not established for PCS, revenue is recognized ratably over the PCS period after all software elements have been delivered and the only undelivered item is PCS.

Allowances for Doubtful Accounts

        We perform credit evaluations of our customers' financial condition. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We record our bad debt expenses as SG&A expense. When we become aware that a specific customer is unable to meet its financial obligations to us, for example, as a result of bankruptcy or deterioration in the customer's operating results or financial position, we record a specific allowance to reflect the level of credit risk in the customer's outstanding receivable balance. In addition, we record additional allowances based on certain percentages of our aged receivable balances. These percentages are determined by a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. We are not able to predict changes in the financial condition of our customers, and if circumstances related to our customers deteriorate, our estimates of the recoverability of our trade receivables could be materially affected and we may be required to record additional allowances. Alternatively, if we provide more allowances than we need, we may reverse a portion of such provisions in future periods based on our actual collection experience.

Stock-based Compensation

        The fair value of our time-based Full Value Awards is based on the closing market price of our common stock on the grant date of the award. We use a Monte Carlo simulation to estimate the fair value of certain performance-based Full Value Awards with market conditions ("MSUs"). We estimate the fair value of employee stock purchase plan awards ("ESPP") using the Black-Scholes-Merton option-pricing model. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock.

        Pursuant to the authoritative guidance, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. When estimating forfeitures, we consider voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period, except for MSUs which are amortized based upon a graded vesting method.

Investments

        Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component within our Consolidated Statements of Stockholders' Equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized in current earnings. Our short-term investments, which are classified as current assets, include certain securities with stated maturities of longer than twelve months as they are highly liquid and available to support current operations.

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

Inventory Valuation

        We assess the value of our inventory on a quarterly basis and write-down those inventories which are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.

Goodwill Valuation

        We test goodwill for possible impairment on an annual basis in our fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, changes in customers, target markets and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.

        The authoritative guidance allows an entity to assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e. >50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The two-step quantitative goodwill impairment test requires us to estimate the fair value of our reporting units. If the carrying value of a reporting unit exceeds its fair value, the goodwill of that reporting unit is potentially impaired and we proceed to step two of the impairment analysis. In step two of the analysis, we measure and record an impairment loss equal to the excess of the carrying value of the reporting unit's goodwill over its implied fair value, if any.

        Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We generally estimate the fair value of a reporting unit using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Our significant estimates in the income approach include: our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit's business, and working capital effects. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market approach include: identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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

Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets)

Long-lived assets held and used

        We test long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.

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

        The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that its deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which it makes the determination.

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

Pension and Other Postretirement Benefits

        The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation ("PBO"); and for the non-pension postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation ("APBO"). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in Other current liabilities in the Consolidated Balance Sheets.

        Net periodic pension cost (income) is recorded in the Consolidated Statement of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost (income) in the Consolidated Statement of Operations as they arise are recognized as a component of accumulated other comprehensive income on the Consolidated Balances Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension period cost (income) pursuant to the recognition and amortization provisions of the authoritative guidance.

        The measurement of the benefit obligation and net periodic pension cost (income) is based on our estimates and actuarial valuations, provided by third-party actuaries, which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. We evaluate these assumptions annually at a minimum. In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets.

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

RESULTS OF OPERATIONS

        The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Segment net revenue:
NSE	42.9%	43.4%	45.4%
CCOP	45.6	44.3	42.2
OSP	11.5	12.3	12.4

Net revenue	100.0	100.0	100.0
Cost of sales	52.5	54.8	54.1
Amortization of acquired technologies	2.5	3.8	3.5

Gross profit	45.0	41.4	42.4

Operating expenses:
Research and development	17.0	15.4	14.7
Selling, general and administrative	25.8	25.6	25.7
Amortization of other intangibles	0.9	0.8	1.3
Restructuring and related charges	1.4	1.1	0.7

Total operating expenses	45.1	42.9	42.4

Loss from operations	(0.1)	(1.5)	—
Interest and other income (expense), net	—	(0.2)	0.8
Interest expense	(1.7)	(1.1)	(1.6)

Loss from continuing operations before income taxes	(1.8)	(2.8)	(0.8)
(Benefit from) provision for income taxes	(0.8)	(6.2)	0.7

(Loss) income from continuing operations, net of tax	(1.0)	3.4	(1.5)
Loss from discontinued operations, net of tax	—	—	(1.8)

Net (loss) income	(1.0)%	3.4%	(3.3)%

Financial Data for Fiscal 2014, 2013 and 2012

        The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2014	2013	Change	Percentage Change	2013	2012	Change	Percentage Change
Segment net revenue:
NSE	$748.3	$728.9	$19.4	2.7%	$728.9	$754.8	$(25.9)	(3.4)%
CCOP	794.1	742.2	51.9	7.0	742.2	701.6	40.6	5.8
OSP	200.8	205.8	(5.0)	(2.4)	205.8	206.0	(0.2)	(0.1)

Net revenue	$1,743.2	$1,676.9	$66.3	4.0%	$1,676.9	$1,662.4	$14.5	0.9%

Gross profit	$784.3	$694.6	$89.7	12.9%	$694.6	$705.5	$(10.9)	(1.5)%
Gross margin	45.0%	41.4%			41.4%	42.4%
Research and development	296.0	258.5	37.5	14.5%	258.5	244.0	14.5	5.9%
Percentage of net revenue	17.0%	15.4%			15.4%	14.7%
Selling, general and administrative	450.4	429.3	21.1	4.9%	429.3	427.0	2.3	0.5%
Percentage of net revenue	25.8%	25.6%			25.6%	25.7%
Amortization of intangibles	59.0	76.0	(17.0)	(22.4)%	76.0	80.3	(4.3)	(5.4)%
Percentage of net revenue	3.4%	4.6%			4.6%	4.8%
Restructuring and related charges	23.8	19.0	4.8	25.3%	19.0	12.4	6.6	53.2%
Percentage of net revenue	1.4%	1.1%			1.1%	0.7%
Loss from discontinued operations, net of tax	—	—	—	—%	—	(29.5)	29.5	(100.0)%
Percentage of net revenue	—%	—%			—%	(1.8)%

Net Revenue

        Net revenue increased by $66.3 million, or 4.0%, during fiscal 2014 compared to fiscal 2013. This increase was primarily due to an increase in our CCOP and NSE segments, partially offset by a decrease in our OSP segment as discussed below.

        NSE net revenue increased by $19.4 million, or 2.7%, during fiscal 2014 compared to fiscal 2013. This increase was driven by $81.9 million of net revenue increases primarily from our MAC, Fiber, Location Intelligence, and Network Instrument product lines. These increases were primarily due to (i) demand for new products from a key customer in our MAC product line, (ii) increased spending for the deployment of LTE networks by key customers of our Fiber product line and (iii) incremental sales of new products from our strategic acquisitions in the second half of fiscal 2013 and during fiscal 2014. This was partially offset by $62.5 million of net revenue decreases primarily from our Mobile Assurance and Analytics, Packet Portal and Cloud and Data Center product lines. These decreases were primarily due to (i) the fact that the prior period reflected net revenue from a significant one-time project in our Mobile Assurance and Analytics product line, (ii) reduced spending in the current period from key customers in our Packet Portal product line and (iii) the exit of certain products in our Cloud and Data Center product line in the second half of fiscal 2013.

        CCOP net revenue increased $51.9 million, or 7.0%, during fiscal 2014 compared to fiscal 2013. This increase was driven by $68.8 million of net revenue increases primarily from products addressing the Consumer and Industrial markets, which consists of products in our 3D Sensing and Industrial Diode Laser product lines, and the Datacom market, which consists of products in our Pluggables product line. These increases were primarily driven by higher demand for our 3D sensing light source product related to the launch of our customer's next generation gaming console in the Consumer and

Industrial markets and due to demand growth for our 10G and 40G products in the Datacom market. This was partially offset by $16.9 million of net revenue decreases from products addressing the Telecom market, which primarily consists of products in our Circuit Packs, Modulators, Passive Components, ROADMs, and Tunables product lines. These decreases were primarily due to lower spending on new network developments by large service providers.

        OSP net revenue decreased by $5.0 million, or 2.4%, during fiscal 2014 compared to fiscal 2013. This decrease was driven by $10.2 million of net revenue decreases primarily from our Anti-Counterfeiting product line driven by lower cyclical demand in fiscal 2014. This was partially offset by $5.2 million of net revenue increases primarily from our Consumer and Industrial product line driven by increased cyclical demand for our 3D sensing optical filters and from last-time buys during fiscal 2014 of certain legacy products which we exited in the fourth quarter of fiscal 2014.

        Net revenue increased by $14.5 million, or 0.9%, during fiscal 2013 compared to fiscal 2012. This increase was primarily due to an incremental increase in volume in our CCOP segment in fiscal 2013 and the fact that fiscal 2012 reflected a reduction in CCOP net revenue of approximately $15 million due to the regional flooding in Thailand which temporarily suspended operations at one of our primary contract manufacturers, Fabrinet (the "Thailand Flooding Impact"). This was partially offset by a decline in NSE net revenue primarily due to the exit and wind down of certain products.

        NSE net revenue decreased by $25.9 million, or 3.4%, during fiscal 2013 compared to fiscal 2012. This decrease was driven by $54.0 million of net revenue decreases primarily from our Broadband and Networking and Services product lines. These decreases were primarily due to (i) the exit of certain CPO products in the prior year, (ii) the wind down of legacy low-speed wireline products and (iii) procurement delays at a key customer. This was partially offset by $28.1 million of net revenue increases primarily from our Mobility product line driven by new products from the acquisitions of Dyaptive Systems, Inc. ("Dyaptive") and GenComm.

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

        Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NSE and optical communications product portfolios, and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP and NSE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; and (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our CCOP and NSE customer bases and adds additional risk and uncertainty to our financial and business projections. In addition, we anticipate lower demand and revenue from our 3D sensing products in our CCOP and OSP segments over the first two quarters of fiscal 2015 compared to the same periods in fiscal 2014.

        We operate primarily in three geographic regions: Americas, Asia-Pacific and Europe Middle East and Africa ("EMEA"). The following table presents net revenue by geographic regions (dollars in millions):

	Years Ended
	June 28, 2014		June 29, 2013		June 30, 2012
Net revenue:
Americas	$826.0	47.4%	$822.5	49.1%	$833.2	50.1%
Asia-Pacific	505.4	29.0	473.2	28.2	428.5	25.8
EMEA	411.8	23.6	381.2	22.7	400.7	24.1

Total net revenue	$1,743.2	100.0%	$1,676.9	100.0%	$1,662.4	100.0%

        Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers outside the Americas for the fiscal years ended 2014, 2013 and 2012 represented 52.6%, 50.9% and 49.9% of net revenue, respectively. Net revenue from customers in the Americas for the fiscal years ended 2014, 2013 and 2012 included net revenue from the United States of $626.7 million, $630.8 million and $673.6 million, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

        During fiscal 2014, 2013 and 2012, no single customer accounted for more than 10% of the Company's net revenue.

Gross Margin

        Gross margin in fiscal 2014 increased 3.6 percentage points to 45.0% from 41.4% in fiscal 2013. This increase was primarily due to (i) a reduction in amortization of developed technology driven by certain significant intangible assets becoming fully amortized in the first quarter of fiscal 2014, (ii) an improvement in NSE gross margin driven by cost efficiencies resulting from operational, supply chain and product lifecycle management improvements, and the consolidation of our contract manufacturing partners during the second half of fiscal 2013, and (iii) an improvement in CCOP gross margin due to a more favorable product mix and cost reductions in fiscal 2014. This was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other two segments, represented a higher percentage of consolidated net revenue in fiscal 2014.

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

Research and Development

        R&D expense increased $37.5 million, or 14.5%, in fiscal 2014 compared to fiscal 2013. This increase was driven by a $29.2 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and our strategic acquisitions. As a percentage of net revenue, R&D expense increased by 1.6 percentage points in fiscal 2014 as we continued to invest in our product portfolio through R&D and acquisitions in order to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets.

        R&D expense increased $14.5 million, or 5.9%, in fiscal 2013 compared to the same period a year ago. This increase was driven by a $15.6 million increase in labor and benefits expense primarily due to higher headcount associated with our continued investment in product development coupled with higher variable incentive and stock-based compensation in fiscal 2013. This was partially offset by a $2.0 million decrease in facilities expense primarily due to the exit from certain sites in connection with restructuring activities in our NSE segment in fiscal 2013. As a percentage of net revenue, R&D expense remained relatively flat, decreasing by 0.1 percentage points in fiscal 2013.

        We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative

        SG&A expense increased $21.1 million, or 4.9%, in fiscal 2014 compared to fiscal 2013. This increase was primarily driven by a $23.9 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions. This was partially offset by a $4.1 million decrease in external costs due to the insourcing of certain IT applications in the fourth quarter of fiscal 2013. As a percentage of net revenue, SG&A expense remained relatively flat, increasing by 0.2 percentage points in fiscal 2014.

        SG&A expense increased $2.3 million, or 0.5%, in fiscal 2013 compared to fiscal 2012. This increase was primarily driven by a $15.3 million increase in labor and benefits expense primarily due to higher headcount coupled with higher compensation. This was partially offset by reductions in legal expenses primarily due to the absence in fiscal 2013 of a $7.9 million legal expense in fiscal 2012 related to a litigation settlement and $4.7 million of net decreases in various other expenses. As a percentage of net revenue, SG&A expense remained relatively flat, decreasing by 0.1 percentage points in fiscal 2013.

        We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Amortization of Intangibles

        Amortization of intangibles for fiscal 2014 decreased $17.0 million, or 22.4%, to $59.0 million from $76.0 million in fiscal 2013. This decrease is driven by a $20.1 million reduction in amortization of developed technology primarily due to certain significant intangible assets becoming fully amortized in the first quarter of fiscal 2014. This was partially offset by incremental amortization of intangible assets from our fiscal 2013 and fiscal 2014 acquisitions.

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

        During fiscal 2014, we acquired IPR&D through the acquisitions of Network Instruments and Trendium. The current status of our significant IPR&D projects from acquisitions is as follows:

Network Instruments Acquisition

        Network Instruments was acquired in January 2014 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, Network Instruments was in the process of developing next generation integrated network software solutions. We have incurred post-acquisition costs of approximately $1.1 million in fiscal 2014 and estimate that additional investment of approximately $0.4 million in research and development will be required to complete the project. The project is currently in the development stage and we expect to complete the project in the first quarter of fiscal 2015.

Trendium Acquisition

        Trendium was acquired in December 2013 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, Trendium was in the process of developing network probe software and next generation service assurance solutions. We have incurred post-acquisition costs of approximately $1.0 million in fiscal 2014 and estimate that additional investment of approximately $1.4 million in research and development will be required to complete the project. The project is currently in the development stage and we expect to complete the project in the second quarter of fiscal 2015.

Restructuring and Related Charges

        We continue to reduce costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized cost savings of approximately $32.3 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. Refer to "Note 11. Restructuring and Related Charges" for more information.

        As of June 28, 2014, our total restructuring accrual was $26.2 million.

        During the twelve months ended June 28, 2014, we recorded $23.8 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

  (i)
  During the fourth quarter of fiscal 2014, Company management ("Management") approved a plan in the NSE segment to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, a restructuring charge of $4.6 million was recorded for severance and employee benefits for 123 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

  (ii)
  During the fourth quarter of fiscal 2014, Management approved a plan in the CCOP segment to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, a restructuring charge of $1.7 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing and R&D functions. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

  (iii)
  During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in our Shared Service function in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 48 employees primarily in general and administrative functions located in the United States, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

  (iv)
  During the third quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, a year to date restructuring charge of $7.2 million was recorded for severance and employee benefits for 63 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

  (v)
  During the second quarter of fiscal 2014, Management approved a plan in the NSE segment to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 28, 2014 was $6.9 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

  (vi)
  During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, a year-to-date restructuring charge of $3.1 million was recorded for severance and benefits for 22 employees primarily in SG&A functions located in North America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2022.

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

  (ii)
  During the fourth quarter of fiscal 2013, Management approved a plan in our OSP segment to realign its operations to focus on priority markets such as Anti-Counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense which resulted in ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use our Multi-layer Anti-reflection Coater, custom display, and some box coater production platforms which were at the end of their lifecycle. The business segment phased out production of these product offerings by the end of the second quarter of fiscal 2014 and de-commission and dispose of certain production equipment as part of the plan. This will result in consolidation of manufacturing operations and office space in our site in Santa Rosa, CA and reduction of workforce by approximately 126 employees primarily in in manufacturing, R&D and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

  (iii)
  During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NSE segment. As of June 29, 2013, the Company had exited the affected facilities in both Germantown and Beijing under the plan. We accrued $4.2 million exit costs in accordance with authoritative guidance related to lease and contract terminations. The fair value of the remaining contractual obligations, net of sublease income as of June 29, 2013 was $5.0 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

  (iv)
  During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer to align with our continuous efforts for supply chain optimization. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for 44 employees primarily in manufacturing, R&D and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

  (v)
  During the second quarter of fiscal 2013, Management approved a plan to align the Company's investment strategy in its NSE segment with customer spending priorities in high-growth product lines such as wireless network assurance and eliminate positions in R&D, sales and operations organization that supported low-growth product lines. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for 63 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

  (vi)
  During the first quarter of fiscal 2013, Management approved a plan to terminate the CPV product line within the CCOP segment based on limited opportunities for market growth. As a result, a restructuring charge of $0.4 million was recorded for severance and employee benefits for 9 employees primarily in manufacturing, R&D and SG&A functions located in United States, Europe, and Asia. Payments related to the severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2013.

  (vii)
  The Company also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2013 on the following: (i) $4.3 million additional severance and employee benefits primarily to adjust the accrual for the NSE Operation and Repair Outsourcing Restructuring announced during the fourth quarters of fiscal 2012 arising from 64 employees added to the original plan; (ii) $0.8 million for transfer costs and lease construction costs in NSE as the result of the repair outsourcing initiative announced by management during the fourth quarter of fiscal 2012; and (iii) $0.5 million for the exit of two leased sites in NSE for the plan announced during the fourth quarter of fiscal 2012. Payments related to the additional severance and benefits accrual in fiscal 2013 are expected to be paid by the end of the third quarter of fiscal 2017.

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

  (i)
  During the fourth quarter of fiscal 2012, Management approved the NSE Operation and Repair Outsourcing Restructuring Plan which focuses on three areas in the NSE segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the CEM business to consolidate key platforms from several sites to single site; (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. As a result, a restructuring charge of $4.3 million was recorded towards severance and employee benefits for 117 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2017.

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

  (iii)
  During the third quarter of fiscal 2012, Management approved the NSE Manufacturing Support Consolidation Plan to continue to consolidate its manufacturing support operations in the NSE segment, by reducing the number of contract manufacturer locations worldwide and moving most of them to lower cost regions such as Mexico and China. As a result, a restructuring charge of $2.8 million was recorded towards severance and employee benefits for 80 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits accrual were paid off by the first quarter of fiscal 2014.

  (iv)
  During the second quarter of fiscal 2012, Management approved the NSE Solution Business Restructuring Plan to re-organize the CEM business of the NSE segment to improve business efficiencies with greater focus on the mobility and video software test business, and to re-organize NSE's global operations to reduce costs by moving towards an outsourcing model. As a result, a restructuring charge of $1.7 million was recorded towards severance and employee benefits for 57 employees in manufacturing, R&D and SG&A functions. Payments related to the remaining severance and benefits accrual were paid off by the second quarter of fiscal 2013.

  (v)
  During the second quarter of fiscal 2012, Management approved the NSE Germantown Tower Restructuring Plan to consolidate workspace in Germantown, Maryland, primarily used by the NSE segment. As of December 31, 2011, the Company exited the workspace in Germantown under the plan. We accrued $0.6 million exit costs in accordance with authoritative guidance related to lease and contract terminations. The fair value of the remaining contractual obligations, net of sublease income as of June 30, 2012 was $0.5 million. Payments related to the lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

  (vi)
  During the first quarter of fiscal 2012, Management approved the CCOP Fiscal Q1 2012 Plan to restructure certain CCOP segment functions and responsibilities to drive efficiency and segment profitability in light of economic conditions. As a result, a restructuring charge of $1.1 million was recorded towards severance and employee benefits for 40 employees in manufacturing, R&D and SG&A functions. Payments related to the severance and benefits were paid off by the second quarter of fiscal 2012.

  (vii)
  We also incurred restructuring and related charges from previously announced restructuring plans in fiscal 2012 on the following: (i) $0.5 million benefit arising primarily from $1.2 million benefit to adjust down the previous accrual of employee severance and benefits under NSE Sales and Market Rebalance Plan due to management's decision to re-locate employees and realize co-location efficiencies, offset by $0.7 million on severance and employee benefits, primarily on continued implementation of the NSE Germany Restructuring Plan; (ii) $1.6 million for manufacturing transfer costs in the NSE and OSP segments which were the result of the transfer of certain production processes into existing sites in the United States or to contract manufacturers; and (iii) $0.1 million charge arising primarily from $1.0 million lease termination cost under NSE Rebalancing Restructuring Plan, offset by $0.9 million benefit to adjust the accrual for previously restructured leases in the NSE segment which were the result of continued efforts to reduce and/or consolidate manufacturing locations.

        Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $6.0 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

        Interest and other income (expense), net was $0.5 million in fiscal 2014 as compared to $(4.1) million in fiscal 2013. This $4.6 million change was primarily the result of a $4.1 million realized loss in the prior period in connection with the repurchase of $150.0 million aggregate principal amount of our 1% Senior Convertible Notes due 2026 (the "2026 Notes"). The 2026 Notes were fully repurchased and redeemed in fiscal 2013.

        Interest and other income (expense) net decreased by $16.9 million during fiscal 2013, to $4.1 million of expense from $12.8 million of income during fiscal 2012. This decrease was primarily driven by (i) a reduction in other income primarily due to the absence in 2013 of $9.4 million of insurance proceeds received in fiscal 2012 from our claims on loss associated with the Thailand flooding, (ii) $3.4 million of additional loss realized from the repurchase of $150.0 million aggregate principal amount of 1% Senior Convertible Notes at or below par during fiscal 2013 and (iii) a $2.8 million unfavorable variance in foreign exchange results in fiscal 2013 compared to fiscal 2012. This was partially offset by a $0.6 million decrease in various other expenses.

Interest Expense

        Interest expense increased by $11.8 million, or 65.9%, in fiscal 2014 compared to fiscal 2013. This increase was primarily due to higher accretion of the debt discount and contractual interest expense recognized on our 2033 Notes in fiscal 2014 as compared to the accretion and contractual interest expense on our 2026 Notes in fiscal 2013. The increase was primarily driven by the fact that the unamortized debt discount of our 2033 Notes was significantly higher than that of our 2026 Notes in fiscal 2013. During fiscal 2014 we accreted debt discount and recognized contractual interest expense on our 2033 Notes of $20.7 million and $3.5 million, respectively. During fiscal 2013 we accreted debt discount and recognized contractual interest expense on our 2026 Notes of $12.0 million and $1.8 million, respectively.

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

(Benefit from) Provision for Income Tax

Fiscal 2014 Tax Expense/Benefit

        We recorded an income tax benefit of $13.1 million for fiscal 2014. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2014 differed from the income tax benefit recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and offset by the recognition of $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction. In addition, we recorded a tax benefit of $6.4 million related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

        Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, Management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2014, the valuation allowance for deferred tax assets decreased by $49.3 million. The decrease was primarily related to an increase in acquisition and debt issuance related deferred tax liabilities. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Fiscal 2013 Tax Expense/Benefit

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

        During fiscal year 2013, after considering all available evidence, both positive and negative, we determined that a valuation allowance release of $107.9 million was appropriate for a foreign subsidiary because it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized.

        Previously, upon considering the totality of the negative evidence that existed with respect to the realization of the foreign subsidiary's deferred tax assets, which included its history of losses, the economic uncertainty of the foreign subsidiary's operations existing at that time, and the fact that there was no reasonable expectation or projections of future pre-tax income to support the realization of the deferred tax assets associated with the cumulative losses, we had recorded a full valuation allowance against the deferred tax assets.

        In light of the historical losses and in order to improve the profitability of the foreign subsidiary, beginning in fiscal year 2011 and continuing in later years, we implemented targeted reorganization activities and instituted a new business model for the foreign subsidiary. Under the new business model, we became the worldwide distributor for most of the products manufactured by the foreign subsidiary and the foreign subsidiary began performing certain cost-plus reimbursable services for us.

        The foreign subsidiary's operations improved as a result of the actions described above and resulted in a pre-tax profit for fiscal year 2013 and cumulative pre-tax income for the preceding three-year period. Moreover, based on the foreign subsidiary's improved operational activities and performance under the new business model it was able to reasonably forecast continued future pre-tax earnings. The reasonableness of the foreign subsidiary's forecast of continued future pre-tax earnings is supported by the facts that we intend to continue to use the new business model and the forecast is not dependent on any changes to the new business model, additional reorganization activities, or improvements to operational activities.

        Therefore, as described above, based on all available evidence, including both positive and negative, and the weight of that evidence, we concluded that it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized and that the applicable valuation allowance should be released.

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

Fiscal 2012 Tax Expense/Benefit

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

        Net revenue of the Hologram Business for fiscal 2013 and 2012 was $5.2 million and $19.7 million, respectively. Net loss from discontinued operations for fiscal 2013 and 2012 was zero and $29.5 million, respectively. Net loss from discontinued operation in fiscal 2012 primarily related to impairment charges on long-lived assets. There was no tax effect associated with the discontinued operation for any periods presented.

Operating Segment Information (dollars in millions):

	2014	2013	Change	Percentage Change	2013	2012	Change	Percentage Change
NSE:
Net revenue	$748.3	$728.9	$19.4	2.7%	$728.9	$754.8	$(25.9)	(3.4)%
Operating income	80.3	83.1	(2.8)	(3.4)	83.1	98.3	(15.2)	(15.5)
Operating margin	10.7%	11.4%			11.4%	13.0%
CCOP:
Net revenue	$794.1	$742.2	$51.9	7.0%	$742.2	$701.6	$40.6	5.8%
Operating income	93.5	82.4	11.1	13.5	82.4	72.0	10.4	14.4
Operating margin	11.8%	11.1%			11.1%	10.3%
OSP:
Net revenue	$200.8	$205.8	$(5.0)	(2.4)%	$205.8	$206.0	$(0.2)	(0.1)%
Operating income	72.0	73.2	(1.2)	(1.6)	73.2	72.5	0.7	1.0
Operating margin	35.9%	35.6%			35.6%	35.2%

Network and Service Enablement

        Network and Service Enablement operating margin decreased 0.7 percentage points during fiscal 2014 to 10.7% from 11.4% in fiscal 2013. The decrease in operating margin was primarily due to an increase in operating expenses driven by (i) higher headcount, (ii) R&D investments primarily related to our strategic acquisitions and (iii) higher commissions driven by the overall increase in NSE net revenue as referenced above. This was partially offset by cost efficiencies resulting from operational, supply chain and product lifecycle management improvements, and the consolidation of our contract manufacturing partners during the second half of fiscal 2013.

        NSE operating margin decreased 1.6 percentage points during fiscal 2013 to 11.4% from 13.0% in fiscal 2012. The decrease was primarily driven by a 3.4% decrease in net revenue as discussed above, partially offset by an improvement in gross margin primarily due to (i) a more favorable product mix as net revenue from higher margin products increased compared to fiscal 2012, particularly from new products from the acquisitions of Dyaptive and GenComm in our Mobility product line, (ii) savings obtained through restructuring activities to consolidate and rationalize business functions, and (iii) savings associated with the recent outsourcing of our repair operations and ongoing efforts to outsource manufacturing and reduce the number of contract manufacturing partners.

Communications and Commercial Optical Products

        CCOP operating margin increased 0.7 percentage points during fiscal 2014 to 11.8% from 11.1% in fiscal 2013. The increase was driven by an improvement in gross margin primarily due to a more favorable product mix and cost reductions, coupled with an overall increase in CCOP net revenue as referenced above. This was partially offset by an increase in R&D expense primarily due to higher headcount associated with our ongoing R&D investments and to lower R&D offsets from customer-funded development projects in the current period versus the prior period.

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

Optical Security and Performance Products

        OSP operating margin remained relatively flat in fiscal 2014, increasing by 0.3 percentage points from fiscal 2013.

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

Liquidity and Capital Resources

        Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management's discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5% or $5 million (whichever is greater) of each investment portfolio may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are reported as a separate component of stockholders' equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 28, 2014 and virtually all debt securities held were of investment grade (at least BBB/Baa2). As of June 28, 2014, Company entities in the U.S. owned approximately 81.7% of our cash and cash equivalents, short-term investments and restricted cash.

        As of June 28, 2014, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the twelve months ended June 28, 2014, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

Fiscal 2014

        As of June 28, 2014 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $365.4 million, or 70.8%, to $881.3 million from $515.9 million as of June 29, 2013. The increase in the combined balance was primarily driven by $650.0 million of cash received from the issuance of the 2033 Notes and $176.6 million of cash provided by operations, partially offset by (i) $216.0 million of cash used for the acquisitions of Network Instruments, Time-Bandwidth and Trendium, (ii) $155.2 million of cash used to repurchase our common stock and (iii) $99.8 million of cash used for capital expenditures.

        Cash provided by operating activities was $176.6 million, primarily resulting from $175.9 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax balances which are non-cash in nature, partially offset by changes in operating assets and liabilities of $0.7 million. Changes in our operating assets and liabilities related primarily to a $25.9 million increase in accounts payable due to timing and slightly slower payment activity in the fourth quarter of fiscal 2014 as compared to the same period in the prior year, partially offset by a $19.6 million decrease in accrued payroll and related expenses due to the lower commissions and variable incentive pay, and a $9.6 million increase in accounts receivable due to a year-over-year increase in revenue.

        Cash used in investing activities was $651.8 million, primarily resulting from (i) $1,072.9 million of purchases of available-for-sale investments, (ii) $216.0 million of cash used for the acquisitions of Network Instruments, Time-Bandwidth and Trendium, (iii) and $99.8 million of cash used for capital expenditures, partially offset by $730.0 million of maturities and sales of available-for-sale investments, and $9.2 million of net proceeds from the sale of assets.

        Cash provided by financing activities was $489.6 million, primarily resulting from $650.0 million of cash received from our issuance of the 2033 Notes, $22.5 million of cash received from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset $155.2 million of cash used to repurchase our common stock, $14.2 million to pay financing obligations, and $13.5 million of cash used for the payment of issuance costs for the 2033 Notes.

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

Fiscal 2012

        We had a combined balance of cash and cash equivalents, short-term investments and restricted cash of $752.7 million at June 30, 2012, an increase of $24.0 million from July 2, 2011. Cash and cash equivalents increased by $5.7 million in the twelve months ended June 30, 2012, primarily due to cash provided by operating activities of $119.1 million, offset by $72.2 million used for the purchases of property, plant and equipment, net cash outflows of $26.6 million used for the purchase of available-for-sale investments, $12.5 million used for the acquisition of QuantaSol Limited ("QuantaSol") and Dyaptive and $1.9 million used in financing activities.

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

Contractual Obligations

        The following summarizes our contractual obligations at June 28, 2014, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$7.1	$2.0	$2.1	$1.2	$1.8
Long term debt:(1)
0.625% Senior convertible notes	650.0	—	—	650.0	—
Estimated interest payments	16.8	4.1	8.1	4.6	—
Purchase obligations(2)	150.0	141.2	5.5	0.4	2.9
Operating lease obligations(2)	118.7	26.6	44.8	28.1	19.2
Pension and postretirement benefit payments(3)	111.5	5.2	13.0	14.4	78.9
Other non-current liabilities related to acquisition holdbacks(4)	6.0	—	5.5	0.5	—

Total	$1,060.1	$179.1	$79.0	$699.2	$102.8

(1)
Refer to "Note 10. Debts and Letters of Credit" for more information.

(2)
Refer to "Note 17. Commitments and Contingencies" for more information.

(3)
Refer to "Note 15. Employee Benefit Plans" for more information.

(4)
Refer to "Note 5. Mergers and Acquisitions" for more information.

        As of June 28, 2014, we have accrued in our Consolidated Balance Sheets $13.1 million in connection with restructuring and related activities relating to our operating lease obligations disclosed above, of which $3.8 million was included in Other current liabilities and $9.3 million was included in Other non-current liabilities.

        Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $150.0 million of purchase obligations as of June 28, 2014, $48.1 million are related to inventory and the other $101.9 million are non-inventory items.

        As of June 28, 2014, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.

        As we are unable to reasonably predict the timing of settlement of liabilities related to unrecognized tax benefits including penalties and interest, the table does not include $28.2 million of such liabilities recorded on our consolidated balance sheet as of June 28, 2014.

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

        In January 2014, we completed the acquisition of Network Instruments, a privately-held U.S. company and leading developer of enterprise network and application-performance management solutions for global 2000 companies. The acquisition further strengthens our position as a key solutions provider to the enterprise, data center and cloud networking markets. In order to improve application performance, reduce costs and address increasing network complexity, enterprise network administrators are rapidly transforming their IT networks while embracing today's most critical technology initiatives such as unified communications, cloud, and data center consolidation. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. We acquired all outstanding shares of Network Instruments for a total purchase price of $208.5 million in cash, including holdback payments of approximately $20.0 million.

        Also in January 2014, we completed the acquisition of Time-Bandwidth, a privately-held provider of high powered and ultrafast lasers for industrial and scientific markets. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth's technology complements our current laser portfolio, while enabling Time-Bandwidth to leverage our high volume and low-cost manufacturing model, global sales team and channel relationships. We acquired all outstanding shares of Time-Bandwidth for a total purchase price of $15.0 million in cash, including a holdback payment of approximately $2.3 million.

        In December 2013, we acquired certain technology and other assets from Trendium, a privately-held provider of real-time intelligence software solutions for customer experience assurance ("CEA"), asset optimization and monetization of big data for 4G/LTE mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. We acquired certain technology and other assets from Trendium for a total purchase price of $26.1 million in cash, including a holdback payment of approximately $2.5 million.

        In March 2013, we completed the acquisition of Arieso based in the United Kingdom. We acquired tangible and intangible assets and assumed liabilities of Arieso for a total purchase price of approximately $89.7 million in cash, including holdback payments of approximately $12.8 million.

        In August 2012, we completed the acquisition of GenComm based in Seoul, South Korea. We acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million.

        In January 2012, we completed the acquisition of Dyaptive based in Vancouver, Canada. We acquired tangible and intangible assets and assumed liabilities of Dyaptive for a total purchase price of approximately CAD 14.9 million (USD 14.8 million) in cash, including a holdback payment of approximately CAD 2.0 million (USD 2.0 million).

        Please refer to "Note 5. Mergers and Acquisitions" of our Notes to Consolidated Financial Statements.

Employee Equity Incentive Plan

        Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 28, 2014, we have available for issuance 8.2 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the "2003 Plan") and 2005 Acquisition Equity Incentive Plan (the "2005 Plan"). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years post grant date. Full Value Awards are performance-based, time-based, or a combination of both and are expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of our common stock on the grant date of the award. Refer to "Note 14. Stock-Based Compensation" for more information.

Pension and Other Postretirement Benefits

        As a result of acquiring Acterna, Inc. ("Acterna") in August 2005, NSD in May 2010, and Time-Bandwidth in January 2014, we sponsor significant pension plans for certain past and present employees in the United Kingdom ("U.K."), Germany and Switzerland. We are also responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany and Switzerland assumed in connection with acquisitions during fiscal 2010 and the third quarter of fiscal 2014. The U.K. plan and Switzerland plan are partially funded and the German plans, which were initially established as "pay-as-you-go" plans, are unfunded. As of June 28, 2014, our pension plans were under funded by $110.4 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan.

        We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.2 million and $5.8 million per annum. In addition, we expect to contribute approximately $0.8 million and $0.3 million to the U.K. and Switzerland plans during fiscal 2015.

        During fiscal 2014 and fiscal 2013, we contributed GBP 0.5 million or approximately $0.7 million in each fiscal year to our U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

        A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point ("BPS") decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.7 million based upon data as of June 28, 2014.

Liquidity and Capital Resources Requirement

        Our primary liquidity and capital spending requirements over at least the next 12 months will be the funding of our operating activities and capital expenditures. As of June 28, 2014 our expected commitments for capital expenditures totaled approximately $25.2 million. We believe our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements for at least the next 12 months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

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

  •
  volatility in fixed income and credit which impact the liquidity and valuation of our investment portfolios;

  •
  volatility in foreign exchange markets which impacts our financial results;

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

        The following table provides information about our foreign currency forward contracts outstanding as of June 28, 2014. The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)
Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.5	6.0
Brazilian Real (contracts to sell BRL / buy USD)	BRL	25.5	11.2
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	61.9	57.6
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	3.0
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	218.7	34.9
Euro (contracts to buy EUR / sell USD)	EUR	60.0	81.8
British Pound (contracts to buy GBP / sell USD)	GBP	3.6	6.1
Indian Rupee (contracts to sell INR / buy USD)	INR	252.7	4.1
Japanese Yen (contracts to buy JPY / sell USD)	JPY	347.0	3.4
South Korean Won (contracts to buy KRW / sell USD)	KRW	2,635.0	2.6
Mexican Peso (contracts to buy MXN / sell USD)	MXN	91.5	7.0
Swedish Krona (contracts to buy SEK / sell USD)	SEK	34.0	5.0
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	46.7	37.4

Total notional amount of outstanding Foreign Exchange Contracts			$260.1

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

Investments

        We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency securities, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Other comprehensive (loss) income.

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

        The following table (in millions) presents the hypothetical changes in fair value in the available-for-sale debt instruments held at June 28, 2014 that are sensitive to changes in interest rates. These instruments are not leveraged or hedged and are held for purposes other than trading. Investments in money market funds and similar investment funds that seek to maintain a constant net asset value per unit of investment are not considered to be subject to market price risk and are not included in this sensitivity analysis. The modeling technique used measures the change in fair values arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 BPS, 100 BPS and 150 BPS with a yield floor of zero. Beginning fair values represent the market value, excluding accrued interest as of June 28, 2014.

	Valuation of Securities Given an Interest Rate Decrease of "X" BPS				Valuation of Securities Given an Interest Rate Increase of "X" BPS
				Fair Value as of June 28, 2014
	150 BPS	100 BPS	50 BPS		50 BPS	100 BPS	150 BPS
U.S. treasuries	$36.8	$36.8	$36.8	$36.7	$36.5	$36.4	$36.2
U.S. agencies	69.9	69.9	69.9	69.8	69.6	69.4	69.3
Municipals and Sovereign	16.8	16.8	16.8	16.7	16.7	16.6	16.6
Asset-backed securities	94.8	94.8	94.8	94.5	94.3	94.0	93.7
Corporate securities	370.1	370.1	370.0	369.4	368.5	367.7	366.9

Total	$588.4	$588.4	$588.3	$587.1	$585.6	$584.1	$582.7

        We seek to mitigate the credit risk of our portfolio of fixed-income securities by holding only high-quality, investment-grade obligations with effective maturities of 37 months or less. We also seek to mitigate marketability risk by holding only highly-liquid securities with active secondary or resale markets. However, the investments may decline in value or marketability due to changes in perceived credit quality or changes in market conditions.

Long-term Debt

        The fair market value of our 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decrease as the market price of our stock falls. Changes in interest rates and JDSU stock price affects the fair market value of the notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 28, 2014, the fair market value of the 2033 Notes was approximately $653.0 million. Refer to "Note 10. Debts and Letters of Credit" for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of JDS Uniphase Corporation:

        In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of JDS Uniphase Corporation and its subsidiaries at June 28, 2014 and June 29, 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 28, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2014, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        As described in Management's Report on Internal Control over Financial Reporting, management has excluded Network Instruments ("NI") from its assessment of internal control over financial reporting as of June 28, 2014 because it was acquired by the Company in a purchase business combination during fiscal 2014. We have also excluded NI from our audit of internal control over financial reporting. NI is a wholly-owned subsidiary whose total assets and total net revenue represented approximately 1% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 28, 2014.

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 26, 2014

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net revenue	$1,743.2	$1,676.9	$1,662.4
Cost of sales	915.7	919.0	898.3
Amortization of acquired technologies	43.2	63.3	58.6

Gross profit	784.3	694.6	705.5

Operating expenses:
Research and development	296.0	258.5	244.0
Selling, general and administrative	450.4	429.3	427.0
Amortization of other intangibles	15.8	12.7	21.7
Restructuring and related charges	23.8	19.0	12.4

Total operating expenses	786.0	719.5	705.1

(Loss) income from operations	(1.7)	(24.9)	0.4
Interest and other income (expense), net	0.5	(4.1)	12.8
Interest expense	(29.7)	(17.9)	(27.3)

Loss from continuing operations before income taxes	(30.9)	(46.9)	(14.1)
(Benefit from) provision for income taxes	(13.1)	(103.9)	12.0

(Loss) income from continuing operations, net of tax	(17.8)	57.0	(26.1)
Loss from discontinued operations, net of tax	—	—	(29.5)

Net (loss) income	$(17.8)	$57.0	$(55.6)

Basic net (loss) income per share from:
Continuing operations	$(0.08)	$0.24	$(0.11)
Discontinued operations	—	—	(0.13)

Net (loss) income	$(0.08)	$0.24	$(0.24)

Diluted net (loss) income per share from:
Continuing operations	$(0.08)	$0.24	$(0.11)
Discontinued operations	—	—	(0.13)

Net (loss) income	$(0.08)	$0.24	$(0.24)

Shares used in per share calculation:
Basic	234.2	235.0	230.0
Diluted	234.2	239.3	230.0

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net (loss) income	$(17.8)	$57.0	$(55.6)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	9.8	5.8	(9.4)
Net change in available-for-sale investments, net of tax
Unrealized gains arising during period, net of tax	0.4	0.2	—
Less: reclassification adjustments included in Net (loss) income	(0.1)	(0.5)	(1.2)
Net change in defined benefit obligation, net of tax
Unrealized actuarial losses arising during the period	(7.7)	(4.4)	(14.3)
Amortization of actuarial losses (gains)	0.1	—	(0.4)

Net change in Accumulated other comprehensive income (loss)	2.5	1.1	(25.3)

Comprehensive (loss) income	$(15.3)	$58.1	$(80.9)

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

	June 28, 2014	June 29, 2013
ASSETS
Current assets:
Cash and cash equivalents	$297.2	$281.0
Short-term investments	552.2	205.2
Restricted cash	31.9	29.7
Accounts receivable, net (Note 6)	296.2	273.3
Inventories, net	153.3	145.8
Prepayments and other current assets	78.7	95.3

Total current assets	1,409.5	1,030.3
Property, plant and equipment, net	288.8	247.0
Goodwill	267.0	115.1
Intangibles, net	177.8	149.7
Deferred income taxes	183.3	155.5
Other non-current assets	25.5	17.6

Total assets	$2,351.9	$1,715.2

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$137.1	$97.7
Accrued payroll and related expenses	79.9	77.0
Income taxes payable	21.4	18.7
Deferred revenue	77.5	71.9
Accrued expenses	34.8	37.1
Other current liabilities	57.7	45.3

Total current liabilities	408.4	347.7

Long-term debt	536.3	—
Other non-current liabilities	219.5	206.2
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at June 28, 2014 and June 29, 2013, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 230 million shares at June 28, 2014 and 237 million shares at June 29, 2013, issued and outstanding	0.2	0.2
Additional paid-in capital	69,957.0	69,760.1
Accumulated deficit	(68,780.6)	(68,607.6)
Accumulated other comprehensive income	11.1	8.6

Total stockholders' equity	1,187.7	1,161.3

Total liabilities and stockholders' equity	$2,351.9	$1,715.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
OPERATING ACTIVITIES:
Net (loss) income	$(17.8)	$57.0	$(55.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	72.5	68.4	70.3
Amortization of acquired technologies and other intangibles	59.0	76.2	87.5
Stock-based compensation	64.1	56.5	49.1
Amortization of debt issuance costs and accretion of debt discount	22.9	12.9	20.9
Loss on disposal and impairment of long-lived assets	1.9	3.5	22.7
Other	6.4	4.9	4.5
Changes in operating assets and liabilities, net of impact of acquisitions of businesses and dispositions of assets:
Accounts receivable	(9.6)	39.2	17.2
Inventories	(3.2)	27.2	(7.7)
Other current and non-current assets	5.4	(15.3)	(14.8)
Accounts payable	25.9	(16.1)	(29.2)
Income taxes payable	1.3	0.1	(0.8)
Deferred revenue, current and non-current	2.7	1.1	(5.1)
Deferred taxes, net	(33.1)	(119.5)	(3.5)
Accrued payroll and related expenses	(19.6)	(9.4)	(25.3)
Accrued expenses and other current and non-current liabilities	(2.2)	1.1	(11.1)

Net cash provided by operating activities	176.6	187.8	119.1

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(1,072.9)	(466.6)	(444.8)
Maturities of available-for-sale investments	480.9	287.7	316.6
Sales of available-for-sale investments	249.1	288.9	101.6
Changes in restricted cash	(2.3)	1.6	3.5
Acquisitions of businesses, net of cash acquired	(216.0)	(83.2)	(12.5)
Capital expenditures	(99.8)	(65.1)	(72.2)
Proceeds from the sales of a business and assets, net of selling costs	9.2	11.7	2.1

Net cash used in investing activities	(651.8)	(25.0)	(105.7)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	650.0	—	—
Payment of debt issuance costs	(13.5)	(0.2)	(1.9)
Repurchase and retirement of common stock	(155.2)	—	—
Redemption of senior convertible debt	—	(306.8)	(13.2)
Payment of financing obligations	(14.2)	(2.5)	(11.6)
Proceeds from financing obligations	—	—	6.9
Proceeds from exercise of employee stock options and employee stock purchase plan	22.5	25.7	17.9

Net cash provided by (used in) financing activities	489.6	(283.8)	(1.9)

Effect of exchange rates on cash and cash equivalents	1.8	0.9	(5.8)
Increase (decrease) in cash and cash equivalents	16.2	(120.1)	5.7
Cash and cash equivalents at beginning of period	281.0	401.1	395.4

Cash and cash equivalents at end of period	$297.2	$281.0	$401.1

Supplemental disclosure of cash flow information:
Cash paid for interest	$4.6	$4.8	$6.0
Cash paid for taxes	18.7	14.3	16.2
Non-cash transactions:
Purchase of infrastructure technology equipment and licenses	—	—	3.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in millions)

	Common Stock				Accumulated Other Comprehensive Income
			Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount				Total
Balance at July 2, 2011	227.6	$0.2	$69,641.4	$(68,609.0)	$32.8	$1,065.4
Net loss	—	—	—	(55.6)	—	(55.6)
Comprehensive loss	—	—	—	—	(25.3)	(25.3)
Shares issued under employee stock plans, net of tax effects	4.3	—	5.0	—	—	5.0
Stock-based compensation	—	—	49.5	—	—	49.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(0.2)	—	—	(0.2)

Balance at June 30, 2012	231.9	0.2	69,695.7	(68,664.6)	7.5	1,038.8
Net income	—	—	—	57.0	—	57.0
Comprehensive income	—	—	—	—	1.1	1.1
Shares issued under employee stock plans, net of tax effects	5.5	—	9.9	—	—	9.9
Stock-based compensation	—	—	56.5	—	—	56.5
Reacquisition of equity component related to convertible debt repurchase	—	—	(2.0)	—	—	(2.0)

Balance at June 29, 2013	237.4	$0.2	$69,760.1	$(68,607.6)	$8.6	$1,161.3
Net loss	—	—	—	(17.8)	—	(17.8)
Comprehensive income	—	—	—	—	2.5	2.5
Shares issued under employee stock plans, net of tax effects	5.3	—	1.4	—	—	1.4
Stock-based compensation	—	—	64.0	—	—	64.0
Repurchases of common stock	(12.3)	—	—	(155.2)	—	(155.2)
Equity component related to issuance of senior convertible notes, net of equity component issuance costs	—	—	131.5	—	—	131.5

Balance at June 28, 2014	230.4	$0.2	$69,957.0	$(68,780.6)	$11.1	$1,187.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies

Description of Business

        JDS Uniphase Corporation ("JDSU," also referred to as "the Company," "we," "our," and "us") is a leading provider of network and service enablement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network-equipment manufacturers ("NEMs") and enterprises. JDSU is also an established leader in providing anti-counterfeiting technologies for currencies and other high-value documents and products. In addition, we leverage our core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including 3D sensing solutions for consumer electronics.

Fiscal Years

        The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company's fiscal 2014 ended on June 28, 2014 and was a 52-week year. The Company's fiscal 2013 ended on June 29, 2013 and was a 52-week year. The Company's fiscal 2012 ended on June 30, 2012 and was a 52-week year.

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

Use of Estimates

        The preparation of the Company's consolidated financial statements in conformity with U.S. GAAP requires Company management ("Management") to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expenses and the disclosure of commitments and contingencies during the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

reporting periods. The Company bases estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. The Company's reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.

Cash and Cash Equivalents

        The Company considers highly-liquid instruments such as treasury bills, commercial paper and other money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents.

Restricted Cash

        At June 28, 2014 and June 29, 2013, the Company's short-term restricted cash balances were $31.9 million and $29.7 million, respectively, and the Company's long-term restricted cash balances were $6.6 million and $6.5 million, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties.

Investments

        The Company's investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported as a separate component of stockholders' equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized in current earnings. The Company's short-term investments, which are classified as current assets, include certain securities with stated maturities of longer than twelve months as they are highly liquid and available to support current operations.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties' good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair market value of the Company's 2033 Notes fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company's "Note 10. Debts and Letters of Credit" for more information.

Inventories

        Inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable market value. The Company assesses the valuation on a quarterly basis and writes down the value for estimated excess and obsolete inventory based upon estimates of future demand, including warranty requirements.

Property, Plant and Equipment

        Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 2 to 20 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Demonstration units, which are Company products used for demonstration purposes for customers and/or potential customers and generally not intended to be sold, have an estimated useful life of 5 years and are amortized by the straight-line method.

        Costs related to software acquired, developed or modified solely to meet the Company's internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in Property, plant and equipment, net on the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

Goodwill

        Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to "Note 8. Goodwill" for more information.

        Circumstances that could trigger an impairment test include, but are not limited to: a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customer, target market and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.

        An assessment of qualitative factors may be performed to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e. > 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.

        Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as "Impairment of goodwill." Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: amounts at which the unit as a whole could be bought or sold in a current transaction between willing parties, using present value techniques of estimated future cash flows, or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.

Intangible Assets

        Intangible assets consist primarily of purchased intangible assets through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), customer relationships, proprietary know-how, trade secrets, and trademarks and trade names. Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets.

Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets)

Long-lived assets held and used

        The Company tests long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Long-lived assets held for sale

        Long-lived assets are classified as held for sale when certain criteria are met, which include: Management's commitment to a plan to sell the assets, the availability of the assets for immediate sale in their present condition, an active program to locate buyers and other actions to sell the assets has been initiated, whether the sale of the assets is probable and their transfer is expected to qualify for recognition as a completed sale within one year, whether the assets are being marketed at reasonable prices in relation to their fair value, and how unlikely it is that significant changes will be made to the plan to sell the assets.

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

        Net periodic pension cost (income) is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost (income) in the Consolidated Statements of Operations as they arise are recognized as a component of Accumulated other comprehensive income on the Consolidated Balance Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

periodic pension period cost (income) pursuant to the recognition and amortization provisions of the authoritative guidance.

        The measurement of the benefit obligation and net periodic pension cost (income) is based on the Company's estimates and actuarial valuations provided, by third-party actuaries, which are approved by Management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. The Company evaluates these assumptions annually at a minimum. In estimating the expected return on plan assets, the Company considers historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan's invested assets.

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

        The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one or a group of customers could have a material adverse effect on the Company's results of operations and financial condition. Although such losses have been within management's expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

industry. While the Company's allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses. No one customer accounted for greater than 10% of accounts receivables or revenue during the periods presented.

        The Company generally uses a rolling twelve month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine its materials requirements. Lead times for the parts and components that the Company orders vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at a given time. If the forecast does not meet actual demand, the Company may have excess or shortfalls of some materials and components, as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which would increase costs and could have a material adverse impact on the Company's results of operations.

Foreign Currency Forward Contracts

        The Company conducts its business and sells its products to customers primarily in North America, Europe and Asia. In the normal course of business, the Company's financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other assets or other liabilities and the change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded as a component of Interest and other income (expense), net.

Foreign Currency Translation

        Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded to a separate component of Accumulated other comprehensive income, within the Consolidated Statements of Stockholder's Equity. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Revenue Recognition

        The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon shipment provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.

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

Multiple-Element Arrangements

        When a sales arrangement contains multiple deliverables, such as sales of products that include services, the multiple deliverables are evaluated to determine whether there are one or more units of accounting. Where there is more than one unit of accounting, then the entire fee from the arrangement is allocated to each unit of accounting based on the relative selling price. Under this approach, the selling price of a unit of accounting is determined by using a selling price hierarchy which requires the use of vendor-specific objective evidence ("VSOE") of fair value if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. Revenue is recognized when the revenue recognition criteria for each unit of accounting are met.

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

        To the extent a deliverable(s) in a multiple-element arrangement is subject to specific guidance (for example, software that is subject to the authoritative guidance on software revenue recognition), the Company allocates the fair value of the units of accounting using relative selling price and that unit of accounting is accounted for in accordance with the specific guidance. Some product offerings include hardware that are integrated with or sold with software that delivers the functionality of the equipment. The Company believes this equipment is not considered software-related and would therefore be excluded from the scope of the authoritative guidance on software revenue recognition.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

Hardware

        Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.

Services

        Revenue from services and system maintenance is typically recognized on a straight-line basis over the term of the contract. Revenue from time and material contracts is recognized at the contractual rates as labor hours are delivered and direct expenses are incurred. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. The Company also generates service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.

Software

        The Company's software arrangements generally consist of a perpetual license fee and Post-Contract Support ("PCS"). Where the Company has established VSOE of fair value for PCS contracts, this has generally been based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software-related and non-software-related elements are accounted for in accordance with the following policies.

  •
  Non-software and software-related products are bifurcated based on a relative selling price

  •
  Software-related products are separated into units of accounting if all of the following criteria are met:

  •
  The functionality of the delivered element(s) is not dependent on the undelivered element(s).

  •
  There is VSOE of fair value of the undelivered element(s).

  •
  Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

        If these criteria are not met, the software revenue is deferred until the earlier of when such criteria are met or when the last undelivered element is delivered. If there is VSOE of the undelivered item(s) but no such evidence for the delivered item(s), the residual method is used to allocate the arrangement consideration. Under the residual method, the amount of consideration allocated to the delivered item(s) equals the total arrangement consideration less the aggregate VSOE of the undelivered elements. In cases where VSOE is not established for PCS, revenue is recognized ratably over the PCS period after all software elements have been delivered and the only undelivered item is PCS.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising costs totaled $2.2 million, $0.8 million and $1.2 million in fiscal 2014, 2013 and 2012, respectively.

Research and Development ("R&D") Expense

        Costs related to R&D, which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred. The authoritative guidance allows for capitalization of software development costs incurred after a product's technological feasibility has been established until the product is available for general release to the public. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.

Stock-Based Compensation

        Stock-based compensation is measured at grant date, based on the fair value of the award, and recognized in expense over the requisite service period. The fair value of the time-based Full Value Awards is based on the closing market price of the Company's common stock on the grant date of the award. The Company uses the Monte Carlo simulation to estimate the fair value of Full Value Awards with market conditions ("MSUs").The Company estimates the fair value of employee stock purchase plan awards ("ESPP") using the Black-Scholes Merton ("BSM") option-pricing model. This option-pricing model requires the input of highly subjective assumptions, including the award's expected life and the price volatility of the underlying stock.

        The Company estimates the expected forfeiture rate and only recognizes expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service period of the awards, which is generally the vesting period, except for MSUs which are amortized based upon graded vesting method.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

        The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company's ability to realize its deferred tax assets for which a valuation allowance has been established, then its tax provision may decrease in the period in which it determines that realization is more likely than not. Likewise, if the Company determines that it is not more likely than not that its deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the Company's tax provision may increase in the period in which it makes the determination.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Description of Business and Summary of Significant Accounting Policies (Continued)

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

Asset Retirement Obligations ("ARO")

        ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 28, 2014 and June 29, 2013, the Consolidated Balance Sheets included ARO of $2.0 million and $0.4 million, respectively, in Other current liabilities and $5.1 million and $8.8 million, respectively, in Other non-current liabilities.

(in millions)	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Asset Retirement Obligations:
Year ended June 28, 2014	$9.2	0.4	(1.0)	0.4	(1.9)	$7.1
Year ended June 29, 2013	$10.8	—	(1.8)	0.5	(0.3)	$9.2

Note 2. Recently Issued Accounting Pronouncements

        In May 2014, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance related to revenue recognition. This guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in the first quarter of fiscal 2018. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements (Continued)

guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. The Company is evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures.

        In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for the Company in the first quarter of fiscal 2016. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any disposition representing a strategic shift in the Company's operations.

        In July 2013, the FASB issued authoritative guidance that requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. This guidance is effective for the Company in the first quarter of fiscal 2015. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements.

        In March 2013, FASB issued authoritative guidance that resolves the diversity in practice regarding the release into net income of the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This guidance will be effective for the Company beginning in the first quarter of fiscal 2015. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any material transactions involving the derecognition of subsidiaries or groups of assets within a foreign entity.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share

        The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Numerator:
(Loss) income from continuing operations, net of tax	$(17.8)	$57.0	$(26.1)
Loss from discontinued operations, net of tax	—	—	(29.5)

Net (loss) income	$(17.8)	$57.0	$(55.6)

Denominator:
Weighted-average number of common shares outstanding:
Basic	234.2	235.0	230.0
Effect of dilutive securities from stock-based benefit plans	—	4.3	—

Diluted	234.2	239.3	230.0

Basic net (loss) income per share from:
Continuing operations	$(0.08)	$0.24	$(0.11)
Discontinued operations	—	—	(0.13)

Net (loss) income	$(0.08)	$0.24	$(0.24)

Diluted net (loss) income per share from:
Continuing operations	$(0.08)	$0.24	$(0.11)
Discontinued operations	—	—	(0.13)

Net (loss) income	$(0.08)	$0.24	$(0.24)

        The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 28, 2014(1)(2)	June 29, 2013(3)	June 30, 2012(1)(3)
Stock options and ESPP	4.9	2.3	9.9
Restricted stock units	10.1	2.2	7.7

Total potentially dilutive securities	15.0	4.5	17.6

(1)
As the Company incurred a net loss in the period, potential dilutive securities from employee stock options, ESPP and Restricted Stock Units ("RSUs") have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company's 0.625% Senior Convertible Notes due 2033 (the "2033 Notes") are not included in the table above. The par amount of convertible notes is payable in cash equal

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share (Continued)

  to the principal amount of the notes plus any accrued and unpaid interest and then the "in-the-money" conversion benefit feature at the conversion price above $18.83 per share is payable in cash, shares of the Company's common stock or a combination of both. Refer to "Note 10. Debts and Letters of Credit" for more information.

(3)
The Company's 1% Senior Convertible Notes due 2026 (the "2026 Notes") are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the "in-the-money" conversion benefit feature at the conversion price above $30.30 per share is payable in shares of the Company's common stock or cash. As of June 29, 2013, no amounts related to the 2026 Notes were outstanding. Refer to "Note 10. Debts and Letters of Credit" for more information.

Note 4. Accumulated Other Comprehensive Income

        The Company's Accumulated other comprehensive income consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligation.

        At June 28, 2014 and June 29, 2013, balances for the components of Accumulated other comprehensive income were as follows (in millions):

	Unrealized gains (losses) on available-for- sale investments	Foreign currency translation adjustments, net of tax	Defined benefit obligation, net of tax(1)	Total
Beginning balance as of June 29, 2013	$(3.1)	$16.4	$(4.7)	$8.6
Other comprehensive income (loss) before reclassification	0.4	9.8	(7.7)	2.5
Amounts reclassified from accumulated other comprehensive income(2)	(0.1)	—	0.1	—

Net current-period other comprehensive (loss) income	0.3	9.8	(7.6)	2.5

Ending balance as of June 28, 2014	$(2.8)	$26.2	$(12.3)	$11.1

(1)
Refer to "Note 15. Employee Benefit Plans" for more information on the computation of net periodic cost for pension plans.

(2)
Amount represents realized gain on the sale of available-for-sale securities and is included as a component of Interest and other income (expense), net in the Consolidated Statement of Operations for the year ended June 28, 2014. There was no tax impact on the sale.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions

Fiscal 2014 Acquisitions

Network Instruments, LLC ("Network Instruments")

        On January 6, 2014 ("Network Instruments Closing Date"), the Company completed the acquisition of Network Instruments, a privately-held U.S. company. Network Instruments is a leading developer of enterprise network and application-performance management solutions for global 2000 companies. The Company acquired all outstanding shares of Network Instruments for $208.5 million in cash, subject to final cash and working capital adjustments including holdback payments of approximately $20.0 million which are reserved for potential breaches of representations and warranties. The holdback payments, minus any deductions for actual or pending claims, will be released in two tranches: $10.0 million was paid in July 2014 following the six-month anniversary of the Network Instruments Closing Date with the remaining $10.0 million to be paid following the one-year anniversary of the Network Instruments Closing Date.

        The acquisition of Network Instruments further strengthens the Company's portfolio of solutions for the enterprise, data center and cloud networking markets. In order to improve application performance, reduce costs and address increasing network complexity, enterprise network administrators are rapidly transforming their IT networks while embracing today's most critical technology initiatives such as unified communications, cloud, and data center consolidation. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. Network Instruments was integrated into the Company's Network and Service Enablement ("NSE") segment.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The Company finalized the purchase price allocation related to this acquisition, including measurement period adjustments with the corresponding offset to goodwill, during fiscal 2014. The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$20.8
Intangible assets acquired:
Developed technology	21.7
Customer relationships	38.3
In-process research and development	1.7
Other	0.3
Goodwill	125.7

Total purchase price	$208.5

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

        The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$9.0
Accounts receivable	13.8
Inventory	6.0
Property and equipment	1.0
Accounts payable	(1.5)
Deferred tax liabilities, net	(0.6)
Other liabilities, net of other assets	(4.4)
Deferred revenue	(2.5)

Net tangible assets acquired	$20.8

        Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, acquired in-process research and development ("IPR&D") and other intangible assets was determined based on an income approach using the discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives of five years for the majority of acquired developed technology and customer relationships and one year for trade name. Order backlog was fully amortized in fiscal 2014.

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

        The estimated amount of Network Instruments' net revenue and net loss, included in the Company's Consolidated Statement of Operations for the year ended June 28, 2014 was $12.6 million and $9.6 million, respectively. Network Instruments' net revenue and net loss disclosed above reflect Management's best estimate, based on information available at the reporting date.

        The following table presents certain unaudited pro forma information, for illustrative purposes only, for fiscal 2014 and fiscal 2013 as if Network Instruments had been acquired on July 1, 2012. The unaudited estimated pro forma information combines the historical results of Network Instruments with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on July 1, 2012. Additionally, the pro forma financial information does not include the impact of possible business model changes and does not reflect pro forma adjustments to conform accounting policies between Network Instruments and

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

the Company. Actual results will differ from the unaudited pro forma information presented below (unaudited, in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Pro forma net revenue	$1,770.0	$1,710.9
Pro forma net (loss) income	(14.5)	47.7

Time-Bandwidth Products AG ("Time-Bandwidth")

        On January 27, 2014 ("Time-Bandwidth Closing Date"), the Company completed the acquisition of Time-Bandwidth, a privately-held company headquartered in Switzerland. Time-Bandwidth is a provider of high-powered and ultrafast lasers for industrial and scientific markets. The Company acquired all outstanding shares of Time-Bandwidth for $15.0 million in cash, subject to a holdback payment of approximately $2.3 million which is reserved for potential breaches of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released following the eighteen-month anniversary of the Time-Bandwidth Closing Date.

        Time-Bandwidth provides innovative high-powered and ultrafast laser technology that can rapidly and precisely process parts at high volumes during the manufacturing process. Use of ultrafast lasers for micromachining applications is being driven primarily by increasing use of consumer electronics and connected devices globally. Manufacturers are taking advantage of high-power and ultrafast lasers to create quality micro parts for consumer electronics and to process semiconductor chips for consumer devices. Time-Bandwidth's technology complements the Company's current laser portfolio, while enabling Time-Bandwidth to leverage the Company's high volume and low-cost manufacturing model, global sales team and channel relationships. Time-Bandwidth was integrated into the Company's Communications and Commercial Optical Products ("CCOP") segment.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The Company finalized the purchase price allocation related to this acquisition including measurement period adjustments with the corresponding offset to goodwill during fiscal 2014. The purchase price was allocated as follows (in millions):

Net tangible assets acquired	$2.0
Intangible assets acquired:
Developed technology	6.7
Customer relationships	0.5
Goodwill	5.8

Total purchase price	$15.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

        The following table summarizes the components of the net tangible assets acquired at fair value (in millions):

Accounts receivable	$1.4
Inventories	5.0
Property and equipment	1.5
Accounts payable	(0.6)
Accrued expenses and other liabilities, net of other assets	(3.5)
Deferred tax liabilities, net	(1.8)

Net tangible assets acquired	$2.0

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

        Time-bandwidth's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Trendium Inc. ("Trendium")

        On December 10, 2013 ("Trendium Closing Date"), the Company acquired certain technology and other assets from Trendium, a privately-held U.S. company, for a purchase price of $26.1 million in cash including a holdback payment of approximately $2.5 million which is reserved for potential breaches of representations and warranties. The holdback payment, minus any deductions for actual or pending claims, will be released following the one-year anniversary of the Trendium Closing Date.

        Trendium provides real-time intelligence software solutions for customer experience assurance ("CEA"), asset optimization and monetization of big data for 4G/Long Term Evolution ("LTE") mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. The purchased assets are included in the Company's NSE segment.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at fair value on the acquisition date. The Company finalized the purchase price allocation related to this acquisition,

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

including measurement period adjustments with the corresponding offset to goodwill, during fiscal 2014. The purchase price was allocated as follows (in millions):

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

        Trendium's results of operations have been included in the Company's consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

Fiscal 2013 Acquisitions

Arieso Ltd. ("Arieso")

        On March 7, 2013 ("Arieso Closing Date"), the Company completed the acquisition of Arieso, a privately-held company headquartered in the United Kingdom ("U.K"). Arieso is a provider of location-aware software solutions that enable mobile network operators to boost 2G, 3G and 4G/LTE network performance and enrich the mobile subscriber experience.

        Arieso brings high-caliber mobile software engineering expertise to the Company to address the rapidly growing deployment of small cells and challenges associated with limited spectrum capacity. Utilized by leading wireless network operators and equipment manufacturers, Arieso's solutions locate, store and analyze data from billions of mobile connection events that translate into rich intelligence, which help enable mobile operators to optimize network performance, improve customer experience and create new revenue-generating services. Arieso was integrated in the Company's NSE segment.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

        The Company acquired all outstanding shares of Arieso for approximately $89.7 million in cash, subject to holdback payments of approximately $12.8 million which are reserved for potential breaches of representations and warranties. During fiscal 2014 the Company made a holdback payment of $7.0 million classified as a financing activity within the Consolidated Statements of Cash Flows.

        The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.

        The Company finalized the purchase price allocation related to this acquisition during the third quarter of fiscal 2014. The purchase price was allocated as follows (in millions):

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

        The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Arieso. Goodwill will be assigned to the NSE segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

        In accordance with the authoritative guidance, the Company expensed $1.8 million of acquisition-related costs incurred in fiscal 2013 as SG&A expense in the Company's Consolidated Statement of Operations.

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

	Years Ended
	June 29, 2013	June 30, 2012
Pro forma net revenue	$1,680.6	$1,676.0
Pro forma net income (loss)	46.5	(35.3)

GenComm Co., Ltd. ("GenComm")

        On August 17, 2012 ("GenComm Closing Date"), the Company completed the acquisition of Seoul, South Korea-based GenComm, a provider of test and measurement solutions for troubleshooting, installation and maintenance of wireless base stations and repeaters. The Company acquired tangible and intangible assets and assumed liabilities of GenComm for a total purchase price of approximately $15.2 million in cash, including holdback payments of approximately $3.8 million which are reserved for potential breaches of representations and warranties. During fiscal 2014, the Company made a holdback payment of $3.3 million dollars classified as a financing activity within the Consolidated Statements of Cash Flows. GenComm was integrated in the Company's NSE segment.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions (Continued)

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

Note 6. Balance Sheet and Other Details

Accounts receivable reserves and allowances

        The components of account receivable reserves and allowances were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Allowance for doubtful accounts	$3.0	$2.1
Allowance for sales returns and other	0.5	0.1

Total accounts receivable reserves and allowances	$3.5	$2.2

        The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended June 28, 2014	$2.1	$1.3	$(0.4)	$3.0
Year ended June 29, 2013	2.2	0.3	(0.4)	2.1
Year ended June 30, 2012	2.3	1.8	(1.9)	2.2

(1)
Write-offs of uncollectible accounts, net of recoveries.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet and Other Details (Continued)

Inventories, net

        Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Finished goods	$78.4	$85.7
Work in process	40.1	37.0
Raw materials	34.8	23.1

Inventories, net	$153.3	$145.8

Prepayments and other current assets

        The components of Prepayments and other current assets were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Prepayments	$33.3	$36.0
Advances to contract manufacturers	13.5	14.6
Deferred income tax	3.8	3.9
Refundable income taxes	5.5	2.3
Other receivables	14.1	26.1
Assets held for sale	—	2.2
Other current assets	8.5	10.2

Prepayments and other current assets	$78.7	$95.3

Property, plant and equipment, net

        The components of Property, plant and equipment, net were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Land	$20.7	$14.6
Buildings and improvements	64.0	34.9
Machinery and equipment	495.3	453.8
Furniture, fixtures, software and office equipment	145.2	132.9
Leasehold improvements	78.3	92.7
Construction in progress	32.3	14.9

	835.8	743.8
Less: Accumulated depreciation	(547.0)	(496.8)

Property, plant and equipment, net	$288.8	$247.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet and Other Details (Continued)

        During the second quarter of fiscal 2014, the Company purchased a fabrication facility in California for $14.7 million which the Company previously leased.

        As of June 28, 2014 and June 29, 2013, net included $17.7 million and $21.8 million respectively, in land and buildings related to the Santa Rosa and Eningen Transactions (as defined in "Note 17. Commitments and Contingencies" below) accounted for under the financing method. Refer to "Note 17. Commitments and Contingencies" for more information.

        During fiscal 2014, 2013 and 2012, the Company recorded depreciation expense of $72.5 million, $68.3 million, and $69.2 million, respectively.

Other current liabilities

        The components of Other current liabilities were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Deferred compensation plan	$3.9	$4.2
Warranty accrual	5.3	6.0
Restructuring accrual	14.5	10.3
Holdback liabilities from acquisitions	22.5	13.1
Other	11.5	11.7

Other current liabilities	$57.7	$45.3

Other non-current liabilities

        The components of Other non-current liabilities were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Pension accrual and post-employment benefits	$107.3	$92.0
Deferred taxes	9.3	11.0
Restructuring accrual	11.7	6.2
Financing obligation	31.4	32.4
Non-current income taxes payable	13.8	13.4
Asset retirement obligations	5.1	8.8
Long-term deferred revenue	22.7	25.8
Other	18.2	16.6

Other non-current liabilities	$219.5	$206.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet and Other Details (Continued)

Interest and other income (expense), net

        The components of Interest and other income (expense), net were as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Interest income	$3.7	$2.7	$3.5
Foreign exchange (losses) gains, net	(2.6)	(2.5)	0.3
Proceeds from insurance claims(1)	—	—	9.4
Loss on repurchase of the 2026 Notes	—	(4.1)	(0.7)
Gain on sale of investments	0.4	0.5	1.6
Other income (expense), net	(1.0)	(0.7)	(1.3)

Interest and other income (expense), net	$0.5	$(4.1)	$12.8

(1)
During second quarter of fiscal 2012, one of the Company's primary CCOP manufacturing partners, Fabrinet, experienced significant flooding which resulted in suspension of operations for a portion of the quarter. As a result, the Company filed an insurance claim for business interruption and miscellaneous property losses related to the event. During the fourth quarter of fiscal 2012, the Company received $10.5 million net of deductibles from the insurance company of which $9.4 million was recorded in Interest and other income (expense), net.

Note 7. Investments and Fair Value Measurements

Available-For-Sale Investments

        The Company's investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

        As of June 28, 2014 the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$36.8	$—	$—	$36.8
U.S. agencies	70.0	—	—	70.0
Municipal bonds and sovereign debt instruments	16.8	—	—	16.8
Asset-backed securities	94.7	0.1	(0.2)	94.6
Corporate securities	370.5	0.2	—	370.7

Total debt available-for-sale securities	$588.8	$0.3	$(0.2)	$588.9

        The Company generally classifies debt securities as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of June 28, 2014, of the total estimated fair

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements (Continued)

value, $39.8 million was classified as cash equivalents, $548.3 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

        In addition to the amounts presented above, as of June 28, 2014, the Company's short-term investments classified as trading securities, related to the deferred compensation plan, were $3.9 million, of which $0.4 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $2.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

        The Company recorded no other-than-temporary impairment charges in fiscal 2014 and 2013. During fiscal 2012, the Company recorded other-than-temporary impairment charges of $0.3 million on asset-backed securities.

        As of June 28, 2014, the Company's total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.2	$0.2
Corporate securities	—	—	—

Total gross unrealized losses	$—	$0.2	$0.2

        As of June 28, 2014, contractual maturities of the Company's debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$412.5	$412.6
Amounts maturing in 1 - 5 years	175.3	175.5
Amounts maturing more than 5 years	1.0	0.8

Total debt available-for-sale securities	$588.8	$588.9

        As of June 29, 2013, the Company's available-for-sale securities were as follows (in millions):

	Amortized Cost / Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$12.0	$—	$—	$12.0
U.S. agencies	52.4	—	—	52.4
Municipal bonds and sovereign debt instruments	12.7	—	—	12.7
Asset-backed securities	15.5	—	(0.3)	15.2
Corporate securities	135.1	0.7	(0.1)	135.7

Total debt available-for-sale securities	$227.7	$0.7	$(0.4)	$228.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements (Continued)

        As of June 29, 2013, of the total estimated fair value, $26.2 million was classified as cash equivalents, $201.0 million was classified as short-term investments, and $0.8 million was classified as other non-current assets.

        In addition to the amounts presented above, as of June 29, 2013, the Company's short-term investments classified as trading securities, related to the deferred compensation plan, were $4.2 million, of which $0.8 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $3.1 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

        As of June 29, 2013, the Company's total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$0.3	$0.3
Corporate securities	0.1	—	0.1

Total gross unrealized losses	$0.1	$0.3	$0.4

Fair Value Measurements

        Assets measured at fair value at June 28, 2014 are summarized below (in millions):

		Fair value measurement as of June 28, 2014
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$36.8	$36.8	$—
U.S. agencies	70.0	—	70.0
Municipal bonds and sovereign debt instruments	16.8	—	16.8
Asset-backed securities	94.6	—	94.6
Corporate securities	370.7	—	370.7

Total debt available-for-sale securities	588.9	36.8	552.1
Money market funds	178.7	178.7	—
Trading securities	3.9	3.9	—

Total assets(1)	$771.5	$219.4	$552.1

(1)
$183.2 million in cash and cash equivalents, $552.2 million in short-term investments, $31.5 million in restricted cash, and $4.6 million in other non-current assets on the Company's consolidated balance sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements (Continued)

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

  •
  Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds and U.S. Treasury securities as they are traded with sufficient volume and frequency of transactions.

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

  •
  Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of June 28, 2014 and June 29, 2013, the Company did not hold any Level 3 investment securities.

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

        The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both June 28, 2014 and June 29, 2013 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company's Consolidated Statements of Operations as a component of Interest and other income (expense), net.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill

Goodwill

        The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Network and Service Enablement	Communications and Commercial Optical Products(1)	Optical Security and Performance Products(2)	Total
Balance as of June 30, 2012(3)	$60.4	$—	$8.3	$68.7
Goodwill from GenComm Acquisition(6)	5.7	—	—	5.7
Goodwill from Arieso Acquisition(6)	40.7	—	—	40.7

Balance as of June 29, 2013(4)	$106.8	$—	$8.3	$115.1
Goodwill from Trendium Acquisition(6)	14.4	—	—	14.4
Goodwill from Network Instruments Acquisition(6)	125.7	—	—	125.7
Goodwill from Time-Bandwidth Acquisition(6)	—	5.8	—	5.8
Currency translation and other adjustments	5.9	0.1	—	6.0

Balance as of June 28, 2014(5)	$252.8	$5.9	$8.3	$267.0

(1)
The goodwill balance as of June 28, 2014 for the CCOP segment relates to the acquisition of Time-Bandwidth and has been allocated to the Lasers reporting unit. Refer to "Note 5. Mergers and Acquisitions" more information.

(2)
During the first quarter of fiscal 2013, the reporting structure of the Advanced Optical Technologies reportable segment ("AOT") was reorganized and its previous reporting units, which consisted of the Custom Optics Product Group ("COPG"), Flex Products Group ("Flex") and Authentication Solutions Group ("ASG") (excluding the Hologram Business), were merged into the new Optical Security and Performance Products reportable segment, having one single reporting unit, replacing AOT. As the entire $8.3 million balance of AOT's goodwill at June 30, 2012 was attributable to the Flex reporting unit, the Company reclassified AOT's goodwill to Optical Security and Performance Products ("OSP"). The Company closed the sale of the Hologram Business, a component of the ASG reporting unit, during the second quarter of fiscal 2013. As there was zero goodwill attributable to the ASG reporting unit as of June 30, 2012, the sale did not impact goodwill. Refer to "Note 19. Discontinued Operations" for more information.

(3)
Gross goodwill balances for CCOP, NSE, and OSP were $5,111.3 million, $543.5 million, and $92.8 million, respectively as of June 30, 2012. Accumulated impairment for CCOP, NSE, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 30, 2012.

(4)
Gross goodwill balances for CCOP, NSE, and OSP were $5,111.3 million, $589.9 million, and $92.8 million, respectively as of June 29, 2013. Accumulated impairment for CCOP, NSE, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 29, 2013.

(5)
Gross goodwill balances for CCOP, NSE, and OSP were $5,117.2 million, $735.9 million, and $92.8 million, respectively as of June 28, 2014. Accumulated impairment for CCOP, NSE, and OSP were $5,111.3 million, $483.1 million, and $84.5 million, respectively as of June 28, 2014.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill (Continued)

(6)
Refer to "Note 5. Mergers and Acquisitions" of the Notes to Consolidated Financial Statements for more information.

        The following table presents gross goodwill and accumulated impairment balances for the fiscal years ended June 28, 2014, and June 29, 2013 (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Gross goodwill balance	$5,945.9	$5,794.0
Accumulated impairment losses	(5,678.9)	(5,678.9)

Net goodwill balance	$267.0	$115.1

Impairment of Goodwill

        The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. No triggering events were noted during the interim periods of fiscal 2014, 2013 or 2012 and thus, the Company reviewed goodwill for impairment during the fourth quarter of each fiscal year. The Company determined that, based on its cash flow structure, organizational structure and the financial information that is provided to and reviewed by Management for the year ended fiscal 2014, its reporting units are: NSE, Optical Communications, Lasers, and OSP. For the year ended fiscal 2013, the Company's reporting units were: NSE, Optical Communications, Lasers and OSP. For the year ended fiscal 2012, the Company's reporting units were: NSE, CCOP, COPG, ASG, and Flex.

Fiscal 2014

        The Company reviewed goodwill under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis on any reporting unit to determine the amount of the impairment loss. The Company recorded no impairment charge in accordance with its annual impairment test.

Fiscal 2013 and 2012

        Under the qualitative assessment of the authoritative guidance for impairment testing, the Company concluded that it was more likely than not that the fair value of the reporting units that currently have goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of these key factors: change in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance etc. As such, it was not necessary to perform the two-step goodwill impairment test at this time and hence the Company recorded no impairment charge in accordance with its annual impairment test.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Acquired Developed Technology and Other Intangibles

        The following tables present details of the Company's acquired developed technology and other intangibles (in millions):

As of June 28, 2014	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$548.8	$(443.1)	$105.7
Customer relationships	205.2	(142.3)	62.9
Other	24.2	(22.1)	2.1

Total intangibles subject to amortization	778.2	(607.5)	170.7

In-process research and development intangibles	7.1	—	7.1

Total intangibles	$785.3	$(607.5)	$177.8

As of June 29, 2013	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$546.8	$(437.4)	$109.4
Customer relationships	168.5	(131.5)	37.0
Other	50.3	(47.0)	3.3

Total intangibles	$765.6	$(615.9)	$149.7

        Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

        During fiscal 2013, the Company approved a strategic plan to exit the low-speed wireline product line within the NSE segment and incurred a $2.2 million charge for accelerated amortization of related intangible assets, of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and in Amortization of other intangibles in the Consolidated Statement of Operations, respectively. Also during fiscal 2013, the Company approved a plan to exit the concentrated photovoltaic ("CPV") product line within CCOP and incurred a $2.6 million charge for accelerated amortization of related intangibles which is included in Amortization of acquired technologies in the Consolidated Statement of Operations.

        During fiscal 2012, the Company recorded an impairment charge of $18.8 million on the carrying amount of other intangibles related to the Hologram Business in accordance with the authoritative guidance. This charge has been presented in the Consolidated Statements of Operations as a component of Loss from discontinued operations, net of tax. Refer to "Note 19. Discontinued Operations" for more information.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Acquired Developed Technology and Other Intangibles (Continued)

        During fiscal 2014, 2013 and 2012, the Company recorded $59.0 million, $76.0 million and $80.3 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company's amortization (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Cost of sales	$43.2	$63.3	$58.6
Operating expense	15.8	12.7	21.7

Total	$59.0	$76.0	$80.3

        Based on the carrying amount of acquired developed technology and other intangibles of June 28, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2015	$59.6
2016	38.8
2017	35.5
2018	22.6
2019	10.6
Thereafter	3.6

Total amortization	$170.7

Note 10. Debts and Letters of Credit

        As of June 28, 2014, the Company had long-term debt of $536.3 million, representing the carrying amount of the liability component of the 0.625% Senior Convertible Notes due 2033 as discussed below, and had no short-term debt on the Consolidated Balance Sheets. The Company had no debt as of June 29, 2013.

        The Company was in compliance with all debt covenants as of June 28, 2014.

0.625% Senior Convertible Notes

        On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased.

        Under certain circumstances and during certain periods, the 2033 Notes may be converted at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company's common stock, or a combination of cash and shares of the Company's

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit (Continued)

common stock at the Company's election. The initial conversion price is $18.83 per share, representing a 40.0% premium to the closing sale price of the Company's common stock on the pricing date, August 15, 2013, which will be subject to customary anti-dilution adjustments. Holders may convert the 2033 Notes at any time on or prior to the close of business on the business day immediately preceding February 15, 2033, and other than during the period from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018, in multiples of $1,000 principal amount, under the following circumstances:

  •
  on any date during any calendar quarter beginning after December 31, 2013 (and only during such calendar quarter) if the closing price of the Company's common stock was more than 130% of the then current conversion price for at least 20 trading days during the 30 consecutive trading-day period ending the last trading day of the previous calendar quarter;

  •
  if the 2033 Notes are called for redemption;

  •
  upon the occurrence of specified corporate events;

  •
  if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2033 Notes), or

  •
  during the five consecutive business-day period immediately following any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of the 2033 Notes for each day of such 10 consecutive trading-day period was less than 98% of the product of the closing sale price of the Company's common stock and the applicable conversion rate on such date.

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

        In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average "yield to worst" rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit (Continued)

2033 Notes was determined to be $134.4 million. As of June 28, 2014, the expected remaining term of the 2033 Notes is 4.1 years.

        In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 28, 2014, the unamortized portion of the debt issuance costs related to the 2033 Notes was $9.2 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

        The following table presents the carrying amounts of the liability and equity components (in millions):

Year Ended
June 28, 2014
Carrying amount of equity component	$134.4

Principal amount of 0.625% Senior Convertible Notes	650.0
Unamortized discount of liability component	(113.7)

Carrying amount of liability component	$536.3

        Based on quoted market prices as of June 28, 2014, the fair market value of the 2033 Notes was approximately $653.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

        The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

Year Ended
June 28, 2014
Effective interest rate	5.4%
Interest expense-contractual interest	$3.5
Accretion of debt discount	20.7

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

        In accordance with the authoritative guidance which applies to the 2026 Notes, the Company calculated the carrying value of the liability component at issuance as the present value of its cash flows using a discount rate of 8.1%, based on the 7-year swap rate plus credit spread as of the issuance date.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit (Continued)

The carrying value of the liability component was determined to be $266.5 million. The equity component, or debt discount, of the notes was determined to be $158.5 million. The debt discount was accreted using the effective interest rate of 8.1% over the period from issuance date through May 15, 2013 as a non-cash charge to interest expense.

        During fiscal 2013, the Company recognized the contractual interest expense of $1.8 million and accreted debt discount of $12.0 million. Between fiscal 2009 and fiscal 2013, the Company repurchased or redeemed $425.0 million aggregate principal amount of notes. The increase of the debt related to the interest accretion is treated as a non-cash transaction and the repayment of the carrying amount of the debt is classified as financing activity within the Consolidated Statement of Cash Flows. As of June 28, 2014, there was no outstanding balance.

Revolving Credit Facility

        On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

        As of June 28, 2014, the Company had 14 standby letters of credit totaling $35.2 million.

Note 11. Restructuring and Related Charges

        The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its business in response to the market conditions. As of June 28, 2014, the Company's total restructuring accrual was $26.2 million. During fiscal 2014, 2013 and 2012 the Company recorded $23.8 million, $19.0 million and $12.4 million, respectively, in restructuring and related charges. The Company's restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges (Continued)

Summary of Restructuring Plans

        The adjustments to the accrued restructuring expenses related to all of the Company's restructuring plans described below for the twelve months ended June 28, 2014, were as follows:

	Balance June 29, 2013	Fiscal Year 2014 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance June 28, 2014
Fiscal 2014 Plans
NSE Realignment Plan (Workforce Reduction)	$—	$4.6	$—	$—	$4.6
CCOP Serangoon Closure Plan (Workforce Reduction)	—	1.7	—	—	1.7
Shared Services Restructuring Plan (Workforce Reduction)	—	1.8	—	—	1.8
NSE Product Strategy Restructuring Plan (Workforce Reduction)	—	7.2	(2.8)	—	4.4
NSE Lease Restructuring Plan (first floor)	—	5.2	—	1.7	6.9
Central Finance and IT Restructuring Plan (Workforce Reduction)	—	3.1	(1.6)	—	1.5
Fiscal 2013 Plans
OSP Operational Realignment Plan (Workforce Reduction)	3.7	(0.6)	(3.0)	—	0.1
NSE Lease Restructuring Plan	5.0	(0.9)	(2.2)	0.2	2.1
CCOP Outsourcing Plan (Workforce Reduction)	0.7	—	(0.2)	—	0.5
NSE Wireless Business Restructuring Plan (Workforce Reduction)	1.0	0.1	(1.0)	—	0.1
Other plans	0.5	1.0	(1.5)	—	—
Fiscal 2012 Plans
NSE Operation and Repair Outsourcing Restructuring Plan:
Workforce Reduction	2.0	0.3	(1.8)	—	0.5
Lease Costs	0.1	(0.1)	—	—	—

Total NSE Operation and Repair Outsourcing Restructuring Plan	2.1	0.2	(1.8)	—	0.5
Other plans	0.6	—	(0.2)	—	0.4
Plans Prior to Fiscal 2012	2.9	0.4	(1.8)	0.1	1.6

Total	$16.5	$23.8	$(16.1)	$2.0	$26.2

Ottawa Lease Exit Costs	$3.7	$0.7	$(1.3)	$—	$3.1

        As of June 28, 2014 and June 29, 2013, the Company included the long-term portion of the restructuring liability of $11.7 million and $6.2 million, respectively, as restructuring accrual, a component under other non-current liabilities, and the short-term portion as restructuring accrual, a component under other current liabilities in the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges (Continued)

        The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in SG&A expenses. The fair value of the remaining contractual obligations, net of sublease income is $3.1 million and $3.7 million as of June 28, 2014 and June 29, 2013 respectively. The Company included the long-term portion of the contract obligations of $2.0 million and $2.7 million in other non-current liabilities as of each period end, and the short-term portion in other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2014 Plans

NSE Realignment Plan

        During the fourth quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, a restructuring charge of $4.6 million was recorded for severance and employee benefits for 123 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

CCOP Serangoon Closure Plan

        During the fourth quarter of fiscal 2014, Management approved a plan in the CCOP segment to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, a restructuring charge of $1.7 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing and R&D functions. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

Shared Services Restructuring Plan

        During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Shared Service function in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 48 employees primarily in the general and administrative functions located in the United States, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

NSE Product Strategy Restructuring Plan

        During the third quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, a year to date restructuring charge of $7.2 million was recorded for severance and employee benefits for 63 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges (Continued)

NSE Lease Restructuring Plan (first floor)

        During the second quarter of fiscal 2014, Management approved a plan in the NSE segment to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 28, 2014 was $6.9 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

Central Finance and Information Technology ("IT") Restructuring Plan

        During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, a year to date restructuring charge of $3.1 million was recorded for severance and benefits for 22 employees primarily in SG&A functions located in North America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2022.

Fiscal 2013 Plans

Optical Security and Performance Products ("OSP") Operational Realignment Plan

        During the fourth quarter of fiscal 2013, Management approved a plan in the OSP segment to realign its operations to focus on priority markets such as Anti-counterfeiting, Consumer and Industrial and Other offerings in government, aerospace and defense. As a result, the OSP segment is ceasing production of certain legacy products such as anti-reflection coatings and front-surface mirrors for display and office automation applications, solar cell covers, and select infrared products that use the Multi-layer Anti-reflection Coater, custom display, and certain box coater production platforms which were at the end of their product lifecycle. The business segment phased out production of these product offerings by the end of the third quarter of fiscal 2014 and de-commissioned and disposed of certain related production equipment. This will result in consolidation of manufacturing operations and office space at the Santa Rosa, California site and reduction of workforce by 78 employees primarily in manufacturing, R&D and SG&A functions located in the United States. Management reduced the number of employees impacted by this plan from 126 to 78, which reduced the total liability for this plan by approximately $0.6 million during the twelve months ended June 28, 2014. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

NSE Lease Restructuring Plan

        During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NSE segment. As of June 29, 2013, the Company exited the second floor workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of June 28, 2014 was $2.1 million. A $0.9 million benefit was recorded during the twelve months ended June 28, 2014, to adjust the estimated lease liability accrual for the Germantown location. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges (Continued)

CCOP Outsourcing Plan

        During the third quarter of fiscal 2013, Management approved a plan to transition certain functions related to the CCOP segment to an offshore contract manufacturer as part of its continuous efforts to optimize its supply chain. As a result, 43 employees primarily in manufacturing, R&D and SG&A functions located in the United States were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

NSE Wireless Business Restructuring Plan

        During the second quarter of fiscal 2013, Management approved a plan to align the Company's investment strategy in the NSE segment with customer spending priorities in high-growth product lines such as wireless network assurance. As a result, the segment eliminated positions in R&D, sales and operations functions that supported low-growth product lines and 62 employees primarily in manufacturing, R&D and SG&A functions located in North America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2015.

Other Plans

        Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Fiscal 2012 Plans

NSE Operation and Repair Outsourcing Restructuring Plan

        During the fourth quarter of fiscal 2012, Management approved a plan which focuses on three areas in the NSE segment: (1) moving the repair organization to a repair outsourcing partner; (2) reorganizing the R&D global team because of portfolio prioritization primarily in the Customer Experience Management business to consolidate key platforms from several sites to a single site, and (3) reorganizing Global Sales to focus on strategic software growth, wireless growth, and to ensure sales account resources on the most critical global growth accounts. This action will occur over the next several quarters and will impact 162 employees in manufacturing, R&D and SG&A functions and resulted in the exit of workspaces in Techpoint Singapore and Atlanta, Georgia. As of September 29, 2012, the Company exited both workspaces. The employees being affected are located in North America, Europe, Latin America and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2017.

Other Plans

        Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2012

        The restructuring accrual for plans that commenced prior to fiscal year 2012 was $1.6 million. Of this amount, $1.0 million is related to severance and benefits accrual for the NSE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges (Continued)

severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2012.

Note 12. Income Taxes

        The Company's income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Domestic	$(87.9)	$(98.8)	$(76.7)
Foreign	57.1	51.9	33.1

(Loss) income before income taxes	$(30.8)	$(46.9)	$(43.6)

        The Company's income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Federal:
Current	$(0.5)	$—	$0.0
Deferred	(4.5)	(0.7)	0.6

	(5.0)	(0.7)	0.6

State:
Current	—	—	0.2
Deferred	(0.2)	—	0.1

	(0.2)	—	0.3

Foreign:
Current	18.2	18.4	16.1
Deferred	(26.1)	(121.6)	(5.0)

	(7.9)	(103.2)	11.1

Total income tax (benefit) expense	$(13.1)	$(103.9)	$12.0

        The federal deferred tax benefit primarily relates the other comprehensive income intraperiod tax allocation rules. The foreign current expense primarily relates to the Company's profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the recognition of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-U.S. jurisdiction.

        There was no material tax benefit associated with exercise of stock options for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        A reconciliation of the Company's income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Income tax (benefit) expense computed at federal statutory rate	$(10.8)	$(16.4)	$(15.2)
Foreign rate differential	(1.8)	(2.4)	(3.8)
Valuation allowance	24.2	(84.5)	23.7
Statute Expiration	(21.7)	—	—
Reversal of previously accrued taxes	(1.0)	(0.7)	(1.5)
Research and experimentation benefits and other tax credits	(5.0)	(3.2)	(1.2)
Non-deductible expenses	7.6	4.4	6.0
Other	(4.6)	(1.1)	4.0

Income tax (benefit) expense	$(13.1)	$(103.9)	$12.0

        The components of the Company's net deferred taxes consisted of the following (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Gross deferred tax assets:
Tax credit carryforwards	$158.6	$150.1	$148.0
Net operating loss carryforwards	2,346.1	2,303.0	2,288.2
Inventories	13.0	16.3	15.3
Accruals and reserves	48.2	41.8	41.0
Other	121.1	127.7	102.3
Acquisition-related items	86.8	95.9	127.2

Gross deferred tax assets	2,773.8	2,734.8	2,722.0
Valuation allowance	(2,499.8)	(2,549.1)	(2,637.0)

Deferred tax assets	274.0	185.7	85.0

Gross deferred tax liabilities:
Acquisition-related items	(40.4)	(26.5)	(35.2)
Undistributed foreign earnings	(6.6)	(8.3)	(2.9)
Other	(50.2)	(3.5)	(12.3)

Deferred tax liabilities	(97.2)	(38.3)	(50.4)

Total net deferred tax assets (liabilities)	$176.8	$147.4	$34.6

        As of June 28, 2014, the Company had federal, state and foreign tax net operating loss carryforwards of $6,066.6 million, $1,817.1 million and $1,012.3 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $88.8 million, $36.1 million and $45.1 million, respectively. Of this amount, approximately $101.8 million when realized will be credited to

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

additional paid-in capital. The Company's policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss and tax credit carryforwards will start to expire in 2015 and at various other dates through 2034 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company's net operating losses.

        U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $220.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $11.0 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

        The valuation allowance decreased by $49.3 million in fiscal 2014, decreased by $87.9 million in fiscal 2013, and increased by $25.8 million in fiscal 2012. The decrease during fiscal 2014 was primarily related to an increase in acquisition and debt issuance related deferred tax liabilities. The decrease during fiscal 2013 was primarily due to the release of deferred tax valuation allowance for non-US. jurisdictions. The increase during fiscal 2012 was primarily due to increases in domestic and foreign tax net operating losses sustained during the year, offset by utilization and expiration of domestic and foreign net operating losses.

        Approximately $514.7 million of the valuation allowance as of June 28, 2014 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.

        During fiscal 2013, the Company determined that it was more likely than not that the deferred tax assets of a subsidiary in a non-U.S. jurisdiction (the "foreign subsidiary") would be realized after considering all positive and negative evidence. Prior to fiscal 2013, because of significant negative evidence including principally continued economic uncertainty in the industry in the foreign jurisdiction specifically and reorganization activity that would adversely affect the foreign subsidiary's future operations and profitability on a continuing basis in future years, the Company determined that it was more likely than not that the deferred tax assets would not be realized. However, during fiscal 2013, the foreign subsidiary had realized cumulative pre-tax income for the preceding three years and had forecasted future pre-tax income sufficient to realize its deferred tax assets. Upon considering the relative impact of all evidence, both negative and positive, and the weight accorded to each, the Company concluded that it was more likely than not that the deferred tax assets of the foreign subsidiary would be realized and that the applicable valuation allowance should be released.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits between July 2, 2011 and June 28, 2014 is as follows (in millions):

Balance at July 2, 2011	$64.0
Additions based on the tax positions related to the current year	3.4
Reductions for lapse of statute of limitations	(1.9)
Reductions due to foreign currency rate fluctuation	(1.5)
Reductions based on the tax positions related to the prior year	(2.7)

Balance at June 30, 2012	61.3
Additions based on the tax positions related to the current year	23.7
Reductions for lapse of statute of limitations or for audit settlements	(1.2)
Reductions due to foreign currency rate fluctuation	(0.7)
Reductions based on ITC expiration	(2.4)

Balance at June 29, 2013	80.7
Additions based on the tax positions related to the current year	3.2
Additions due to foreign currency rate fluctuation	0.6
Reductions for lapse of statute of limitations	(21.7)
Reductions based on state credit expiration	(1.7)
Reductions based on the tax positions related to the prior year	(0.8)

Balance at June 28, 2014	$60.3

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

        Included in the balance of unrecognized tax benefits at June 28, 2014 are $3.4 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 28, 2014 are $56.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

        The Company's policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 28, 2014 and June 29, 2013 was approximately $24.8 million and $24.1 million, respectively. During fiscal 2014, the Company's accrued interest and penalties increased by $1.7 million primarily because of current year interest accruals and foreign currency rate fluctuations. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $ 22.3 million.

        The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Continued)

        The following table summarizes the Company's major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 28, 2014:

Tax Jurisdictions	Tax Years
United States	2010 and onward
Canada	2007 and onward
China	2009 and onward
France	2009 and onward
Germany	2009 and onward
Korea	2009 and onward
United Kingdom	2008 and onward

Note 13. Stockholders' Equity

Repurchase of Common Stock

        During the first quarter of fiscal 2014, the Company repurchased 7.4 million shares of its outstanding common stock at $13.45 per share in privately negotiated transactions concurrently with the issuance of its 2033 Notes. The repurchases were not made pursuant to any plan or program. The total purchase price of $100.0 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.

        On May 21, 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions between May 27, 2014 and June 27, 2015. During the fourth quarter of fiscal 2014, the Company repurchased approximately 4.9 million shares of common stock in open market purchases at an average price of $11.37 per share. The total purchase price of $55.2 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.

        All common shares repurchased during fiscal 2014 have been canceled and retired.

Preferred Stock

        The Company's Board of Directors has authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of the Company's stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. The issuance of any preferred stock subsequently issued by the Company's Board of Directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Stockholders' Equity (Continued)

Exchangeable Shares of JDS Uniphase Canada Ltd.

        On March 31, 2014 ("the Redemption Date"), the Company exercised its right to redeem 3,157,445 million outstanding exchangeable shares of JDS Uniphase Canada Ltd ("Exchangeable Shares"). On the Redemption Date, holders of Exchangeable Shares were entitled to receive one share of the Company's common stock in exchange for each Exchangeable Share held. As of June 28, 2014 and June 29, 2013, there were zero and 3,488,317 million Exchangeable Shares issued and outstanding, respectively.

Note 14. Stock-Based Compensation

Stock-Based Benefit Plans

Stock Option Plans

        As of June 28, 2014, the Company had 12.9 million shares of stock options and Full Value Awards issued and outstanding to employees and directors under 2005 Acquisition Equity Incentive Plan ("the 2005 Plan"), Amended and Restated 2003 Equity Incentive Plan ("the 2003 Plan") and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.

        On November 14, 2012, the Company's shareholders approved two amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under this plan by 10,000,000 shares. The second amendment extended the 2003 Plan's terms for an additional ten year period after the date of approval of the amendment.

        As of June 28, 2014, 8.2 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.

Employee Stock Purchase Plans

        In June 1998, the Company adopted the JDS Uniphase Corporation 1998 Employee Stock Purchase Plan, as amended (the "1998 Purchase Plan"). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. Of the 50.0 million shares authorized under the 1998 Purchase Plan, 4.4 million shares remained available for issuance as of June 28, 2014. The 1998 Purchase Plan provides a 5% discount and a six month look-back period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation (Continued)

Full Value Awards

        Full Value Awards refer to RSUs and Performance Units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based, time-based or a combination of both and expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of the Company's common stock on the date of award.

Stock-Based Compensation

        The impact on the Company's results of operations of recording stock-based compensation by function for fiscal 2014, 2013 and 2012 was as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Cost of sales	$9.9	$9.3	$7.7
Research and development	15.6	13.5	11.6
Selling, general and administrative	38.6	33.5	29.3

	$64.1	$56.3	$48.6

        Approximately $1.9 million of stock-based compensation was capitalized to inventory at June 28, 2014.

Stock Option Activity

        The Company granted no stock options during fiscal 2014, 2013 and 2012. The total intrinsic value of options exercised during the year ended June 28, 2014 was $10.0 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets.

        As of June 28, 2014, $0.3 million of unrecognized stock-based compensation cost related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 0.6 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation (Continued)

        The following is a summary of stock option activities (amount in millions except per share amounts):

	Options Outstanding
	Number Of Shares	Weighted-Average Exercise Price
Balance as of July 2, 2011	10.9	10.42
Exercised	(1.4)	5.84
Forfeited	(0.6)	7.03
Canceled	(0.7)	26.32

Balance as of June 30, 2012	8.2	10.02
Exercised	(2.0)	7.64
Forfeited	(0.2)	10.86
Canceled	(0.4)	15.69

Balance as of June 29, 2013	5.6	10.56
Exercised	(1.6)	7.91
Canceled	(0.5)	22.24

Balance as of June 28, 2014	3.5	10.13

        The following table summarizes significant ranges of outstanding and exercisable options as of June 28, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$0.00 - 10.00	1,344,691	2.9	$5.19	$9.6	1,344,691	2.9	$5.19	$9.6
10.01 - 20.00	1,925,558	3.9	11.84	2.7	1,851,993	3.9	11.71	2.7
20.01 - 30.00	263,250	4.8	22.82	—	225,750	4.7	23.10	—
30.01 - 100.00	29	—	68.00	—	29	—	68.00	—

	3,533,528	3.6	10.13	$12.3	3,422,463	3.6	9.90	$12.3

        The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company's closing stock price of $12.35 as of June 28, 2014, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 28, 2014 was 2.8 million.

Employee Stock Purchase Plan Activity

        The compensation expense in connection with the Company's ESPP for the year ended June 28, 2014 was $1.8 million. The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation (Continued)

        The following table summarizes the shares issued and the fair market value at purchase date, pursuant to the Company's ESPP during the year ended June 28, 2014:

Purchase date	January 31, 2014	July 31, 2013
Shares issued	423,633	369,926
Fair market value at purchase date	$13.29	$14.67

        As of June 28, 2014, $0.2 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. That cost is expected to be recognized through the first quarter of fiscal 2015.

Full Value Awards Activity

        During fiscal 2014, 2013 and 2012, the Company's Board of Directors approved the grant of 6.0 million, 6.5 million and 5.0 million Full Value Awards to the Company's Board of Directors and employees and recorded $60.7 million, $49.4 million, and $35.7 million of such compensation expenses, respectively.

        As of June 28, 2014, $78.0 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

        A summary of the status of the Company's non-vested Full Value Awards as of June 28, 2014 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance shares	Non-performance shares	Total number of shares	Weighted-average grant-dated fair value
Non-vested at July 2, 2011	—	6.0	6.0	$10.49
Awards granted	0.5	4.5	5.0	12.31
Awards vested	—	(3.0)	(3.0)	9.01
Awards forfeited	—	(0.8)	(0.8)	11.67

Non-vested at June 30, 2012	0.5	6.7	7.2	12.37
Awards granted	0.7	5.8	6.5	12.40
Awards vested	(0.1)	(3.6)	(3.7)	11.74
Awards forfeited	(0.1)	(0.9)	(1.0)	12.58

Non-vested at June 29, 2013	1.0	8.0	9.0	12.61
Awards granted	0.6	5.4	6.0	13.42
Awards vested	(0.4)	(4.1)	(4.5)	12.26
Awards forfeited	(0.1)	(1.0)	(1.1)	12.94

Non-vested at June 28, 2014	1.1	8.3	9.4	13.19

        During fiscal 2014, 2013 and 2012, the Company granted 0.6 million, 0.7 million and 0.5 million MSUs. These MSUs shares represent the target amount of grants and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation (Continued)

based on the attainment of certain total shareholder return performance measures and the employee's continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2014, 2013 and 2012 was estimated to be $9.2 million, $10.7 million and $9.3 million respectively, and was calculated using a Monte Carlo simulation.

        Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During fiscal 2014, 2013 and 2012, the Company paid $21.4 million, $15.9 million and $12.8 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.

Valuation Assumptions

        The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Volatility of common stock	53.9%	57.5%	68.7%
Average volatility of peer companies	58.6%	58.3%	68.4%
Average correlation coefficient of peer companies	0.292	0.3208	0.3383
Risk-free interest rate	0.8%	0.4%	0.7%

        The Company estimates the fair value of ESPP using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	2014	2013	2012
Expected term (in years)	0.5	0.5	0.5
Expected volatility	39.5%	53.9%	52.5%
Risk-free interest rate	0.1%	0.1%	0.2%

        Expected Term:    The Company's expected term is in line with the six month look-back period of its ESPP.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans

Employee 401(k) Plans

        The Company sponsors the JDS Uniphase Corporation Employee 401(k) Retirement Plan (the "401(k) Plan"), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $17,500 in calendar year 2014 as set by the Internal Revenue Service.

        For all eligible participants who have completed 180 days of service with JDSU, the 401(k) Plan provided for a 100% match of employees' contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company's matching contributions to the 401(k) Plan were $7.5 million, $7.4 million, and $7.1 million in fiscal 2014, 2013 and 2012, respectively.

Deferred Compensation Plan

        The Company also provides for the benefit of certain eligible employees in the U.S. a non-qualified retirement plan. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan's assets are designated as trading securities in the Company's Consolidated Balance Sheets. Refer to "Note 7. Investments and Fair Value Measurements" for more information. Effective January 1, 2011, the Company suspended all employee contribution into the plan.

Employee Defined Benefit Plans

        The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K., Switzerland and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany and Switzerland, assumed in connection with acquisitions during fiscal 2010 and the third quarter of fiscal 2014. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 28, 2014, the U.K. and Switzerland plans were partially funded while the other plans were unfunded. The Company's policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2014, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.

        The Company accounts for its obligations under these pension plans in accordance with the authoritative guidance which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The obligation the Company records in its Consolidated Balance Sheets is reflective of the total PBO and the fair value of plan assets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans (Continued)

        The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Pension Benefit Plans
	2014	2013	2012
Service cost	$0.5	$0.3	$0.2
Interest cost	4.5	4.4	5.5
Expected return on plan assets	(1.4)	(1.2)	(1.4)
Recognized actuarial losses (gains)	0.1	—	(0.4)

Net periodic benefit cost	$3.7	$3.5	$3.9

        The Company's accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2015 is $0.5 million.

        The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of year	$121.0	$111.9
Service cost	0.5	0.3
Interest cost	4.5	4.4
Plan participants' contributions	0.1	—
Actuarial (gains)/losses	10.9	6.2
Acquisitions	3.8	—
Benefits paid	(4.9)	(4.9)
Foreign exchange impact	8.0	3.1

Benefit obligation at end of year	$143.9	$121.0

Change in plan assets:
Fair value of plan assets at beginning of year	$25.6	$23.5
Actual return on plan assets	2.0	2.7
Acquisitions	2.7	—
Employer contributions	5.1	4.8
Plan participants' contributions	0.1	—
Benefits paid	(4.9)	(4.9)
Foreign exchange impact	2.9	(0.5)

Fair value of plan assets at end of year	$33.5	$25.6

Funded status	$(110.4)	$(95.4)

Accumulated benefit obligation	$142.2	$120.2

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans (Continued)

	Pension Benefit Plans
	2014	2013
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$4.2	$4.3
Non-current liabilities	106.2	91.1

Net amount recognized at end of year	$110.4	$95.4

Amount recognized in Accumulated other comprehensive income at end of year:
Actuarial losses, net of tax	$(12.3)	$(4.7)

Net amount recognized at end of year	$(12.3)	$(4.7)

Other changes in plan assets and benefit obligations recognized in Other comprehensive (loss) income:
Net actuarial losses	$(7.7)	$(4.4)
Amortization of accumulated net actuarial losses	0.1	—

Total recognized in other comprehensive income (loss)	$(7.6)	$(4.4)

        As of June 28, 2014 and June 29, 2013, the liability related to the post retirement benefit plan was $1.1 million and $0.9 million respectively. The balances were included in Other non-current liabilities on the Consolidated Balance Sheets.

        During fiscal 2014 and fiscal 2013, the Company contributed GBP 0.5 million or approximately $0.7 million in each fiscal year to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans (Continued)

        The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company's U.K., Switzerland and German pension plans:

	Pension Benefit Plans
	2014	2013	2012
Weighted-average assumptions used to determine net periodic cost:
Discount rate	3.6%	4.0%	5.4%
Expected long-term return on plan assets	5.2	5.2	6.0
Rate of pension increase	2.2	2.0	1.8
Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	2.9%	3.7%	4.0%
Rate of pension increase	2.1	2.2	2.0

Investment Policies and Strategies

        The Company's investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members' benefits as and when they arise and that should the plan be discontinued at any point in time there would be sufficient assets to meet the discontinuance liabilities.

        To achieve the objectives, the trustees of the U.K. pension plan are responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustees invest in a range of frequently traded funds ("pooled funds") rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.

        The Swiss pension plan assets are managed by a professional third-party service provider which provides management service in compliance with Swiss regulations. This service provider manages the plan assets of its affiliated companies as a pool and invests in a diversified portfolio of funds to maintain liquidity and reduce risk.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans (Continued)

Fair Value Measurement of Plan Assets

        The following table sets forth the U.K. and Swiss plans' assets at fair value and the percentage of assets allocations as of June 28, 2014 (in millions, except percentage data). The fair value of U.K. and Swiss pension assets was approximately $30.5 million and $3.0 million, respectively, as of June 28, 2014.

				Fair value measurement as of June 28, 2014
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	39%	$13.0	38.8%	$—	$13.0
Fixed income	40	13.3	39.7	—	13.3
Other	21	7.0	20.9	—	7.0
Cash		0.2	0.6	0.2	—

Total assets		$33.5	100.0%	$0.2	$33.3

        The following table sets forth the plan's assets at fair value and the percentage of assets allocations as of June 29, 2013 (in millions, except percentage data).

				Fair value measurement as of June 29, 2013
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	36 - 44%	$10.7	42.0%	$—	$10.7
Fixed income	45 - 55	12.1	47.0	—	12.1
Other	8 - 12	2.7	11.0	—	2.7
Cash		0.1	—	0.1	—

Total assets		$25.6	100.0%	$0.1	$25.5

        The Company's pension assets consist of multiple institutional funds ("pension funds") of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.

        Global equity consists of several index funds that invest primarily in U.K. equities, Switzerland equities and other overseas equities.

        Fixed income consists of several funds that invest primarily in index-linked Gilts (over 5 year), sterling-denominated investment grade corporate bonds and overseas government bonds.

        Other consists of several funds that primarily invest in global equities, bonds, private equity, global real estate and infrastructure funds.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Employee Benefit Plans (Continued)

Future Benefit Payments

        The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company's PBO at year end and include benefits attributable to estimated future compensation increases.

(in millions)	Pension Benefit Plans
2015	$5.2
2016	6.0
2017	6.8
2018	7.1
2019	7.1
2020 - 2024	37.8
Thereafter	40.4

Total	$110.4

Note 16. Related Party Transactions

KLA-Tencor Corporation ("KLA-Tencor")

        During fiscal 2012 and a portion of fiscal 2013, one member of the Board of Directors of JDSU was also a member of the Board of Directors of KLA-Tencor, a publicly held company which provides process control and yield management solutions for semiconductor manufacturing. KLA-Tencor is a customer of the Company. As of August 16, 2012, the member resigned from the Board of Directors of JDSU and KLA-Tencor was no longer a related party.

        Transactions and balances with the Company's related parties were as follows (in millions):

	Years Ended				Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012		June 28, 2014	June 29, 2013
Sales:				Accounts Receivable:
KLA-Tencor(1)	$—	$—	$7.4	KLA-Tencor(1)	$—	$—

	$—	$—	$7.4		$—	$—

(1)
There were no material transactions between the Company and KLA-Tencor during the period when KLA-Tencor was a related party of the Company in fiscal 2013.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies

Operating Leases

        The Company leases certain real and personal property from unrelated third parties under non-cancelable operating leases that expire at various dates through fiscal 2026. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 28, 2014, future minimum annual lease payments under non-cancellable operating leases were as follows (in millions):

2015	$26.6
2016	24.6
2017	20.2
2018	16.4
2019	11.7
Thereafter	19.2

Total minimum operating lease payments	$118.7

        Included in the future minimum lease payments table above is $13.1 million related to lease commitments in connection with the Company's restructuring and related activities. Refer to "Note 11. Restructuring and Related Charges" for more information.

        The aggregate future minimum rentals to be received under non-cancelable subleases totaled $7.8 million as of June 28, 2014. Rental expense relating to building and equipment was $26.6 million, $26.0 million and $27.5 million in fiscal 2014, 2013 and 2012, respectively.

Purchase Obligations

        Purchase obligations of $150.0 million as of June 28, 2014, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies (Continued)

Financing Obligations—Eningen and Santa Rosa

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

        As of June 28, 2014, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.2 million was included in Other non-current liabilities. As of June 29, 2013, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $5.0 million was included in Other non-current liabilities.

Santa Rosa

        On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California (the "Santa Rosa Transactions"). The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a one-year lease with multiple renewal options to a ten-year lease with two five-year renewal options.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies (Continued)

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

        As of June 28, 2014, $1.2 million was included in Other current liabilities, and $26.2 million was included in Other non-current liabilities. As of June 29, 2013, $1.1 million was included in Other current liabilities, and $27.4 million was included in Other non-current liabilities.

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

        The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of June 28, 2014 and June 29, 2013.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Commitments and Contingencies (Continued)

        The following table presents the changes in the Company's warranty reserve during fiscal 2014 and fiscal 2013 (in millions):

	Years Ended
	June 28, 2014	June 29, 2013
Balance as of beginning of year	$6.9	$8.1
Provision for warranty	7.8	8.9
Utilization of reserve	(6.5)	(7.2)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.9)	(2.9)

Balance as of end of year	$6.3	$6.9

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

        The Company is a leading provider of network and service enablement solutions and optical products for telecommunications service providers, cable operators, and network equipment

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Operating Segments and Geographic Information (Continued)

manufacturers ("NEMs"), and enterprises. JDSU's diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

        The Company's reportable segments are:

  (i)
  Network and Service Enablement Business Segment:

    NSE network and service enablement solutions provide end-to-end visibility and intelligence necessary for consistent, high-quality network, service, and application performance. These solutions speed time-to-revenue by accelerating the deployment of new products and services, lower operating expenses and improve network performance and reliability. Included in the product portfolio are test tools, platforms, microprobes, software, and services for wireless and fixed networks.

  (ii)
  Communications and Commercial Optical Products Business Segment:

    CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, reconfigurable optical add/drop multiplexers ("ROADMs"), optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters and circulators.

    CCOP also provides a broad laser portfolio that addresses the needs of original equipment manufacturers ("OEM") clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Operating Segments and Geographic Information (Continued)

        Information on reportable segments is as follows (in millions):

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Net revenue:
Network and Service Enablement	$748.3	$728.9	$755.4
Communications and Commercial Optical Products	794.1	742.2	701.6
Optical Security and Performance Products	200.8	205.8	206.0
Deferred revenue related to purchase accounting adjustment	—	—	(0.6)

Net revenue	$1,743.2	$1,676.9	$1,662.4

Operating income (loss):
Network and Service Enablement	$80.3	$83.1	$98.3
Communications and Commercial Optical Products	93.5	82.4	72.0
Optical Security and Performance Products	72.0	73.2	72.5
Corporate	(95.0)	(92.9)	(88.9)

Total segment operating income	150.8	145.8	153.9
Unallocated amounts:
Stock-based compensation	(64.1)	(56.4)	(48.6)
Amortization of intangibles	(59.0)	(76.0)	(80.3)
Loss on disposal of long-lived assets	(2.0)	(3.6)	(1.2)
Restructuring and related charges	(23.8)	(19.0)	(12.4)
Other charges related to non-recurring activities(1)	(3.6)	(15.7)	(11.0)
Interest and other income (expense), net	0.5	(4.1)	12.8
Interest expense	(29.7)	(17.9)	(27.3)

Income (loss) from continuing operations before income taxes	$(30.9)	$(46.9)	$(14.1)

(1)
During the third quarter of fiscal 2013, the Company incurred $11.3 million of inventory related charges, included in Cost of sales, primarily related to a write-off of inventory no longer being sold due to a strategic plan to exit NSE's legacy low-speed wireline product line approved in the third quarter of fiscal 2013.

        The table below discloses the percentage of the Company's total net revenue attributable to each of our three reportable segments. In addition, it discloses the percentage of the Company's total net revenue attributable to our Optical Communications ("OpComms") products within the CCOP

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Operating Segments and Geographic Information (Continued)

segment, which accounted for more than 10% of our consolidated net revenue in each of the last three fiscal years, and Laser products, which represents the remainder of the CCOP segment:

	Years Ended
	June 28, 2014	June 29, 2013	June 30, 2012
Network and Service Enablement	42.9%	43.4%	45.4%
Communications and Commercial Optical Products:
Optical Communications	38.5	37.3	35.3
Laser	7.1	7.0	6.9

Communications and Commercial Optical Products	45.6	44.3	42.2
Optical Security and Performance Products	11.5	12.3	12.4

        The Company operates primarily in three geographic regions: Americas, Europe, Middle East and Africa ("EMEA") and Asia-Pacific. The following table presents net revenue and identifiable assets by geographic regions (in millions):

	Years Ended
	June 28, 2014		June 29, 2013		June 30, 2012
Net revenue:
Americas	$826.0	47.4%	$822.5	49.1%	$833.2	50.1%
Asia-Pacific	505.4	29.0	473.2	28.2	428.5	25.8
EMEA	411.8	23.6	381.2	22.7	400.7	24.1

Total net revenue	$1,743.2	100.0%	$1,676.9	100.0%	$1,662.4	100.0%

        Net revenue was assigned to geographic regions based on the customers' shipment locations. Net revenue for Americas included net revenue from United States of $626.7 million, $630.8 million and $673.6 million, for the fiscal years ended June 28, 2014, June 29, 2013 and June 30, 2012, respectively, based on customers' shipment location.

        During fiscal 2014, 2013 and 2012, no customer accounted for more than 10% of net revenue.

        Long-lived assets, namely net property, plant and equipment were identified based on the operations in the corresponding geographic areas (in millions).

	Years Ended
	June 28, 2014	June 29, 2013
United States	$144.6	$110.4
Other Americas	15.6	13.4
China	72.6	74.8
Thailand	29.8	23.2
Other Asia-Pacific	9.2	9.6
EMEA	17.0	15.7

Total long-lived assets	$288.8	$247.0

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Discontinued Operations

        During the second quarter of fiscal 2013, the Company closed the sale of the hologram business ("Hologram Business"), previously within the OSP reportable segment, to OpSec Security Inc. and received gross proceeds of $11.5 million in cash.

        In accordance with the applicable accounting guidance for the disposal of long-lived assets, the results of the Hologram Business are presented as discontinued operations and, as such, have been excluded from both continuing operations and segment results for all periods presented.

        Net revenue of the Hologram Business for fiscal 2013 and 2012 was $5.2 million, and $19.7 million, respectively. Net loss from discontinued operations was zero and $29.5 million for fiscal 2013 and 2012, respectively. Net loss from discontinued operations in fiscal 2012 primarily related to impairment charges on long-lived assets. There was no tax effect associated with the discontinued operation.

        During fiscal 2013 the Company recorded a gain of $0.6 million as a component of Loss from discontinued operations, net of tax on the Consolidated Statement of Operations in connection with the sale of the Hologram Business, calculated as follows (in millions):

Gross Proceeds	$11.5
Less: carrying value of net assets	(10.6)
Less: selling costs	(0.3)

Gain	$0.6

        The carrying value of the net assets sold as of October 12, 2012 are as follows (in millions):

October 12, 2012
Accounts receivable, net	$2.7
Inventories, net	4.4
Property, plant and equipment, net	0.8
Intangibles, net	5.8
Accounts payable and accrued expenses	(1.5)
Other current and non-current liabilities	(1.6)

Net assets sold	$10.6

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Quarterly Financial Information (Unaudited)

        The following table presents the Company's quarterly consolidated statements of operations for fiscal 2014 and 2013 (in millions, except per share data):

	June 28, 2014	March 29, 2014	December 28, 2013	September 28, 2013	June 29, 2013	March 30, 2013	December 29, 2012	September 29, 2012
Net revenue	$448.6	$418.0	$447.6	$429.0	$421.3	$405.3	$429.4	$420.9
Cost of sales(2)	228.2	222.3	232.8	232.4	229.0	233.0	225.8	231.2
Amortization of acquired technologies(2)	10.9	11.0	9.9	11.4	14.6	17.0	14.6	17.1

Gross profit	209.5	184.7	204.9	185.2	177.7	155.3	189.0	172.6
Operating expenses:
Research and development	80.0	74.1	72.3	69.6	67.6	65.8	63.5	61.6
Selling, general and administrative	120.9	113.4	109.0	107.1	111.9	107.3	105.4	104.7
Amortization of other intangibles(2)	5.1	5.2	2.8	2.7	3.9	3.1	2.2	3.5
Restructuring and related charges	20.0	3.6	1.0	(0.8)	12.9	0.4	3.0	2.7

Total operating expenses	226.0	196.3	185.1	178.6	196.3	176.6	174.1	172.5

(Loss) income from operations	(16.5)	(11.6)	19.8	6.6	(18.6)	(21.3)	14.9	0.1
Interest and other income (expense), net	0.1	0.6	0.4	(0.6)	(0.4)	(0.9)	(2.4)	(0.4)
Interest expense	(8.4)	(7.7)	(8.4)	(5.2)	(2.5)	(4.2)	(5.1)	(6.1)

(Loss) income from continuing operations before income taxes	(24.8)	(18.7)	11.8	0.8	(21.5)	(26.4)	7.4	(6.4)
(Benefit from) provision for income taxes(3)(4)	0.6	(17.2)	3.0	0.5	(113.0)	1.6	4.1	3.4

(Loss) income from continuing operations, net of tax	(25.4)	(1.5)	8.8	0.3	91.5	(28.0)	3.3	(9.8)
Loss from discontinued operations, net of tax	—	—	—	—	1.0	—	0.8	(1.8)

Net (loss) income	$(25.4)	$(1.5)	$8.8	$0.3	$92.5	$(28.0)	$4.1	$(11.6)

Basic net income (loss) per share from:
Continuing operations	$(0.11)	$(0.01)	$0.04	$0.00	$0.39	$(0.12)	$0.02	$(0.04)
Discontinued operations	—	—	—	—	—	—	—	(0.01)

Net (loss) income(1)	$(0.11)	$(0.01)	$0.04	$0.00	$0.39	$(0.12)	$0.02	$(0.05)

Diluted net income (loss) per share from:
Continuing operations	$(0.11)	$(0.01)	$0.04	$0.00	$0.38	$(0.12)	$0.02	$(0.04)
Discontinued operations	—	—	—	—	—	—	—	(0.01)

Net (loss) income(1)	$(0.11)	$(0.01)	$0.04	$0.00	$0.38	$(0.12)	$0.02	$(0.05)

Shares used in per share calculation:
Basic	234.3	234.0	233.0	235.3	236.9	235.9	234.4	232.8
Diluted net income (loss) per share from:	234.3	234.0	235.8	239.6	241.1	235.9	237.1	232.8

(1)
Net income (loss) per share is computed independently for each of the quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts do not equal the annual basic and diluted net income (loss) per share amount for fiscal 2013 or fiscal 2012, respectively.

(2)
During the quarter ended March 30, 2013, the Company approved a strategic plan to exit NSE's legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles of which $1.8 million and $0.4 million is included in Amortization of acquired technologies and Amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, the Company incurred $11.3 million of inventory related charges included in Cost of sales in the Consolidated Statement of Operations primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

(3)
For the quarter ended June 29, 2013, the Company determined that it is more likely than not that a portion of the deferred tax assets of non-U.S. jurisdiction will be realized after considering all positive and negative evidence. Accordingly, a deferred tax valuation allowance release of $107.9 million was recorded as an income tax benefit during the quarter.

(4)
During the third quarter of fiscal 2014, the Company recognized $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-U.S. jurisdiction.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21. Subsequent Events

Network Enablement ("NE") and Service Enablement ("SE") Reportable Segments

        In July 2014, the Company reorganized its NSE reportable segment into two separate reportable segments, Network Enablement and Service Enablement, beginning with the first quarter of fiscal 2015. Splitting NSE into two reportable segments is intended to provide greater clarity and transparency regarding the markets, financial performance and business models of these two businesses within NSE. NE is a hardware-centric and more mature business consisting primarily of NSE's traditional communications test instrument products. SE is a more software-centric business consisting primarily of software solutions that are embedded within the network and enterprise performance management solutions.

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

(b)   MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 1992 Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of June 28, 2014. The Company's internal control over financial reporting as of June 28, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.

        Management's assessment of the effectiveness of the Company's internal control over financial reporting as of June 28, 2014 excluded Network Instruments, which was acquired on January 6, 2014. Network Instruments, our wholly-owned subsidiary, constituted approximately 1% of total assets and approximately 1% of total net revenue of the related consolidated financial statement as of and for the year ended June 28, 2014.

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

ITEM 9B.    OTHER INFORMATION

        None.

 PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Information regarding the Company's executive officers and directors required by this Item is incorporated by reference to the section entitled "Proposal One—Elections of Directors" in the Company's Definitive Proxy Statement in connection with the 2014 Annual Meeting of Stockholders (the "Proxy Statement"), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended June 28, 2014. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled "Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        The Company has adopted the "JDS Uniphase Code of Business Conduct" as its code of ethics, which is applicable to all employees, officers and directors of the Company. The full text of the JDS Uniphase Code of Business Conduct is available under Corporate Governance Information which can be found under the Investors tab on the Company's website at www.jdsu.com.

ITEM 11.    EXECUTIVE COMPENSATION

        Information required by this Item is incorporated by reference to the sections entitled "Executive Compensation," "Director Compensation," "Compensation Program Risk Assessment," "Corporate Governance—Compensation Committee Interlocks and Insider Participation," and "Compensation Committee Report" in the Proxy Statement.

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

  3.
  Exhibits:

        See Item 15(b)

(b)
Exhibits:

        The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated December 6, 2013, by and among NI Holdings I, Inc., a Delaware corporation, the Company, Jade Acquisition I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Thoma Bravo, LLC, a Delaware limited liability company, solely in its capacity as Representative for NI Holdings' stockholders, Thoma Bravo Fund X, L.P., a Delaware limited partnership, and Thoma Bravo Fund X-A., L.P., a Delaware limited partnership.	8-K	1.1	12/11/13
3.1	Third Restated Certificate of Incorporation	8-K	3.1	11/18/13
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	5/27/14

		Incorporated by Reference
					Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
4.1	Indenture, dated as of August 21, 2013, between JDS Uniphase Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	8/21/13
4.2	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/13
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/02
10.3	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/30/11
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/02
10.5	2005 Acquisition Equity Incentive Plan	10-K	10.3	8/30/11
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/05
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/05
10.8	2008 Change of Control Benefits Plan	8-K	10.2	3/22/13
10.9	Form of Indemnification Agreement	8-K	10.9	8/15/11
10.10	Amended and Restated 2003 Equity Incentive Plan	10-Q	10.10	2/6/13
10.16	Employment Agreement for Thomas Waechter	8-K	10.25	12/18/08
10.17	Form of Deferred Stock Unit Award Agreement	8-K	10.18	10/9/07
10.20	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S.)	10-K	10.20	8/31/10
10.21	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for China)	10-K	10.21	8/31/10
10.22	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for France)	10-K	10.22	8/31/10
10.23	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the Rest of World)	10-K	10.23	8/31/10
10.24	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S.)	10-K	10.24	8/31/10
10.25	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for China)	10-K	10.25	8/31/10
10.26	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for France)	10-K	10.26	8/31/10
10.27	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the Rest of World)	10-K	10.27	8/31/10

Incorporated by Reference
Filed Herewith
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date
10.28	Amendment to Amended and Restated 1998 Employee Stock Purchase Plan	14A	App. E	9/25/09
10.31	2003 Equity Incentive Plan Form of Market Stock Unit Award Agreement				X
10.32	Amendment to Employment Agreement for Thomas Waechter	8-K	10.1	3/22/13
10.33	Verbal Agreement with Roy Bie	8-K	n/a	7/3/13
21.1	Subsidiaries of JDS Uniphase Corporation				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101.INS	XBRL Instance Document				X
101.SCH	XBRL Taxonomy Extension Schema Document				X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				X

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 26, 2014	JDS UNIPHASE CORPORATION
	By:	/s/ REX S. JACKSON Rex S. Jackson Executive Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ THOMAS H. WAECHTER Thomas H. Waechter	President, Chief Executive Officer (Principal Executive Officer) and Director	August 26, 2014
/s/ REX S. JACKSON Rex S. Jackson	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	August 26, 2014
/s/ KEITH BARNES Keith Barnes	Director	August 26, 2014
/s/ RICHARD BELLUZZO Richard Belluzzo	Chairman	August 26, 2014
/s/ TIMOTHY E. CAMPOS Timothy E. Campos	Director	August 26, 2014
/s/ HAROLD L. COVERT Harold L. Covert	Director	August 26, 2014

Signature	Title	Date

/s/ PENELOPE HERSCHER Penelope Herscher	Director	August 26, 2014
/s/ MASOOD JABBAR Masood Jabbar	Director	August 26, 2014
/s/ MARTIN A. KAPLAN Martin A. Kaplan	Director	August 26, 2014