Form 10-Q
period 2014-09-27
JDS UNIPHASE CORP /CA/
filed 2014-11-04
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of October 25, 2014, the Registrant had 231,853,262 shares of common stock outstanding. The par value of each share of common stock is $0.001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013
Net revenue	$433.6	$429.0
Cost of sales	224.3	232.4
Amortization of acquired technologies	10.0	11.4
Gross profit	199.3	185.2
Operating expenses:
Research and development	76.4	69.6
Selling, general and administrative	110.7	107.1
Amortization of other intangibles	5.1	2.7
Restructuring and related charges (benefits)	2.9	(0.8)
Total operating expenses	195.1	178.6
Income from operations	4.2	6.6
Interest and other income (expense), net	0.5	(0.6)
Interest expense	(8.3)	(5.2)
(Loss) income before taxes	(3.6)	0.8
Provision for income taxes	6.1	0.5
Net (loss) income	$(9.7)	$0.3

Net (loss) income per share:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

Shares used in per share calculation:
Basic	230.8	235.3
Diluted	230.8	239.6

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013
Net (loss) income	$(9.7)	$0.3
Other comprehensive (loss) income:
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during period	(0.2)	0.3
Net change in cumulative translation adjustments, net of tax	(18.5)	10.9
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.1	—
Net change in other comprehensive (loss) income	(18.6)	11.2
Comprehensive (loss) income	$(28.3)	$11.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	September 27,	June 28,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$311.1	$297.2
Short-term investments	537.7	552.2
Restricted cash	32.1	31.9
Accounts receivable, net (Note 6)	295.6	296.2
Inventories, net	155.2	153.3
Prepayments and other current assets	80.1	78.7
Total current assets	1,411.8	1,409.5
Property, plant and equipment, net	292.0	288.8
Goodwill	264.2	267.0
Intangibles, net	160.8	177.8
Deferred income taxes	173.3	183.3
Other non-current assets	25.5	25.5
Total assets	$2,327.6	$2,351.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$152.6	$137.1
Accrued payroll and related expenses	72.3	79.9
Income taxes payable	21.8	21.4
Deferred revenue	78.3	77.5
Accrued expenses	31.2	34.8
Other current liabilities	53.4	57.7
Total current liabilities	409.6	408.4
Long-term debt	542.5	536.3
Other non-current liabilities	208.0	219.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at September 27, 2014 and June 28, 2014, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 232 million shares at September 27, 2014 and 230 million shares at June 28, 2014, issued and outstanding	0.2	0.2
Additional paid-in capital	69,969.8	69,957.0
Accumulated deficit	(68,795.0)	(68,780.6)
Accumulated other comprehensive (loss) income	(7.5)	11.1
Total stockholders’ equity	1,167.5	1,187.7
Total liabilities and stockholders’ equity	$2,327.6	$2,351.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Three Months Ended
	September 27,	September 28,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(9.7)	$0.3
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	19.6	17.8
Amortization of acquired technologies and other intangibles	15.1	14.1
Stock-based compensation	15.7	15.7
Amortization of debt issuance costs and accretion of debt discount	6.7	3.3
Other	1.4	2.0
Changes in operating assets and liabilities:
Accounts receivable	(0.5)	(18.6)
Inventories	(3.2)	2.4
Other current and non-current assets	(2.8)	(4.4)
Accounts payable	17.9	29.5
Income taxes payable	1.1	(0.2)
Deferred revenue, current and non-current	0.2	1.7
Deferred taxes, net	7.6	(4.9)
Accrued payroll and related expenses	(16.3)	(22.8)
Accrued expenses and other current and non-current liabilities	(12.0)	(6.4)
Net cash provided by operating activities	40.8	29.5

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(151.7)	(470.5)
Maturities of available-for-sale investments	145.1	46.8
Sales of available-for-sale investments	19.6	25.7
Changes in restricted cash	(0.7)	(0.5)
Acquisition of a business, net of cash acquired	—	(0.1)
Capital expenditures	(26.5)	(12.4)
Proceeds from the sale of assets	2.2	0.1
Net cash used in investing activities	(12.0)	(410.9)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	—	650.0
Payment of debt issuance costs	—	(13.5)
Repurchase and retirement of common stock	(4.7)	(100.0)
Payment of financing obligations	(10.1)	(0.3)
Proceeds from exercise of employee stock options and employee stock purchase plan	5.4	11.6
Net cash (used in) provided by financing activities	(9.4)	547.8

Effect of exchange rate changes on cash and cash equivalents	(5.5)	1.9
Increase in cash and cash equivalents	13.9	168.3
Cash and cash equivalents at beginning of period	297.2	281.0
Cash and cash equivalents at end of period	$311.1	$449.3

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of September 27, 2014 and for the three months ended September 27, 2014 and September 28, 2013 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014.

The balance sheet as of June 28, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 27, 2014 and September 28, 2013 may not be indicative of results for the year ending June 27, 2015 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2015 is a 52-week year ending on June 27, 2015. The Company’s fiscal 2014 was a 52-week year ending on June 28, 2014.

Change in Reportable Segments

During the first quarter of fiscal 2015 the Company reorganized its Network Service and Enablement (“NSE”) reportable segment into two separate reportable segments: Network Enablement (“NE”) and Service Enablement (“SE”). This change does not impact previously reported consolidated financial information. However, historical information related to the NSE reportable segment has been recast to reflect the new NE and SE reportable segment structure. Refer to “Note. 16. Operating Segments” for more information.

JDSU Separation

On September 10, 2014, the Company announced plans to separate into two publicly traded companies: an optical components and commercial lasers company consisting of JDSU’s current Communications and Commercial Optical Products segment (“CCOP”), and a network and service enablement company consisting of JDSU’s current NE, SE and Optical Security and Performance Products (“OSP”) segments. The separation is expected to occur through a tax-free pro rata spinoff of CCOP to JDSU shareholders, though the structure is subject to change based upon various tax and regulatory factors. The Company expects the separation to be completed by the third calendar quarter of 2015.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to revenue recognition. This guidance will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in the first quarter of fiscal 2018. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. The Company is evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for the Company in the first quarter of fiscal 2016 and will impact the treatment of the proposed tax-free spinoff of the CCOP business expected to be completed by the third calendar quarter of 2015 (the first quarter of fiscal 2016). Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	September 27,	September 28,
	2014	2013
Numerator:
Net (loss) income	$(9.7)	$0.3
Denominator:
Weighted-average number of common shares outstanding:
Basic	230.8	235.3
Effect of dilutive securities from stock-based benefit plans	—	4.3
Diluted	230.8	239.6

Net (loss) income per share from:
Basic	$(0.04)	$0.00
Diluted	$(0.04)	$0.00

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 27,	September 28,
	2014 (1) (2)	2013 (2)
Stock options and employee stock purchase plan	4.0	1.5
Restricted stock units	10.4	0.5
Total potentially dilutive securities	14.4	2.0

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

Note 4. Accumulated Other Comprehensive Income (Loss)

The Company’s Accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the three months ended September 27, 2014, the changes in Accumulated other comprehensive income (loss) by component net of tax were as follows (in millions):

	Unrealized
	losses on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 28, 2014	$(2.8)	$26.2	$(12.3)	$11.1
Other comprehensive loss before reclassification adjustments	(0.2)	(18.5)	—	(18.7)
Amounts reclassified from Accumulated other comprehensive income	—	—	0.1	0.1
Net current-period other comprehensive (loss) income	(0.2)	(18.5)	0.1	(18.6)
Ending balance as of September 27, 2014	$(3.0)	$7.7	$(12.2)	$(7.5)

(1)

Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Operations for the three months ended September 27, 2014. There was no tax impact. Refer to “Note 14. Employee Defined Benefit Plans” for more details on the computation of net periodic cost for pension plans.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Mergers and Acquisitions

Holdback Payments Related to Fiscal 2014 Acquisitions

On January 6, 2014 (“Network Instruments Closing Date”), the Company completed the acquisition of Network Instruments, LLC (“Network Instruments”) a privately-held U.S. company for $208.5 million in cash, subject to final cash and working capital adjustments including holdback payments of approximately $20.0 million which are reserved for potential breaches of representations and warranties. During the first quarter of fiscal 2015 the Company released a $9.8 million holdback payment following the six-month anniversary of the Network Instruments Closing Date. The payment is classified as a financing activity within the Consolidated Statements of Cash Flows. The final holdback payment of $10.0 million is to be paid following the one-year anniversary of the Network Instruments Closing Date.

Note 6. Balance Sheet and Other Details

Accounts receivable reserves and allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 28,	Charged to Costs		September 27,
	2014	and Expenses	Adjustments (1)	2014
Allowance for doubtful accounts	$3.0	$0.2	$(0.1)	$3.1
Allowance for sales returns	0.5	0.1	(0.2)	0.4
Total accounts receivable reserves	$3.5	$0.3	$(0.3)	$3.5

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

Inventories, net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	September 27,	June 28,
	2014	2014
Finished goods	$81.5	$78.4
Work in process	39.5	40.1
Raw materials	34.2	34.8
Inventories, net	$155.2	$153.3

Prepayments and other current assets

The components of Prepayments and other current assets were as follows (in millions):

	September 27,	June 28,
	2014	2014
Prepayments	$36.7	$33.3
Other current assets	43.4	45.4
Prepayments and other current assets	$80.1	$78.7

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other current liabilities

The components of Other current liabilities were as follows (in millions):

	September 27,	June 28,
	2014	2014
Deferred compensation plan	$3.9	$3.9
Warranty	4.9	5.3
Restructuring	11.1	14.5
Holdback liabilities from acquisitions	14.8	22.5
Other	18.7	11.5
Other current liabilities	$53.4	$57.7

Other non-current liabilities

The components of Other non-current liabilities were as follows (in millions):

	September 27,	June 28,
	2014	2014
Pension and post-employment benefits	$100.6	$107.3
Financing obligation	31.0	31.4
Long-term deferred revenue	22.5	22.7
Other	53.9	58.1
Other non-current liabilities	$208.0	$219.5

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

As of September 27, 2014, the Company’s available-for-sale securities were as follows (in millions):

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$27.5	$—	$—	$27.5
U.S agencies	87.8	0.1	—	87.9
Municipal bonds and sovereign debt instruments	15.4	—	—	15.4
Asset-backed securities	87.3	—	(0.2)	87.1
Corporate securities	357.1	0.2	(0.1)	357.2
Total debt available-for-sale securities	$575.1	$0.3	$(0.3)	$575.1

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of September 27, 2014, of the total estimated fair value, $40.5 million was classified as cash equivalents, $533.8 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of September 27, 2014, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $3.9 million, of which $0.6 million was invested in debt securities, $0.5 million was invested in money market instruments and funds and $2.8 million was invested in equity securities.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three months ended September 27, 2014 and September 28, 2013, the Company recorded no other-than-temporary impairment charges.

As of September 27, 2014, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$412.0	$412.0
Amounts maturing in 1 - 5 years	162.1	162.3
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$575.1	$575.1

As of June 28, 2014, the Company’s available-for-sale securities were as follows (in millions)

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$36.8	$—	$—	$36.8
U.S. agencies	70.0	—	—	70.0
Municipal bonds and sovereign debt instruments	16.8	—	—	16.8
Asset-backed securities	94.7	0.1	(0.2)	94.6
Corporate securities	370.5	0.2	—	370.7
Total debt available-for-sale securities	$588.8	$0.3	$(0.2)	$588.9

As of June 28, 2014, of the total estimated fair value, $39.8 million was classified as cash equivalents, $548.3 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of June 28, 2014, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $3.9 million, of which $0.4 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $2.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value as of September 27, 2014 are summarized below (in millions):

		Fair value measurement as of September 27, 2014
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$27.5	$27.5	$—
U.S. agencies	87.9	—	87.9
Municipal bonds and sovereign debt instruments	15.4	—	15.4
Asset-backed securities	87.1	—	87.1
Corporate securities	357.2		357.2
Total debt available-for-sale securities	575.1	27.5	547.6
Money market funds	197.0	197.0	—
Trading securities	3.9	3.9	—
Total assets (1)	$776.0	$228.4	$547.6

(1)         $202.0 million in cash and cash equivalents, $537.7 million in short-term investments, $31.7 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheet.

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

•                  Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company generally include money market funds and U.S. Treasury securities as they are traded with sufficient volume and frequency of transactions.

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

•                  Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of June 28, 2014 and during the three months ended September 27, 2014, the Company held no Level 3 investments.

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

The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both September 27, 2014 and June 28, 2014, is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

			Communications	Optical Security
	Network	Service	and Commercial	and Performance
	Enablement (1)	Enablement (1)	Optical Products (2)	Products	Total
Balance as of June 28, 2014	$158.0	$94.8	$5.9	$8.3	$267.0
Currency translation and other adjustments	(1.6)	(0.9)	(0.3)	—	(2.8)
Balance as of September 27, 2014	$156.4	$93.9	$5.6	$8.3	$264.2

(1)         In the first quarter of fiscal 2015, the Company reorganized its NSE reportable segment into two separate reportable segments, NE and SE. The goodwill of NSE was allocated between the two new segments based on their relative fair value as of June 29, 2014, the first day of fiscal 2015. The Company determined that based on its cash flow structure, organizational structure and the financial information provided to and reviewed by Management, NE and SE also represented new reporting units for fiscal 2015. Refer to “Note. 16. Operating Segments” for more information.

(2)         The goodwill balance as of September 27, 2014 for the CCOP segment relates to the acquisition of Time-Bandwidth and has been allocated to the Lasers reporting unit.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2014, the Company completed the annual impairment test of goodwill, which indicated there was no goodwill impairment.

As the Company reorganized its NSE segment into two reportable segments during the first quarter of fiscal 2015, the goodwill allocated to the new NE and SE reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the new reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis on the new reporting units to determine the amount of the impairment loss. The Company recorded no impairment charge as a result of the interim period impairment test performed during the three months ended September 27, 2014. There were no events or changes in circumstances which triggered an impairment review for the Lasers and OSP reporting units during the three months ended September 27, 2014.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of September 27, 2014	Amount	Amortization	Net
Acquired developed technology	$543.2	$(447.2)	$96.0
Customer relationships	201.4	(143.7)	57.7
Other	23.1	(21.4)	1.7
Total intangibles subject to amortization	767.7	(612.3)	155.4
In-process research and development intangibles	5.4	—	5.4
Total intangibles	$773.1	$(612.3)	$160.8

	Gross
	Carrying	Accumulated
As of June 28, 2014	Amount	Amortization	Net
Acquired developed technology	$548.8	$(443.1)	$105.7
Customer relationships	205.2	(142.3)	62.9
Other	24.2	(22.1)	2.1
Total intangibles subject to amortization	778.2	(607.5)	170.7
In-process research and development intangibles	7.1	—	7.1
Total intangibles	$785.3	$(607.5)	$177.8

During the three months ended September 27, 2014, the Company completed its in-process research and development (“IPR&D”) project related to the fiscal 2014 acquisition of Network Instruments. Accordingly, $1.7 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of fifty-two months.

During the three months ended September 27, 2014 and September 28, 2013, the Company recorded $15.1 million and $14.1 million respectively, of amortization expense relating to acquired developed technology, customer relationships and other intangibles.

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 27, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2015	$44.4
2016	38.7
2017	35.4
2018	22.7
2019	10.8
Thereafter	3.4
Total amortization	$155.4

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Debts and Letters of Credit

As of September 27, 2014 and June 28, 2014 the Company’s Long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the details of the Company’s debt (in millions):

	September 27,	June 28,
	2014	2014
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(107.5)	(113.7)
Carrying amount of liability component	$542.5	$536.3

Carrying amount of equity component (1)	$134.4	$134.4

(1) Included in Additional paid-in-capital on the Consolidated Balance Sheets.

The Company was in compliance with all debt covenants and held no short-term debt as of September 27, 2014 and June 28, 2014, respectively.

0.625% Senior Convertible Notes

On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased. The 2033 Notes and its terms are described in “Note 10. Debts and Letters of Credit” of the Company’s Annual Report on Form 10-K for the year ended June 28, 2014. During the three months ended September 27, 2014, the price of the Company’s common stock did not exceed the initial conversion price of $18.83 per share and no conversion features were triggered.

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of September 27, 2014, the expected remaining term of the 2033 Notes is 3.9 years.

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of September 27, 2014, the unamortized portion of the debt issuance costs related to the 2033 Notes was $8.7 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

Based on quoted market prices as of September 27, 2014 and June 28, 2014, the fair market value of the 2033 Notes was approximately $657.1 million and $653.0 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended
	September 27,	September 28,
	2014	2013
Effective interest rate	5.4%	5.4%
Interest expense-contractual interest	$1.0	$0.4
Accretion of debt discount	6.2	2.6

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of September 27, 2014, the Company had 13 standby letters of credit totaling $35.5 million.

Note 11. Restructuring and Related Charges

The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its business in response to market conditions. As of September 27, 2014, the Company’s total restructuring accrual was $21.4 million. During the three months ended September 27, 2014 and September 28, 2013, the Company recorded restructuring related expenses of $2.9 million and a benefit from restructuring activities of $0.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended  September 27, 2014, were as follows (in millions):

		Three
		Months Ended		Non-cash
	Balance	September 27,		Settlements	Balance
	June 28,	2014	Cash	and Other	September 27,
	2014	Charges	Settlements	Adjustments	2014
Fiscal 2015 Plan

CCOP Robbinsville Closure Plan (Workforce Reduction)	$—	$1.5	$(0.2)	$—	$1.3
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	4.6	0.3	(3.2)	—	1.7
CCOP Serangoon Closure Plan (Workforce Reduction)	1.7	—	(0.2)	—	1.5
Shared Services Restructuring Plan (Workforce Reduction)	1.8	—	(0.5)	—	1.3
NE Product Strategy Restructuring Plan (Workforce Reduction)	4.4	—	(0.6)	(0.2)	3.6
NE Lease Restructuring Plan (first floor)	6.9	0.3	(0.8)	—	6.4
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.5	—	—	(0.1)	1.4
Fiscal 2013 Plans
NE Lease Restructuring Plan	2.1	(0.1)	(0.2)	—	1.8
CCOP Outsourcing Plan (Workforce Reduction)	0.5	—	(0.1)	—	0.4
Other plans	0.2	0.4	(0.6)	—	—
Plans Prior to Fiscal 2013	2.5	0.5	(0.8)	(0.2)	2.0
Total	$26.2	$2.9	$(7.2)	$(0.5)	$21.4

Ottawa Lease Exit Costs	$3.1	$—	$(0.2)	$(0.1)	$2.8

As of September 27, 2014 and June 28, 2014, the Company included the long-term portion of the restructuring liability of $10.3 million and $11.7 million, respectively, as the restructuring accrual, a component under Other non-current liabilities, and the short-term portion as restructuring accrual, a component under Other current liabilities in the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in SG&A expenses. The fair value of the remaining contractual obligations, net of sublease income is $2.8 million and $3.1 million as of September 27, 2014 and June 28, 2014 respectively. The Company included the long-term portion of the contract obligations of $1.8 million and $2.0 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2015 Plan

CCOP Robbinsville Closure Plan

During the first quarter of fiscal 2015, Management approved a plan in the CCOP segment to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, a restructuring charge of $1.5 million was recorded for severance and employee benefits for approximately 30 employees primarily in manufacturing, research and development (“R&D”) and SG&A functions located in North America. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

Fiscal 2014 Plans

NE Realignment Plan

During the fourth quarter of fiscal 2014, Management approved a plan in the NE segment to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, 108 employees primarily in manufacturing, R&D and SG&A functions located in United States, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

CCOP Serangoon Closure Plan

During the fourth quarter of fiscal 2014, Management approved a plan in the CCOP segment to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, 42 employees primarily in manufacturing and R&D functions were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

Shared Services Restructuring Plan

During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Shared Services functions in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, 46 employees primarily in the general and administrative functions located in the United States, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2016.

NE Product Strategy Restructuring Plan

During the third quarter of fiscal 2014, Management approved a plan in the NE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, 62 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

NE Lease Restructuring Plan (first floor)

During the second quarter of fiscal 2014, Management approved a plan in the NE segment to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income as of September 27, 2014 was $6.4 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Central Finance and Information Technology (“IT”) Restructuring Plan

During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, 22 employees primarily in SG&A functions located in North America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2022.

Fiscal 2013 Plans

NE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NE segment. As of June 29, 2013, the Company exited the second floor workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of September 27, 2014 was $1.8 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

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

Plans Prior to Fiscal 2013

The restructuring accrual for plans that commenced prior to fiscal year 2013 was $2.0 million. Of this amount, $0.8 million is related to severance and benefits accrual for the NE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2013.

Note 12. Income Tax

The Company recorded an income tax expense of $6.1 million and $0.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively.

The income tax expense recorded for the three months ended September 27, 2014 and September 28, 2013, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the respective year. A tax benefit of $4.2 million was recorded in the Company’s income tax provision for the three months ended September 28, 2013 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

The income tax expense or benefit recorded differs from the expected tax expense or benefit that would be calculated by applying the federal statutory rate to the Company’s income or loss before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the recognition of the unrecognized tax benefit.

As of September 27, 2014 and June 28, 2014 the Company’s unrecognized tax benefits totaled $59.5 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $24.4 million accrued for the payment of interest and penalties at September 27, 2014. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $23.2 million.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 27, 2014 and September 28, 2013 was as follows (in millions):

	Three Months Ended
	September 27,	September 28,
	2014	2013
Cost of sales	$2.4	$2.4
Research and development	3.9	3.7
Selling, general and administrative	9.4	9.6
	$15.7	$15.7

Approximately $1.9 million of stock-based compensation was capitalized in inventory at September 27, 2014.

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

During the first quarter ended September 27, 2014 and September 28, 2013, the Company granted 4.8 million and 4.4 million RSUs, of which 0.7 million and 0.6 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2015 and fiscal 2014 was estimated to be $8.5 million and $9.2 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.1 million and 3.8 million granted during the first quarter ended September 27, 2014 and September 28, 2013 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

As of September 27, 2014, $106.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.4 years.

Full Value Awards are converted into shares upon vesting.  Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.  During the three months ended September 27, 2014 and September 28, 2013, the Company paid $8.3 million and $11.2 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Three Months Ended
	September 27,	September 28,
	2014	2013

Volatility of common stock	40.8%	53.9%
Average volatility of peer companies	53.4%	58.6%
Average correlation coefficient of peer companies	0.2156	0.2920
Risk-free interest rate	0.6%	0.8%

Note 14. Employee Defined Benefit Plans

The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees primarily in the United Kingdom (“U.K.”), Germany and Switzerland. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany and Switzerland, assumed in connection with acquisitions during fiscal 2010 and fiscal 2014. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.

As of September 27, 2014, the U.K. plan and Switzerland plan were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 27, 2014, the Company contributed $0.8 million to the U.K. and $0.1 million to the Switzerland plans. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended
	September 27,	September 28,
	2014	2013
Service cost	$0.2	$0.1
Interest cost	1.0	1.2
Expected return on plan assets	(0.4)	(0.4)
Recognized net actuarial (gains)/losses	0.1	—
Net periodic benefit cost	$0.9	$0.9

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $5.1 million related to its defined benefit pension plans during fiscal 2015 to make current benefit payments and fund future obligations. As of September 27, 2014, approximately $1.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2014.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 15. Commitments and Contingencies

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of September 27, 2014 and June 28, 2014.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended
	September 27,	September 28,
	2014	2013
Balance as of beginning of period	$6.3	$6.9
Provision for warranty	1.5	2.3
Utilization of reserve	(1.8)	(1.4)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.1)	(1.0)
Balance as of end of period	$5.9	$6.8

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 16. Operating Segments

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

In the first quarter of fiscal 2015, the Company reorganized its NSE reportable segment into two separate reportable segments, Network Enablement and Service Enablement. Splitting NSE into two reportable segments provides greater clarity and transparency regarding the markets, financial performance and business models of the NE and SE businesses. NE is a hardware-centric and more mature business consisting primarily of NSE’s traditional communications test instrument products. SE is a more software-centric business consisting primarily of software solutions that are embedded within the network and enterprise performance management solutions. Historical segment numbers have been recast to conform to this new reporting structure in our financial statements.

The Company’s reportable segments are:

(i) Network Enablement:

NE provides testing solutions that access the network to perform build out and maintenance tasks. These solutions include instruments and software to design, build, turn-up, certify, troubleshoot, and optimize networks.

(ii) Service Enablement:

SE solutions are embedded systems that yield network, service and application performance data. These solutions—including microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.

(iii) Communications and Commercial Optical Products:

CCOP provides components, modules, subsystems, and solutions used by communications equipment providers for telecommunications and enterprise data communications. These products enable the transmission of video, audio, and text data over high-capacity, fiber-optic cables. The product portfolio includes transmitters, receivers, amplifiers, reconfigurable optical add/drop multiplexers (“ROADMs”), optical transceivers, multiplexers and demultiplexers, switches, optical-performance monitors and couplers, splitters and circulators. CCOP also provides near-infrared light source technology used in 3D sensing systems.

CCOP also provides a broad laser portfolio that addresses the needs of original equipment manufacturers (“OEM”) clients for applications such as micromachining, materials processing, bioinstrumentation, consumer electronics, graphics, medical/dental, and optical pumping. JDSU products include diode, direct-diode, diode-pumped solid-state, fiber and gas lasers.

(iv) Optical Security and Performance Products:

OSP provides innovative optical security solutions, with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D and gesture recognition applications.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The accounting policies of the reportable segments are the same as those described in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014. The Company evaluates segment performance based on operating income (loss), excluding certain infrequent or unusual items.

The amounts shown as Corporate consist of certain unallocated corporate-level operating expenses. In addition, the Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, non-operating income and expenses, or other non-recurring charges to its segments as highlighted in the table below.

Information on reportable segments is as follows (in millions):

	Three Months Ended
	September 27,	September 28,
	2014	2013
Net revenue:
Network Enablement	$132.8	$145.1
Service Enablement	48.2	26.8
Communications and Commercial Optical Products	209.3	204.6
Optical Security and Performance Products	43.3	52.5
Net revenue	$433.6	$429.0

Operating income (loss):
Network Enablement	$20.1	$22.5
Service Enablement	0.8	(9.9)
Communications and Commercial Optical Products	25.1	27.2
Optical Security and Performance Products	15.9	19.1
Corporate	(22.4)	(23.5)
Total segment operating income	39.5	35.4
Unallocated amounts:
Stock-based compensation	(15.7)	(15.7)
Amortization of intangibles	(15.1)	(14.1)
Loss on disposal of long-lived assets	—	(0.3)
Restructuring and related charges	(2.9)	0.8
Other charges related to non-recurring activities	(1.6)	0.5
Interest and other income (expense), net	0.5	(0.6)
Interest expense	(8.3)	(5.2)
Loss (income) before income taxes	$(3.6)	$0.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negatives thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

• our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand;

• our belief that the Company is well positioned to benefit from certain industry trends and advancements, and our expectations of the role we will play in those advancements;

• our plans for growth and innovation opportunities;

• our plans to separate into two publicly traded companies, the composition of and markets for those companies, the anticipated costs and other impacts of the separation and the plan to achieve the separation through a tax-free spinoff;

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

In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 28, 2014.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS

JDSU is a leading provider of network and service enablement solutions and optical products for telecommunications service providers, wireless operators, cable operators, network equipment manufacturers (“NEMs”) and enterprises. JDSU is also an established leader in providing anti-counterfeiting technologies for currencies and other high-value documents and products. In addition, we leverage our core networking and optical technology expertise to deliver high-powered commercial lasers for manufacturing applications and expand into emerging markets, including 3D sensing solutions for consumer electronics.

On September 10, 2014, the Company announced plans to separate into two publicly traded companies: an optical components and commercial lasers company consisting of JDSU’s current Communications and Commercial Optical Products segment (“CCOP”), and a network and service enablement company consisting of JDSU’s current Network Enablement (“NE”), Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments. The separation is expected to occur through a tax-free pro-rata spinoff of CCOP to JDSU shareholders, though the structure is subject to change based upon various tax and regulatory factors, and is expected to be completed by the calendar third quarter of 2015.

In addition to the announcement to separate into two public companies, during the first quarter of fiscal 2015 the Company reorganized its Network Service and Enablement (“NSE”) reportable segment into two separate reportable segments: Network Enablement and Service Enablement. Splitting NSE into two reportable segments provides greater clarity and transparency regarding the markets, financial performance and business models of the NE and SE businesses. NE is a hardware-centric and more mature business consisting primarily of NSE’s traditional communications test instrument products. SE is a more software-centric business consisting primarily of (i) software solutions that are embedded within the network, and (ii) enterprise performance management solutions. Historical segment numbers have been recast to conform to this new reporting structure.

To serve its markets, JDSU operates the following business segments:

•                  Network Enablement

•                  Service Enablement

•                  Communications and Commercial Optical Products

•                  Optical Security and Performance Products

Network Enablement

NE provides an integrated portfolio of network enablement instruments and software that access the network to help build out, activate, and certify, troubleshooting and maintenance tasks. These solutions support more profitable, higher-performing networks and help speed time-to-revenue.

JDSU’s network enablement products and services are largely organized between seven product groups that target specific network testing solutions: Cloud and Data Center, Ethernet, Fiber, Media Access and Content (“MAC”), Mobility, Services, and Waveready. NE solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. NE’s solutions include one of the largest test instrument portfolios in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. NE is leveraging this installed base and knowledge of network management methods and procedures.

NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. NE customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent, Ciena, Cisco Systems, Fujitsu and Huawei. NE customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

Service Enablement

SE solutions are embedded systems that provide network, service and application data. These solutions—including microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.

JDSU’s service enablement products and services are largely organized between five product groups that target specific network intelligence, visibility and control solutions: Enterprise, Location Intelligence, Mobile Assurance and Analytics (“MAA”), Packet Portal, and RAN Solutions. SE solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks. These solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks.

SE customers include the same wireless and fixed services providers, NEMs, government organizations, large corporate customers, and storage-segment customers that are served by our NE segment.

Communications and Commercial Optical Products

CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components. JDSU optical communications offerings address the following markets: telecommunications (“Telecom”), datacom (“Datacom”) and consumer and industrial (“Consumer and Industrial”).

JDSU optical communications products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom, including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks, and Datacom for enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains leading positions in the fastest-growing optical communications segments, including ROADMs and tunable XFPs and SFP+s. CCOP’s growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

In the Consumer and Industrial markets, our optical communications products include our light source product which is integrated into 3D sensing platforms. 3D sensing systems use both CCOP’s light source and OSP’s optical filters. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, instead of using a device like a mouse or remote control. Emerging markets for 3D sensing include gaming platforms, home entertainment, mobile devices and personal computing.

JDSU’s portfolio of laser products includes components and subsystems used in a variety of OEM applications. OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state and gas—that offer low- to high-power output with ultraviolet (“UV”), visible and infrared (“IR”) wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

CCOP’s optical communications products customers include Adva, Alcatel-Lucent, Ciena, Cisco Systems, Ericsson, Fujitsu, Huawei, Infinera, Microsoft, Nokia Networks, and Tellabs. CCOP’s lasers customers include Amada, ASML, Beckman Coulter, Becton Dickinson, Disco, Electro Scientific Industries and KLA-Tencor.

Optical Security and Performance Products

OSP designs, manufactures, and sells products targeting anti-counterfeiting, consumer and industrial, government, healthcare and other markets.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 27,	September 28,		Percentage
	2014	2013	Change	Change
Segment net revenue:
NE	$132.8	$145.1	$(12.3)	(8.5)%
SE	48.2	26.8	21.4	79.9
CCOP	209.3	204.6	4.7	2.3
OSP	43.3	52.5	(9.2)	(17.5)
Net revenue	$433.6	$429.0	$4.6	1.1%

Amortization of acquired technologies	$10.0	$11.4	$(1.4)	(12.3)%
Percentage of net revenue	2.3%	2.7%

Gross profit	199.3	185.2	14.1	7.6%
Gross margins	46.0%	43.2%

Research and development	76.4	69.6	6.8	9.8%
Percentage of net revenue	17.6%	16.2%

Selling, general and administrative	110.7	107.1	3.6	3.4%
Percentage of net revenue	25.5%	25.0%

Amortization of other intangibles	5.1	2.7	2.4	88.9%
Percentage of net revenue	1.2%	0.6%

Restructuring and related (benefits) charges	2.9	(0.8)	3.7	(462.5)%
Percentage of net revenue	0.7%	(0.2)%

Net Revenue

Net revenue increased by $4.6 million, or 1.1%, during the three months ended September 27, 2014 compared to the same period a year ago. This increase was due to an increase in our SE and CCOP segments, partially offset by a decrease in our NE and OSP segments as discussed below.

NE net revenue decreased by $12.3 million, or 8.5%, during the three months ended September 27, 2014 compared to the same period a year ago. This decrease was driven by $15.2 million of net revenue decreases primarily from our MAC and Ethernet product lines. These decreases were primarily due to a reduction in carrier spending in the current period which resulted in lower demand from key customers. This was partially offset by $2.9 million of net revenue increases primarily due to increased volume and higher demand from key customers of our Waveready product line.

SE net revenue increased by $21.4 million, or 79.9%, during the three months ended September 27, 2014 compared to the same period a year ago as net revenue increased across our SE product lines. This increase was primarily due to incremental net revenue from our Enterprise product line which was acquired in third quarter of fiscal 2014, coupled with revenue growth in our Location Intelligence and RAN Solutions product lines driven by the recognition of previously deferred software and services revenue.

CCOP net revenue increased by $4.7 million, or 2.3%, during the three months ended September 27, 2014 compared to the same period a year ago. This increase was driven by $23.3 million of net revenue increases primarily from products addressing our Lasers and Telecom markets. These increases were primarily due to demand from a key customer for our second generation fiber laser product in the Lasers market and increased demand for our 40G and 100G modulators in the Telecom market. These increases were partially offset by $18.5 million of net revenue decreases from products addressing the Consumer and Industrial markets, primarily due to lower demand from a key customer for 3D sensing products in the current period.

OSP net revenue decreased by $9.2 million, or 17.5%, during the three months ended September 27, 2014 compared to the same period a year ago. This decrease was driven by $13.1 million of net revenue decreases primarily from our Consumer and Industrial product line driven by the exit of lower margin legacy products in the fourth quarter of fiscal 2014 and lower demand from a key customer for 3D sensing products in the current period. This decrease was partially offset by $3.9 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NE, SE and optical communications product portfolios, and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP, NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our CCOP, NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; and (e) the proposed spinoff may result in disruptions to, and negatively impact our relationships with, our customers and other business partners. In addition, we anticipate lower demand and revenue from our 3D sensing products in our CCOP and OSP segments through fiscal 2015 compared to fiscal 2014.

We operate primarily in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic region (in millions):

	Three Months Ended
	September 27,		September 28,
	2014		2013
Net revenue:
Americas	$193.9	44.7%	$199.2	46.4%
EMEA	105.0	24.2	104.0	24.3
Asia-Pacific	134.7	31.1	125.8	29.3
Total net revenue	$433.6	100.0%	$429.0	100.0%

Net revenue was assigned to geographic regions based on customer shipment locations. Net revenue for Americas included net revenue from the United States of $143.9 million and $144.7 million, respectively, for the three months ended September 27, 2014 and September 28, 2013. Net revenue from customers outside the Americas represented 55.3% and 53.6%, respectively, of net revenue for the three months ended September 27, 2014 and September 28, 2013. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and net revenue growth opportunities.

Gross Margin

Gross margin increased 2.8 percentage points during the three months ended September 27, 2014 from 43.2% in the same period a year ago to 46.0% in the current period. The increase was primarily due to a more favorable product mix within each our segments in current period, particularly in our SE segment driven by the addition of the higher-margin Enterprise product line which was acquired in the third quarter of fiscal 2014 This was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other three segments, represented a higher percentage of consolidated net revenue in the current period.

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

Research and Development (“R&D”)

As a percentage of net revenue, R&D expense increased by 1.4 percentage points during the three months ended September 27, 2014 compared to the same period a year ago as we continue to invest in our product portfolio to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets. R&D expense increased by $6.8 million, or 9.8%, during the three months ended September 27, 2014 compared to the same period a year ago. This increase was primarily driven by a $7.6 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and our strategic acquisitions in the second and third quarters of fiscal 2014. This was partially offset by an additional $1.2 million of R&D offsets from CCOP customer-funded development projects in the current period.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

As a percentage of net revenue, SG&A expense remained relatively flat during the three months ended September 27, 2014 compared to the same period a year ago, increasing by 0.5 percentage points. SG&A expense increased by $3.6 million, or 3.4%, during the three months ended September 27, 2014 compared to the same period a year ago. This increase was primarily driven by a $3.9 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation related to our strategic acquisitions in the second and third quarters of fiscal 2014. This was partially offset by a $1.3 million reduction in SG&A travel expense related to our continuing efforts to reduce non-essential spending.

We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses, expenses related to our proposed separation of the business into two public companies and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

Restructuring and Related Charges

We continue to reduce costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized cost savings of approximately $33 million excluding any one-time charge as a result of the restructuring activities initiated through the first quarter of fiscal 2015. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. Refer to “Note 11. Restructuring and Related Charges” for more information. Additionally, we expect to incur significant restructuring and related charges during the remainder of fiscal 2015 related to our proposed separation of the Company into two public companies and our continuing efforts to reduce ongoing costs of our businesses.

During the three months ended September 27, 2014, we recorded $2.9 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the first quarter of fiscal 2015, Management approved a plan in the CCOP segment to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, a restructuring charge of $1.5 million was recorded for severance and employee benefits for approximately 30 employees primarily in manufacturing, R&D, and SG&A functions located in North America. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2015.

•                  We also incurred a restructuring charge of $0.3 million primarily for additional severance and employee benefits related to the NE Realignment Plan announced in the fourth quarter of fiscal 2014.

During the three months ended September 28, 2013, we recorded benefits from restructuring activities of $0.8 million. These benefits relate to previously announced restructuring plans and are primarily the result of the following:

•                  We incurred restructuring and related benefits from previously announced restructuring plans in the first quarter of fiscal 2014 relating to a reduction in the number of employees impacted by the OSP Operational Realignment Plan which reduced the total liability for this plan by approximately $0.9 million.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.8 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.5 million during the three months ended September 27, 2014 as compared to $(0.6) million during the same period a year ago. This $1.1 million change was driven by a $0.6 million increase in interest income primarily due to higher invested balances and yields on our investment portfolios in the current period, coupled with an improved balance sheet hedging result in the current period as the foreign currency exchange loss was $0.3 million in the current period compared to a loss of $0.8 million in the prior period.

Interest Expense

Interest expense increased by $3.1 million, or 59.6%, during the three months ended September 27, 2014 compared to the same period a year ago. This was primarily due to a $4.2 million increase in accretion of unamortized debt discount and contractual interest expense related to the 0.625% Convertible Notes due 2033 (the “2033 Notes”) which were issued on August 21, 2013. Due to the timing of the issuance of the 2033 Notes, the prior period reflects only a partial quarter of interest expense related to the 2033 Notes compared to a full quarter of expense in the current period. This was partially offset by the fact that the prior period reflected a one-time $1.3 million write-off of unamortized issuance costs upon the termination of our revolving credit facility.

Provision for Income Tax

We recorded an income tax expense of $6.1 million and $0.5 million for the three months ended September 27, 2014 and September 28, 2013, respectively.

The income tax expense recorded for the three months ended September 27, 2014 and September 28, 2013, primarily relate to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the respective year. A tax benefit of $4.2 million was recorded in our income tax provision for the three months ended September 28, 2013 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

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

As of September 27, 2014 and June 28, 2014, our unrecognized tax benefits totaled $59.5 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $24.4 million accrued for the payment of interest and penalties at September 27, 2014. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $23.2 million.

Operating Segment Information (in millions):

	Three Months Ended
	September 27,	September 28,		Percentage
	2014	2013	Change	Change
NE
Net revenue	$132.8	$145.1	$(12.3)	(8.5)%
Operating income	20.1	22.5	(2.4)	(10.7)%
Operating margin	15.1%	15.5%

SE
Net revenue	$48.2	$26.8	$21.4	79.9%
Operating income	0.8	(9.9)	10.7	(108.1)%
Operating margin	1.7%	(36.9)%

CCOP
Net revenue	$209.3	$204.6	4.7	2.3%
Operating income	25.1	27.2	(2.1)	(7.7)%
Operating margin	12.0%	13.3%

OSP
Net revenue	$43.3	$52.5	(9.2)	(17.5)%
Operating income	15.9	19.1	(3.2)	(16.8)%
Operating margin	36.7%	36.4%

NE

NE operating margin decreased 0.4 percentage points during the three months ended September 27, 2014 from 15.5% in the same period a year ago to 15.1% in the current period. The decrease in operating margin was primarily due to a decrease in net revenue as described above. This was partially offset by an improvement in gross margin driven by a more favorable product mix and supply chain efficiencies realized in the current period, coupled with a reduction in SG&A expense primarily due to our continuing efforts to reduce non-essential spending.

SE

SE operating margin increased 38.6 percentage points during the three months ended September 27, 2014 from (36.9)% in the same period a year ago to 1.7% in the current period. The increase in operating margin was primarily due to an increase in net revenue as described above, coupled with the addition of the higher-margin Enterprise product line which was acquired in the third quarter of fiscal 2014. This was partially offset by an increase in operating expenses driven by higher headcount associated with our strategic acquisitions during the second and third quarters of fiscal 2014 and our ongoing R&D investments.

CCOP

CCOP operating margin decreased 1.3 percentage points during the three months ended September 27, 2014 from 13.3% in the same period a year ago to 12.0% in the current period. The decrease in operating margin was primarily due an increase in operating expenses driven by higher headcount and spending associated with our ongoing R&D investments. This was partially offset by an improvement in gross margin primarily due to a more favorable product mix and improvements in yield, coupled with an increase in net revenue as noted above.

OSP

OSP operating margin remained relatively flat during the three months ended September 27, 2014, increasing by 0.3 percentage points from 36.4% in the same period a year ago to 36.7% in the current period.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at Management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at September 27, 2014 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of September 27, 2014, U.S. entities owned approximately 82.4% of our cash and cash equivalents, short-term investments and restricted cash.

As of September 27, 2014, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 27, 2014, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of September 27, 2014 our combined balance of cash and cash equivalents, short-term investments and restricted cash remained relatively flat, decreasing by $0.4 million to $880.9 million from $881.3 million as of June 28, 2014.

During the three months ended September 27, 2014, cash provided by operating activities was $40.8 million, primarily resulting from $56.4 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax balances which are non-cash in nature, partially offset by changes in operating assets and liabilities of $15.6 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $16.3 million due to timing of salary and higher variable incentive payments and a decrease in accrued expenses and other current and non-current liabilities of $12.0 million, partially offset by an increase in accounts payable of $17.9 million due to lower payment activity in the current quarter.

During the three months ended September 28, 2013, cash provided by operating activities was $29.5 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $52.9 million and changes in operating assets and liabilities that used $23.7 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $22.8 million due to timing of salary payments, an increase in accounts receivable of $18.6 million due to an increase in sales and a decrease in accrued expenses and other current and non-current liabilities of $6.6 million, partially offset by an increase in accounts payable of $29.5 million due to lower payment activity.

During the three months ended September 27, 2014, cash used in investing activities was $12.0 million, primarily resulting from $151.7 million of purchases of available-for-sale investments and $26.5 million of cash used for capital expenditures, partially offset by $164.7 million of maturities and sales of available-for-sale investments in the current period.

During the three months ended September 28, 2013 cash used for investing activities was $410.9 million, primarily related to the investment of proceeds from the 2033 Notes for purchases of available-for-sale investments of $470.5 million, partially offset by proceeds from maturities of available-for-sale investments of $46.8 million and sales of available-for-sale investments of $25.7 million.

During the three months ended September 27, 2014, cash used in financing activities was $9.4 million, primarily resulting from a $9.8 million holdback payment related to the acquisition of Network Instruments and $4.7 million of cash used to repurchase our common stock, partially offset by $5.4 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan in the current period.

During the three months ended September 28, 2013, cash used for financing activities $547.8 million, primarily related to the $650.0 million proceeds from the 2033 Notes partially offset by the repurchase of 7.4 million shares of our outstanding common stock for $100.0 million.

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

•                  volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•                  volatility in foreign exchange market which impacts our financial results;

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

Contractual Obligations

During the first quarter of fiscal 2015, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, except for those occurring in the ordinary course of our business.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, other than the guarantees discussed in “Note 15. Commitments and Contingencies.”

Employee Stock-based Benefit Plans

Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 13. Stock-Based Compensation” for more information.

Pension and Other Post-retirement Benefits

We sponsor significant pension plans for certain past and present employees primarily in the U.K., Germany and Switzerland.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with acquisitions during fiscal 2010 and fiscal 2014. The U.K. plan and Switzerland plan are partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. As of September 27, 2014, our pension plans were under funded by $102.4 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 27, 2014, the fair value of plan assets had increased approximately 2.7% since June 28, 2014, our most recent fiscal year end.

A key actuarial assumption is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and, due to the fact that the projected benefit obligation (“PBO”) is calculated on a net present value basis, changes in the discount rate will also impact the current PBO. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.7 million based upon June 28, 2014 data.

In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Refer to “Note 14. Employee Defined Benefit Plans” for more details.

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

The following table provides information about our foreign currency forward contracts outstanding as of September 27, 2014.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)

Australian Dollar (contracts to sell AUD / buy USD)	AUD	6.5	5.7
Brazilian Real (contracts to sell BRL / buy USD)	BRL	27.9	11.3
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	60.0	$54.1
Swiss Franc (contracts to buy CHF / sell USD)	CHF	4.5	4.8
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	229.4	37.1
Euro (contracts to buy EUR / sell USD)	EUR	70.9	90.7
British Pound (contracts to buy GBP / sell USD)	GBP	11.3	18.4
Indian Rupee (contracts to sell INR / buy USD)	INR	252.7	4.1
Japanese Yen (contracts to buy JPY / sell USD)	JPY	838.4	7.7
South Korean Won (contracts to buy KRW / sell USD)	KRW	2,635.0	2.5
Mexican Peso (contracts to buy MXN / sell USD)	MXN	91.5	6.8
Malaysian Ringgit (contracts to buy MYR / sell USD)	MYR	3.2	1.0
Swedish Krona (contracts to buy SEK / sell USD)	SEK	34.0	4.7
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	45.4	35.8
Turkish Lira (contracts to sell Try / Buy USD)	TRY	2.3	1.0
Total USD notional amount of outstanding foreign exchange contracts			$285.7

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized demand obligations, or variable rate demand notes at September 27, 2014.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of September 27, 2014, the fair market value of the 2033 Notes was $657.1 million. Refer to “Note 10. Debt and Letters of Credit” for more details.

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

Item 1A. Risk Factors

Other than the risks described below and elsewhere in this Quarterly Report on Form 10-Q related to the decision to separate our business into two separate public companies, there have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 28, 2014.

We may not be able to complete the proposed spinoff of our CCOP business within the expected time frame or at all.  The proposed transaction will require significant time and attention from our management, will result in increased operating expenses and, if completed, may not produce the anticipated benefits.

On September 10, 2014, we announced plans to separate into two publicly traded companies: an optical components and commercial lasers company consisting of our current CCOP segment and a network and service enablement company consisting of our current NE, SE and OSP segments. Completion of the separation will be subject to certain conditions, such as approval by our Board of Directors, receipt of tax opinions, effectiveness of a registration statement and foreign regulatory requirements. Our ability to complete the separation could be affected by unanticipated developments or changes in market conditions. For these and other reasons, we may not be able to complete the separation within the expected time frame, or at all.

Even if the separation is completed, we may not realize the anticipated benefits. In the near-term, the separation will result in additional operating expenses, including one-time transaction expense associated with the spinoff, and will require significant time and attention of our management, which could distract management from the operation of our business. In addition, we could face difficulties retaining key customers or employees as a result of the separation. If any of these risks materialize, they could adversely affect our operating results.

The proposed spinoff of our CCOP business could result in substantial tax liability to us and our shareholders.

One of the conditions for completing the spinoff will be our receipt of a tax opinion from our advisors substantially to the effect that, for U.S. federal income tax purposes, the spinoff will qualify as a tax-free distribution under certain sections of the Internal Revenue Code. If any of the factual representations and assumptions made in connection with obtaining the tax opinion are inaccurate or incomplete in any material respect, then we will not be able to rely on the tax opinion. Furthermore, the tax opinion will not be binding on the Internal Revenue Service (IRS) or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinion and such challenge could prevail.

If, notwithstanding our receipt of the tax opinion, the spinoff is determined to be taxable, then (i) we would be subject to tax as if we sold the stock distributed in the spinoff in a taxable sale for its fair market value; and (ii) each shareholder who receives stock distributed in the spinoff would be treated as receiving a distribution of property in an amount equal to the fair market value of such stock that would generally result in varied tax liabilities for each shareholder, which may be substantial.

The proposed spinoff may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

Uncertainty related to the proposed separation may lead customers and other parties to terminate or attempt to negotiate changes in existing business relationships. These disruptions could have a material and adverse effect on our businesses, financial condition, results of operations, and prospects. The effect of such disruptions could be exacerbated by any delays in the completion of the separation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 30, 2014 and July 1, 2014, we repurchased an aggregate of 395,851 shares of our common stock in open market transactions at an average price of $11.93 per share pursuant to the program authorized by our Board of Directors on May 21, 2014. Under the program the Company is authorized to repurchase up to $100.0 million of our common stock through open market or private transactions between May 27, 2014 and June 27, 2015. As of September 27, 2014 the approximate dollar value of shares that may yet be purchased under the program is $40.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement between JDS Uniphase Corporation and David Heard, dated October 23, 2014	8-K	10.1	10/23/14
10.2	2008 Change of Control Benefits Plan of JDS Uniphase Corporation	8-K	10.2	10/23/14
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: November 4, 2014