Form 10-Q
period 2014-12-27
JDS UNIPHASE CORP /CA/
filed 2015-02-05
CIK 912093

o

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 27, 2014

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

As of January 24, 2015, the Registrant had 232,684,747 shares of common stock outstanding. The par value of each share of common stock is $0.001.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net revenue	$437.1	$447.6	$870.7	$876.6
Cost of sales	225.5	232.8	449.8	465.2
Amortization of acquired technologies	11.1	9.9	21.1	21.3
Gross profit	200.5	204.9	399.8	390.1
Operating expenses:
Research and development	79.2	72.3	155.6	141.9
Selling, general and administrative	114.8	109.0	225.5	216.1
Amortization of other intangibles	5.0	2.8	10.1	5.5
Restructuring and related charges	9.7	1.0	12.6	0.2
Total operating expenses	208.7	185.1	403.8	363.7
(Loss) income from operations	(8.2)	19.8	(4.0)	26.4
Interest and other income (expense), net	0.4	0.4	0.9	(0.2)
Interest expense	(8.5)	(8.4)	(16.8)	(13.6)
(Loss) income before income taxes	(16.3)	11.8	(19.9)	12.6
Provision for income taxes	8.8	3.0	14.9	3.5
Net (loss) income	$(25.1)	$8.8	$(34.8)	$9.1

Net (loss) income per share from:
Basic	$(0.11)	$0.04	$(0.15)	$0.04
Diluted	$(0.11)	$0.04	$(0.15)	$0.04

Shares used in per share calculation:
Basic	232.1	233.0	231.5	234.2
Diluted	232.1	235.8	231.5	237.8

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net (loss) income	$(25.1)	$8.8	$(34.8)	$9.1
Other comprehensive (loss) income:
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during the period	(0.3)	(0.1)	(0.5)	0.2
Net change in cumulative translation adjustment, net of tax	(17.4)	(1.1)	(35.9)	9.8
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.2	0.1	0.3	0.1
Net change in Accumulated other comprehensive (loss) income	(17.5)	(1.1)	(36.1)	10.1
Comprehensive (loss) income	$(42.6)	$7.7	$(70.9)	$19.2

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	December 27,	June 28,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$293.6	$297.2
Short-term investments	545.1	552.2
Restricted cash	28.9	31.9
Accounts receivable, net (Note 6)	317.4	296.2
Inventories, net	153.1	153.3
Prepayments and other current assets	78.9	78.7
Total current assets	1,417.0	1,409.5
Property, plant and equipment, net	285.0	288.8
Goodwill	261.3	267.0
Intangibles, net	141.9	177.8
Deferred income taxes	166.2	183.3
Other non-current assets	24.2	25.5
Total assets	$2,295.6	$2,351.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128.9	$137.1
Accrued payroll and related expenses	84.0	79.9
Income taxes payable	24.6	21.4
Deferred revenue	76.1	77.5
Accrued expenses	37.6	34.8
Other current liabilities	51.5	57.7
Total current liabilities	402.7	408.4
Long-term debt	548.8	536.3
Other non-current liabilities	206.3	219.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 27, 2014 and June 28, 2014, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 233 million shares at December 27, 2014 and 230 million shares at June 28, 2014, issued and outstanding	0.2	0.2
Additional paid-in capital	69,982.7	69,957.0
Accumulated deficit	(68,820.1)	(68,780.6)
Accumulated other comprehensive (loss) income	(25.0)	11.1
Total stockholders’ equity	1,137.8	1,187.7
Total liabilities and stockholders’ equity	$2,295.6	$2,351.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Six Months Ended
	December 27,	December 28,
	2014	2013
OPERATING ACTIVITIES:
Net (loss) income	$(34.8)	$9.1
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	40.2	35.6
Amortization of acquired technologies and other intangibles	31.2	26.8
Stock-based compensation	30.7	31.4
Amortization of debt issuance costs and accretion of debt discount	13.5	9.8
Amortization of discount and premium on investments, net	1.9	1.9
Other	3.1	(0.7)
Changes in operating assets and liabilities:
Accounts receivable	(23.7)	(28.3)
Inventories	(2.4)	4.0
Other current and non-current assets	(2.6)	(3.5)
Accounts payable	1.1	21.8
Income taxes payable	4.3	1.3
Deferred revenue, current and non-current	0.8	(3.2)
Deferred taxes, net	13.5	(4.7)
Accrued payroll and related expenses	(8.5)	(7.2)
Accrued expenses and other current and non-current liabilities	(10.9)	(10.2)
Net cash provided by operating activities	57.4	83.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(300.2)	(671.7)
Maturities of available-for-sale investments	265.9	135.3
Sales of available-for-sale investments	39.2	154.7
Changes in restricted cash	2.6	(1.1)
Acquisition of businesses, net of cash acquired	—	(22.5)
Capital expenditures	(50.4)	(44.3)
Proceeds from the sale of assets	4.2	6.9
Net cash used in investing activities	(38.7)	(442.7)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	—	650.0
Payment of debt issuance costs	—	(13.5)
Repurchase and retirement of common stock	(4.7)	(100.0)
Payment of financing obligations	(12.9)	(0.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	6.9	13.8
Net cash (used in) provided by financing activities	(10.7)	549.7

Effect of exchange rate changes on cash and cash equivalents	(11.6)	1.5
(Decrease) increase in cash and cash equivalents	(3.6)	192.4
Cash and cash equivalents at beginning of period	297.2	281.0
Cash and cash equivalents at end of period	$293.6	$473.4

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of December 27, 2014 and for the three and six months ended December 27, 2014 and December 28, 2013 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014.

The balance sheet as of June 28, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 27, 2014 and December 28, 2013 may not be indicative of results for the year ending June 27, 2015 or any future periods.

Fiscal Years

The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2015 is a 52-week year ending on June 27, 2015. The Company’s fiscal 2014 was a 52-week year ending on June 28, 2014.

Change in Reportable Segments

During the first quarter of fiscal 2015 the Company reorganized its Network Service and Enablement (“NSE”) reportable segment into two separate reportable segments: Network Enablement (“NE”) and Service Enablement (“SE”). This change does not impact previously reported consolidated financial information. However, historical information related to the NSE reportable segment has been recast to reflect the new NE and SE reportable segment structure. Refer to “Note 16. Operating Segments” for more information.

JDSU Separation

On September 10, 2014, the Company announced plans to separate into two publicly traded companies to be named at a later date: an optical components and commercial lasers company consisting of JDSU’s current Communications and Commercial Optical Products (“CCOP”) segment, and a network and service enablement company consisting of JDSU’s current Network Enablement (“NE”), Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments. The separation is expected to occur through a tax-free pro rata spinoff of CCOP to JDSU shareholders, though the structure is subject to change based upon various tax and regulatory factors. The Company expects to complete the separation by the third calendar quarter of 2015.

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

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The new guidance is effective for the Company in the first quarter of fiscal 2018. This guidance allows for two methods of adoption: (a) full retrospective adoption, meaning the guidance is applied to all periods presented, or (b) modified retrospective adoption, meaning the cumulative effect of applying this guidance is recognized as an adjustment to the fiscal 2018 opening Accumulated deficit balance. The Company is evaluating the two adoption methods as well as the impact this new guidance will have on the consolidated financial statements and related disclosures.

In April 2014, the FASB issued authoritative guidance, which specifies that only disposals, such as a disposal of a major line of business, representing a strategic shift in operations should be presented as discontinued operations. In addition, the new guidance requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This guidance is effective for the Company in the first quarter of fiscal 2016 and may apply to the treatment of the proposed tax-free spinoff of the CCOP business expected to be completed by the third calendar quarter of 2015 (the first quarter of fiscal 2016). Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. The Company is evaluating the impact of adopting this new accounting guidance on the consolidated financial statements.

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Numerator:
Net (loss) income	$(25.1)	$8.8	$(34.8)	$9.1

Denominator:
Weighted-average number of common shares outstanding
Basic	232.1	233.0	231.5	234.2
Effect of dilutive securities from stock-based benefit plans	—	2.8	—	3.6
Diluted	232.1	235.8	231.5	237.8

Net (loss) income per share from:
Basic	$(0.11)	$0.04	$(0.15)	$0.04
Diluted	$(0.11)	$0.04	$(0.15)	$0.04

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014 (1) (2)	2013 (2)	2014 (1) (2)	2013 (2)
Employee stock options and ESPP	3.8	1.7	3.8	1.1
RSUs	11.1	0.4	10.8	1.4
Total potentially dilutive securities	14.9	2.1	14.6	2.5

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

Note 4. Accumulated Other Comprehensive (Loss) Income

The Company’s Accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

For the six months ended December 27, 2014, the changes in Accumulated other comprehensive (loss) income by component net of tax were as follows (in millions):

	Unrealized
	losses on	Foreign currency	Defined benefit
	available-for-	translation	obligation, net
	sale investments	adjustments	of tax (1)	Total
Beginning balance as of June 28, 2014	$(2.8)	$26.2	$(12.3)	$11.1
Other comprehensive (loss) income before reclassification adjustments	(0.5)	(35.9)	—	(36.4)
Amounts reclassified from Accumulated other comprehensive (loss) income	—	—	0.3	0.3
Net current-period other comprehensive (loss) income	(0.5)	(35.9)	0.3	(36.1)
Ending balance as of December 27, 2014	$(3.3)	$(9.7)	$(12.0)	$(25.0)

(1)         Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Operations for the six months ended December 27, 2014. There was no tax impact. Refer to “Note 14. Employee Defined Benefit Plans” for more details on the computation of net periodic cost for pension plans.

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 5. Mergers and Acquisitions

Holdback Payments Related to Fiscal 2014 Acquisitions

On December 10, 2013 (“Trendium Closing Date”), the Company acquired certain technology and other assets from Trendium Inc (“Trendium”), a privately-held U.S. company, for a purchase price of $26.1 million in cash including a holdback payment of approximately $2.5 million which was reserved for potential breaches of representations and warranties. During the second quarter of fiscal 2015, the Company made the $2.5 million holdback payment following the one-year anniversary of the Trendium Closing Date. The payment is classified as a financing activity within the Consolidated Statements of Cash Flows.

On January 6, 2014 (“Network Instruments Closing Date”), the Company completed the acquisition of Network Instruments, LLC (“Network Instruments”) a privately-held U.S. company for $208.5 million in cash, subject to final cash and working capital adjustments, including holdback payments of approximately $20.0 million which were reserved for potential breaches of representations and warranties. During the first quarter of fiscal 2015, the Company made the required six-month $9.8 million holdback payment. The payment is classified as a financing activity within the Consolidated Statements of Cash Flows. The Company made the final holdback payment of $9.9 million following the one-year anniversary of the Network Instruments Closing Date during the third quarter of fiscal 2015.

Note 6. Balance Sheet and Other Details

Accounts receivable reserves and allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 28,	Charged to Costs		December 27,
	2014	and Expenses	Adjustments (1)	2014
Allowance for doubtful accounts	$3.0	$0.2	$(0.4)	$2.8
Allowance for sales returns	0.5	0.8	(0.3)	1.0
Total accounts receivable reserves	$3.5	$1.0	$(0.7)	$3.8

(1)    Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

Inventories, net

Inventories, net are stated at the lower of cost or market, and include material, labor, and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	December 27,	June 28,
	2014	2014
Finished goods	$80.7	$78.4
Work in process	35.4	40.1
Raw materials	37.0	34.8
Inventories, net	$153.1	$153.3

JDS UNIPHASE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Prepayments and other current assets

The components of Prepayments and other current assets were as follows (in millions):

	December 27,	June 28,
	2014	2014
Prepayments	$37.4	$33.3
Other current assets	41.5	45.4
Prepayments and other current assets	$78.9	$78.7

Other current liabilities

The components of Other current liabilities were as follows (in millions):

	December 27,	June 28,
	2014	2014
Deferred compensation plan	$4.0	$3.9
Warranty	4.4	5.3
Restructuring	16.9	14.5
Holdback liabilities from acquisitions	12.3	22.5
Other	13.9	11.5
Other current liabilities	$51.5	$57.7

Other non-current liabilities

The components of Other non-current liabilities were as follows (in millions):

	December 27,	June 28,
	2014	2014
Pension and post-employment benefits	$96.3	$107.3
Financing obligation	30.5	31.4
Long-term deferred revenue	25.6	22.7
Other	53.9	58.1
Other non-current liabilities	$206.3	$219.5

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

As of December 27, 2014, the Company’s available-for-sale securities were as follows (in millions)

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$29.4	$—	$—	$29.4
U.S agencies	91.0	—	(0.1)	90.9
Municipal bonds and sovereign debt instruments	10.4	—	—	10.4
Asset-backed securities	75.1	—	(0.2)	74.9
Corporate securities	368.2	0.1	(0.2)	368.1
Total debt available-for-sale securities	$574.1	$0.1	$(0.5)	$573.7

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are classified as short-term investments. As of December 27, 2014, of the total estimated fair value, $31.9 million was classified as cash equivalents, $541.0 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of December 27, 2014, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $4.0 million, of which $0.6 million was invested in debt securities, $0.5 million was invested in money market instruments and funds and $2.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and six months ended December 27, 2014 and December 28, 2013, the Company recorded no other-than-temporary impairment charges in each respective period.

As of December 27, 2014, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized
	Cost / Carrying	Estimated
	Cost	Fair Value
Amounts maturing in less than 1 year	$441.7	$441.5
Amounts maturing in 1 - 5 years	131.4	131.4
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$574.1	$573.7

As of June 28, 2014, the Company’s available-for-sale securities were as follows (in millions)

	Amortized	Gross	Gross
	Cost / Carrying	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Debt securities:
U.S. treasuries	$36.8	$—	$—	$36.8
U.S. agencies	70.0	—	—	70.0
Municipal bonds and sovereign debt instruments	16.8	—	—	16.8
Asset-backed securities	94.7	0.1	(0.2)	94.6
Corporate securities	370.5	0.2	—	370.7
Total debt available-for-sale securities	$588.8	$0.3	$(0.2)	$588.9

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Measurements

Assets measured at fair value as of December 27, 2014 are summarized below (in millions):

		Fair value measurement as of December 27, 2014
		Quoted Prices in	Significant
		Active Markets	Other
		for Identical	Observable
		Assets	Inputs
	Total	(Level 1)	(Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$29.4	$29.4	$—
U.S. agencies	90.9	—	90.9
Municipal bonds and sovereign debt instruments	10.4	—	10.4
Asset-backed securities	74.9	—	74.9
Corporate securities	368.1	—	368.1
Total debt available-for-sale securities	573.7	29.4	544.3
Money market funds	184.3	184.3	—
Trading securities	4.0	4.0	—
Total assets (1)	$762.0	$217.7	$544.3

(1)         $183.8 million in cash and cash equivalents, $545.1 million in short-term investments, $28.5 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of June 28, 2014 and during the three and six months ended December 27, 2014, the Company held no Level 3 investments.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both December 27, 2014 and June 28, 2014 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

			Communications	Optical Security
	Network	Service	and Commercial	and Performance
	Enablement (1)	Enablement (1)	Optical Products (2)	Products	Total
Balance as of June 28, 2014	$158.0	$94.8	$5.9	$8.3	$267.0
Currency translation and other adjustments	(3.3)	(1.9)	(0.5)	—	(5.7)
Balance as of December 27, 2014	$154.7	$92.9	$5.4	$8.3	$261.3

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

(2)         The goodwill balance as of December 27, 2014 for the CCOP segment relates to the acquisition of Time-Bandwidth and has been allocated to the Lasers reporting unit.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2014, the Company completed the annual impairment test of goodwill with no goodwill impairments indicated.

As the Company reorganized its NSE segment into two reportable segments during the first quarter of fiscal 2015, the goodwill allocated to the new NE and SE reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the new reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis on the new reporting units to determine the amount of the impairment loss. The Company recorded no impairment charge as a result of the interim period impairment test performed during the three months ended September 27, 2014. There were no events or changes in circumstances which triggered impairment review for any of the reporting units during the three and six months ended December 27, 2014.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

	Gross
	Carrying	Accumulated
As of December 27, 2014	Amount	Amortization	Net
Acquired developed technology	$539.0	$(454.5)	$84.5
Customer relationships	197.2	(144.7)	52.5
Other	22.7	(21.3)	1.4
Total intangibles subject to amortization	758.9	(620.5)	138.4
In-process research and development intangibles	3.5	—	3.5
Total intangibles	$762.4	$(620.5)	$141.9

	Gross
	Carrying	Accumulated
As of June 28, 2014	Amount	Amortization	Net
Acquired developed technology	$548.8	$(443.1)	$105.7
Customer relationships	205.2	(142.3)	62.9
Other	24.2	(22.1)	2.1
Total intangibles subject to amortization	778.2	(607.5)	170.7
In-process research and development intangibles	7.1	—	7.1
Total intangibles	$785.3	$(607.5)	$177.8

During the three months ended September 27, 2014, the Company completed its in-process research and development (“IPR&D) project related to the fiscal 2014 acquisition of Network Instruments. Accordingly, $1.7 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of fifty-two months.

During the three months ended December 27, 2014, the Company recorded a $1.9 million IPR&D impairment charge for an ongoing project related to the fiscal 2014 acquisition of Trendium in accordance with the authoritative accounting guidance. The charge was recorded to Research and development expense in the Consolidated Statement of Operations for the three and six months ended December 27, 2014.

During the three and six months ended December 27, 2014, the Company recorded $16.1 million and $31.2 million, respectively, of amortization expense relating to acquired developed technology, customer relationships and other intangibles.

During the three and six months ended December 28, 2013, the Company recorded $12.7 million and $26.8 million, respectively, of amortization expense relating to acquired developed technology, customer relationships and other intangibles.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 27, 2014, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2015	$28.0
2016	38.2
2017	35.1
2018	22.5
2019	10.9
Thereafter	3.7
Total amortization	$138.4

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

Note 10. Debts and Letters of Credit

As of December 27, 2014 and June 28, 2014 the Company’s Long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the details of the Company’s debt (in millions):

	December 27,	June 28,
	2014	2014
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(101.2)	(113.7)
Carrying amount of liability component	$548.8	$536.3

Carrying amount of equity component (1)	$134.4	$134.4

(1) Included in Additional paid-in-capital on the Consolidated Balance Sheets.

The Company was in compliance with all debt covenants and held no short-term debt as of December 27, 2014 and June 28, 2014, respectively.

0.625% Senior Convertible Notes

On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased. The 2033 Notes and its terms are described in “Note 10. Debts and Letters of Credit” of the Company’s Annual Report on Form 10-K for the year ended June 28, 2014. During the six months ended December 27, 2014, the price of the Company’s common stock did not exceed the initial conversion price of $18.83 per share and no conversion features were triggered.

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of December 27, 2014, the expected remaining term of the 2033 Notes is 3.6 years.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of December 27, 2014, the unamortized portion of the debt issuance costs related to the 2033 Notes was $8.2 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

Based on quoted market prices as of December 27, 2014 and June 28, 2014, the fair market value of the 2033 Notes was approximately $685.5 million and $653.0 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Effective interest rate	5.4%	5.4%	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0	$2.0	$1.4
Accretion of debt discount	6.3	6.0	12.5	8.6

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of December 27, 2014, the Company had 12 standby letters of credit totaling $32.3 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 11. Restructuring and Related Charges

The Company continues to reduce costs through targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of December 27, 2014 and June 28, 2014, the Company’s total restructuring accrual was $26.7 million and $26.2 million, respectively. During the three and six months ended December 27, 2014, the Company recorded restructuring related expenses of $9.7 million and $12.6 million, respectively. During the three and six months ended December 28, 2013, the Company recorded restructuring related expenses of $1.0 million and $0.2 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 27, 2014 were as follows (in millions):

		Six				Three
		Months Ended		Non-cash		Months Ended
	Balance	December 27,		Settlements	Balance	December 27,
	June 28,	2014	Cash	and Other	December 27,	2014
	2014	Charges	Settlements	Adjustments	2014	Charges
Fiscal 2015 Plan
Separation Restructuring Plan (Workforce Reduction)	$—	$9.0	$(0.1)	$—	$8.9	$9.0
CCOP Robbinsville Closure Plan (Workforce Reduction)	—	1.5	(0.6)	—	0.9	—
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	4.6	—	(3.9)	—	0.7	(0.3)
CCOP Serangoon Closure Plan (Workforce Reduction)	1.7	0.1	(0.7)	—	1.1	0.1
Shared Services Restructuring Plan (Workforce Reduction)	1.8	0.1	(0.8)	—	1.1	0.1
NE Product Strategy Restructuring Plan (Workforce Reduction)	4.4	0.4	(1.4)	(0.4)	3.0	0.4
NE Lease Restructuring Plan (first floor)	6.9	0.4	(1.4)	—	5.9	0.1
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.5	—	—	(0.2)	1.3	—
Fiscal 2013 Plans
NE Lease Restructuring Plan	2.1	(0.1)	(0.3)	—	1.7	—
Other plans	0.7	0.6	(0.9)	—	0.4	0.2
Plans Prior to Fiscal 2013	2.5	0.6	(1.2)	(0.2)	1.7	0.1
Total	$26.2	$12.6	$(11.3)	$(0.8)	$26.7	$9.7

Ottawa Lease Exit Costs	$3.1	$—	$(0.5)	$(0.2)	$2.4	$—

As of December 27, 2014, $9.8 million of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets. As of June 28, 2014, $11.7 million of our restructuring was long-term in nature and included as a component of Other non-current liabilities with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in SG&A expenses. The fair value of the remaining contractual obligations, net of sublease income is $2.4 million and $3.1 million as of December 27, 2014 and June 28, 2014 respectively. The Company included the long-term portion of the contract obligations of $1.5 million and $2.0 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

Fiscal 2015 Plan

Separation Restructuring Plan

During the second quarter of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, certain sales and operations positions will be eliminated in the CCOP, NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs as the Company moves forward with its separation plan. As a result, a restructuring charge of $9.0 million was recorded for severance and employee benefits for approximately 170 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2016.

CCOP Robbinsville Closure Plan

During the first quarter of fiscal 2015, Management approved a CCOP plan to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, approximately 30 employees primarily in manufacturing, research and development (“R&D”) and SG&A functions located in North America were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

Fiscal 2014 Plans

NE Realignment Plan

During the fourth quarter of fiscal 2014, Management approved a NE plan to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, approximately 100 employees primarily in manufacturing, R&D and SG&A functions located in United States, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

CCOP Serangoon Closure Plan

During the fourth quarter of fiscal 2014, Management approved a CCOP plan to close the Serangoon office located in Singapore and move to a lower cost region in order to reduce manufacturing and R&D expenses. As a result, approximately 40 employees primarily in manufacturing and R&D functions were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

Shared Services Restructuring Plan

During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in its shared services functions in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, approximately 50 employees primarily in the general and administrative functions located in the United States, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2016.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NE Product Strategy Restructuring Plan

During the third quarter of fiscal 2014, Management approved a NE plan to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, approximately 60 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

NE Lease Restructuring Plan (first floor)

During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the workspace in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of December 27, 2014 was $5.9 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

Central Finance and Information Technology (“IT”) Restructuring Plan

During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, approximately 20 employees primarily in SG&A functions located in North America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2022.

Fiscal 2013 Plans

NE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate workspace in Germantown, Maryland and Beijing, China, primarily used by the NE segment. As of June 29, 2013, the Company exited the second floor workspace in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of December 27, 2014 was $1.7 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2013

The restructuring accrual for plans that commenced prior to fiscal year 2013 was $1.7 million. Of this amount, $0.7 million is related to severance and benefits accrual for the NE Germany Restructuring Plan which commenced in the fourth quarter of fiscal 2009. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016. The remaining balance consists of immaterial lease obligation accruals from various restructuring plans that commenced prior to fiscal 2013.

Note 12. Income Tax

The Company recorded an income tax expense of $8.8 million and $14.9 million for the three and six months ended December 27, 2014, respectively. The Company recorded an income tax expense of $3.0 million and $3.5 million for the three and six months ended December 28, 2013, respectively. The Company recorded an adjustment related to prior periods which reduced income tax expense by $1.7 million for the three months ended December 28, 2013, of which $0.8 million and $0.9 million related to the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, respectively.

These income tax expenses recorded for the three and six months ended December 27, 2014, and December 28, 2013, primarily relate to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations. A tax benefit of $0.9 million and $5.1 million was recorded in the Company’s income tax provision for the three and six months ended December 28, 2013, respectively, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

As of December 27, 2014 and June 28, 2014, the Company’s unrecognized tax benefits totaled $58.4 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $23.6 million accrued for the payment of interest and penalties at December 27, 2014. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $23.1 million.

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 27, 2014 and December 28, 2013 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Cost of sales	$2.3	$2.6	$4.7	$5.0
Research and development	3.7	3.9	7.6	7.6
Selling, general and administrative	9.0	9.2	18.4	18.8
	$15.0	$15.7	$30.7	$31.4

Approximately $1.8 million of stock-based compensation was capitalized in inventory at December 27, 2014.

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

During the six months ended December 27, 2014 and December 28, 2013, the Company granted 5.2 million and 4.9 million RSUs, of which 0.7 million and 0.6 million, respectively, are RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2015 and fiscal 2014 was estimated to be $8.5 million and $9.2 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.5 million and 4.3 million granted during the six months ended December 27, 2014 and December 28, 2013 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

As of December 27, 2014, $95.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.

Full Value Awards are converted into shares upon vesting.  Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.  During the six months ended December 27, 2014 and December 28, 2013, the Company paid $11.9 million and $14.4 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impact on Stock-based Compensation Due to Amendments of the Change of Control Benefits Plan

During the six months ended December 27, 2014, the Company amended its Change of Control Benefits Plan (the “Plan”) to add a spin-off of certain Company assets to the circumstances that could trigger benefits under the Plan as well as other revisions. In the second quarter of fiscal 2015, the Chief Executive Officer of the Company and the Chairman of the Compensation Committee approved the separation of certain executives. Pursuant to the Plan, all unvested equity awards that have been granted or issued to certain executives terminated shall become immediately and completely vested and stock options shall become fully exercisable with an extended exercise period of two years from the termination date.

The amendments resulted in a modification of equity awards for certain executives and total incremental stock-based compensation of $5.6 million, which is being amortized over the period between the modification date and the expected termination dates of the executives. The Company recognized $1.7 million of stock-based compensation resulting from the modification in the second quarter of fiscal 2015.

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Six Months Ended
	December 27,	December 28,
	2014	2013

Volatility of common stock	40.8%	53.9%
Average volatility of peer companies	53.4%	58.6%
Average correlation coefficient of peer companies	0.2156	0.2920
Risk-free interest rate	0.6%	0.8%

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

As of December 27, 2014, the U.K. plan and Switzerland plan were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 27, 2014, the Company contributed $0.8 million to the U.K. and $0.1 million to the Switzerland plans. The funded plan assets consist primarily of managed investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the components of the net periodic cost for the pension plans (in millions):

Pension Benefits

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	1.0	1.2	2.0	2.4
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Recognized net actuarial (gains)/losses	0.2	—	0.3	—
Net periodic benefit cost	$0.9	$0.9	$1.8	$1.8

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.9 million related to its defined benefit pension plans during fiscal 2015 to make current benefit payments and fund future obligations. As of December 27, 2014, approximately $2.7 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2014.

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of December 27, 2014 and June 28, 2014.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Balance as of beginning of period	$5.9	$6.8	$6.3	$6.9
Provision for warranty	1.4	2.3	2.9	4.6
Utilization of reserve	(1.8)	(1.7)	(3.6)	(3.1)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.1)	(0.6)	(0.2)	(1.6)
Balance as of end of period	$5.4	$6.8	$5.4	$6.8

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27,	December 28,	December 27,	December 28,
	2014	2013	2014	2013
Net revenue:
Network Enablement	$133.7	$155.8	$266.5	$300.9
Service Enablement	45.7	39.2	93.9	66.0
Communications and Commercial Optical Products	207.1	198.0	416.4	402.6
Optical Security and Performance Products	50.6	54.6	93.9	107.1
Net revenue	$437.1	$447.6	$870.7	$876.6

Operating income (loss):
Network Enablement	$22.5	$30.9	$42.6	$53.4
Service Enablement	(2.5)	(2.2)	(1.7)	(12.1)
Communications and Commercial Optical Products	26.6	23.9	51.7	51.1
Optical Security and Performance Products	18.8	20.5	34.7	39.6
Corporate	(22.3)	(23.9)	(44.7)	(47.4)
Total segment operating income	43.1	49.2	82.6	84.6
Unallocated amounts:
Stock-based compensation	(15.0)	(15.7)	(30.7)	(31.4)
Amortization of intangibles	(16.1)	(12.7)	(31.2)	(26.8)
Gain on disposal of long-lived assets	—	0.5	—	0.2
Restructuring and related charges (1)	(9.7)	(1.0)	(12.6)	(0.2)
Other charges related to non-recurring activities (1)	(10.5)	(0.5)	(12.1)	—
Interest and other income (expense), net	0.4	0.4	0.9	(0.2)
Interest expense	(8.5)	(8.4)	(16.8)	(13.6)
(Loss) income from operations before income taxes	$(16.3)	$11.8	$(19.9)	$12.6

(1)              During the three months and six months ended December 27, 2014, the Company incurred incremental expenses of $16.3 million and $16.7 million, respectively to effect the Company’s plan to separate into two separate public companies. These incremental expenses included (a) restructuring charges, (b) accounting, legal, and professional fees, (c) and cost of additional labor dedicated to affect the separation and/or to enable SpinCo to operate successfully immediately following the split.

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

• our plans to separate into two publicly traded companies, the composition of and markets for those companies, the anticipated costs, benefits and other impacts of the separation and the plan to achieve the separation through a tax-free spinoff;

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

JDSU’s service enablement products and services are largely organized between five product groups that target specific network intelligence, visibility and control solutions: Enterprise, Location Intelligence, Mobile Assurance and Analytics (“MAA”), Packet Portal, and Radio Access Network (“RAN”) Solutions. SE solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks. These solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection increases uptime, preserves revenue, and lets operators better monetize their networks.

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

JDSU optical communications products include a wide range of components, modules and subsystems to support and maintain customers in our two primary markets: Telecom, including carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks, and Datacom for enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. CCOP maintains leading positions in the fastest-growing optical communications segments, including reconfigurable optical add/drop multiplexers (“ROADMs”) and tunable small form-factor pluggable (“XFPs”) and small form-factor pluggable (“SFP+s”). CCOP’s growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

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

JDSU’s portfolio of laser products includes components and subsystems used in a variety of original equipment manufacturer (“OEM”) applications. OEMs use CCOP lasers—fiber, diode, direct-diode, diode-pumped solid-state and gas—that offer low- to high-power output with ultraviolet (“UV”), visible and infrared (“IR”) wavelengths. This broad product portfolio addresses the needs of laser clients in applications such as micromachining, materials processing, bio-instrumentation, consumer electronics, graphics, and medical/dental. Core laser technologies include continuous-wave, q-switched and mode-locked lasers addressing application needs from continuous-wave to megahertz repetition rates. Photonic power products transport energy over optical fiber, enabling electromagnetic- and radio-interference-free power and data transmission for remote sensors such as high-voltage line current monitors.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis in our Fiscal 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 27,	December 28,		Percentage	December 27,	December 28,		Percentage
	2014	2013	Change	Change	2014	2013	Change	Change
Segment net revenue:
NE	$133.7	$155.8	$(22.1)	(14.2)%	$266.5	$300.9	$(34.4)	(11.4)%
SE	45.7	39.2	6.5	16.6	93.9	66.0	27.9	42.3
CCOP	207.1	198.0	9.1	4.6	416.4	402.6	13.8	3.4
OSP	50.6	54.6	(4.0)	(7.3)	93.9	107.1	(13.2)	(12.3)
Net revenue	$437.1	$447.6	$(10.5)	(2.3)%	$870.7	$876.6	$(5.9)	(0.7)%

Gross profit	$200.5	$204.9	$-4.4	(2.1)%	$399.8	$390.1	$9.7	2.5%
Gross margin	45.9%	45.8%			45.9%	44.5%

Amortization of acquired technologies	11.1	9.9	1.2	12.1%	21.1	21.3	(0.2)	(0.9)%
Percentage of net revenue	2.5%	2.2%			2.4%	2.4%

Research and development	79.2	72.3	6.9	9.5%	155.6	141.9	13.7	9.7%
Percentage of net revenue	18.1%	16.2%			17.9%	16.2%

Selling, general and administrative	114.8	109.0	5.8	5.3%	225.5	216.1	9.4	4.3%
Percentage of net revenue	26.3%	24.4%			25.9%	24.7%

Amortization of other intangibles	5.0	2.8	2.2	78.6%	10.1	5.5	4.6	83.6%
Percentage of net revenue	1.1%	0.6%			1.2%	0.6%

Restructuring and related charges	9.7	1.0	8.7	870.0%	12.6	0.2	12.4	6200.0%
Percentage of net revenue	2.2%	0.2%			1.4%	0.0%

Net Revenue

Net revenue decreased by $10.5 million, or 2.3%, during the three months ended December 27, 2014 compared to the same period a year ago. This decrease was due to decreases in our NE and OSP segments, partially offset by increases in our CCOP and SE segments as discussed below.

NE net revenue decreased by $22.1 million, or 14.2%, during the three months ended December 27, 2014 compared to the same period a year ago. This decrease was driven by $28.8 million of net revenue decreases primarily from our Ethernet, MAC and Fiber product lines. These decreases were primarily due to a reduction in carrier spending, partially offset by $6.7 million of net revenue increases primarily due to increased volume from key customers of our Mobility product line.

SE net revenue increased by $6.5 million, or 16.6%, during the three months ended December 27, 2014 compared to the same period a year ago. This increase was primarily driven by $11.1 million of net revenue increases primarily due to incremental revenue from our Enterprise product line acquired in the third quarter of fiscal 2014. This was partially offset by $4.6 million of net revenue decreases primarily from our MAA and RAN solutions products resulting from lower demand from solution-based customers in the current quarter compared to the same period a year ago.

CCOP net revenue increased by $9.1 million, or 4.6%, during the three months ended December 27, 2014 compared to the same period a year ago. This increase was driven by $22.3 million of net revenue increases primarily from products addressing our Lasers market. These increases were primarily due to higher demand from a key customer for our second generation fiber laser product.  These increases were partially offset by $13.2 million of net revenue decreases from products addressing the Consumer and Industrial market, primarily due to lower demand for 3D sensing products in the current period compared to the prior period when our customer launched its next generation gaming console.

OSP net revenue decreased by $4.0 million, or 7.3%, during the three months ended December 27, 2014 compared to the same period a year ago. This decrease was driven by $12.3 million of net revenue decreases primarily due to the planned exit of legacy products which was completed in the end of fiscal 2014 and lower demand from a key customer for 3D sensing products in our Consumer and Industrial product line. This decrease was partially offset by $8.3 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.

Net revenue decreased by $5.9 million, or 0.7%, during the six months ended December 27, 2014 compared to the same period a year ago. This decrease was primarily due to decreases in our NE and OSP segments partially offset by increases in SE and CCOP as discussed below.

NE net revenue decreased by $34.4 million, or 11.4%, during the six months ended December 27, 2014 compared to the same period a year ago. This decrease was driven by $40.4 million of net revenue decreases primarily from our MAC, Ethernet and Fiber product lines. These decreases were primarily due to a reduction in carrier spending in fiscal 2015. This was partially offset by $6.0 million of net revenue increases primarily due to increased volume from key customers of our Mobility product line.

SE net revenue increased by $27.9 million, or 42.3%, during the six months ended December 27, 2014 compared to the same period a year ago. This increase was driven by $29.5 million of net revenue increases primarily due to incremental net revenue from our Enterprise product line which was acquired in the third quarter of fiscal 2014, coupled with revenue growth in our Location Intelligence and Packet Portal product lines driven by expansion of our customer base. This was offset by $1.6 million of net revenue decreases primarily from our MAA product line resulting from lower demand from solution-based customers.

CCOP net revenue increased by $13.8 million, or 3.4%, during the six months ended December 27, 2014 compared to the same period a year ago. This increase was driven by $45.5 million of net revenue increases primarily from our products addressing our Lasers and Telecom markets.  These increases were primarily due to higher demand from a key customer for our second generation fiber laser product in the Laser market and for our 40G and 100G modulators in the Telecom market. These increases were partially offset by $31.7 million of net revenue decreases primarily from products addressing our Consumer and Industrial product line primarily due to lower demand for 3D sensing products in the current period compared to the prior period when our customer launched its next generation gaming console.

OSP net revenue decreased by $13.2 million, or 12.3%, during the six months ended December 27, 2014 compared to the same period a year ago. This decrease was driven by $23.4 million of net revenue decreases primarily due to the planned exit of legacy products which was completed in the end of fiscal 2014 and lower demand from a key customer for our 3D sensing products in the Consumer and Industrial product line. This was partially offset by $10.2 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, continued economic issues in Europe have led to uncertain demand in our NE, SE and optical communications product portfolios, and we cannot predict when or to what extent this uncertainty will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP, NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our CCOP, NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) our preparations for the proposed spinoff and executions of our savings initiatives may lead to disruptions in our day-to-day operations and (f) the proposed spinoff may result in disruptions to, and negatively impact our relationships with, our customers and other business partners. In addition, we anticipate lower demand and revenue from our 3D sensing products in our CCOP and OSP segments through fiscal 2015 compared to fiscal 2014.

We operate in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic region (in millions):

	Three Months Ended				Six Months Ended
	December 27,		December 28,		December 27,		December 28,
	2014		2013		2014		2013
Net revenue:
Americas	$189.5	43.3%	$213.8	47.8%	$383.4	44.0%	$413.0	47.1%
EMEA	97.7	22.4	104.8	23.4	202.7	23.3	208.8	23.8
Asia-Pacific	149.9	34.3	129.0	28.8	284.6	32.7	254.8	29.1
Total net revenue	$437.1	100.0%	$447.6	100.0%	$870.7	100.0%	$876.6	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended December 27, 2014 and December 28, 2013 included net revenue from the United States of $140.0 million and $157.8 million, respectively. Net revenue from customers in the Americas during the six months ended December 27, 2014 and December 28, 2013 included net revenue from the United States of $283.9 million and $302.6 million, respectively.

Net revenue from customers outside the Americas during the three months ended December 27, 2014 and December 28, 2013 represented 56.7% and 52.2% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 27, 2014 and December 28, 2013, represented 56.0% and 52.9% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin remained relatively flat, increasing by 0.1 percentage points during the three months ended December 27, 2014 from 45.8% in the same period a year ago to 45.9% in the current period. The increase was primarily due to an improvement in gross margin within each of our segments in the current period driven by operational efficiencies coupled with the addition of the higher-margin Enterprise product line acquired in the third quarter of fiscal 2014 in our SE segment. This was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other three segments, represented a higher percentage of consolidated net revenue in the current period.

Gross margin increased 1.4 percentage points during the six months ended December 27, 2014 from 44.5% in the same period a year ago to 45.9 % in the current period. The increase was primarily due to an improvement in gross margin within each of our segments driven by operational efficiencies, coupled with the addition of higher-margin Enterprise product line acquired in the third quarter of fiscal 2014 in our SE segment. This increase was partially offset by a change in segment mix as CCOP net revenue, which generates lower gross margin generally than our other three segments, represented a higher percentage of consolidated net revenue.

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

Research and Development (“R&D”)

As a percentage of net revenue R&D increased 1.9 percentage points during the three months ended December 27, 2014 compared to the same period a year ago as we continue to invest in our portfolio to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets. R&D expense increased by $6.9 million, or 9.5%, during the three months ended December 27, 2014 compared to the same period a year ago. This increase was primarily driven by (i) a $3.4 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and our strategic acquisitions in the second and third quarters of fiscal 2014 (ii) a $1.9 million IPR&D impairment charge related to our fiscal 2014 acquisition and (iii) a $1.6 million increase in R&D materials expense.

As a percentage of net revenue, R&D expense increased 1.7 percentage points. R&D expense increased by $13.7 million, or 9.7%, during the six months ended December 27, 2014 compared to the same period a year ago. This increase was primarily driven by (i) a $10.9 million increase in labor and benefits expense primarily due to higher headcount and corresponding compensation associated with our ongoing investment in R&D and our strategic acquisitions in the second and third quarters of fiscal 2014 (ii) a 1.9 million IPR&D impairment charge related to our fiscal 2014 acquisition and (iii) a $1.7 million increase in R&D materials expense. This was partially offset by a $2.2 million increase in R&D offsets from CCOP customer-funded development projects.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

As a percentage of revenue SG&A expense increased 1.9 percentage points compared to the same period a year ago. SG&A expense increased by $5.8 million, or 5.3%, during the three months ended December 27, 2014 compared to the same period a year ago. This increase was primarily driven by a $7.1 million increase in non-recurring expenses related to the separation of the CCOP segment into a separate company. This was partially offset by a $2.1 million reduction in various other charges as a result of our continuing cost reduction efforts.

As a percentage of net revenue SG&A expense increased 1.3 percentage points compared to the same period a year ago. SG&A expense increased by $9.4 million, or 4.3%, during the six months ended December 27, 2014 compared to the same period a year ago. This increase was primarily driven by a $7.7 million increase in non-recurring expenses related to the separation of the CCOP segment into a separate company and $4.2 million increase in labor and benefits expense primarily due to sales and marketing expenses related to the acquisition of our Enterprise product line which was acquired in the third quarter of fiscal 2014. This was partially offset by a $3.8 million reduction in various other charges as a result of our continuing cost reduction efforts.

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

Restructuring and Related Charges

We continue to reduce costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized cost savings of approximately $53.0 million, excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more detail.

During the three and six months ended December 27, 2014, we incurred restructuring and related charges of $9.7 million and $12.6 million, respectively. During the three and six months ended December 28, 2013, we incurred restructuring and related charges of $1.0 million and $0.2 million, respectively.

During the second quarter of fiscal 2015, we incurred restructuring and related charges of $9.7 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the second quarter of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, certain sales and operations positions will be eliminated in CCOP, NE and SE to match product market strategy, lower manufacturing costs, and align with the new go-to-market focus as the Company moves forward with its separation plan. As a result, a restructuring charge of $9.0 million was recorded for severance and employee benefits for approximately 170 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2016.

During the second quarter of fiscal 2014, we incurred restructuring and related charges of $1.0 million. These charges are primarily the result of the following:

•                  During the second quarter of fiscal 2014, Management approved a plan in the Finance and IT organization to eliminate positions and re-define roles and responsibilities to align with the future state of the organization under new executive management and move positions to lower-cost locations where appropriate. As a result, a restructuring charge of $1.6 million was recorded for severance and employee benefits for approximately 30 employees primarily in SG&A functions located in North America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2022.

•                  We recorded a $1.5 million benefit to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan originally approved in the fourth quarter of fiscal 2013.

During the six months ended December 27, 2014, we recorded $12.6 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  We incurred a restructuring charge of $9.0 million primarily for severance and benefits for the JDSU Consolidated Spin Off Restructuring Plan announced in the second quarter of fiscal 2015.

•                  We incurred a restructuring charge of $1.5 million primarily for severance and benefits for the Robbinsville Closure Plan announced in the first quarter of fiscal 2015.

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

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.6 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

Interest and other income (expense), net remained flat at $0.4 million during the three months ended December 27, 2014 compared to the same period a year ago.

Interest and other income (expense), net was $0.9 million during the six months ended December 27, 2014 compared to $(0.2) million during the same period a year ago. This $1.1 million change was primarily driven by an increase in interest income due to balances in higher-yielding investment vehicles in our investment portfolios.

Interest Expense

Interest expense increased by $0.1 million, or 1.2%, during the three months ended December 27, 2014 compared to the same period a year ago. The increase was primarily due to a $0.3 million increase in accretion of unamortized debt discount related to the 0.625% Convertible Notes due 2033 (the “2033 Notes”) which were issued on August 21, 2013, partially offset by a $0.2 million decrease in interest expense during the current period.

Interest expense increased by $3.2 million, or 23.5%, during the six months ended December 27, 2014 compared to the same period a year ago. The increase was primarily due to an increase of $3.9 million and $0.6 million in accretion of the debt discount and contractual interest expense related to our 2033 Notes, partially offset by a $1.3 million write-off of unamortized issuance costs related to the termination of the revolving credit facility in the first quarter of fiscal 2014. During the six months ended December 27, 2014 and December 28, 2013, our debt discount accretion was $12.5 million and $8.6 million, respectively.

Provision for Income Tax

We recorded an income tax expense of $8.8 million and $14.9 million for the three and six months ended December 27, 2014, respectively. We recorded an income tax expense of $3.0 million and $3.5 million for the three and six months ended December 28, 2013, respectively.  We recorded an adjustment related to prior periods which reduced income tax expense by $1.7 million for the three months ended December 28, 2013, of which $0.8 million and $0.9 million related to the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, respectively.

These income tax expenses recorded for the three and six months ended December 27, 2014, and December 28, 2013, primarily relate to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations. A tax benefit of $0.9 million and $5.1 million was recorded in the Company’s income tax provision for the three and six months ended December 28, 2013, respectively, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

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

As of December 27, 2014 and June 28, 2014, our unrecognized tax benefits totaled $58.4 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $23.6 million accrued for the payment of interest and penalties at December 27, 2014. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $23.1 million.

Operating Segment Information (in millions):

	Three Months Ended				Six Months Ended
	December 27,	December 28,		Percentage	December 27,	December 28,		Percentage
	2014	2013	Change	Change	2014	2013	Change	Change
NE
Net revenue	$133.7	$155.8	$(22.1)	(14.2)%	$266.5	$300.9	$(34.4)	(11.4)%
Operating income	22.5	30.9	(8.4)	(27.2)%	42.6	53.4	(10.8)	(20.2)%
Operating margin	16.8%	19.8%			16.0%	17.7%

SE
Net revenue	$45.7	$39.2	$6.5	16.6%	$93.9	$66.0	$27.9	42.3%
Operating loss	(2.5)	(2.2)	(0.3)	13.6%	(1.7)	(12.1)	10.4	(86.0)%
Operating margin	(5.5)%	(5.6)%			(1.8)%	(18.3)%

CCOP
Net revenue	207.1	198.0	9.1	4.6%	416.4	402.6	13.8	3.4%
Operating income	26.6	23.9	2.7	11.3%	51.7	51.1	0.6	1.2%
Operating margin	12.8%	12.1%			12.4%	12.7%

OSP
Net revenue	50.6	54.6	(4.0)	(7.3)%	93.9	107.1	(13.2)	(12.3)%
Operating income	18.8	20.5	(1.7)	(8.3)%	34.7	39.6	(4.9)	(12.4)%
Operating margin	37.2%	37.5%			37.0%	37.0%

NE

NE operating margin decreased 3.0 percentage points during the three months ended December 27, 2014 from 19.8% in the same period a year ago to 16.8% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses as a percentage of net revenue driven by reductions in net revenue as described above. This was partially offset by an improvement in gross margin primarily due to a more favorable product mix.

NE operating margin decreased 1.7 percentage points during six months ended December 27, 2014 from 17.7% in the same period a year ago to 16.0% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses as a percentage of net revenue driven by reductions in net revenue as described above. This was partially offset by an improvement in gross margin primarily due to a more favorable product mix and manufacturing efficiencies.

SE

SE operating margin remained relatively flat during the three months ended December 27, 2014 from (5.6) % in the same period a year ago to (5.5) % in the current period.  The increase in operating margin was primarily due to the higher-margin Enterprise product line which was acquired in the third quarter of fiscal 2014. This was partially offset by an increase in operating expenses primarily due to the acquisition, development of new products, and our ongoing R&D investments in other product lines.

SE operating margin increased 16.5 percentage points during six months ended December 27, 2014 from (18.3) % in the same period a year ago to (1.8) % in the current period. The increase in operating margin was primarily due to an improvement in gross margin driven by the addition of the higher-margin Enterprise product line acquired in the third quarter of fiscal 2014. This was partially offset by an increase in operating expenses as a percentage of net revenue primarily due to our acquisitions in the second half of fiscal 2014, coupled with higher R&D investments for the ongoing development of our product portfolio.

CCOP

CCOP operating margin increased 0.7 percentage points during the three months ended December 27, 2014 from 12.1% in the same period a year ago to 12.8% in the current period. The increase in operating margin was primarily due to an improvement in gross margin driven by higher volume, which improved factory utilization, coupled with improvements in yield and a more favorable product mix due to our lasers product line which generates a higher margin. This was partially offset by an increase in operating expenses as a percentage of revenue primarily due to higher headcount and spending associated with our ongoing R&D investments.

CCOP operating margin decreased 0.3 percentage points during six months ended December 27, 2014 from 12.7% in the same period a year ago to 12.4% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses as a percentage of net revenue driven by a higher headcount associated with our ongoing investments in R&D projects. This was partially offset by an improvement in gross margin primarily due to higher volume, which improved factory utilization, coupled with improvements in yield and a more favorable product mix as a result of our lasers product line which generates a higher margin.

OSP

OSP operating margin remained relatively flat during the three and six months ended December 27, 2014.

OSP operating margin remained relatively flat during the three months ended December 27, 2014 decreasing by 0.3 percentage points from 37.5% in the same period a year ago to 37.2% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses as a percentage of net revenue, partially offset by an improvement in gross margin.

OSP operating margin remained flat at 37.0% during six months ended December 27, 2014 compared to the same period a year ago.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 27, 2014 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of December 27, 2014, U.S. entities owned approximately 80.9% of our cash and cash equivalents, short-term investments and restricted cash.

As of December 27, 2014, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended December 27, 2014, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

As of December 27, 2014 our combined balance of cash and cash equivalents, short-term investments and restricted cash decreased by $13.7 million to $867.6 million from $881.3 million as of June 28, 2014.

During the six months ended December 27, 2014, cash provided by operating activities was $57.4 million, primarily resulting from $85.8 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $28.4 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $23.7 million primarily due to collections timing, a decrease in accrued expenses and other liabilities of $10.9 million and a decrease in accrued payroll and related expenses of $8.5 million, partially offset by an increase in deferred taxes, net of $13.5 million.

During the six months ended December 28, 2013, cash provided by operating activities was $83.9 million, resulting from our net income adjusted for non-cash items such as depreciation, amortization and stock-based compensation of $118.1 million and changes in operating assets and liabilities that used $34.2 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $7.2 million due to timing of salary payments, an increase in accounts receivable of $28.3 million due to an increase in sales and a decrease in accrued expenses and other current and non-current liabilities of $10.2 million, partially offset by an increase in accounts payable of $21.8 million due to lower payment activity.

During the six months ended December 27, 2014, cash used in investing activities was $38.7 million, primarily resulting from $300.2 million of purchases of available-for-sale investments and $50.4 million of cash used for capital expenditures, partially offset by $305.1 million of maturities and sales of available-for-sale investments.

During the six months ended December 28, 2013, cash used for investing activities was $442.7 million, primarily related to the investment of proceeds from the 2033 Notes for purchases of available-for-sale investments of $671.7 million, partially offset by proceeds from maturities of available-for-sale investments of $135.3 million and sales of available-for-sale investments of $154.7 million.

During the six months ended December 27, 2014, cash used in financing activities was $10.7 million, primarily resulting from holdback payments of $12.3 million related to our acquisitions in fiscal 2014 and $4.7 million of cash used to repurchase our common stock, partially offset by $6.9 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

During the six months ended December 28, 2013, cash provided by financing activities was $549.7 million, primarily related to the $650.0 million proceeds from the 2033 Notes, partially offset by repurchase of 7.4 million shares of our outstanding common stock for $100.0 million.

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

Contractual Obligations

During the second quarter of fiscal 2015, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor significant pension plans for certain past and present employees primarily in the U.K., Germany and Switzerland.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with acquisitions during fiscal 2010 and fiscal 2014. The U.K. plan and Switzerland plan are partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. As of December 27, 2014, our pension plans were under funded by $98.3 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 27, 2014, the fair value of plan assets had increased approximately 8.0% since June 28, 2014, our most recent fiscal year end.

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

The following table provides information about our foreign currency forward contracts outstanding as of December 27, 2014.

	Contract		Contract
	Amount		Amount
(in millions)	(Local Currency)		(USD)
Australian Dollar (contracts to sell AUD / buy USD)	AUD	5.9	$4.7
Brazilian Real (contracts to sell BRL / buy USD)	BRL	50.7	18.1
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	55.7	47.9
Swiss Franc (contracts to buy CHF / sell USD)	CHF	3.6	3.7
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	239.2	38.0
Euro (contracts to buy EUR / sell USD)	EUR	73.1	89.9
British Pound (contracts to buy GBP / sell USD)	GBP	12.0	18.8
Indian Rupee (contracts to sell INR / buy USD)	INR	335.7	5.2
Japanese Yen (contracts to buy JPY / sell USD)	JPY	985.2	8.3
South Korean Won (contracts to buy KRW / sell USD)	KRW	2,635.0	2.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN	88.3	6.0
Malaysian Ringgit (contracts to buy MYR / sell USD)	MYR	3.2	0.9
Swedish Krona (contracts to buy SEK / sell USD)	SEK	22.2	2.9
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	49.4	37.6
Turkish Lira (contracts to sell Try / Buy USD)	TRY	2.3	1.0
Total USD notional amount of outstanding foreign exchange contracts			$285.4

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest.  The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at December 27, 2014.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of December 27, 2014, the fair market value of the 2033 Notes was $685.5 million. Refer to “Note10. Debt and Letters of Credit” for more details.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	1/27/15
10.3	Amended and Restated 1998 Employee Stock Purchase Plan				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: February 5, 2015