Form 10-Q
period 2015-03-28
JDS UNIPHASE CORP /CA/
filed 2015-05-05
CIK 912093

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of April 25, 2015, the Registrant had 234,147,235 shares of common stock outstanding. The par value of each share of common stock is $0.001

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net revenue	$410.7	$418.0	$1,281.4	$1,294.6
Cost of sales	215.5	222.3	665.3	687.5
Amortization of acquired technologies	10.9	11.0	32.0	32.3
Gross profit	184.3	184.7	584.1	574.8
Operating expenses:
Research and development	76.7	74.1	232.3	216.0
Selling, general and administrative	116.7	113.4	342.2	329.5
Amortization of other intangibles	4.9	5.2	15.0	10.7
Restructuring and related charges	8.3	3.6	20.9	3.8
Total operating expenses	206.6	196.3	610.4	560.0
(Loss) income from operations	(22.3)	(11.6)	(26.3)	14.8
Interest and other income (expense), net	0.3	0.6	1.2	0.4
Interest expense	(8.6)	(7.7)	(25.4)	(21.3)
Loss before income taxes	(30.6)	(18.7)	(50.5)	(6.1)
Benefit from income taxes	(17.4)	(17.2)	(2.5)	(13.7)
Net (loss) income	$(13.2)	$(1.5)	$(48.0)	$7.6

Net (loss) income per share from:
Basic	$(0.06)	$(0.01)	$(0.21)	$0.03
Diluted	$(0.06)	$(0.01)	$(0.21)	$0.03

Shares used in per share calculation:
Basic	233.2	234.0	232.1	234.1
Diluted	233.2	234.0	232.1	237.7

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(in millions)

(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net (loss) income	$(13.2)	$(1.5)	$(48.0)	$7.6
Other comprehensive income (loss):
Net change in available-for-sale investments, net of tax:
Unrealized holding gains arising during period	0.1	0.1	(0.4)	0.3
Net change in cumulative translation adjustment, net of tax	(27.1)	(1.3)	(63.0)	8.5
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.1	—	0.4	0.1
Net change in Accumulated other comprehensive (loss) income	(26.9)	(1.2)	(63.0)	8.9
Comprehensive (loss) income	$(40.1)	$(2.7)	$(111.0)	$16.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED BALANCE SHEETS

(in millions, except share and par value data)

(unaudited)

	March 28, 2015	June 28, 2014
ASSETS
Current assets:
Cash and cash equivalents	$299.2	$297.2
Short-term investments	489.7	552.2
Restricted cash	26.6	31.9
Accounts receivable, net (Note 6)	305.3	296.2
Inventories, net	155.8	153.3
Prepayments and other current assets	80.3	78.7
Total current assets	1,356.9	1,409.5
Property, plant and equipment, net	278.1	288.8
Goodwill	258.5	267.0
Intangibles, net	124.9	177.8
Deferred income taxes	149.9	183.3
Other non-current assets	23.4	25.5
Total assets	$2,191.7	$2,351.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$109.2	$137.1
Accrued payroll and related expenses	59.9	79.9
Income taxes payable	12.7	21.4
Deferred revenue	76.9	77.5
Accrued expenses	35.5	34.8
Other current liabilities	41.8	57.7
Total current liabilities	336.0	408.4
Long-term debt	555.2	536.3
Other non-current liabilities	181.4	219.5
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at March 28, 2015 and June 28, 2014, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 234 million shares at March 28, 2015 and 230 million shares at June 28, 2014, issued and outstanding	0.2	0.2
Additional paid-in capital	70,004.2	69,957.0
Accumulated deficit	(68,833.4)	(68,780.6)
Accumulated other comprehensive (loss) income	(51.9)	11.1
Total stockholders’ equity	1,119.1	1,187.7
Total liabilities and stockholders’ equity	$2,191.7	$2,351.9

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

(unaudited)

	Nine Months Ended
	March 28, 2015	March 29, 2014
OPERATING ACTIVITIES:
Net (loss) income	$(48.0)	$7.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	60.3	53.8
Amortization of acquired technologies and other intangibles	47.0	43.0
Stock-based compensation	50.3	48.3
Amortization of debt issuance costs and accretion of debt discount	20.4	16.3
Amortization of discount and premium on investments, net	2.7	3.1
Other	4.5	0.9
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(14.3)	1.0
Inventories	(6.7)	4.8
Other current and non-currents assets	(5.2)	(1.5)
Accounts payable	(17.6)	23.2
Income taxes payable	(15.6)	(0.6)
Deferred revenue, current and non-current	2.4	9.3
Deferred taxes, net	13.6	(26.9)
Accrued payroll and related expenses	(38.7)	(33.0)
Accrued expenses and other current and non-current liabilities	(20.6)	(22.9)
Net cash provided by operating activities	34.5	126.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(460.0)	(885.1)
Maturities of available-for-sale investments	450.2	327.7
Sales of available-for-sale investments	69.5	186.8
Changes in restricted cash	5.0	(1.8)
Acquisition of businesses, net of cash acquired	—	(219.3)
Capital expenditures	(68.7)	(68.1)
Proceeds from the sale of assets	5.2	8.0
Net cash provided by (used in) investing activities	1.2	(651.8)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	—	650.0
Payment of debt issuance costs	—	(13.5)
Repurchase and retirement of common stock	(4.7)	(100.0)
Payment of financing obligations	(23.1)	(1.3)
Proceeds from exercise of employee stock options and employee stock purchase plan	14.0	22.0
Net cash (used in) provided by financing activities	(13.8)	557.2

Effect of exchange rates on cash and cash equivalents	(19.9)	1.7
Net increase in cash and cash equivalents	2.0	33.5
Cash and cash equivalents at beginning of period	297.2	281.0
Cash and cash equivalents at end of period	$299.2	$314.5

See accompanying notes to consolidated financial statements.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Basis of Presentation

The financial information for JDS Uniphase Corporation (“JDSU,” also referred to as “the Company”) as of March 28, 2015 and for the three and nine months ended March 28, 2015 and March 29, 2014 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2014.

The balance sheet as of June 28, 2014 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 28, 2015 and March 29, 2014 may not be indicative of results for the year ending June 27, 2015 or any future periods.

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

JDSU Separation

On September 10, 2014, the Company announced plans to separate into two publicly traded companies: an optical components and commercial lasers company consisting of JDSU’s current Communications and Commercial Optical Products (“CCOP”) segment, and a network and service enablement company consisting of JDSU’s current Network Enablement (“NE”), Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments. On February 26, 2015, the Company announced that the optical components and commercial lasers company will be named Lumentum Holdings Inc. (“Lumentum”), and the network and service enablement company will be renamed Viavi Solutions Inc. (“Viavi”) at the time of the separation. The separation is expected to occur through a tax-free pro rata spinoff of Lumentum to JDSU shareholders, though the structure is subject to change based upon various business, tax and regulatory factors. The Company expects to complete the separation by the calendar third quarter of 2015.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 2. Recently Issued Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board (“FASB”) issued new authoritative guidance to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. This guidance is effective for the Company in the first quarter of fiscal 2017 and may apply to the qualified and the non-qualified pension plans in certain countries. Prospective application is required, and early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

In April 2015, the FASB issued new authoritative guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts or premiums. This guidance is effective for the Company in the first quarter of fiscal 2017, and will be applied retrospectively. The consolidated balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this new guidance.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This standard allows for either full retrospective adoption or modified retrospective adoption. The Company is evaluating the effect that this new guidance will have on its consolidated financial statements and the related disclosures.

On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. Presently, the FASB’s proposed deferral is not a final decision.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 3. Earnings Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Numerator:
Net (loss) income	$(13.2)	$(1.5)	$(48.0)	$7.6

Denominator:
Weighted-average number of common shares outstanding:
Basic	233.2	234.0	232.1	234.1
Effect of dilutive securities from stock-based benefit plans	—	—	—	3.6
Diluted	233.2	234.0	232.1	237.7

Net (loss) income per share from:
Basic	$(0.06)	$(0.01)	$(0.21)	$0.03
Diluted	$(0.06)	$(0.01)	$(0.21)	$0.03

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015 (1)(2)	March 29, 2014 (1)(2)	March 28, 2015 (1)(2)	March 29, 2014 (2)
Employee stock options and ESPP	3.7	4.6	3.8	1.1
RSUs	10.4	10.2	10.6	2.9
Total potentially dilutive securities	14.1	14.8	14.4	4.0

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For the nine months ended March 28, 2015, the changes in accumulated other comprehensive (loss) income by component net of tax were as follows (in millions):

	Unrealized losses on available-for- sale investments	Foreign currency translation adjustments	Defined benefit obligation, net of tax (1)	Total
Beginning balance as of June 28, 2014	$(2.8)	$26.2	$(12.3)	$11.1
Other comprehensive (loss) income before reclassification adjustments	(0.4)	(63.0)	—	(63.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	0.4	0.4
Net current-period other comprehensive (loss) income	(0.4)	(63.0)	0.4	(63.0)
Ending balance as of March 28, 2015	$(3.2)	$(36.8)	$(11.9)	$(51.9)

(1) Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statements of Operations for the nine months ended March 28, 2015. There was no tax impact. Refer to “Note 14. Employee Defined Benefit Plans” for more details on the computation of net periodic cost for pension plans.

Note 5. Mergers and Acquisitions

Holdback Payments Related to Fiscal 2014 Acquisitions

On December 10, 2013 (“Trendium Closing Date”), the Company acquired certain technology and other assets from Trendium Inc (“Trendium”), a privately-held U.S. company, for a purchase price of $26.1 million in cash, including a holdback payment of approximately $2.5 million which was reserved for potential breaches of representations and warranties. During the second quarter of fiscal 2015, the Company made the $2.5 million holdback payment following the one-year anniversary of the Trendium Closing Date. The payment is classified as a financing activity within the Consolidated Statements of Cash Flows.

On January 6, 2014 (“Network Instruments Closing Date”), the Company completed the acquisition of Network Instruments, LLC (“Network Instruments”) a privately-held U.S. company, for $208.5 million in cash, subject to final cash and working capital adjustments, including holdback payments of approximately $20.0 million which were reserved for potential breaches of representations and warranties. During the first quarter of fiscal 2015, the Company made the required six-month $9.8 million holdback payment, net of working capital adjustments. During the third quarter of fiscal 2015, the Company made the final holdback payment of $9.9 million, net of working capital adjustments, following the one-year anniversary of the Network Instruments Closing Date. The payments are classified as a financing activity within the Consolidated Statements of Cash Flows.

Note 6. Balance Sheet and Other Details

Accounts receivable reserves and allowances

The activities and balances for allowance for doubtful accounts and allowance for sales returns were as follows (in millions):

	June 28, 2014	Charged to Costs and Expenses	Adjustments (1)	March 28, 2015
Allowance for doubtful accounts	$3.0	$0.7	$(0.7)	$3.0
Allowance for sales returns	0.5	1.2	(1.0)	0.7
Total accounts receivable reserves	$3.5	$1.9	$(1.7)	$3.7

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Inventories, net

Inventories, net are stated at the lower of cost or market, and include material, labor and manufacturing overhead costs. The components of Inventories, net were as follows (in millions):

	March 28, 2015	June 28, 2014
Finished goods	$87.5	$78.4
Work in process	31.5	40.1
Raw materials	36.8	34.8
Inventories, net	$155.8	$153.3

Prepayments and other current assets

The components of Prepayments and other current assets were as follows (in millions):

	March 28, 2015	June 28, 2014
Prepayments	$34.2	$33.3
Other current assets	46.1	45.4
Prepayments and other current assets	$80.3	$78.7

Other current liabilities

The components of Other current liabilities were as follows (in millions):

	March 28, 2015	June 28, 2014
Deferred compensation plan	$3.4	$3.9
Warranty	4.0	5.3
Restructuring	18.8	14.5
Holdback liabilities from acquisitions	2.3	22.5
Other	13.3	11.5
Other current liabilities	$41.8	$57.7

Other non-current liabilities

The components of Other non-current liabilities were as follows (in millions):

	March 28, 2015	June 28, 2014
Pension and post-employment benefits	$84.8	$107.3
Financing obligation	29.3	31.4
Long-term deferred revenue	27.4	22.7
Other	39.9	58.1
Other non-current liabilities	$181.4	$219.5

Note 7. Investments and Fair Value Measurements

The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 28, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$34.9	$—	$—	$34.9
U.S. agencies	96.3	—	—	96.3
Municipal bonds and sovereign debt instruments	11.6	—	—	11.6
Asset-backed securities	75.3	—	(0.2)	75.1
Corporate securities	348.4	0.1	(0.1)	348.4
Total debt available-for-sale securities	$566.5	$0.1	$(0.3)	$566.3

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of March 28, 2015, of the total estimated fair value, $79.2 million was classified as cash equivalents, $486.3 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

In addition to the amounts presented above, as of March 28, 2015, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $3.4 million, of which $0.4 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $2.3 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

During the three and nine months ended March 28, 2015 and March 29, 2014, the Company recorded no other-than-temporary impairment charges in each respective period.

As of March 28, 2015, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$413.8	$413.7
Amounts maturing in 1 - 5 years	151.7	151.8
Amounts maturing in more than 5 years	1.0	0.8
Total debt available-for-sale securities	$566.5	$566.3

As of June 28, 2014, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$36.8	$—	$—	$36.8
U.S. agencies	70.0	—	—	70.0
Municipal bonds and sovereign debt instruments	16.8	—	—	16.8
Asset-backed securities	94.7	0.1	(0.2)	94.6
Corporate securities	370.5	0.2	—	370.7
Total debt available-for-sale securities	$588.8	$0.3	$(0.2)	$588.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Fair Value Measurements

Assets measured at fair value as of March 28, 2015 are summarized below (in millions):

	Fair Value measurement as of
	March 28, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$34.9	$34.9	$—
U.S. agencies	96.3	—	96.3
Municipal bonds and sovereign debt instruments	11.6	—	11.6
Asset-backed securities	75.1	—	75.1
Corporate securities	348.4	—	348.4
Total debt available-for-sale securities	566.3	34.9	531.4
Money market funds	163.0	163.0	—
Trading securities	3.4	3.4	—
Total assets (1)	$732.7	$201.3	$531.4

(1) $212.2 million in cash and cash equivalents, $489.7 million in short-term investments, $26.2 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.

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

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency. As of June 28, 2014 and during the three and nine months ended March 28, 2015, the Company held no Level 3 investments.

Foreign Currency Forward Contracts

The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts and other instruments to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables, and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.

The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both March 28, 2015 and June 28, 2014 is not significant. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 8. Goodwill

The following table presents the changes in goodwill allocated to the reportable segments (in millions):

	Network Enablement (1)	Service Enablement (1)	Communications and Commercial Optical Products (2)	Optical Security and Performance Products	Total
Balance as of June 28, 2014	$158.0	$94.8	$5.9	$8.3	$267.0
Currency translation adjustments	(5.1)	(3.0)	(0.4)	—	(8.5)
Balance as of March 28, 2015	$152.9	$91.8	$5.5	$8.3	$258.5

(1) In the first quarter of fiscal 2015, the Company reorganized its NSE reportable segment into two separate reportable segments, NE and SE. The goodwill of NSE was allocated between the two new segments based on their relative fair value as of June 29, 2014, the first day of fiscal 2015. The Company determined that based on its cash flow structure, organizational structure and the financial information provided to and reviewed by Management, NE and SE also represented new reporting units for fiscal 2015. Refer to “Note 16. Operating Segments” for more information.

(2) The goodwill balance as of March 28, 2015 for the CCOP segment relates to the acquisition of Time-Bandwidth and has been allocated to the Lasers reporting unit.

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2014, the Company completed the annual impairment test of goodwill with no goodwill impairments.

As the Company reorganized its NSE segment into two reportable segments during the first quarter of fiscal 2015, the goodwill allocated to the new NE and SE reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the new reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis. The Company recorded no impairment charge as a result of the interim period impairment test performed during the three months ended September 27, 2014. There were no other events or changes in circumstances which triggered impairment review for any of the reporting units during the three and nine months ended March 28, 2015.

Note 9. Acquired Developed Technology and Other Intangibles

The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of March 28, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$529.0	$(456.3)	$72.7
Customer relationships	192.0	(144.6)	47.4
Other	22.5	(21.2)	1.3
Total intangibles subject to amortization	743.5	(622.1)	121.4
In-process research and development intangibles	3.5	—	3.5
Total intangibles	$747.0	$(622.1)	$124.9

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 28, 2014	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$548.8	$(443.1)	$105.7
Customer relationships	205.2	(142.3)	62.9
Other	24.2	(22.1)	2.1
Total intangibles subject to amortization	778.2	(607.5)	170.7
In-process research and development intangibles	7.1	—	7.1
Total intangibles	$785.3	$(607.5)	$177.8

During the three months ended September 27, 2014, the Company completed its in-process research and development (“IPR&D) project related to the fiscal 2014 acquisition of Network Instruments. Accordingly, $1.7 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of fifty-two months.

During the three months ended December 27, 2014, the Company recorded a $1.9 million IPR&D impairment charge for an ongoing project related to the fiscal 2014 acquisition of Trendium in accordance with the authoritative accounting guidance. The charge was recorded to Research and development (“R&D”) expense in the Consolidated Statement of Operations for the nine months ended March 28, 2015.

During the three and nine months ended March 28, 2015, the Company recorded $15.8 million and $47.0 million, respectively, of amortization expense relating to acquired developed technology, customer relationships and other intangibles.

During the three and nine months ended March 29, 2014, the Company recorded $16.2 million and $43.0 million, respectively, of amortization expense relating to acquired developed technology, customer relationships and other intangibles.

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 28, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2015	$12.0
2016	37.8
2017	34.7
2018	22.2
2019	10.9
Thereafter	3.8
Total amortization	$121.4

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 10. Debts and Letters of Credit

As of March 28, 2015 and June 28, 2014, the Company’s Long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the details of the Company’s debt (in millions):

	March 28, 2015	June 28, 2014
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(94.8)	(113.7)
Carrying amount of liability component	$555.2	$536.3

Carrying amount of equity component (1)	$134.4	$134.4

(1) Included in Additional paid-in-capital on the Consolidated Balance Sheets.

The Company was in compliance with all debt covenants as of March 28, 2015 and June 28, 2014, respectively.

0.625% Senior Convertible Notes

On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased. The 2033 Notes and its terms are described in “Note 10. Debts and Letters of Credit” of the Company’s Annual Report on Form 10-K for the year ended June 28, 2014. During the nine months ended March 28, 2015, the price of the Company’s common stock did not exceed the initial conversion price of $18.83 per share and no conversion features were triggered.

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of March 28, 2015, the expected remaining term of the 2033 Notes is 3.4 years.

In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of March 28, 2015, the unamortized portion of the debt issuance costs related to the 2033 Notes was $7.7 million, which was included in Other non-current assets on the Consolidated Balance Sheets.

Based on quoted market prices as of March 28, 2015 and June 28, 2014, the fair market value of the 2033 Notes was approximately $669.2 million and $653.0 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Effective interest rate	5.4%	5.4%	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0	$3.0	$2.4
Accretion of debt discount	6.3	6.0	18.8	14.6

Revolving Credit Facility

On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.

Outstanding Letters of Credit

As of March 28, 2015, the Company had 11 standby letters of credit totaling $30.0 million.

Note 11. Restructuring and Related Charges

The Company continues to engage in targeted restructuring events intended to consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of March 28, 2015 and June 28, 2014, the Company’s total restructuring accrual was $27.3 million and $26.2 million, respectively. During the three and nine months ended March 28, 2015, the Company recorded restructuring related expenses of $8.3 million and $20.9 million, respectively. During the three and nine months ended March 29, 2014, the Company recorded restructuring related expenses of $3.6 million and $3.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Summary of Restructuring Plans

The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended March 28, 2015 were as follows (in millions):

	Balance as of June 28, 2014	Nine Months Ended March 28, 2015 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of March 28, 2015	Three Months Ended March 28, 2015 Charges
Fiscal 2015 Plan
Separation Restructuring Plan (Workforce Reduction)	$—	$16.4	$(4.0)	$(0.2)	$12.2	$7.4
CCOP Robbinsville Closure Plan:
Workforce Reduction	—	1.5	(1.1)	—	0.4	—
Lease Costs	—	0.1	—	—	0.1	0.1
Total CCOP Robbinsville Restructuring Plan	—	1.6	(1.1)	—	0.5	0.1
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	4.6	0.3	(4.0)	(0.1)	0.8	0.3
CCOP Serangoon Closure Plan
Workforce Reduction	1.7	0.1	(1.6)	—	0.2	—
Lease Costs	—	0.3	(0.2)	—	0.1	0.3
Total CCOP Serangoon Closure Plan	1.7	0.4	(1.8)	—	0.3	0.3
Shared Services Restructuring Plan (Workforce Reduction)	1.8	0.1	(0.9)	—	1.0	—
NE Product Strategy Restructuring Plan (Workforce Reduction)	4.4	0.4	(1.6)	(0.7)	2.5	—
NE Lease Restructuring Plan (first floor)	6.9	0.5	(1.8)	—	5.6	0.1
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.5	—	(0.1)	(0.3)	1.1	—
Fiscal 2013 Plans
NE Lease Restructuring Plan	2.1	(0.1)	(0.4)	—	1.6	—
Other plans	0.7	0.7	(1.0)	—	0.4	0.1
Plans Prior to Fiscal 2013	2.5	0.6	(1.5)	(0.3)	1.3	—
Total	$26.2	$20.9	$(18.2)	$(1.6)	$27.3	$8.3

Ottawa Lease Exit Costs	$3.1	$(0.9)	$(0.8)	$(0.3)	$1.1	$(0.9)

As of March 28, 2015 and June 28, 2014, $8.5 million and $11.7 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.

The Company had also previously recorded lease exit charges, net of assumed sub-lease income in prior fiscal years related to its Ottawa facility that was included in SG&A expenses. The fair value of the remaining contractual obligations, net of sublease income, was $1.1 million and $3.1 million as of March 28, 2015 and June 28, 2014, respectively. The Company included the long-term portion of the contract obligations of $0.6 million and $2.0 million in Other non-current liabilities as of each period end, and the short-term portion in Other current liabilities in the Consolidated Balance Sheets. The payments related to these lease costs are expected to be paid by the end of the third quarter of fiscal 2018.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fiscal 2015 Plans

Separation Restructuring Plan

During the second quarter of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, certain sales, R&D and operations positions will be eliminated in the CCOP, NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs as the Company moves forward with its separation plan. In addition, during the third quarter of fiscal 2015, Management approved additional headcount adding to the plan approximately 80 employees primarily in the NE and SE segments. As a result, a restructuring charge of $7.4 million was recorded for severance and employee benefits during the third quarter of fiscal 2015. In total approximately 220 employees primarily in manufacturing, R&D, and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2016.

CCOP Robbinsville Closure Plan

During the first quarter of fiscal 2015, Management approved a CCOP plan to optimize operations and gain efficiencies by closing the Robbinsville, New Jersey site and consolidating roles and responsibilities across North America. As a result, approximately 30 employees primarily in manufacturing, R&D and SG&A functions located in North America were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2015.

Fiscal 2014 Plans

NE Realignment Plan

During the fourth quarter of fiscal 2014, Management approved a NE plan to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, approximately 100 employees primarily in manufacturing, R&D and SG&A functions located in United States, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2016.

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

Shared Services Restructuring Plan

During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in its shared services functions in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, approximately 40 employees primarily in the general and administrative functions located in the United States, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2016.

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

NE Lease Restructuring Plan (first floor)

During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

contractual obligations, net of sublease income, as of March 28, 2015 was $5.6 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.

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

Fiscal 2013 Plans

NE Lease Restructuring Plan

During the fourth quarter of fiscal 2013, Management approved a plan to consolidate space in Germantown, Maryland and Beijing, China, primarily used by the NE segment. As of June 29, 2013, the Company exited the second floor space in Germantown and Beijing under the plan. The fair value of the remaining contractual obligations, net of sublease income as of March 28, 2015 was $1.6 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019. Final payments related to the Beijing lease costs were paid during the first quarter of fiscal 2014.

Other Plans

Other plans account for an immaterial portion of the total restructuring accrual, with minimal or no revisions recorded.

Plans Prior to Fiscal 2013

The restructuring accrual for plans that commenced prior to fiscal year 2013 was $1.3 million, which consists of immaterial various restructuring plans that commenced prior to fiscal 2013.

Note 12. Income Taxes

The Company recorded an income tax benefit of $17.4 million and $2.5 million for the three and nine months ended March 28, 2015, respectively. The Company recorded an income tax benefit of $17.2 million and $13.7 million for the three and nine months ended March 29, 2014, respectively.

The income tax benefit recorded for the three and nine months ended March 28, 2015, primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income for the year in those locations, offset by a $21.8 million tax benefit recognized upon the settlement of an audit in a non-U.S. jurisdiction.

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

As of March 28, 2015 and June 28, 2014, the Company’s unrecognized tax benefits totaled $38.3 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.6 million accrued for the payment of interest and penalties at March 28, 2015. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.3 million.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 13. Stock-Based Compensation

Overview

The impact on the Company’s results of operations of recording stock-based compensation by function for three and nine months ended March 28, 2015 and March 29, 2014 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Cost of sales	$2.3	$2.7	$7.0	$7.7
Research and development	3.9	4.1	11.5	11.7
Selling, general and administrative	13.4	10.1	31.8	28.9
	$19.6	$16.9	$50.3	$48.3

Approximately $1.9 million of stock-based compensation was capitalized in inventory at March 28, 2015.

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

During the nine months ended March 28, 2015 and March 29, 2014, the Company granted 5.6 million and 5.5 million RSUs, of which 0.7 million and 0.6 million, respectively, are RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted through the third quarter of fiscal 2015 and fiscal 2014 was estimated to be $9.4 million and $9.2 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.9 million granted during the nine months ended March 28, 2015 and March 29, 2014 each are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

As of March 28, 2015, $83.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During the nine months ended March 28, 2015 and March 29, 2014, the Company paid $17.2 million and $18.3 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

Impact on Stock-based Compensation Due to Amendments in the Change of Control Benefits Plan

During the nine months ended March 28, 2015, the Company amended its Change of Control Benefits Plan (the “Plan”) to add a spin-off of certain Company assets to the circumstances that could trigger benefits under the Plan, as well as other revisions. During the current fiscal period, the Chief Executive Officer of the Company and the Chairman of the Compensation Committee approved the separation of certain executives. Pursuant to the Plan, upon termination, all unvested equity awards that have been granted or issued to certain terminated executives become immediately vested and stock options shall become fully exercisable with an extended exercise period of two years from the termination date.

The amendments resulted in a modification of equity awards for certain executives and total incremental stock-based compensation of $6.3 million, which is being amortized over the period between the modification date and the termination dates of the executives. The Company recognized $3.2 million and $4.9 million of stock-based compensation resulting from the modification during the three months ended and the nine months ended March 28, 2015, respectively.

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation Assumptions

The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Nine Months Ended
	March 28, 2015	March 29, 2014
Volatility of common stock	40.8%	53.9%
Average volatility of peer companies	53.4%	58.6%
Average correlation coefficient of peer companies	0.2156	0.2920
Risk-free interest rate	0.6%	0.8%

Note 14. Employee Defined Benefit Plans

The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees primarily in the United Kingdom (“U.K.”), Germany and Switzerland. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany and Switzerland assumed in connection with acquisitions during fiscal 2010 and fiscal 2014. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.

As of March 28, 2015, the U.K. plan and Switzerland plan were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 28, 2015, the Company contributed $1.1 million to the U.K. and $0.4 million to the Switzerland plans. The funded plan assets consist primarily of managed investments.

The following table presents the components of the net periodic cost for the pension plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Service cost	$0.1	$0.2	$0.4	$0.4
Interest cost	0.9	1.2	2.9	3.6
Expected return on plan assets	(0.5)	(0.4)	(1.3)	(1.2)
Recognized net actuarial (gains)/losses	0.1	—	0.4	0.1
Net periodic benefit cost	$0.6	$1.0	$2.4	$2.9

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

The Company expects to incur cash outlays of approximately $4.4 million related to its defined benefit pension plans during fiscal 2015 to make current benefit payments and fund future obligations. As of March 28, 2015, approximately $4.7 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2014.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on its balance sheet as of March 28, 2015 and June 28, 2014.

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

The following table presents the changes in the Company’s warranty reserve (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Balance as of beginning of period	$5.4	$6.8	$6.3	$6.9
Provision for warranty	1.6	1.7	4.5	6.3
Utilization of reserve	(0.8)	(1.2)	(4.4)	(4.3)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.8)	(0.4)	(1.0)	(2.0)
Balance as of end of period	$5.4	$6.9	$5.4	$6.9

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

The Company is a leading provider of network service and enablement solutions and optical products for telecommunications (“Telecom”) service providers, cable operators, network equipment manufacturers (“NEMs”) and enterprises. JDSU’s diverse technology portfolio also fights counterfeiting and enables commercial lasers for a range of manufacturing applications.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

(iii) Communications and Commercial Optical Products:

CCOP provides optical components, modules, subsystems, and solutions used by Telecom and data communications (“Datacom”) network equipment manufacturers (“NEMs”) and both traditional and cloud/data center service providers. These products enable the transmission and transport of video, audio and text data over high-capacity fiber optic cables. Transmission products primarily consist of optical transceivers, optical transponders, and their supporting components such as modulators and source lasers, including innovative products such as the Tunable Small Form-factor Pluggable Plus transceiver. Transport products primarily consist of modules or sub-systems containing optical amplifiers, reconfigurable optical add/drop multiplexers (“ROADMs”) or Wavelength Selective Switches, Optical Channel Monitors and their supporting components. Our products for 3D sensing applications, formerly referred to as our gesture recognition products, include a light source product. Customer solutions containing our 3D sensing products let a person control electronic or computer devices with natural body or hand gestures instead of using a remote, mouse or other device.

CCOP also provides a broad laser portfolio that serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. These products include diode, direct-diode, diode-pumped solid-state, fiber, and gas lasers. In addition, our photonic power products include fiber optic-based systems for delivering and measuring electrical power.

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

JDS UNIPHASE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Information on reportable segments is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2015	March 29, 2014	March 28, 2015	March 29, 2014
Net revenue:
Network Enablement	$128.1	$136.0	$394.6	$436.9
Service Enablement	39.0	36.3	132.9	102.3
Communications and Commercial Optical Products	195.2	194.6	611.6	597.2
Optical Security and Performance Products	48.4	51.1	142.3	158.2
Net revenue	$410.7	$418.0	$1,281.4	$1,294.6

Operating income (loss):
Network Enablement	$25.8	$18.7	$68.4	$72.1
Service Enablement	(9.5)	(8.8)	(11.2)	(20.9)
Communications and Commercial Optical Products	17.4	22.4	69.1	73.5
Optical Security and Performance Products	19.1	18.2	53.8	57.8
Corporate	(21.5)	(23.3)	(66.2)	(70.7)
Total segment operating income	31.3	27.2	113.9	111.8
Unallocated amounts:
Stock-based compensation	(19.6)	(16.9)	(50.3)	(48.3)
Amortization of intangibles	(15.8)	(16.2)	(47.0)	(43.0)
Loss on disposal of long-lived assets	(0.5)	(1.0)	(0.5)	(0.8)
Restructuring and related charges (1)	(8.3)	(3.6)	(20.9)	(3.8)
Other charges related to non-recurring activities (1)	(9.4)	(1.1)	(21.5)	(1.1)
Interest and other income (expense), net	0.3	0.6	1.2	0.4
Interest expense	(8.6)	(7.7)	(25.4)	(21.3)
(Loss) income from operations before income taxes	$(30.6)	$(18.7)	$(50.5)	$(6.1)

(1) During the three and nine months ended March 28, 2015, the Company incurred incremental expenses of $16.2 million and $32.9 million, respectively, to effect the Company’s plan to separate into two separate public companies. These incremental expenses included (a) restructuring charges, (b) accounting, legal, and other professional fees, (c) and cost of additional personnel and related costs dedicated to affect the separation and/or to enable Lumentum to operate successfully immediately following the split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

Statements contained in this Quarterly Report on Form 10-Q which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negatives thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•                  our expectations regarding demand for our products, including continued trends in end-user behavior and technological advancements that may drive such demand and the role we will play in those advancements;

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

On September 10, 2014, the Company announced plans to separate into two publicly traded companies: an optical components and commercial lasers company consisting of JDSU’s current Communications and Commercial Optical Products (“CCOP”) segment, and a network and service enablement company consisting of JDSU’s current Network Enablement (“NE”), Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments. On February 26, 2015, the Company announced that the optical components and commercial lasers company will be named Lumentum Holdings Inc. (“Lumentum”), and the network and service enablement company will be renamed Viavi Solutions Inc. (“Viavi”) at the time of the separation. The separation is expected to occur through a tax-free pro rata spinoff of Lumentum to JDSU shareholders, though the structure is subject to change based upon various business, tax and regulatory factors. The Company expects to complete the separation by the calendar third quarter of 2015.

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

NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers. These include major telecom, mobility and cable operators such as AT&T, Bell Canada, Bharti Airtel Limited, British Telecom, China Mobile, China Telecom, Chunghwa Telecom, Comcast, CSL, Deutsche Telecom, France Telecom, Reliance Communications, Softbank, Telefónica, Telmex, TimeWarner Cable, Verizon and Vodafone. NE customers also include many of the NEMs served by our CCOP segment, including Alcatel-Lucent International, Ciena Corporation, Cisco Systems, Inc., Fujitsu Network Communications, Inc., and Huawei Technologies Co. Ltd. NE customers also include chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Storage-segment customers include Brocade, Cisco Systems and EMC.

Service Enablement

SE solutions are embedded systems that provide network, service and application data. These solutions-including microprobes and software-monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.

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

Communications and Commercial Optical Products

CCOP is a leading provider of optical communications and commercial laser products and technologies and commercial laser components. JDSU optical communications offerings address the following markets: telecommunications (“Telecom”), data communications (“Datacom”) and consumer and industrial (“Consumer and Industrial”).

CCOP’s optical communications products include a wide range of components, modules and subsystems to support and maintain customers in CCOP’s two primary markets: Telecom and Datacom. The Telecom market includes carrier networks for access (local), metro (intracity), long-haul (city-to-city and worldwide) and submarine (undersea) networks. The Datacom market addresses enterprise, cloud and data center applications, including storage-access networks (“SANs”), local-area networks (“LANs”) and Ethernet wide-area networks (“WANs”). These products enable the transmission and transport of video, audio and text data over high-capacity fiber-optic cables. We maintain leading positions in the fastest-growing optical communications markets, including reconfigurable optical add/drop multiplexers (“ROADMs”), tunable 10-gigabit small form-factor pluggable transceivers and tunable small formfactor pluggables. Our growing portfolio of pluggable transceivers supports LAN/SAN needs and the cloud for customers building proprietary data center networks.

In the Consumer and Industrial markets CCOP’s products include our light source product which is integrated into 3D sensing platforms being used in applications for gaming, computing and home entertainment. These systems simplify the way people interact with technology by enabling the use of natural body gestures, like the wave of a hand, to control a product or application. Emerging applications for this technology include incabin tracking in cars, self-navigating robotics and drones in industrial applications and 3D capture of objects coupled with 3D printing.

Our OpComms customers include Alcatel-Lucent International, Ciena Corporation, Cisco Systems, Inc., Coriant GmbH, Fujitsu Network Communications, Inc., Google Inc., Huawei Technologies Co. Ltd., Microsoft Corporation and Nokia Networks.

CCOP also provides a broad laser portfolio that serve customers in markets and applications such as manufacturing, biotechnology, graphics and imaging, remote sensing, and precision machining such as drilling in printed circuit boards, wafer singulation and solar cell scribing. Our Lasers products are used in a variety of OEM applications.

OEM applications use our products including diode-pumped solid-state, fiber, diode, direct-diode and gas lasers such as argon-ion and helium-neon lasers. Diode-pumped solid-state and fiber lasers provide excellent beam quality, low noise and exceptional reliability and are used in biotechnology, graphics and imaging, remote sensing, materials processing and precision machining applications. Diode and direct-diode lasers address a wide variety of applications, including laser pumping, thermal exposure, illumination, ophthalmology, image recording, printing, plastic welding and selective soldering. Gas lasers such as argon-ion and helium-neon lasers provide a stable, low-cost and reliable solution over a wide range of operating conditions, making them well suited for complex, high-resolution OEM applications such as flow cytometry, DNA sequencing, graphics and imaging and semiconductor inspection.

Our Lasers customers include Amada Co., Ltd., ASML Holding N.V., Beckman Coulter, Inc., Becton, Dickinson and Company, DISCO Corporation, Electro Scientific Industries, Inc., EO Technics Co., Ltd. and KLA-Tencor Corporation.

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

RESULTS OF OPERATIONS

The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2015	March 29, 2014	Change	Percent Change	March 28, 2015	March 29, 2014	Change	Percent Change
Segment net revenue:
NE	$128.1	$136.0	$(7.9)	(5.8)%	$394.6	$436.9	$(42.3)	(9.7)%
SE	39.0	36.3	2.7	7.4	132.9	102.3	30.6	29.9
CCOP	195.2	194.6	0.6	0.3	611.6	597.2	14.4	2.4
OSP	48.4	51.1	(2.7)	(5.3)	142.3	158.2	(15.9)	(10.1)
Net revenue	$410.7	$418.0	$(7.3)	(1.7)%	$1,281.4	$1,294.6	$(13.2)	(1.0)%

Gross profit	$184.3	$184.7	$(0.4)	(0.2)%	$584.1	$574.8	$9.3	1.6%
Gross margin	44.9%	44.2%			45.6%	44.4%

Amortization of acquired technologies	10.9	11.0	(0.1)	(0.9)%	32.0	32.3	(0.3)	(0.9)%
Percentage of net revenue	2.7%	2.6%			2.5%	2.5%

Research and development	76.7	74.1	2.6	3.5%	232.3	216.0	16.3	7.5%
Percentage of net revenue	18.7%	17.7%			18.1%	16.7%

Selling, general and administrative	116.7	113.4	3.3	2.9%	342.2	329.5	12.7	3.9%
Percentage of net revenue	28.4%	27.1%			26.7%	25.5%

Amortization of other intangibles	4.9	5.2	(0.3)	(5.8)%	15.0	10.7	4.3	40.2%
Percentage of net revenue	1.2%	1.2%			1.2%	0.8%

Restructuring and related charges	8.3	3.6	4.7	130.6%	20.9	3.8	17.1	450.0%
Percentage of net revenue	2.0%	0.9%			1.6%	0.3%

Net Revenue

Three months ended March 28, 2015 and March 29, 2014

Net revenue decreased by $7.3 million, or 1.7%, during the three months ended March 28, 2015 compared to the same period a year ago. This decrease was primarily due to a decrease in our NE and OSP segments partially offset by an increase in our SE and CCOP segments as discussed below.

NE net revenue decreased by $7.9 million, or 5.8%, during the three months ended March 28, 2015 compared to the same period a year ago. This decrease was driven by $16.4 million of net revenue decreases primarily from our Ethernet, Mobility and Waveready product lines. These decreases were primarily due to lower demand for our (i) Ethernet product line from key customers, (ii) Mobility product line as we transition to next generation products and (iii) Waveready product line driven by a reduction in carrier spending in the current period. This was partially offset by $8.6 million of net revenue increases primarily due to higher demand from a key customer of our MAC product line.

SE net revenue increased by $2.7 million, or 7.4%, during the three months ended March 28, 2015 compared to the same period a year ago. This increase was primarily driven by $4.3 million of net revenue increases primarily from our Enterprise product line as a result of higher maintenance revenues and our Location Intelligence product line driven by increased orders and recognition of previously deferred software and services revenue. This was partially offset by $1.6 million of net revenue decreases primarily from our MAA product line resulting from the timing and magnitude of projects from solution-based customers.

CCOP net revenue increased by $0.6 million, or 0.3%, during the three months ended March 28, 2015 compared to the same period a year ago. This increase was driven by $7.9 million of net revenue increases primarily from products addressing our Datacom market due to higher demand from a key customer and the ramp of new products in the current period. These increases were partially offset by $7.3 million of net revenue decreases from products addressing the Consumer and Industrial market, primarily due to lower demand from a key customer for our 3D sensing products in the current period.

OSP net revenue decreased by $2.7 million, or 5.3%, during the three months ended March 28, 2015 compared to the same period a year ago. This decrease was driven by $11.0 million of net revenue decreases primarily from the planned exit of legacy products which was completed at the end of fiscal 2014 and lower demand from a key customer for 3D sensing products in our Consumer and Industrial product line. These decreases were partially offset by $8.3 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.

Nine Months Ended March 28, 2015 and March 29, 2014

Net revenue decreased by $13.2 million, or 1.0%, during the nine months ended March 28, 2015 compared to the same period a year ago. This decrease was primarily due to a decrease in our NE and OSP segments, partially offset by an increase in our SE and CCOP segments.

NE net revenue decreased by $42.3 million, or 9.7%, during the nine months ended March 28, 2015 compared to the same period a year ago. This decrease was primarily due to a reduction in carrier spending in the current period resulting in lower demand for our Ethernet, MAC, and Fiber product lines, partially offset by an increase in demand from a key customer for our Cable products in the current period.

SE net revenue increased by $30.6 million, or 29.9%, during the nine months ended March 28, 2015 compared to the same period a year ago. This increase was driven by $33.2 million of net revenue increases primarily due to incremental net revenue from our Enterprise product line which was acquired in the third quarter of fiscal 2014, coupled with revenue growth in our Location Intelligence product line driven by increased orders. This was offset by $2.6 million of net revenue decreases primarily from our MAA product line resulting from the timing and magnitude of projects.

CCOP net revenue increased by $14.4 million, or 2.4%, during the nine months ended March 28, 2015 compared to the same period a year ago. This increase was driven by $51.8 million of net revenue increases primarily from our products addressing our Lasers and Datacom markets. These increases were primarily due to higher demand from a key customer for our second generation fiber laser product in the Laser market and the ramp of new products for the Datacom market. These increases were partially offset by $37.4 million of net revenue decreases primarily from products addressing our Consumer and Industrial market due to lower demand for 3D sensing products in the current period compared to the prior period when our customer launched its next generation gaming console.

OSP net revenue decreased by $15.9 million, or 10.1%, during the nine months ended March 28, 2015 compared to the same period a year ago. This decrease was driven by $34.3 million of net revenue decreases primarily from the planned exit of legacy products which was completed at the end of fiscal 2014 and lower demand from a key customer for 3D sensing products in our Consumer and Industrial product line. This was partially offset by $18.4 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, as a portion of our international operations are denominated in currencies other than the U.S. dollar, changes in foreign exchange rates may significantly affect revenue and expenses. Recently, the significant strengthening of the U.S. dollar relative to certain foreign currencies, namely the Euro and Japanese Yen, negatively impacted reported revenue and reduced our reported expenses. Additionally, continued economic issues in Europe have led to uncertain demand in our NE, SE and optical communications product portfolios. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures, particularly within our optical communications markets, due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability, particularly in our CCOP, NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our CCOP, NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; and (e) the proposed spinoff may result in disruptions to, and negatively impact our relationships with, our customers and other business partners. In addition, we anticipate continued lower demand and revenue from our 3D sensing products in our CCOP and OSP segments through fiscal 2015 compared to fiscal 2014.

We operate in three geographic regions: Americas, Europe Middle East and Africa (“EMEA”) and Asia-Pacific. The following table presents net revenue by geographic region (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2015		March 29, 2014		March 28, 2015		March 29, 2014
Net revenue:
Americas	$203.1	49.4%	$196.5	47.0%	$586.5	45.8%	$609.5	47.1%
EMEA	88.7	21.6%	102.3	24.5%	291.4	22.7%	311.1	24.0%
Asia-Pacific	118.9	29.0%	119.2	28.5%	403.5	31.5%	374.0	28.9%
Total net revenue	$410.7	100.0%	$418.0	100.0%	$1,281.4	100.0%	$1,294.6	100.0%

Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers in the Americas during the three months ended March 28, 2015 and March 29, 2014 included net revenue from the United States of $155.6 million and $152.0 million, respectively. Net revenue from customers in the Americas during the nine months ended March 28, 2015 and March 29, 2014 included net revenue from the United States of $439.5 million and $454.5 million, respectively.

Net revenue from customers outside the Americas during the three months ended March 28, 2015 and March 29, 2014 represented 50.6% and 53.0% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended March 28, 2015 and March 29, 2014, represented 54.2% and 52.9% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Gross Margin

Gross margin increased by 0.7 percentage points during the three months ended March 28, 2015 from 44.2% in the same period a year ago to 44.9% in the current period. This increase was primarily due to an improvement in gross margin within our SE, OSP and NE segments driven by an increase in sales of higher margin products, including higher software and maintenance revenue in our SE segment and higher anti-counterfeiting revenue coupled with the exit from lower margin legacy products in the fourth quarter of fiscal 2014 in our OSP segment. This was partially offset by an unfavorable product mix in our CCOP segment.

Gross margin increased 1.2 percentage points during the nine months ended March 28, 2015 from 44.4% in the same period a year ago to 45.6% in the current period. The increase was primarily due to an improvement in gross margin within our SE, NE and OSP segments driven by (i) the addition of the higher-margin Enterprise product line acquired in the third quarter of fiscal 2014 in our SE segment, (ii) favorable product mix in our NE segment and (iii) higher anti-counterfeiting revenue coupled with the exit from lower margin legacy products in the fourth quarter of fiscal 2014 in our OSP segment.

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

Research and Development (“R&D”)

R&D expense increased by $2.6 million, or 3.5%, during the three months ended March 28, 2015 compared to the same period a year ago. This increase was primarily driven by a $1.6 million reduction in R&D offsets from CCOP customer-funded development projects and government grants in the current period and a $1.0 million increase in labor and benefits expense primarily due to higher variable-compensation related to the company’s performance. This was partially offset by a decrease in R&D materials expense of $0.9 million. As a percentage of net revenue R&D increased 1.0 percentage point during the three months ended March 28, 2015 compared to the same period a year ago as we continue to invest in our portfolio to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets.

R&D expense increased by $16.3 million, or 7.5%, during the nine months ended March 28, 2015 compared to the same period a year ago. This increase was primarily driven by a $12.1 million increase in employee compensation expense primarily due to our ongoing investment in R&D and our strategic acquisitions in the second and third quarters of fiscal 2014. Also contributing to the increase was a $1.9 million IPR&D impairment charge related to a fiscal 2014 acquisition. This was partially offset by a $0.9 million decrease in R&D facilities cost. As a percentage of net revenue R&D increased 1.4 percentage points during the three months ended March 28, 2015 compared to the same period a year ago as we continue to invest in our portfolio to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace and expect our investment in dollar terms to increase in future quarters.

Selling, General and Administrative (“SG&A”)

SG&A expense increased by $3.3 million, or 2.9%, during the three months ended March 28, 2015 compared to the same period a year ago. This increase was primarily driven by an $8.3 million increase in non-recurring expenses related to the separation of the CCOP segment. This was partially offset by a $4.3 million reduction in various other charges as a result of our continuing cost reduction efforts. As a percentage of net revenue SG&A increased 1.2 percentage points during the three months ended March 28, 2015 compared to the same period a year ago.

SG&A expense increased by $12.7 million, or 3.9%, during the nine months ended March 28, 2015 compared to the same period a year ago. This increase was primarily driven by a $16.0 million increase in non-recurring expenses related to the separation of the CCOP segment, coupled with a $4.5 million increase in employee-related compensation primarily due to incremental stock-based compensation charges in connection with the modification of certain equity awards in fiscal 2015 as discussed in Note 13. Stock-Based Compensation. This was partially offset by a $8.0 million reduction in various other charges as a result of our continuing cost reduction efforts. As a percentage of net revenue SG&A increased 1.3 percentage points during the nine months ended March 28, 2015 compared to the same period a year ago.

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

Restructuring and Related Charges

We continue to eliminate costs through targeted restructuring efforts intended to consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized cost eliminations of approximately $53.0 million, excluding any one-time charges as a result of the restructuring activities initiated in the past year. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. Refer to “Note 11. Restructuring and Related Charges” for more detail. Additionally, we expect to incur significant restructuring and related charges during the remainder of fiscal 2015 related to our proposed separation of the Company into two public companies and our continuing efforts to reduce ongoing costs of our businesses.

During the three and nine months ended March 28, 2015, we incurred restructuring and related charges of $8.3 million and $20.9 million, respectively. During the three and nine months ended March 29, 2014, we incurred restructuring and related charges of $3.6 million and $3.8 million, respectively.

During the third quarter of fiscal 2015, we incurred restructuring and related charges of $8.3 million. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  During the second quarter of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, certain sales, R&D, and operations positions will be eliminated in the CCOP, NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs as the Company moves forward with its separation plan. In addition, during the third quarter of fiscal 2015, Management approved additional headcount adding to the plan approximately 80 employees primarily in the NE and SE segment. As a result, a restructuring charge of $7.4 million was recorded for severance and employee benefits during the third quarter of fiscal 2015. In total approximately 220 employees primarily in manufacturing, R&D, and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2016.

During the third quarter of fiscal 2014, we incurred restructuring and related charges of $3.6 million. These charges are primarily the result of the following:

•                  During the third quarter of fiscal 2014, Management approved a plan in the NSE segment to realign its services, support and product resources in response to market conditions in the mobile assurance market and to increase focus on software products and next generation solutions through acquisitions and R&D. As a result, a restructuring charge of $3.3 million was recorded for severance and employee benefits for approximately 60 employees primarily in SG&A and manufacturing functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

During the nine months ended March 28, 2015, we recorded $20.9 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•                  We recorded a restructuring charge of $16.4 million primarily for severance and benefits for the Separation Restructuring Plan announced in the second quarter of fiscal 2015.

•                  We recorded a restructuring charge of $1.6 million primarily for severance and benefits for the CCOP Robbinsville Closure Plan announced in the first quarter of fiscal 2015.

During the nine months ended March 29, 2014, we recorded $3.8 million in restructuring and related charges. The charges are primarily the result of the following:

•                  $4.8 million for severance and benefits for the Central Finance and IT Plan announced in the second quarter of fiscal 2014 and for the NSE Product Strategy Restructuring Plan announced in the third quarter of fiscal 2014. These charges were slightly offset by a benefit of $0.7 million relating to a reduction in the number of employees impacted by the OSP Operational Realignment Plan approved during the fourth quarter of fiscal 2013.

•                  $0.8 million benefit to adjust the lease liability accrual for the Germantown location related to the NSE Lease Restructuring Plan approved in the fourth quarter of fiscal 2013.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $5.3 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.

Interest and Other Income (Expense), Net

Interest and other income (expense), net was $0.3 million during the three months ended March 28, 2015 compared to $0.6 million the same period a year ago. This $0.3 million change was driven by an increase in foreign currency exchange loss of ($1.2) million as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, partially offset by a $0.6 million increase in other income during the current period.

Interest and other income (expense), net was $1.2 million during the nine months ended March 28, 2015 as compared to $0.4 million during the same period a year ago. This $0.8 million change was primarily driven by an increase in other income of $1.3 million driven by higher sub-lease rental income in the current period, coupled with an increase in interest income of $0.9 million primarily due to balances in higher-yielding investment vehicles in our investment portfolios. This was partially offset by an increase in foreign currency exchange loss of ($1.3) million as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.

Interest Expense

Interest expense increased by $0.9 million, or 11.7%, during the three months ended March 28, 2015 compared to the same period a year ago. The increase was comprised of various components including a $0.3 million increase in accretion of unamortized debt discount related to the 0.625% Convertible Notes due 2033 (the “2033 Notes”) which were issued on August 21, 2013.

Interest expense increased by $4.1 million, or 19.2%, during the nine months ended March 28, 2015 compared to the same period a year ago. The increase was primarily due to an increase of $4.2 million and $0.6 million in accretion of unamortized debt discount and contractual interest expense related to our 2033 Notes during the current period. This was partially offset by a $1.3 million write-off of unamortized issuance cost related to the termination of our $250.0 million revolving credit facility in the first quarter of fiscal 2014.

Provision for Income Tax

We recorded an income tax benefit of $17.4 million and $2.5 million for the three and nine months ended March 28, 2015, respectively. We recorded an income tax benefit of $17.2 million and $13.7 million for the three and nine months ended March 29, 2014, respectively.

The income tax benefit recorded for the three and nine months ended March 28, 2015, primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income for the year in those locations, offset by a $21.8 million tax benefit recognized upon the settlement of an audit in a non-U.S. jurisdiction.

The income tax benefit recorded for the three and nine months ended March 29, 2014, primarily relates to income tax in certain foreign and state jurisdictions based our forecasted pre-tax income for the year in those locations offset by the recognition of $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction.  A tax benefit of $5.1 million was recorded for the nine months ended March 29, 2014, related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

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

As of March 28, 2015 and June 28, 2014, our unrecognized tax benefits totaled $38.3 million and $60.3 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.6 million accrued for the payment of interest and penalties at March 28, 2015. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.3 million.

Operating Segment Information (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2015	March 29, 2014	Change	Percentage Change	March 28, 2015	March 29, 2014	Change	Percentage Change
NE
Net revenue	$128.1	$136.0	$(7.9)	(5.8)%	$394.6	$436.9	$(42.3)	(9.7)%
Operating income	25.8	18.7	7.1	38.0%	68.4	72.1	(3.7)	(5.1)%
Operating margin	20.1%	13.8%			17.3%	16.5%	0.8%

SE
Net revenue	$39.0	$36.3	$2.7	7.4%	$132.9	$102.3	$30.6	29.9%
Operating loss	(9.5)	(8.8)	(0.7)	8.0%	(11.2)	(20.9)	9.7	(46.4)%
Operating margin	(24.4)%	(24.2)%			(8.4)%	(20.4)%

CCOP
Net revenue	$195.2	$194.6	$0.6	0.3%	$611.6	$597.2	$14.4	2.4%
Operating income	17.4	22.4	(5.0)	(22.3)%	69.1	73.5	(4.4)	(6.0)%
Operating margin	8.9%	11.5%			11.3%	12.3%

OSP
Net revenue	$48.4	$51.1	$(2.7)	(5.3)%	$142.3	$158.2	$(15.9)	(10.1)%
Operating income	19.1	18.2	0.9	4.9%	53.8	57.8	(4.0)	(6.9)%
Operating margin	39.5%	35.6%			37.8%	36.5%

NE

NE operating margin increased 6.3 percentage points during the three months ended March 28, 2015 from 13.8% in the same period a year ago to 20.1% in the current period. The increase in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue coupled with an improvement in gross margin driven by a more favorable product mix. Operating expenses decreased primarily due to lower sales commissions coupled with a reduction in headcount and other cost savings from our targeted restructuring activities in fiscal 2015.

NE operating margin increased 0.8 percentage points during nine months ended March 28, 2015 from 16.5% in the same period a year ago to 17.3% in the current period. The increase in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue coupled with an improvement in gross margin driven by a more favorable product mix. Operating expenses decreased primarily due to lower sales commissions coupled with a reduction in headcount and other cost savings from our targeted restructuring activities in fiscal 2015.

SE

SE operating margin decreased 0.2 percentage points during the three months ended March 28, 2015 from (24.2)% in the same period a year ago to (24.4)% in the current period. The decrease in operating margin was primarily due to an increase in operating expenses as a percentage of revenue as a result of ongoing investments in the development of our product portfolio. This was partially offset by an improvement in gross margin primarily due to an increase in net revenue and a more favorable product mix, including higher software and maintenance revenue in the current period.

SE operating margin increased 12.0 percentage points during nine months ended March 28, 2015 from (20.4)% in the same period a year ago to (8.4)% in the current period. The increase in operating margin was primarily driven by an increase in net revenue from the addition of the higher-margin Enterprise product line acquired in the third quarter of fiscal 2014.

CCOP

CCOP operating margin decreased 2.6 percentage points during the three months ended March 28, 2015 from 11.5% in the same period a year ago to 8.9% in the current period. The decrease in operating margin was primarily due to a decline in gross margin driven by an unfavorable product mix.

CCOP operating margin decreased 1.0 percentage points during the nine months ended March 28, 2015 from 12.3% in the same period a year ago to 11.3% in the current period. The decrease in operating margin was primarily due to an increase in R&D as a percentage of net revenue driven by higher headcount associated with our ongoing R&D investments and our strategic acquisition in the third quarter of fiscal 2014.

OSP

OSP operating margin increased 3.9% during the three months ended March 28, 2015 from 35.6% in the same period a year ago to 39.5% in the current period. The increase in operating margin was primarily due to an improvement in gross margin driven by an increase in revenue from our higher margin anti-counterfeiting product line, coupled with the exit from lower margin legacy products in the fourth quarter of fiscal 2014. This was partially offset by an increase in operating expenses as a percentage of revenue primarily due to spending associated with our ongoing R&D investments and the development of our product portfolio.

OSP operating margin increased 1.3% during the nine months ended March 28, 2015 from 36.5% in the same period a year ago to 37.8% in the current period. The increase in operating margin was primarily due to an improvement in gross margin driven by an increase in revenue from our higher margin anti-counterfeiting product line, coupled with the exit from lower margin legacy products in the fourth quarter of fiscal 2014. This was partially offset by an increase in operating expenses as a percentage of net revenue primarily due to spending associated with our ongoing R&D investments and the development of our product portfolio.

Liquidity and Capital Resources

Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. In November, 2012, the policy was amended to allow an allocation to securities rated A-2/P-2, BBB/Baa2 or better, with such allocation not to exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 28, 2015 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of March 28, 2015, U.S. entities owned approximately 80.3% of our cash and cash equivalents, short-term investments and restricted cash.

As of March 28, 2015, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended March 28, 2015, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

Nine Months Ended March 28, 2015

As of March 28, 2015 our combined balance of cash and cash equivalents, short-term investments and restricted cash decreased by $65.8 million to $815.5 million from $881.3 million as of June 28, 2014.

During the nine months ended March 28, 2015, cash provided by operating activities was $34.5 million, primarily resulting from $129.0 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax and other tax liabilities balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $94.5 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $38.7 million due to timing of salary and bonus payments, a decrease in accrued expenses and other current and non-current liabilities of $20.6 million, a decrease in accounts payable of $17.6 million due to higher payment activity, and an increase in accounts receivable of $14.3 million primarily due to collections timing.

During the nine months ended March 28, 2015, cash provided by investing activities was $1.2 million, primarily resulting from $524.9 million of proceeds from the sales and maturities of available-for-sale investments and other assets and a $5.0 million decrease in restricted cash, partially offset by $460.0 million of purchases of available-for-sale investments and $68.7 million of cash used for capital expenditures.

During the nine months ended March 28, 2015, cash used in financing activities was $13.8 million, primarily resulting from holdback payments of $22.2 million related to our acquisitions in fiscal 2014 and $4.7 million of cash used to repurchase our common stock, partially offset by $14.0 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Nine Months Ended March 29, 2014

As of March 29, 2014 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $410.3 million to $926.2 million from 515.9 million as of June 29, 2013.

During the nine months ended March 29, 2014, cash provided by operating activities was $126.4 million, resulting from $146.1 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax balances which are non-cash in nature, partially offset by a changes in operating assets and liabilities that used $19.7 million. Changes in operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $33.0 million due to timing of salary and variable incentive payments, a decrease in accrued expenses and other current and non-current liabilities of $22.9 million, partially offset by an increase in accounts payable of $23.2 million due to lower payment activity in the current quarter.

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

•                  higher than expected costs associated with separating the company into two public companies (a network and service enablement company and an optical components and commercial lasers company)

Contractual Obligations

During the third quarter of fiscal 2015, there were no material changes to the contractual obligations previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2014, except for those occurring in the ordinary course of our business.

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

Pension and Other Post-retirement Benefits

We sponsor significant pension plans for certain past and present employees primarily in the U.K., Germany and Switzerland.  We are also responsible for the non-pension post-retirement benefit obligation of a previously acquired subsidiary. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for the plans assumed in connection with acquisitions during fiscal 2010 and fiscal 2014. The U.K. plan and Switzerland plan are partially funded and the German plans, which were established as “pay-as-you-go” plans, are unfunded. As of March 28, 2015, our pension plans were under funded by $86.5 million since the projected benefit obligation exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 28, 2015, the fair value of plan assets had increased approximately 13.2% since June 28, 2014, our most recent fiscal year end.

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

The following table provides information about our foreign currency forward contracts outstanding as of March 28, 2015.

	Contract Amount		Contract Amount
(in millions)	(Local Currency)		(USD)
Canadian Dollar (contracts to buy CAD / sell USD)	CAD	47.6	$38.0
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	206.2	32.8
British Pound (contracts to buy GBP / sell USD)	GBP	13.3	19.8
Euro (contracts to buy EUR / sell USD)	EUR	93.5	102.7
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	48.6	35.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN	113.1	7.5
Australian Dollar (contracts to sell AUD / buy USD)	AUD	7.3	5.7
Brazilian Real (contracts to sell BRL / buy USD)	BRL	61.5	18.9
Japanese Yen (contracts to buy JPY / sell USD)	JPY	691.1	5.8
Indian Rupee (contracts to sell INR / buy USD)	INR	294.9	4.6
South Korean Won (contracts to buy KRW / sell USD)	KRW	3,735.0	3.4
Malaysian Ringgit (contracts to buy MYR / sell USD)	MYR	3.2	0.9
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	2.8
Turkish Lira (contracts to sell TRY / buy USD)	TRY	2.3	0.9
Swedish Krona (contracts to buy SEK / sell USD)	SEK	20.2	2.4
Total USD notional amount of outstanding foreign exchange contracts			$281.6

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

Investments

We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency bonds, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at March 28, 2015.

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

Debt

The fair market value of the 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair market value of the notes may also increase as the market price of JDSU stock rises and decreases as the market price of the stock falls. Interest rate and JDSU stock price changes affect the fair market value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of March 28, 2015, the fair market value of the 2033 Notes was $669.2 million. Refer to “Note10. Debt and Letters of Credit” for more details.

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

One of the conditions for completing the spinoff will be our receipt of a tax opinion from our advisors substantially to the effect that, for U.S. federal income tax purposes, the spinoff should qualify as a tax-free distribution under certain sections of the Internal Revenue Code. If any of the factual representations and assumptions made in connection with obtaining the tax opinion are inaccurate or incomplete in any material respect, then we will not be able to rely on the tax opinion. Furthermore, the tax opinion will not be binding on the Internal Revenue Service (IRS) or the courts. Accordingly, the IRS or the courts may challenge the conclusions stated in the tax opinion and such challenge could prevail.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.5	Amended and Restated Bylaws of JDS Uniphase Corporation	8-K	3.5	1/27/2015
10.9	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.11	Separation Agreement between JDS Uniphase Corporation and Rex Jackson dated February 24, 2015	8-K	10.1	2/26/2015
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Calculation				X
101.PRE	XBRL Taxonomy Extension Presentation				X

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

Date: May 5, 2015