Form 10-Q
period 2015-10-03
VIAVI SOLUTIONS INC.
filed 2015-11-12
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐
No ☒

As of October 31, 2015 the Registrant had 237,324,498 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 3, 2015	September 27, 2014
Revenues:
Product revenue	$200.2	$191.5
Service revenue	29.5	23.8
Total net revenues	229.7	215.3
Cost of revenues:
Product cost of revenues	67.9	60.8
Service cost of revenues	17.0	17.5
Amortization of acquired technologies	4.3	8.1
Total cost of revenues	89.2	86.4
Gross profit	140.5	128.9
Operating expenses:
Research and development	44.3	41.6
Selling, general and administrative	94.9	93.6
Amortization of other intangibles	3.8	5.0
Restructuring and related charges	0.4	1.1
Total operating expenses	143.4	141.3
Loss from operations	(2.9)	(12.4)
Interest and other income (expense), net	(1.1)	0.6
Interest expense	(8.8)	(8.2)
Loss from continuing operations before taxes	(12.8)	(20.0)
Provision for income taxes	0.8	5.8
Loss from continuing operations, net of taxes	$(13.6)	$(25.8)
(Loss) income from discontinued operations, net of taxes	(53.4)	16.1
Net loss	$(67.0)	$(9.7)

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	(0.22)	0.07
Net loss	$(0.28)	$(0.04)

Shares used in per share calculation - basic and diluted	236.0	230.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2015	September 27, 2014
Net loss	$(67.0)	$(9.7)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(10.0)	(18.5)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	81.7	(0.2)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.2	0.1
Net change in Accumulated other comprehensive income (loss)	71.9	(18.6)
Comprehensive income (loss)	$4.9	$(28.3)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 3, 2015	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$350.0	$334.5
Short-term investments	541.9	464.9
Restricted cash	11.2	26.2
Accounts receivable, net (Note 6)	157.2	152.3
Inventories, net	58.1	53.8
Prepayments and other current assets	48.5	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,166.9	1,380.1
Property, plant and equipment, net	142.0	149.2
Goodwill	247.1	255.5
Intangibles, net	85.6	90.6
Deferred income taxes	109.5	117.3
Other non-current assets	19.8	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,770.9	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46.0	$42.0
Accrued payroll and related expenses	51.2	52.6
Income taxes payable	27.5	3.1
Deferred revenue	80.5	80.6
Accrued expenses	38.0	23.7
Other current liabilities	39.7	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	282.9	375.5
Long-term debt	568.2	561.6
Other non-current liabilities	173.5	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at October 3, 2015 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 237 million shares at October 3, 2015 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,034.6	70,022.7
Accumulated deficit	(69,304.6)	(68,873.5)
Accumulated other comprehensive (loss) income	16.1	(48.0)
Total stockholders’ equity	746.3	1,101.4
Total liabilities and stockholders’ equity	$1,770.9	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2015	September 27, 2014
OPERATING ACTIVITIES:
Net loss	$(67.0)	$(9.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13.0	19.6
Amortization of acquired technologies and other intangibles	8.7	15.1
Stock-based compensation	17.6	15.7
Amortization of debt issuance costs and accretion of debt discount	7.1	6.7
Amortization of discount and premium on investments, net	0.4	1.0
Other	(1.1)	0.4
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	21.0	(0.5)
Inventories	(4.5)	(3.2)
Other current and non-currents assets	1.5	(2.8)
Accounts payable	(2.8)	17.9
Income taxes payable	21.7	1.1
Deferred revenue, current and non-current	—	0.2
Deferred taxes, net	8.0	7.6
Accrued payroll and related expenses	(12.8)	(16.3)
Accrued expenses and other current and non-current liabilities	(11.1)	(12.0)
Net cash (used in) provided by operating activities	(0.3)	40.8

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(97.8)	(151.7)
Maturities of available-for-sale investments	169.3	145.1
Sales of available-for-sale investments	36.1	19.6
Changes in restricted cash	15.1	(0.7)
Capital expenditures	(14.2)	(26.5)
Proceeds from the sale of assets	1.5	2.2
Net cash provided by (used in) investing activities	110.0	(12.0)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(136.7)	—
Repurchase and retirement of common stock	—	(4.7)
Payment of financing obligations	(0.9)	(10.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	0.3	5.4
Net cash used in financing activities	(101.5)	(9.4)

Effect of exchange rates on cash and cash equivalents	(6.1)	(5.5)
Net increase in cash and cash equivalents	2.1	13.9
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$350.0	$311.1

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of October 3, 2015 and for the three months ended October 3, 2015 and September 27, 2014 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015.
The balance sheet as of June 27, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 3, 2015 and September 27, 2014 may not be indicative of results for the year ending July 2, 2016 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2016 is a 53-week year ending on July 2, 2016. The Company’s fiscal 2015 was a 52-week year ending on June 27, 2015. The Company’s first quarter of fiscal year 2016 was a 14-week quarter compared to the standard 13-week quarters.
Lumentum Separation
On August 1, 2015 (the “Separation Date”), Viavi, formerly known as JDS Uniphase Corporation (“JDSU”), completed the distribution of approximately 80.1% of the outstanding shares of Lumentum Holdings Inc. (“Lumentum”) common stock (the “Distribution”). Concurrent with the Distribution, JDSU was renamed Viavi Solutions Inc. and, at the time of the Distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s communications and commercial optical products business segment (“CCOP”) and the WaveReady product line and, as a result of the Distribution, is now an independent public company trading under the symbol “LITE” on The Nasdaq Stock Market (“NASDAQ”). The Distribution was made to Viavi’s stockholders of record as of the close of business on July 27, 2015 (the “Record Date”), who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on the Record Date and not sold prior to August 4, 2015, the ex-dividend date. The historical results of operations and the financial position have been recasted to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.
Principles of Consolidation
The amounts presented in the consolidated financial statements have been prepared in accordance with U.S. GAAP and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of Net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future believed to be reasonable based on available information. The Company’s reported financial position or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Note 2. Recently Issued Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are determined. The guidance is effective for the Company in the first quarter of fiscal 2017. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.
In July 2015, FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
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
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. The guidance is effective for the company in the fiscal year ended 2018. The Company is evaluating the impact that this new accounting guidance will have on its consolidated financial statements and the related disclosures.
Note 3. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million of total cash, of which $0.9 million remains to be contributed as of October 3, 2015. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s CCOP business and the Waveready product line. As a result of the Distribution, Lumentum is now an independent public company.
In connection with the Separation, the Company entered into a Contribution Agreement, Separation and Distribution Agreement, a Tax Matters Agreement, Employee Matters Agreement, Securities Purchase Agreement, a Supply Agreement, and an Intellectual Property Matters Agreement with Lumentum and others.
The Contribution Agreement identifies the assets to be transferred, the liabilities to be assumed and the contracts to be assigned and it provides for when and how these transfers, assumptions and assignments will occur.
The Separation and Distribution Agreement governs the separation of the CCOP and Waveready business, the transfer of assets and other matters related to Viavi’s relationship with Lumentum.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Tax Matters Agreement governs the respective rights, responsibilities and obligations of Lumentum and Viavi with respect to tax liabilities and benefits, tax attributes, tax contests, tax returns, and certain other tax matters.
The Employee Matters Agreement governs the compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of Lumentum and Viavi, and generally allocates liabilities and responsibilities relating to employee compensation, benefit plans and programs. The Employee Matters Agreement provides that employees of Lumentum will no longer participate in benefit plans sponsored or maintained by Viavi.
The Securities Purchase Agreement with the Company, Lumentum and Amada Holdings Co., Ltd. (“Amada”) set forth terms whereby the Company received 40,000 shares of Lumentum’s Series A Preferred Stock (“Series A Preferred Stock”) pursuant to a binding commitment to sell the Series A Preferred Stock to Amada following the Separation. Upon Separation, in connection with the agreement, during the first quarter of fiscal 2016 the Company sold 35,805 shares of the Series A Preferred Stock to Amada for $35.8 million and the remaining 4,195 shares of the Series A Preferred Stock were canceled. The $35.8 million is included as a part of financing activities in the Statement of Cash Flows.
The Supply Agreement outlines that Viavi will supply test equipment to Lumentum and Lumentum will supply components related to the Company’s metro, fiber and optical product lines and development services related to smart transceivers. The most significant component of the Supply Agreement is $15 million related to the sale of certain optical test equipment to Lumentum during the 12 month period from the date of the agreement through July 31, 2016, of which the company recorded $4.5 million of net revenue during the first quarter of fiscal 2016.
The Intellectual Property Matters Agreement outlines the intellectual property rights and technology transferred to Lumentum upon the Separation, as well as the intellectual property and technology both companies can license from each other. In addition it outlines non-compete restrictions between Viavi and Lumentum.
As the separation of the Lumentum business represents a strategic shift that has and will have a major effect on the Company’s operations and financial results, the results of operations and net assets of the Lumentum business are presented separately as discontinued operations for the three months ended October 3, 2015 and September 27, 2014 and as of June 27, 2015, in accordance with the authoritative guidance.
Lumentum is now a stand-alone public company that separately reports it financial results. Due to the difference between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Lumentum included within discontinued operations for the Company may not be indicative of actual financial results of Lumentum as a stand-alone company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the carrying amounts of the major classes of the assets and liabilities of the Lumentum business which are presented as discontinued operation on the Consolidated Balance Sheets (in millions).

June 27, 2015
Assets:
Cash and cash equivalents	$13.4
Accounts Receivable, net	150.2
Inventories, net	100.0
Prepayments and other current assets	46.6
Current assets of discontinued operations	310.2
Property, plant and equipment, net	145.4
Goodwill	5.6
Intangibles, net	21.8
Other non-current assets	31.4
Non-current assets of discontinued operations	204.2
Total assets of discontinued operations	$514.4
Liabilities:
Accounts payable	$79.1
Accrued payroll and related expenses	18.3
Income taxes payable	3.7
Accrued expenses	17.5
Other current liabilities	11.4
Current liabilities of discontinued operations	130.0
Non-current liabilities of discontinued operations	10.9
Total liabilities of discontinued operations	$140.9
In connection with the Separation, $7.8 million of accumulated other comprehensive loss, net of income taxes, related to foreign currency translation adjustments and the pension plan obligation was transferred to Lumentum on the Separation Date. Refer to “Note 5. Accumulated Other Comprehensive (Loss) Income” for more information.
The Company also transferred deferred tax assets of $29.5 million, deferred tax liabilities of $1.0 million, current income tax payables of $3.3 million, an income tax receivable of $1.3 million and other long-term liabilities related to uncertain tax positions totaling $0.1 million on the Separation date. The Company utilized approximately $1.0 billion of federal net operating losses to offset income recognized as a result of the Separation and the license of Lumentum’s intellectual property to a foreign subsidiary.
The removal of Lumentum’s net assets and equity related adjustments upon the Separation are presented as an increase of Viavi's accumulated deficit and represents a non-cash financing activity, excluding the cash transferred. Refer to “Note 13. Stock-Based Compensation” for information on modifications to stock-based compensation awards as a result of the Distribution.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes results from discontinued operations of the Lumentum business included in the condensed Consolidated Statement of Operations (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014
Net revenues	$66.5	$218.3
Cost of revenues	49.6	146.0
Amortization of acquired intangibles	0.6	1.9
Gross profit	16.3	70.4
Operating expenses:
Research and development	12.5	34.8
Selling, general and administrative	22.4	17.1
Amortization expense	—	0.1
Restructuring charges	0.1	1.8
Total operating expenses	35.0	53.8
(Loss) income from operations	(18.7)	16.6
Interest and other income (expense), net	—	(0.2)
(Loss) income before income taxes	(18.7)	16.4
Income tax provision	35.0	0.3
Net (loss) income from discontinued operations	$(53.7)	$16.1
During the three months ended October 3, 2015, the income tax provision for discontinued operation of $35.0 million included approximately $5.6 million of cash taxes that are due to federal and state authorities as a result of the Separation. In addition, approximately $29.6 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Discontinued operations also includes other costs incurred by the Company to separate Lumentum. These costs include transaction charges, advisory and consulting fees. Net income (loss) from discontinued operations includes transaction, advisory and other costs to effect the separation of $14.0 million and $0.4 million for the three months ended October 3, 2015 and September 27, 2014, respectively. No income or expense has been recorded relating to the Lumentum business after the separation from Viavi on August 1, 2015.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock based compensation expense and capital expenditures of the Lumentum business (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014
Operating activities:
Depreciation expense	$3.7	$10.4
Amortization expense	0.6	2.0
Stock-based compensation expense	1.6	5.1
Investing activities:
Capital expenditures	$5.8	$11.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	October 3, 2015	September 27, 2014
Numerator:
Net loss from continuing operations	$(13.6)	$(25.8)
(Loss) income from discontinued operations, net of taxes	(53.4)	16.1
Net loss	$(67.0)	$(9.7)
Denominator:
Weighted-average number of common shares outstanding
Basic and diluted	236.0	230.8

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.06)	$(0.11)
Discontinued operations	(0.22)	0.07
Net loss	$(0.28)	$(0.04)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 3, 2015 (1)(2)	September 27, 2014 (1)(2)
Stock options and ESPP	4.0	4.0
Restricted Stock Units	10.0	10.4
Total potentially dilutive securities	14.0	14.4
(1)  As the Company incurred a net loss in the period, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)  The Company’s 0.625% Senior Convertible 2033 Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to “Note 10. Debts and Letters of Credit” for more details.
Note 5. Accumulated Other Comprehensive (Loss) Income
 The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended October 3, 2015 the changes in accumulated other comprehensive income (loss) by component net of tax were as follows (in millions):

	Unrealized (losses) on available-for sale investments (2)	Foreign currency translation adjustments	Defined benefit obligation, net of tax (3)	Total
Beginning balance as of June 27, 2015	$(3.2)	$(29.2)	$(15.6)	$(48.0)
Transferred to Lumentum (1)	—	(8.9)	1.1	(7.8)
Other comprehensive (loss) income before reclassification	81.7	(10.0)	—	71.7
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.2	0.2
Net current-period other comprehensive (loss) income	81.7	(10.0)	0.2	71.9
Ending balance as of October 3, 2015	$78.5	$(48.1)	$(14.3)	$16.1

(1) Amount represents the transfer of accumulated other comprehensive balances to Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.

(2) Activity during the three months ended October 3, 2015 primarily relates to an $84.0 million unrealized gain on the marketable equity securities of Lumentum held by Viavi, net of a $2.4 million income tax effect related to the intraperiod tax allocation rules.

(3) Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the three months ended October 3, 2015. There was no tax impact. Refer to “Note 14. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	June 27, 2015	Charged to Costs and Expenses	Adjustments (1)	October 3, 2015
Allowance for doubtful accounts	$2.4	$0.1	$(0.2)	$2.3
Allowance for sales returns	0.7	0.8	(0.4)	1.1
Total accounts receivable reserves	$3.1	$0.9	$(0.6)	$3.4
 (1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The components of Inventories, net were as follows (in millions):

	October 3, 2015	June 27, 2015
Finished goods	$31.0	$31.5
Work in process	6.6	6.8
Raw materials	20.5	15.5
Inventories, net	$58.1	$53.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	October 3, 2015	June 27, 2015
Prepayments	$12.6	$15.7
Other current assets	35.9	22.5
Prepayments and other current assets	$48.5	$38.2
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	October 3, 2015	June 27, 2015
Deferred compensation plan	$3.2	$3.0
Warranty	2.5	2.3
Restructuring	11.8	19.1
Deferred income taxes	0.7	7.1
Amount due to Lumentum	9.7	—
Other	11.8	12.0
Other current liabilities	39.7	$43.5
Amount due to Lumentum as of October 3, 2015 represents certain obligations to be reimbursed to Lumentum pursuant to the Contribution Agreement and Separation and Distribution Agreement.
Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	October 3, 2015	June 27, 2015
Pension and post-employment benefits	$86.0	$86.9
Financing obligation	29.4	29.1
Restructuring accrual	7.4	8.2
Long-term deferred revenue	23.0	23.6
Other	27.7	20.6
Other non-current liabilities	$173.5	$168.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale securities. As of October 3, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$41.0	$—	$—	$41.0
U.S. agencies	70.0	—	—	70.0
Municipal bonds and sovereign debt instruments	1.7	—	—	1.7
Asset-backed securities	57.4	—	(0.3)	57.1
Corporate securities	216.1	0.2	(0.1)	216.2
Total debt securities	386.2	0.2	(0.4)	386.0
Marketable equity securities	100.3	84.0	—	184.3
Total available-for-sale securities	$486.5	$84.2	$(0.4)	$570.3
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of October 3, 2015, of the total estimated fair value, $30.9 million was classified as cash equivalents, $354.4 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
Marketable equity securities consist of the Company’s ownership of 11.7 million shares of Lumentum common stock retained in connection with the Separation. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of October 3, 2015 at $184.3 million. The Company has not recognized any realized gains or losses related to these securities.
 In addition to the amounts presented above, as of October 3, 2015, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $3.2 million, of which $0.6 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $1.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.
During the three months ended October 3, 2015 and September 27, 2014, the Company recorded no other-than-temporary impairment charges in each respective period.
As of October 3, 2015, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$278.2	$278.2
Amounts maturing in 1 - 5 years	105.5	105.5
Amounts maturing in more than 5 years	2.5	2.3
Total debt available-for-sale securities	$386.2	$386.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of June 27, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$51.9	$—	$—	$51.9
U.S. agencies	96.0	—	—	96.0
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	70.6	—	(0.2)	70.4
Corporate securities	274.1	0.1	(0.1)	274.1
Total debt available-for-sale securities	$496.6	$0.1	$(0.3)	$496.4
 As of June 27, 2015, of the total estimated fair value, $33.7 million was classified as cash equivalents, $461.9 million was classified as short-term investments and $0.8 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 27, 2015, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $3.4 million, of which $0.6 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $2.1 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.
Fair Value Measurements
Assets measured at fair value as of October 3, 2015 are summarized below (in millions):

	Fair value measurement as of
	October 3, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$41.0	$41.0	$—
U.S. agencies	70.0	—	70.0
Municipal bonds and sovereign debt instruments	1.7	—	1.7
Asset-backed securities	57.1	—	57.1
Corporate securities	216.2	—	216.2
Total debt available-for-sale securities	386.0	41.0	345.0
Marketable equity securities	184.3	184.3	—
Money market funds	220.0	220.0	—
Trading securities	3.2	3.2	—
Total assets (1)	$793.5	$448.5	$345.0
(1) $236.9 million in cash and cash equivalents, $541.9 million in short-term investments, $10.2 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

•
Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds, U.S. Treasury securities and marketable equity securities as they are traded with sufficient volume and frequency of transactions.

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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of October 3, 2015 and June 27, 2015, the Company did not hold any Level 3 investment securities.

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
The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both October 3, 2015 and June 27, 2015 is not material. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2015	$154.5	$92.7	$8.3	$255.5
Currency translation and other adjustments	(1.5)	(0.9)	—	(2.4)
Goodwill allocation - WaveReady (1)	(6.0)	—	—	(6.0)
Balance as of October 3, 2015	$147.0	$91.8	$8.3	$247.1
(1) Amount represents a release of the the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line, which is part of the Lumentum discontinued operations on the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.
The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, the Company completed the annual impairment test of goodwill with no goodwill impairments. There were no events or changes in circumstances which triggered an impairment review during the three months ended October 3, 2015 or in the three months ended September 27, 2014.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of October 3, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$423.2	$(377.0)	$46.2
Customer relationships	176.0	(137.1)	38.9
Other	19.3	(18.8)	0.5
Total intangibles	$618.5	$(532.9)	$85.6

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$418.9	$(373.6)	$45.3
Customer relationships	178.7	(135.8)	42.9
Other	19.5	(18.9)	0.6
Total intangibles subject to amortization	617.1	(528.3)	88.8
In-process research and development assets	1.8	—	1.8
Total intangibles	$618.9	$(528.3)	$90.6
During the three months ended October 3, 2015, the Company completed its in-process research and development (“IPR&D) project related to the fiscal 2014 acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of thirty-six months.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014
Amortization of acquired developed technologies	$4.3	$8.1
Amortization of other intangibles	3.8	5.0
Total amortization of intangible assets	$8.1	$13.1
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of October 3, 2015, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2016	$23.6
2017	29.4
2018	20.9
2019	9.1
2020	1.5
Thereafter	1.1
Total amortization	$85.6
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit
As of October 3, 2015 and June 27, 2015, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	October 3, 2015	June 27, 2015
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(81.8)	(88.4)
Carrying amount of liability component	$568.2	$561.6

Carrying amount of equity component (1)	$134.4	$134.4

(1)	Included in Accumulated paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of October 3, 2015.
0.625% Senior Convertible Notes
On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased. The 2033 Notes and its terms are described in “Note 10. Debts and Letters of Credit” of the Company’s Annual Report on Form 10-K for the year ended June 27, 2015.
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
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of October 3, 2015, the expected remaining term of the 2033 Notes is 2.9 years.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of October 3, 2015, the unamortized portion of the debt issuance costs related to the 2033 Notes was $6.6 million, which was included in Other non-current assets on the Consolidated Balance Sheets.
Based on quoted market prices as of October 3, 2015 and June 27, 2015, the fair value of the 2033 Notes was approximately $613.5 million and $644.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended
	October 3, 2015	September 27, 2014
Effective interest rate	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0
Accretion of debt discount	6.6	6.2
Outstanding Letters of Credit
As of October 3, 2015, the Company had 9 standby letters of credit totaling $13.9 million.
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of October 3, 2015 and June 27, 2015, the Company’s total restructuring accrual was $19.2 million and $27.2 million. During the three months ended October 3, 2015 and September 27, 2014 the Company recorded $0.4 million and $1.1 million, respectively, in restructuring and related charges. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended October 3, 2015 were as follows (in millions):

	Balance June 27, 2015	Three Months Ended October 3, 2015 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance October 3, 2015

Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (Workforce Reduction)	$14.9	$0.3	$(6.7)	$(0.2)	$8.3
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	0.6	—	—	—	0.6
Shared Services Restructuring Plan (Workforce Reduction)	0.7	—	(0.5)	—	0.2
NE Product Strategy Restructuring Plan (Workforce Reduction)	2.3	—	(0.3)	—	2.0
NE Lease Restructuring Plan	5.2	0.1	(0.4)	—	4.9
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.1	—	(0.1)	—	1.0
Plans Prior to Fiscal 2014	2.4	—	(0.2)	—	2.2
Total	$27.2	$0.4	$(8.2)	$(0.2)	$19.2
As of October 3, 2015 and June 27, 2015, $7.4 million and $8.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the separation. As a result, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of October 3, 2015 was $4.9 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
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
Plans Prior to Fiscal 2014
The restructuring accrual for plans that commenced prior to fiscal year 2014 was $2.2 million, which consists of immaterial accruals from various restructuring plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes
The Company recorded an income tax expense of $0.8 million and $5.8 million related to the loss from continuing operations for the three months ended October 3, 2015 and September 27, 2014 respectively.
The income tax expense related to the loss from continuing operations recorded for the three months ended October 3, 2015 and September 27, 2014 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. In addition, for the three months ended October 3, 2015, the Company’s income tax provision includes a tax benefit of $13.4 million related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income, and a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to the loss from continuing operations recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss from continuing operations before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the spin-off, and the recognition of the unrecognized tax benefits.
As of October 3, 2015 and June 27, 2015, the Company’s unrecognized tax benefits totaled $36.9 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.6 million accrued for the payment of interest and penalties at October 3, 2015. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Note 13. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 3, 2015 and September 27, 2014 was as follows (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014
Cost of sales	$1.2	$1.0
Research and development	2.8	1.9
Selling, general and administrative	12.0	7.6
Stock-based compensation	$16.0	$10.5
Approximately $1.3 million of stock-based compensation was capitalized to inventory at October 3, 2015.
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
During the first quarter ended October 3, 2015 and September 27, 2014, the Company granted 4.7 million and 4.8 million RSUs, of which 0.5 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2016 and fiscal 2015 was estimated to be $2.9 million and $8.5 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.2 million and 4.1 million granted during the first quarter ended October 3, 2015 and September 27, 2014 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years. The grant amounts and grant-date fair values for the first quarter of fiscal

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2015 represent the Company’s historical grant information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation.
As of October 3, 2015, $57.4 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.3 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During the three months ended October 3, 2015 and September 27, 2014, the Company paid $6.4 million and $8.3 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, of which $6.6 million was expensed in the first quarter of fiscal 2016. The remaining $7.0 million will be amortized over the requisite service period from Separation Date to the end of the vesting term.
Valuation Assumptions
The Company estimates the fair value of the new MSUs granted using a Monte Carlo simulation based on the assumptions described below for the following periods:

	Three Months Ended
	October 3, 2015	September 27, 2014
Volatility of common stock	33.0%	40.8%
Average volatility of peer companies	52.6%	53.4%
Average correlation coefficient of peer companies	0.0887	0.2156
Risk-free interest rate	0.8%	0.6%
Note 14. Employee Pension and Other Benefit Plans
In connection with the separation of Lumentum on August 1, 2015, the Company transferred the liabilities and assets of the Switzerland defined benefit pension plans to Lumentum in the amount of $6.7 million and $4.6 million, respectively.
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.
As of October 3, 2015 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 3, 2015, the Company contributed $0.7 million to the U.K.plan. The funded plans assets consist primarily of managed investments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
Pension Benefits	October 3, 2015	September 27, 2014
Service cost	$0.1	$0.1
Interest cost	0.8	1.0
Expected return on plan assets	(0.4)	(0.4)
Recognized net actuarial losses	0.1	0.1
Net periodic benefit cost	$0.6	$0.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $6.0 million related to its defined benefit pension plans during fiscal 2016 to make current benefit payments and fund future obligations. As of October 3, 2015 , approximately $1.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2015.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheet as of October 3, 2015 and June 27, 2015.
Product Warranties
In general, the Company offers a three-year warranty for most of its products. The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise with specific products. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during fiscal 2016 and fiscal 2015 (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014
Balance as of beginning of period	$3.7	$3.6
Provision for warranty	0.9	0.9
Utilization of reserve	(0.8)	(0.9)
Adjustments related to pre-existing warranties (including changes in estimates)	0.2	—
Balance as of end of period	$4.0	$3.6
Note 16. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Interim Chief Executive Officer, Richard Belluzzo, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.
The Company provides software and hardware platforms and instruments that deliver end-to-end visibility across physical, virtual and hybrid networks. Viavi’s solutions provide intelligence and insight across the network ecosystem to optimize networks and support more profitable, higher-performing networks for our customers. Viavi is also a leader in anti-counterfeiting solutions for currency authentication and high-value optical components and instruments for diverse government and commercial applications.
The Company’s reportable segments are:
(i) Network Enablement (“NE”):
NE provides testing solutions that access the network to perform build out and maintenance tasks. These solutions include instruments and software to design, build, turn-up, certify, troubleshoot, and optimize networks.
(ii) Service Enablement (“SE”):
SE solutions are embedded systems that yield network, service and application performance data. These solutions—including microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.
(iii) Optical Security and Performance Products (“OSP”):
OSP provides innovative optical security solutions, with a strategic focus on serving the anti-counterfeiting market through advanced security pigments, thread substrates and printed features for the currency, pharmaceutical and consumer electronic segments. OSP also provides thin-film coating solutions for 3D sensing applications.
Changes to Segment Reporting
Following the Separation in the first quarter of fiscal 2016, the Company made changes to its segment measures to reflect how the CODM manages the business post-separation as described below.
The CODM manages the Company in two broad business categories: Network and Service Enablement ("NSE") and OSP. NSE operates in two segments, NE and SE, whereas OSP operates as a single segment. The CODM evaluates segment performance of the NSE business based on NE and SE segment gross margin and NSE operating margin as a whole. Operating expenses associated with the NSE business are not allocated to the NE and SE segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on OSP segment operating margin. In addition, prior to the first quarter of fiscal 2016 the Company did not allocate certain corporate-level operating expenses associated with its shared-service function to its segment results. Beginning in the first quarter of fiscal 2016, the Company has allocated these corporate-level operating expenses to its segment results, with the exception of certain non-recurring activities and other items as discussed below.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company does not allocate stock-based compensation, acquisition-related charges and amortization of intangibles, restructuring and related charges, non-operating income and expenses, or other non-recurring charges to our segments because Management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Reconciling Items” in the table below.
As a result of the Separation, the Company excluded the results of the Lumentum business which historically consisted of the CCOP segment and the WaveReady product line within the NE segment for all periods presented. Refer to “Note 3. Discontinued Operations” for more information on the Separation. Additionally, the Company’s Video Assurance product line was moved out of its NE segment and into its SE segment during the first quarter of fiscal 2016.
The segment information for all periods presented has been revised to be comparable with the changes in the Company’s segment reporting measures.
Information on reportable segments is as follows (in millions):

	Three Months Ended October 3, 2015
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated Measures
Net revenue	$117.6	$47.9	$165.5	$64.2	$229.7	$—	$229.7

Gross profit	75.7	33.4	109.1	37.0	146.1	(5.6)	140.5
Gross margin	64.4%	69.7%	65.9%	57.6%	63.6%		61.2%

Operating income (loss)			2.4	26.3	28.7	(31.6)	(2.9)
Operating margin			1.5%	41.0%	12.5%		(1.3)%

	Three Months Ended September 27, 2014
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$121.5	$50.5	$172.0	$43.3	$215.3	$—	$215.3

Gross profit	80.2	35.0	115.2	23.1	138.3	(9.4)	128.9
Gross margin	66.0%	69.3%	67.0%	53.3%	64.2%		59.9%

Operating income (loss)			(1.3)	14.3	13.0	(25.4)	(12.4)
Operating margin			(0.8)%	33.0%	6.0%		(5.8)%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	October 3, 2015	September 27, 2014
Corporate reconciling items impacting gross profit:
Total segment gross profit	$146.1	$138.3
Stock-based compensation	(1.2)	(1.0)
Amortization of intangibles	(4.3)	(8.1)
Other charges related to non-recurring activities	(0.1)	(0.3)
Consolidated gross profit	$140.5	128.9

Corporate reconciling items impacting operating (loss) income:
Total segment operating income	$28.7	$13.0
Stock-based compensation	(16.0)	(10.5)
Amortization of intangibles	(8.1)	(13.1)
Other charges related to non-recurring activities (1)	(7.1)	(0.7)
Restructuring and related charges	(0.4)	(1.1)
Consolidated operating loss from continuing operations	$(2.9)	$(12.4)

(1) During the three months ended October 3, 2015, other charges related to non-recurring activities primarily consisted of a) incremental expenses impacting our continuing operations of $3.2 million related to post-separation activities such as site consolidations, reorganizations, insourcing or outsourcing of activities and b) $3.5 million of severance and related costs upon the exit of a key executive.

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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2015.

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a leading provider of software and hardware platforms and instruments that deliver end-to-end visibility across physical, virtual and hybrid networks. Our solutions provide intelligence and insight across the network ecosystem to optimize networks and support more profitable, higher-performing networks for our customers. Viavi is also a leader in anti-counterfeiting solutions for currency authentication and high-value optical components and instruments for diverse government and commercial applications.
On September 10, 2014, we announced plans to separate into two publicly traded companies:

•
an optical components and commercial lasers company, Lumentum Holdings Inc. (“Lumentum”), consisting of our Communications and Commercial Optical Products (“CCOP”) segment and the WaveReady product line formerly within our Network Enablement (“NE”) segment; and

•	a network and service enablement and optical coatings company, renamed Viavi, consisting of our NE, Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments.
On August 1, 2015, we completed the distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to our stockholders (the “Separation”). We were renamed Viavi and, at the time of the distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Following the Separation in the first quarter of fiscal 2016, the Company made changes to its segment measures to reflect how the CODM manages the business post-separation as described in “Note 16. Operating Segments and Geographic Information.” These changes include a) the evaluation of NE and SE segment performance based on gross margin and the evaluation of the Network and Service Enablement business (“NSE”) as a whole on operating margin, b) the movement of the Video Assurance product line out of the NE segment and into the SE segment, and c) the allocation of previously unallocated corporate-level costs associated with the shared-services function to our segment’s results. In addition, the historical results of operations and net assets have been recast to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” The results of the CCOP segment and the WaveReady product line within the NE segment have been excluded from the accompanying discussion and analysis within our results of operations. Segment information for all periods presented has been revised to be comparable with the above changes in the Company’s segment reporting measures.
To serve our markets we operate in the following business segments:

•	Network Enablement

•	Service Enablement

•	Optical Security and Performance Products
Network Enablement
NE provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, turn-up, certify, troubleshoot, and optimize networks. They also support more profitable, higher-performing networks and help speed time-to-revenue.
Our solutions address lab and production environments, field deployment and service assurance for wireless and wireline networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks that help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment.
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
NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-

network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, S.A.B. de C.V., AT&T Inc., British Telecommunications, Plc, CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Time Warner Inc., Verizon Communications Inc. and Vodafone Group Plc.
During the first quarter of fiscal 2016, we re-grouped our NE products and associated services from seven product groupings to three as described below:
Wireline: Primarily consisting of (a) Access and Cable products (formerly components of Media, Access and Content); (b) Fiber Instrument products (formerly a component of Fiber) and (c) Metro products (formerly a component of Ethernet).
Wireless: Consisting of Wireless products which were formerly a component of Mobility.
Lab: Primarily consisting of (a) Capacity Advisor products (formerly a component of Mobility); (b) Fiber Optical Transport Products (formerly a component of Fiber); (c) Optical Transport products (formerly a component of Ethernet); and (d) Storage Network Test products (formerly a component of Cloud and Data Center).
Additionally, following the Separation we no longer sell products or services from the Waveready product line as discussed above. We also moved our Video Assurance products (formerly a component of Media, Access and Content) to our SE segment. For the purposes of providing year-over-year variance analysis in the Results of Operations section below we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
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
During the first quarter of fiscal 2016, we re-grouped our SE products and associated services from five product groupings to three as described below:
Enterprise: Consisting of our Enterprise products (no change from our former Enterprise group).
Wireless: Consisting of our Location Intelligence and RAN Solutions products.
Assurance: Primarily consisting of our (a) Legacy Assurance, Protocol Test and xSIGHT products (formerly components of Mobile, Assurance and Analytics); (b) Legacy Wireline products (formerly a component of Packet Portal); (c) Packet Portal products (formerly Packet Portal, excluding Legacy Wireline products); and (d) Video Assurance products (formerly included in our NE segment).
For the purposes of providing year-over-year variance analysis in the Results of Operations section below we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
Optical Security and Performance Products
OSP leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, healthcare and other markets
OSP’s security offerings for the currency market include OVP®, OVMP® and banknote thread substrates. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on currency and other high-value documents and products. OVP® protects the currencies of more than 100 countries today. OSP also develops and delivers overt and covert anti-counterfeiting products that utilize its proprietary printing platform and are targeted primarily at the pharmaceutical and consumer-electronics markets.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the three months ended October 3, 2015 contains an extra week of activity compared to the three months ended September 27, 2014.
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	October 3, 2015	September 27, 2014	Change	Percent Change
Segment net revenue:
NE	$117.6	$121.5	$(3.9)	(3.2)%
SE	47.9	50.5	(2.6)	(5.1)
OSP	64.2	43.3	20.9	48.3
Total net revenue	$229.7	$215.3	$14.4	6.7%

Gross profit	$140.5	$128.9	$11.6	9.0%
Gross margin	61.2%	59.9%

Amortization of acquired technologies	4.3	8.1	(3.8)	(46.9)%
Percentage of net revenue	1.9%	3.8%

Research and development	44.3	41.6	2.7	6.5%
Percentage of net revenue	19.3%	19.3%

Selling, general and administrative	94.9	93.6	1.3	1.4%
Percentage of net revenue	41.3%	43.5%

Amortization of other intangibles	3.8	5.0	(1.2)	(24.0)%
Percentage of net revenue	1.7%	2.3%

Restructuring and related charges	0.4	1.1	(0.7)	(63.6)%
Percentage of net revenue	0.2%	0.5%
Net Revenue
Following the Separation, revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services such as rentals, loaners and repair services. When evaluating the performance of our segments, Management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, our discussion of business segment performance focuses on total net revenue, gross profit, and operating income consistent with our approach for managing the business.
Three months ended October 3, 2015 and September 27, 2014
Total net revenue increased by $14.4 million, or 6.7%, during three months ended October 3, 2015 compared to the same period a year ago. This increase was primarily due to an increase in our OSP segment partially offset by decreases in our NE and SE segments as discussed below. Product revenues increased $8.7 million, or 4.5%, during the three months ended October 3, 2015 compared to the same period a year ago. This increase was primarily due to an increase in our OSP segment driven by our Anti-Counterfeiting product line, partially offset by a decrease in our NE segment driven by lower revenue from our Wireline offerings. Service revenues increased $5.7 million, or 23.9%, during the three months ended October 3, 2015 compared to the same period a year ago primarily due to an increase in our SE segment as a result of higher demand for services associated with our Wireless and Assurance offerings.

NE net revenue decreased by $3.9 million, or 3.2%, during the three months ended October 3, 2015 compared to the same period a year ago. This decrease was driven by $13.0 million of net revenue decreases primarily from our Wireline offerings due to a reduction in demand for Cable products from key customers in the current period. This was partially offset by $9.1 million of net revenue increases primarily due to higher demand for our Lab and Wireless offerings.
SE net revenue decreased by $2.6 million, or 5.1%, during the three months ended October 3, 2015 compared to the same period a year ago. This decrease was primarily driven by $7.2 million of net revenue decreases from our Assurance offerings resulting from the timing and magnitude of projects from solution-based customers as well as lower demand for legacy products compared to the same period a year ago. This was partially offset by $4.6 million of net revenue increases primarily from our Wireless offerings due to the acceptance of a solution and from our Enterprise offerings.
OSP net revenue increased by $20.9 million, or 48.3%, during the three months ended October 3, 2015 compared to the same period a year ago. This increase was driven by demand for currency products in our Anti-Counterfeiting product line resulting from higher bank-note printing volume in the current period, coupled with higher net revenue from our Government product line.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. Recently, the strengthening of the U.S. dollar relative to certain foreign currencies, namely the Euro and Canadian Dollar, negatively impacted reported revenue and reduced our reported expenses. Additionally, we have seen recent demand for our NE and SE products affected by economic uncertainty in Europe, Russia and Brazil. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; and (e) the completion of the recent separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.
Revenue by Region and Significant Customers
We operate in three geographic regions: Americas, Asia-Pacific and Europe Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by geographic region (in millions):

	Three Months Ended
	October 3, 2015		September 27, 2014
Net revenue:
Americas	$119.0	51.8%	$118.6	55.0%
Asia-Pacific	65.2	28.4%	67.5	31.4%
EMEA	45.5	19.8%	29.2	13.6%
Total	$229.7	100.0%	$215.3	100.0%
Net revenue from customers in the Americas during the three months ended October 3, 2015 and September 27, 2014 included net revenue from the United States of $100.2 million and $101.4 million, respectively.
Net revenue from customers outside the Americas during the three months ended October 3, 2015 and September 27, 2014 represented 48.2% and 45.0% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 1.3 percentage points during the three months ended October 3, 2015 from 59.9% in the same period a year ago to 61.2% in the current period. This increase was primarily due to a $3.9 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015 and improvement in gross margin within our OSP segment from a favorable product mix with higher anti-counterfeiting revenue in the current period. This was partially offset by a change in overall segment mix as our OSP segment, whose products generally carry a lower gross margin than our NE and SE products, represented a higher percentage of our total net revenue in the current period.
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
Research and Development
R&D expense increased by $2.7 million, or 6.5%, during the three months ended October 3, 2015 compared to the same period a year ago. This increase was primarily due to $2.4 million of incremental expenses related to site consolidations, reorganizations, and the insourcing or outsourcing of R&D activities to align our investment strategy following the Separation. As a percentage of net revenue R&D remained flat during the three months ended October 3, 2015 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $1.3 million, or 1.4%, during the three months ended October 3, 2015 compared to the same period a year ago. However, as a percentage of net revenue SG&A decreased 2.2 percentage points during the three months ended October 3, 2015 compared to the same period a year ago, driven by our strategic cost reduction efforts. The dollar increase was primarily due to $10.6 million of increases driven by a) incremental stock-based compensation related to the Separation, b) non-recurring expenses such as site consolidations, reorganizations, and the insourcing and outsourcing of activities, and c) severance related costs upon the exit of a key executive in the current period. This was partially offset by $9.3 million of decreases driven by our continuing cost reduction efforts and restructuring activities resulting in a reduction in headcount.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $38 million excluding any one-time charge as a result of the restructuring activities initiated in the past twelve months. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. Refer to “Note 11. Restructuring and Related Charges” for more information.
During the three months ended October 3, 2015, and September 27, 2014 we incurred restructuring and related charges of $0.4 million and $1.1 million, respectively, due to previously announced restructuring plans.
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
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $(1.1) million during the three months ended October 3, 2015 compared to $0.6 million the same period a year ago. This $(1.7) million change was driven primarily by an increase in foreign exchange loss as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $0.6 million, or 7.3%, during the three months ended October 3, 2015 compared to the same period a year ago. The increase was primarily due to the accretion of unamortized debt discount related to the 0.625% Convertible Notes due 2033 (the "2033 Notes") resulting in a $0.3 million increase in the current period.
Provision for Income Taxes
We recorded an income tax expense of $0.8 million and $5.8 million related to the loss from continuing operations for the three months ended October 3, 2015 and September 27, 2014, respectively.
The income tax expense related to the loss from continuing operations recorded for the three months ended October 3, 2015 and September 27, 2014 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective year. In addition, for the three months ended October 3, 2015, our income tax provision includes a tax benefit of $13.4 million related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income, and a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to the loss from continuing operations recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss from continuing operations before income taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the spin-off, and the recognition of the unrecognized tax benefits.
As of October 3, 2015 and June 27, 2015, our unrecognized tax benefits totaled $36.9 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.6 million accrued for the payment of interest and penalties at October 3, 2015. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Discontinued Operations
Our discontinued operations activities during the three months ended October 3, 2015 and September 27, 2014, related to the separation of the Lumentum business in August 2015 and current period activities related to the 2013 sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations for the three months ended October 3, 2015 and September 27, 2014. Net (loss) income attributable to the Lumentum discontinued operations was $(53.7) million and $16.1 million during the three months ended October 3, 2015 and September 27, 2014, respectively.
Holograms Disposition
During the three months ended October 3, 2015, the Company recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.

Operating Segment Information (in millions):

	Three Months Ended
	October 3, 2015	September 27, 2014	Change	Percentage Change
Network Enablement
Net revenue	$117.6	$121.5	$(3.9)	(3.2)%
Gross profit	75.7	80.2	(4.5)	(5.6)%
Gross margin	64.4%	66.0%

Service Enablement
Net revenue	47.9	50.5	(2.6)	(5.1)%
Gross profit	33.4	35.0	(1.6)	(4.6)%
Gross margin	69.7%	69.3%

Network and Service Enablement
Net revenue	165.5	172.0	(6.5)	(3.8)%
Operating income	2.4	(1.3)	3.7	284.6%
Operating margin	1.5%	(0.8)%

OSP
Net revenue	$64.2	$43.3	$20.9	48.3%
Operating income	26.3	14.3	12.0	83.9%
Operating margin	41.0%	33.0%
Network Enablement
NE gross margin decreased 1.6 percentage points from 66.0% in the same period a year ago to 64.4% in the current period. The decrease was primarily due to a less favorable product mix from a reduction in net revenue from our Wireline offerings in the current period.
Service Enablement
SE gross margin remained relatively flat increasing 0.4 percentage points from 69.3% in the same period a year ago to 69.7% in the current period.
Network and Service Enablement (“NSE”)
NSE operating margin increased 2.3 percentage points during the three months ended October 3, 2015 from (0.8)% in the same period a year ago to 1.5% in the current period. The increase in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in fiscal year 2015 and our ongoing cost reduction initiatives. This was partially offset by a decline in gross margin driven by an unfavorable product mix and lower net revenue.
Optical Security and Performance Products
OSP operating margin increased 8.0 percentage points during the three months ended October 3, 2015 from 33.0% in the same period a year ago to 41.0% in the current period. The increase in operating margin was primarily due to a significant increase in net revenue, coupled with favorable product mix associated with the increase in Anti-counterfeiting net revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at October 3, 2015 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of October 3, 2015, U.S. entities owned approximately 74.6% of our cash and cash equivalents, short-term investments and restricted cash.
As of October 3, 2015, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended October 3, 2015, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Three months ended October 3, 2015
As of October 3, 2015 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $77.5 million to $903.1 million from $825.6 million as of June 27, 2015.
During the three months ended October 3, 2015 cash used in operating activities was $0.3 million, primarily resulting from $5.4 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax and other tax liabilities balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $5.7 million. Our cash used by operating activities was also impacted by our separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $12.8 million due to timing of salary and bonus payments, a decrease in accrued expenses and other current and non-current liabilities of $11.1 million mainly due to Lumentum related liabilities paid post spin-off and an increase in inventories of $4.5 million, partially offset by a decrease in Lumentum related accounts receivable of $21.0 million driven by collections timing prior to spin-off.
During the three months ended October 3, 2015 cash provided by investing activities was $110.0 million, primarily resulting from $206.9 million of proceeds from the sales and maturities of available-for-sale investments and other assets and a $15.1 million decrease in restricted cash, partially offset by $97.8 million of purchases of available-for-sale investments and $14.2 million of cash used for capital expenditures.
During the three months ended October 3, 2015 cash used in financing activities was $101.5 million, primarily resulting activities related to the Separation during the first quarter of fiscal 2016. In accordance with the Contribution Agreement, the Company made cash contributions of $136.7 million to Lumentum which was partially offset by proceeds of $35.8 million from the sale of Lumentum Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) pursuant to a binding commitment under the Securities Purchase Agreement.
Three months ended September 27, 2014
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
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment term to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation;

•	compliance with covenants and other terms and conditions related to our financing arrangements; and

•	higher than expected costs associated with separating the company into two public companies
Contractual Obligations
Following the separation of Lumentum, our contractual commitments were reduced by the amounts transferred to Lumentum as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. There were no other material changes to our existing contractual commitments during the three months ended October 3, 2015, except for those occurring in the normal course of business.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, other than the guarantees discussed in “Note 15. Commitments and Contingencies.”
Employee Equity Incentive Plan
Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 13. Stock-Based Compensation” for more information.
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of October 3, 2015, our pension plans were under funded by $90.0 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of October 3, 2015, the fair value of plan assets had decreased approximately 2.0% since June 27, 2015, our most recent fiscal year end.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point (“BPS”) decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $8.2 million based upon data as of June 27, 2015.
In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Refer to “Note 14. Employee Pension and Other Benefit Plans” for more details.

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
The following table provides information about our foreign currency forward contracts outstanding as of October 3, 2015. The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / sell USD)	CAD	8.0	$6.0
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	134.3	20.9
British Pound (contracts to buy GBP / sell USD)	GBP	9.6	14.6
Euro (contracts to buy EUR / sell USD)	EUR	77.7	87.4
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	42.4	29.6
Mexican Peso (contracts to buy MXN / sell USD)	MXN	112.7	6.6
Australian Dollar (contracts to sell AUD / buy USD)	AUD	7.6	5.3
Brazilian Real (contracts to sell BRL / buy USD)	BRL	95.2	22.7
Japanese Yen (contracts to sell JPY / sell USD)	JPY	882.9	7.4
Indian Rupee (contracts to sell INR / buy USD)	INR	130.8	1.9
South Korean Won (contracts to buy KRW / sell USD)	KRW	5,000.0	4.2
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	2.8
Swedish Krona (contracts to buy SEK / sell USD)	SEK	20.2	2.4
Total USD notional amount of outstanding foreign exchange contracts			$211.8
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
Investments
We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency securities, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Other comprehensive (loss) income.We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at October 3, 2015. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates.
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
We are exposed to investment risk as it relates to changes in the market value of our investment in Lumentum’s common stock which is classified as an available-for-sale marketable equity security on the Consolidated Balance Sheet. The fair value of the equity investment in Lumentum will vary over time and is subject to a variety of market risks including: company performance, macro-economic, regulatory, industry, and systemic risks of the equity markets overall.
A sensitivity analysis was performed on our investment in Lumentum to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of five percent and ten percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our investment. As of October 3, 2015 the fair value of our investment in Lumentum common stock was $184.3 million. As of October 3, 2015, a decline in Lumentum’s stock price of five percent and ten percent would have resulted in a $9.2 million and $18.4 million decline, respectively, in the total fair value of our investment.
Debt
The fair value of our 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of October 3, 2015, the fair value of the 2033 Notes was approximately $613.5 million. Refer to “Note 10. Debts and Letters of Credit” for more information.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 27, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Contribution Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	2.1	8/5/2015
2.2	Membership Interest Transfer Agreement by and between JDS Uniphase Corporation and Lumentum Inc.	8-K	2.2	8/5/2015
2.3	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Restated Certificate of Incorporation	8-K	3.1	11/18/2013
3.2	Certificate of Amendment to Restated Certificate of Incorporation	8-K	3.1	8/5/2015
3.3	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.2	8/5/2015
4.1	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc	8-K	4.1	8/5/2015
10.1	Settlement Agreement, dated September 30, 2015, by and among Viavi Solutions Inc. and each of the signatories identified therein	8-K	10.1	10/1/2015
10.2	Viavi Solutions Inc. 2016 MSU Policy Summary	8-K	10.1	8/24/2015
10.3	Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/25/2015
10.4	Restated 2005 Acquisition Equity Incentive Plan	10-K	10.5	8/25/2015
10.5	Restated 2003 Equity Incentive Plan	8-K	10.1	8/25/2015
10.6	Separation Agreement and General Release between Viavi Solutions Inc. and Thomas Waechter dated August 13, 2015	8-K	10.1	8/19/2015
10.7	Employment Agreement between Viavi Solutions Inc. and Richard Belluzzo dated August 19, 2015	8-K	10.2	8/19/2015
10.8	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc	8-K	10.1	8/5/2015
10.9	Employee Matters Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	10.2	8/5/2015
10.10	Intellectual Property Matters Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	10.3	8/5/2015
10.11	JDS Uniphase Corporation 2015 Change of Control Benefits Plan (NSE), effective February 10, 2015	10-K	10.18	8/25/2015
10.12	JDS Uniphase Corporation 2015 Optical Security and Performance Products Change of Control Benefits Plan, effective January 15, 2015	10-K	10.19	8/25/2015
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation	X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2015	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)