Form 10-Q
period 2016-01-02
VIAVI SOLUTIONS INC.
filed 2016-02-09
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 30, 2016 the Registrant had 231,734,846 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Revenues:
Product revenue	$208.4	$196.0	$408.6	$387.5
Service revenue	23.7	30.4	53.2	54.2
Total net revenues	232.1	226.4	461.8	441.7
Cost of revenues:
Product cost of revenues	71.2	67.5	139.1	128.3
Service cost of revenues	14.5	16.6	31.5	34.1
Amortization of acquired technologies	4.6	9.2	8.9	17.3
Total cost of revenues	90.3	93.3	179.5	179.7
Gross profit	141.8	133.1	282.3	262.0
Operating expenses:
Research and development	41.7	44.2	86.0	85.8
Selling, general and administrative	85.8	96.1	180.7	189.7
Amortization of other intangibles	3.7	4.9	7.5	9.9
Restructuring and related charges	1.4	9.1	1.8	10.2
Total operating expenses	132.6	154.3	276.0	295.6
Income (loss) from operations	9.2	(21.2)	6.3	(33.6)
Interest and other income (expense), net	1.7	0.3	0.6	0.9
Interest expense	(8.8)	(8.3)	(17.6)	(16.5)
Income (loss) from continuing operations before taxes	2.1	(29.2)	(10.7)	(49.2)
(Benefit from) provision for income taxes	(1.2)	8.5	(0.4)	14.3
Income (loss) from continuing operations, net of taxes	$3.3	$(37.7)	$(10.3)	$(63.5)
Income (loss) from discontinued operations, net of taxes	3.0	12.6	(50.4)	28.7
Net income (loss)	$6.3	$(25.1)	$(60.7)	$(34.8)

Net income (loss) per share from - basic and diluted:
Continuing operations	$0.02	$(0.16)	$(0.04)	$(0.27)
Discontinued operations	0.01	0.05	(0.22)	0.12
Net income (loss)	$0.03	$(0.11)	$(0.26)	$(0.15)

Shares used in per-share calculation - basic	234.9	232.1	235.5	231.5
Shares used in per-share calculation - diluted	237.1	232.1	235.5	231.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six months ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Net income (loss)	$6.3	$(25.1)	$(60.7)	$(34.8)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(11.8)	(17.4)	(21.8)	(35.9)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	71.4	(0.3)	153.1	(0.5)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.1	0.2	0.3	0.3
Net change in Accumulated other comprehensive income (loss)	59.7	(17.5)	131.6	(36.1)
Comprehensive income (loss)	$66.0	$(42.6)	$70.9	$(70.9)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	January 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$329.0	$334.5
Short-term investments	585.5	464.9
Restricted cash	11.5	26.2
Accounts receivable, net (Note 6)	181.8	152.3
Inventories, net	57.6	53.8
Prepayments and other current assets	34.1	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,199.5	1,380.1
Property, plant and equipment, net	136.5	149.2
Goodwill	246.1	255.5
Intangibles, net	77.6	90.6
Deferred income taxes	103.3	117.3
Other non-current assets	19.4	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,782.4	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$42.0
Accrued payroll and related expenses	54.7	52.6
Income taxes payable	18.2	3.1
Deferred revenue	93.3	80.6
Accrued expenses	29.8	23.7
Other current liabilities	30.8	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	264.3	375.5
Long-term debt	574.8	561.6
Other non-current liabilities	162.3	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at January 2, 2016 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 233 million shares at January 2, 2016 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,034.3	70,022.7
Accumulated deficit	(69,329.3)	(68,873.5)
Accumulated other comprehensive income (loss)	75.8	(48.0)
Total stockholders’ equity	781.0	1,101.4
Total liabilities and stockholders’ equity	$1,782.4	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	January 2, 2016	December 27, 2014
OPERATING ACTIVITIES:
Net loss	$(60.7)	$(34.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	21.7	40.2
Amortization of acquired technologies and other intangibles	17.0	31.2
Stock-based compensation	26.5	30.7
Amortization of debt issuance costs and accretion of debt discount	14.2	13.5
Amortization of discount and premium on investments, net	0.8	1.9
Other	(0.2)	3.1
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	(6.1)	(23.7)
Inventories	(6.5)	(2.4)
Other current and non-currents assets	2.6	(2.6)
Accounts payable	(10.9)	1.1
Income taxes payable	10.9	4.3
Deferred revenue, current and non-current	11.8	0.8
Deferred taxes, net	7.4	13.5
Accrued payroll and related expenses	(11.4)	(8.5)
Accrued expenses and other current and non-current liabilities	(18.4)	(10.9)
Net cash (used in) provided by operating activities	(1.3)	57.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(185.6)	(300.2)
Maturities of available-for-sale investments	250.3	265.9
Sales of available-for-sale investments	71.9	39.2
Changes in restricted cash	14.7	2.6
Capital expenditures	(19.4)	(50.4)
Proceeds from the sale of assets	3.4	4.2
Acquisition of a business	(0.9)	—
Net cash provided by (used in) investing activities	134.4	(38.7)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(136.7)	—
Repurchase and retirement of common stock	(40.0)	(4.7)
Payment of financing obligations	(1.3)	(12.9)
Proceeds from exercise of employee stock options and employee stock purchase plan	0.8	6.9
Net cash used in financing activities	(141.4)	(10.7)

Effect of exchange rates on cash and cash equivalents	(10.6)	(11.6)
Net decrease in cash and cash equivalents	(18.9)	(3.6)
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$329.0	$293.6

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of January 2, 2016 and for the three and six months ended January 2, 2016 and December 27, 2014 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015.
The balance sheet as of June 27, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended January 2, 2016 and December 27, 2014 may not be indicative of results for the year ending July 2, 2016 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
In January 2016, the FASB (“Financial Accounting Standards Board”) issued guidance that requires an entity to measure equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, it requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. It also eliminates the requirement to disclose

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for the company in the first quarter of fiscal 2019. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In November 2015, the FASB issued guidance requiring deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. This classification eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction. The Company elected to prospectively adopt the guidance in the beginning of the second quarter of fiscal 2016. Refer to “Note 12. Income Taxes” for more information regarding the impact of adopting this guidance.
In July 2015, the FASB issued guidance to change the subsequent measurement of inventory from lower of cost or market to lower of cost and net realizable value. The guidance is effective for the Company in the first quarter of fiscal 2018. Earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
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
In April 2015, the FASB issued new authoritative guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts or premiums. This guidance is effective for the Company in the first quarter of fiscal 2017 for its convertible debt, and will be applied retrospectively. The consolidated balance sheet of each individual period presented will be adjusted to reflect the period-specific effects of applying this new guidance.
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. The guidance is effective for the company in the first quarter of fiscal 2019. The Company is evaluating the impact that this new accounting guidance will have on its consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million of total cash, of which $0.9 million remains to be contributed as of January 2, 2016. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s CCOP business and the Waveready product line. As a result of the Distribution, Lumentum is now an independent public company.
In connection with the Separation, the Company entered into a Contribution Agreement, Separation and Distribution Agreement, a Tax Matters Agreement, Employee Matters Agreement, Securities Purchase Agreement, a Supply Agreement, and an Intellectual Property Matters Agreement with Lumentum and others.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Supply Agreement outlines that Viavi will supply test equipment to Lumentum and Lumentum will supply components related to the Company’s metro, fiber and optical product lines and development services related to smart transceivers. The most significant component of the Supply Agreement is $15 million related to the sale of certain optical test equipment to Lumentum during the 12 month period from the date of the agreement through July 31, 2016, of which the company recorded $3.8 million and $8.3 million of net revenue during the three and six months ended January 2, 2016, respectively.
The Intellectual Property Matters Agreement outlines the intellectual property rights and technology transferred to Lumentum upon the Separation, as well as the intellectual property and technology both companies can license from each other. In addition it outlines non-compete restrictions between Viavi and Lumentum.
As the separation of the Lumentum business represents a strategic shift that has and will have a major effect on the Company’s operations and financial results, the results of operations and net assets of the Lumentum business are presented separately as discontinued operations for the three and six months ended January 2, 2016 and December 27, 2014 and as of June 27, 2015, in accordance with the authoritative guidance.
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
The removal of Lumentum’s net assets and equity related adjustments upon the Separation are presented as an increase of Viavi's accumulated deficit and represents a non-cash financing activity, excluding the cash transferred. Refer to “Note 14. Stock-Based Compensation” for information on modifications to stock-based compensation awards as a result of the Distribution.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes results from discontinued operations of the Lumentum business included in the condensed Consolidated Statement of Operations (in millions):

	Three Months Ended (1)	Six Months Ended
	December 27, 2014	January 2, 2016	December 27, 2014
Net revenues	$210.7	$66.5	$429.0
Cost of revenues	141.4	49.7	287.4
Amortization of acquired technologies	1.9	0.6	3.8
Gross profit	67.4	16.2	137.8
Operating expenses:
Research and development	35.0	12.5	69.8
Selling, general and administrative	18.8	24.0	36.0
Restructuring charges	0.6	0.1	2.4
Total operating expenses	54.4	36.6	108.2
(Loss) income from operations	13.0	(20.4)	29.6
Interest and other income (expense), net	(0.1)	0.5	(0.3)
(Loss) income before income taxes	12.9	(19.9)	29.3
Income tax provision	0.3	30.5	0.6
Net (loss) income from discontinued operations	$12.6	$(50.4)	$28.7
(1)  Net income from discontinued operations for the three months ended January 2, 2016 of $3.0 million is comprised of costs to complete the separation offset by a benefit from income taxes from discontinued operations of $4.5 million. No income or expense relating to the Lumentum business has been recorded after the separation from Viavi on August 1, 2015.
During the six months ended January 2, 2016, the income tax provision for discontinued operation of $30.5 million, included approximately $5.6 million of cash taxes that are due to federal and state authorities as a result of the Separation. In addition, approximately $25.2 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net (loss) income from discontinued operations also includes costs incurred by the Company to separate Lumentum such as transaction charges, advisory and consulting fees. Net income (loss) from discontinued operations for the three and six months ended January 2, 2016 included $1.5 million and $15.5 million of costs to complete the separation, respectively. Net income (loss) from discontinued operations for the three and six months ended December 27, 2014 included $3.3 million and $3.7 million of costs to complete the separation, respectively.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock based compensation expense and capital expenditures of the Lumentum business (in millions):

	Six Months Ended
	January 2, 2016	December 27, 2014
Operating activities:
Depreciation expense	$3.7	$21.3
Amortization expense	0.6	4.0
Stock-based compensation expense	1.6	9.7
Investing activities:
Capital expenditures	$5.8	$23.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Numerator:
Income (loss) from continuing operations, net of taxes	$3.3	$(37.7)	$(10.3)	$(63.5)
Income (loss) from discontinued operations, net of taxes	3.0	12.6	(50.4)	28.7
Net income (loss)	$6.3	$(25.1)	$(60.7)	$(34.8)
Denominator:
Weighted-average number of common shares outstanding
Basic	234.9	232.1	235.5	231.5
Effect of dilutive securities from stock-based benefit plans	2.2	—	—	—
Diluted	237.1	232.1	235.5	231.5

Net income (loss) per share - basic and diluted:
Continuing operations	$0.02	$(0.16)	$(0.04)	$(0.27)
Discontinued operations	0.01	0.05	(0.22)	0.12
Net income (loss) per share	$0.03	$(0.11)	$(0.26)	$(0.15)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2016 (2)	December 27, 2014 (1)(2)	January 2, 2016 (1)(2)	December 27, 2014 (1)(2)
Stock options and ESPP	0.9	3.8	3.4	3.8
Restricted Stock Units	4.5	11.1	11.0	10.8
Total potentially dilutive securities	5.4	14.9	14.4	14.6
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended January 2, 2016 the changes in accumulated other comprehensive income (loss) by component net of tax were as follows (in millions):

	Unrealized (losses) on available-for sale investments (2)	Foreign currency translation adjustments	Defined benefit obligation, net of tax (3)	Total
Beginning balance as of June 27, 2015	$(3.2)	$(29.2)	$(15.6)	$(48.0)
Transferred to Lumentum (1)	—	(8.9)	1.1	(7.8)
Other comprehensive (loss) income before reclassification	153.1	(21.8)	—	131.3
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	0.3	0.3
Net current-period other comprehensive (loss) income	153.1	(21.8)	0.3	131.6
Ending balance as of January 2, 2016	$149.9	$(59.9)	$(14.2)	$75.8

(1) Amount represents the transfer of accumulated other comprehensive balances to Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.

(2) Activity during the six months ended primarily relates to a $157.2 million unrealized gain on the marketable equity securities of Lumentum held by Viavi, net of a $3.7 million income tax effect related to the intraperiod tax allocation rules.

(3) Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the six months ended January 2, 2016. There was no tax impact. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	June 27, 2015	Charged to Costs and Expenses	Adjustments (1)	January 2, 2016
Allowance for doubtful accounts	$2.4	$0.3	$(0.1)	$2.6
Allowance for sales returns	0.7	1.6	(1.2)	1.1
Total accounts receivable reserves	$3.1	$1.9	$(1.3)	$3.7
 (1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The components of Inventories, net were as follows (in millions):

	January 2, 2016	June 27, 2015
Finished goods	$33.0	$31.5
Work in process	5.6	6.8
Raw materials	19.0	15.5
Inventories, net	$57.6	$53.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	January 2, 2016	June 27, 2015
Prepayments	$13.2	$15.7
Other current assets	20.9	22.5
Prepayments and other current assets	$34.1	$38.2
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	January 2, 2016	June 27, 2015
Deferred compensation plan	$3.3	$3.0
Warranty	2.5	2.3
Value-added tax	3.2	1.7
Restructuring	9.4	19.1
Deferred income taxes	—	7.1
Other	12.4	10.3
Other current liabilities	30.8	$43.5
Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	January 2, 2016	June 27, 2015
Pension and post-employment benefits	$83.3	$86.9
Financing obligation	29.2	29.1
Restructuring accrual	5.9	8.2
Long-term deferred revenue	22.5	23.6
Other	21.4	20.6
Other non-current liabilities	$162.3	$168.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale securities. As of January 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$46.3	$—	$—	$46.3
U.S. agencies	59.7	—	(0.1)	59.6
Municipal bonds and sovereign debt instruments	2.3	—	—	2.3
Asset-backed securities	49.8	—	(0.4)	49.4
Corporate securities	183.8	—	(0.2)	183.6
Total debt securities	341.9	—	(0.7)	341.2
Marketable equity securities	100.3	157.2	—	257.5
Total available-for-sale securities	$442.2	$157.2	$(0.7)	$598.7
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of January 2, 2016, of the total fair value, $15.8 million was classified as cash equivalents, $324.7 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
Marketable equity securities consist of the Company’s ownership of 11.7 million shares of Lumentum common stock retained in connection with the Separation. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of January 2, 2016 at $257.5 million. The Company has not recognized any realized gains or losses related to these securities.
 In addition to the amounts presented above, as of January 2, 2016, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $3.3 million, of which $0.6 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $2.0 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.
During the three and six months ended January 2, 2016 and December 27, 2014, the Company recorded no other-than-temporary impairment charges in each respective period.
As of January 2, 2016, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$233.9	$233.8
Amounts maturing in 1 - 5 years	105.5	105.3
Amounts maturing in more than 5 years	2.5	2.1
Total debt available-for-sale securities	$341.9	$341.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of June 27, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$51.9	$—	$—	$51.9
U.S. agencies	96.0	—	—	96.0
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	70.6	—	(0.2)	70.4
Corporate securities	274.1	0.1	(0.1)	274.1
Total debt available-for-sale securities	$496.6	$0.1	$(0.3)	$496.4
As of June 27, 2015, of the total fair value, $33.7 million was classified as cash equivalents, $461.9 million was classified as short-term investments and $0.8 million was classified as other non-current assets.
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
Fair Value Measurements
Assets measured at fair value as of January 2, 2016 are summarized below (in millions):

	Fair value measurement as of
	January 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$46.3	$46.3	$—
U.S. agencies	59.6	—	59.6
Municipal bonds and sovereign debt instruments	2.3	—	2.3
Asset-backed securities	49.4	—	49.4
Corporate securities	183.6	—	183.6
Total debt available-for-sale securities	341.2	46.3	294.9
Marketable equity securities	257.5	257.5	—
Money market funds	203.0	203.0	—
Trading securities	3.3	3.3	—
Total assets (1)	$805.0	$510.1	$294.9
(1) $204.5 million in cash and cash equivalents, $585.5 million in short-term investments, $10.5 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of June 27, 2015 and during the three and six months ended January 2, 2016 and December 27, 2014 the Company did not hold any Level 3 investment securities.

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
The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both January 2, 2016 and June 27, 2015 is not material. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2015	$154.5	$92.7	$8.3	$255.5
Currency translation and other adjustments	(2.2)	(1.2)	—	(3.4)
Goodwill allocation - WaveReady (1)	(6.0)	—	—	(6.0)
Balance as of January 2, 2016	$146.3	$91.5	$8.3	$246.1
(1) Amount represents a release of the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line, which is now a part of Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.
The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, the Company completed the annual impairment test of goodwill with no goodwill impairments. There were no events or changes in circumstances which triggered an impairment review during the three and six months ended months ended January 2, 2016.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of January 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$420.6	$(379.3)	$41.3
Customer relationships	174.7	(139.6)	35.1
Other	19.2	(18.8)	0.4
Total intangibles subject to amortization	$614.5	$(537.7)	$76.8
In-process research and development assets	$0.8	-	$0.8
Total intangibles	$615.3	$(537.7)	$77.6

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$418.9	$(373.6)	$45.3
Customer relationships	178.7	(135.8)	42.9
Other	19.5	(18.9)	0.6
Total intangibles subject to amortization	617.1	(528.3)	88.8
In-process research and development assets	1.8	—	1.8
Total intangibles	$618.9	$(528.3)	$90.6
During the three months ended October 3, 2015, the Company completed its in-process research and development (“IPR&D”) project related to the fiscal 2014 acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets with a useful life of thirty-six months.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Amortization of acquired developed technologies	$4.6	$9.2	$8.9	$17.3
Amortization of other intangibles	3.7	4.9	7.5	9.9
Total amortization of intangible assets	$8.3	$14.1	$16.4	$27.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of January 2, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2016	$15.4
2017	29.5
2018	20.9
2019	9.3
2020	1.3
Thereafter	0.4
Total amortization	$76.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 10. Debts and Letters of Credit
As of January 2, 2016 and June 27, 2015, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	January 2, 2016	June 27, 2015
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(75.2)	(88.4)
Carrying amount of liability component	$574.8	$561.6

Carrying amount of equity component (1)	$134.4	$134.4

(1)	Included in Accumulated paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants and held no short term debt as of January 2, 2016 and June 27, 2015.
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
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of January 2, 2016, the expected remaining term of the 2033 Notes is 2.6 years.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of January 2, 2016, the unamortized portion of the debt issuance costs related to the 2033 Notes was $6.1 million, which was included in Other non-current assets on the Consolidated Balance Sheets.
Based on quoted market prices as of January 2, 2016 and June 27, 2015, the fair value of the 2033 Notes was approximately $610.1 million and $644.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Effective interest rate	5.4%	5.4%	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0	$2.0	$2.0
Accretion of debt discount	6.6	6.3	13.2	12.5
Outstanding Letters of Credit
As of January 2, 2016, the Company had 10 standby letters of credit totaling $14.3 million.
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of January 2, 2016 and June 27, 2015, the Company’s total restructuring accrual was $15.3 million and $27.2 million. During the three and six months ended January 2, 2016 the Company recorded restructuring and related charges of $1.4 million and $1.8 million, respectively. During the three and six months ended December 27, 2014 the Company recorded restructuring and related charges of $9.1 million and $10.2 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended January 2, 2016 were as follows (in millions):

	Balance June 27, 2015	Six Months Ended January 2, 2016 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance January 2, 2016	Three Months Ended January 2, 2016 Charges
Fiscal 2016 Plan
NE and SE Agile Restructuring Plan (Workforce Reduction)	$—	$3.0	$(0.4)	$—	$2.6	$3.0
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (Workforce Reduction)	14.9	(0.5)	(10.3)	(0.2)	3.9	(0.8)
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	0.6	(0.1)	(0.5)	—	—	(0.1)
Shared Services Restructuring Plan (Workforce Reduction)	0.7	—	(0.7)	—	—	—
NE Product Strategy Restructuring Plan (Workforce Reduction)	2.3	—	(0.4)	(0.1)	1.8	—
NE Lease Restructuring Plan	5.2	0.2	(0.7)	—	4.7	0.1
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.1	(0.7)	(0.1)	—	0.3	(0.7)
Plans Prior to Fiscal 2014	2.4	(0.1)	(0.3)	—	2.0	(0.1)
Total	$27.2	$1.8	$(13.4)	$(0.3)	$15.3	$1.4
As of January 2, 2016 and June 27, 2015, $5.9 million and $8.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2016 Plans
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segment as part of Viavi’s ongoing commitment for an agile and more efficient operating structure. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2017.
Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the separation. As a result, approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
Fiscal 2014 Plans
NE Realignment Plan
During the fourth quarter of fiscal 2014, Management approved a NE plan to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, approximately 100 employees in manufacturing, R&D and SG&A functions located in United States, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the second quarter of fiscal 2016.
Shared Services Restructuring Plan
During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in its shared services functions in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, approximately 40 employees primarily in the general and administrative functions located in the United States, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the second quarter of fiscal 2016.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of January 2, 2016 was $4.7 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
Central Finance and Information Technology (“IT”) Restructuring Plan
During the second quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in the Finance and IT organization to align with the future state of the organizations under new executive management and move positions to lower-cost locations where appropriate. As a result, approximately 20 employees primarily in SG&A functions

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

located in North America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2019.
Plans Prior to Fiscal 2014
The restructuring accrual for plans that commenced prior to fiscal year 2014 was $2.0 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded an income tax benefit of $1.2 million and $0.4 million related to the income (loss) from continuing operations for the three and six months ended months ended January 2, 2016, respectively. The Company recorded an income tax expense of $8.5 million and $14.3 million related to the loss from continuing operations for the three and six months ended December 27, 2014, respectively.
The income tax benefit related to the income (loss) from continuing operations recorded for the three and six months ended January 2, 2016 and December 27, 2014 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. In addition, for the three and six months ended January 2, 2016 the Company’s income tax provision includes a tax benefit of $8.8 million and $22.2 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax benefit related to the loss from continuing operations for the six months ended January 2, 2016 also includes a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense (benefit) related to the income (loss) from continuing operations recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to the Company’s income (loss) from continuing operations before taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the separation.
At the beginning of the second quarter of fiscal 2016, the Company prospectively adopted the authoritative guidance on balance sheet classification of deferred taxes, which requires deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption resulted in a reclass of $3.1 million of current net deferred tax assets and $0.7 million of current net deferred tax liabilities to non-current deferred assets and liabilities netted on a jurisdiction by jurisdiction basis.
As of January 2, 2016 and June 27, 2015, the Company’s unrecognized tax benefits totaled $37.0 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.6 million accrued for the payment of interest and penalties at January 2, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Note 13. Stockholders' Equity
Repurchase of Common Stock
In May 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions. In October 2015, the Board extended the previously authorized repurchase program to utilize the remaining unused dollar amount from the program of approximately $40 million.
In November 2015, the Company entered into a $40.0 million accelerated share repurchase agreement (the “ASR”) with a financial institution that was completed during the third quarter of fiscal 2016. Upon making the upfront payment of $40.0 million, the Company received an initial delivery of 5.3 million shares from the financial institution during the second quarter of fiscal 2016, which were retired and recorded as a $32.0 million reduction to stockholder’s equity on the Consolidated Balance Sheet. As of January 2, 2016, the ASR was evaluated as an unsettled forward contract indexed to the Company’s own stock, with $8.0 million classified within stockholders’ equity. The Company reflects the repurchase of common stock under the ASR in the period the shares are delivered for the purposes of calculating earnings per share and as a forward contract indexed to its own common

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock. The ASR met all of the applicable criteria for equity classification and therefore was not accounted for as a derivative instrument.
During the third quarter of fiscal 2016, the ASR was completed and a final delivery of 1.3 million shares was delivered based on the final settlement price of $6.05 per share. All common shares repurchased under this program have been canceled and retired.
Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended January 2, 2016 and December 27, 2014 was as follows (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Cost of sales	$1.4	$1.0	$2.6	$2.0
Research and development	1.9	2.0	4.7	3.9
Selling, general and administrative	5.6	7.5	17.6	15.1
Stock-based compensation	$8.9	$10.5	$24.9	$21.0
Approximately $0.9 million of stock-based compensation was capitalized to inventory at January 2, 2016.
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
During the six months ended January 2, 2016 and December 27, 2014, the Company granted 5.3 million and 5.2 million RSUs, of which 0.5 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2016 and fiscal 2015 was estimated to be $2.9 million and $8.5 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.8 million and 4.5 million granted during the six months ended January 2, 2016 and December 27, 2014 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years. The grant amounts and grant-date fair values during the three and six months ended December 27, 2014 represent the Company’s historical grant information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation.
As of January 2, 2016, $52.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During the six months ended January 2, 2016 and December 27, 2014, the Company paid $7.8 million and $11.9 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, of which $8.3 million was

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

expensed in the first two quarters of fiscal 2016. The remaining $5.3 million will be amortized over the remaining requisite service period from Separation Date to the end of the vesting term.
Valuation Assumptions
The Company estimates the fair value of the new MSUs granted using a Monte Carlo simulation based on the assumptions described below for the following periods:

	Six Months Ended
	January 2, 2016	December 27, 2014
Volatility of common stock	33.0%	40.8%
Average volatility of peer companies	52.6%	53.4%
Average correlation coefficient of peer companies	0.0887	0.2156
Risk-free interest rate	0.8%	0.6%
Note 15. Employee Pension and Other Benefit Plans
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
As of January 2, 2016 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended January 2, 2016, the Company contributed $0.7 million to the U.K. plan. The funded plans assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
Pension Benefits	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Service cost	$0.1	$—	$0.2	$0.1
Interest cost	0.7	1.0	1.5	2.0
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Recognized net actuarial losses	0.1	0.1	0.3	0.2
Net periodic benefit cost	$0.5	$0.7	$1.2	$1.5
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $5.9 million related to its defined benefit pension plans during fiscal 2016 to make current benefit payments and fund future obligations. As of January 2, 2016, approximately $2.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2015.

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheet as of January 2, 2016 and June 27, 2015.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2016 and fiscal 2015 (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2016	December 27, 2014	January 2, 2016	December 27, 2014
Balance as of beginning of period	$4.0	$3.6	$3.7	$3.6
Provision for warranty	0.8	1.0	1.7	1.9
Utilization of reserve	(0.7)	(1.2)	(1.5)	(2.1)
Adjustments related to pre-existing warranties (including changes in estimates)	0.2	0.1	0.4	0.1
Balance as of end of period	$4.3	$3.5	$4.3	$3.5
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments is as follows (in millions):

	Three Months Ended January 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$136.4	$36.9	$173.3	$58.8	$232.1	$—	$232.1

Gross profit	90.6	24.5	115.1	32.8	147.9	(6.1)	141.8
Gross margin	66.4%	66.4%	66.4%	55.8%	63.7%		61.1%

Operating income (loss)			8.0	22.5	30.5	(21.3)	9.2
Operating margin			4.6%	38.3%	13.1%		4.0%

	Three Months Ended December 27, 2014
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$129.0	$46.8	$175.8	$50.6	$226.4	$—	$226.4

Gross profit	84.6	32.4	117.0	26.7	143.7	(10.6)	133.1
Gross margin	65.6%	69.2%	66.6%	52.8%	63.5%		58.8%

Operating income (loss)			2.0	17.1	19.1	(40.3)	(21.2)
Operating margin			1.1%	33.8%	8.4%		(9.4)%

	Three Months Ended
	January 2, 2016	December 27, 2014
Corporate reconciling items impacting gross profit:
Total segment gross profit	$147.9	$143.7
Stock-based compensation	(1.4)	(1.0)
Amortization of intangibles	(4.6)	(9.2)
Other charges related to non-recurring activities	(0.1)	(0.4)
GAAP gross profit	$141.8	133.1

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$30.5	$19.1
Stock-based compensation	(8.9)	(10.5)
Amortization of intangibles	(8.3)	(14.1)
Other charges related to non-recurring activities (1)	(2.7)	(6.6)
Restructuring and related charges	(1.4)	(9.1)
GAAP operating income (loss) from continuing operations	$9.2	$(21.2)

(1) During the three months ended January 2, 2016, other charges related to non-recurring activities primarily consisted of incremental expenses related to post-separation activities such as site consolidations, reorganizations, insourcing or outsourcing of activities. During the three months ended December 27, 2014, other charges related to non-recurring activities primarily consisted of incremental expenses related to Viavi-specific activities to complete the separation such as professional fees and additional personnel and related costs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended January 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$254.0	$84.8	$338.8	$123.0	$461.8	$—	$461.8

Gross profit	166.3	57.9	224.2	69.8	294.0	(11.7)	282.3
Gross margin	65.5%	68.3%	66.2%	56.7%	63.7%		61.1%

Operating income (loss)			10.4	48.8	59.2	(52.9)	6.3
Operating margin			3.1%	39.7%	12.8%		1.4%

	Six Months Ended December 27, 2014
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$250.5	$97.3	$347.8	$93.9	$441.7	$—	$441.7

Gross profit	164.8	67.4	232.2	49.8	282.0	(20.0)	262.0
Gross margin	65.8%	69.3%	66.8%	53.0%	63.8%		59.3%

Operating income (loss)			0.7	31.4	32.1	(65.7)	(33.6)
Operating margin			0.2%	33.4%	7.3%		(7.6)%

	Six Months Ended
	January 2, 2016	December 27, 2014
Corporate reconciling items impacting gross profit:
Total segment gross profit	$294.0	$282.0
Stock-based compensation	(2.6)	(2.0)
Amortization of intangibles	(8.9)	(17.3)
Other charges related to non-recurring activities	(0.2)	(0.7)
GAAP gross profit	$282.3	262.0

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$59.2	$32.1
Stock-based compensation	(24.9)	(21.0)
Amortization of intangibles	(16.4)	(27.2)
Other charges related to non-recurring activities (1)	(9.8)	(7.3)
Restructuring and related charges	(1.8)	(10.2)
GAAP operating income (loss) from continuing operations	$6.3	$(33.6)

(1) During the six months ended January 2, 2016, other charges related to non-recurring activities primarily consisted of a) incremental expenses of $5.6 million related to post-separation activities such as site consolidations, reorganizations, insourcing or outsourcing of activities and b) $3.5 million of non-recurring incremental severance and related costs upon the exit of a key executive. During the six months ended December 27, 2014, other charges related to non-recurring activities primarily consisted of incremental expenses related to Viavi-specific activities to complete the separation, such as professional fees and additional personnel and related costs.

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

OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a leading provider of software and hardware platforms and instruments that deliver end-to-end visibility across physical, virtual and hybrid networks. Our solutions provide precise intelligence and actionable insight from across the network ecosystem to optimize networks and support more profitable, higher-performing networks and quicker transition to next-generation technologies for our customers. Viavi is also a leader in anti-counterfeiting solutions for currency authentication and high-value optical components and instruments for diverse government and commercial applications.
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
On August 1, 2015, we completed the distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to our stockholders (the “Separation”). We were renamed Viavi and, at the time of the distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Following the Separation in the first quarter of fiscal 2016, the Company made changes to its segment measures to reflect how the CODM manages the business post-separation as described in “Note 17. Operating Segments.” These changes include a) the evaluation of NE and SE segment performance based on gross margin and the evaluation of the Network and Service Enablement business (“NSE”) as a whole on operating margin, b) the movement of the Video Assurance product line out of the NE segment and into the SE segment, and c) the allocation of previously unallocated corporate-level costs associated with the shared-services function to our segment’s results. In addition, the historical results of operations and net assets have been recast to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” The results of the CCOP segment and the WaveReady product line within the NE segment have been excluded from the accompanying discussion and analysis within our results of operations. Segment information for all periods presented has been revised to be comparable with the above changes in the Company’s segment reporting measures.
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
NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International,

América Móvil, S.A.B. de C.V., AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Lumentum Holdings Inc., Time Warner Inc., and Verizon Communications Inc.
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
OSP serves customers such as Excelitas Technologies Corporation, FLIR Systems, Lockheed Martin and SICPA.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the six months ended January 2, 2016 contains an extra week of activity compared to the six months ended December 27, 2014.
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	January 2, 2016	December 27, 2014	Change	Percent Change	January 2, 2016	December 27, 2014	Change	Percent Change
Segment net revenue:
NE	$136.4	$129.0	$7.4	5.7%	$254.0	$250.5	$3.5	1.4%
SE	36.9	46.8	(9.9)	(21.2)	84.8	97.3	(12.5)	(12.8)
OSP	58.8	50.6	8.2	16.2	123.0	93.9	29.1	31.0
Total net revenue	$232.1	$226.4	$5.7	2.5%	$461.8	$441.7	$20.1	4.6%

Gross profit	$141.8	$133.1	$8.7	6.5%	$282.3	$262.0	$20.3	7.7%
Gross margin	61.1%	58.8%			61.1%	59.3%

Amortization of acquired technologies	4.6	9.2	(4.6)	(50.0)%	8.9	17.3	(8.4)	(48.6)%
Percentage of net revenue	2.0%	4.1%			1.9%	3.9%

Research and development	41.7	44.2	(2.5)	(5.7)%	86.0	85.8	0.2	(5.7)%
Percentage of net revenue	18.0%	19.5%			18.6%	19.4%

Selling, general and administrative	85.8	96.1	(10.3)	(10.7)%	180.7	189.7	(9.0)	(10.7)%
Percentage of net revenue	37.0%	42.4%			39.1%	42.9%

Amortization of other intangibles	3.7	4.9	(1.2)	(24.5)%	7.5	9.9	(2.4)	(24.2)%
Percentage of net revenue	1.6%	2.2%			1.6%	2.2%

Restructuring and related charges	1.4	9.1	(7.7)	(84.6)%	1.8	10.2	(8.4)	(82.4)%
Percentage of net revenue	0.6%	4.0%			0.4%	2.3%
Net Revenue
Following the Separation, revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services such as rentals, loaners and repair services. When evaluating the performance of our segments, Management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit, and operating income consistent with our approach for managing the business.
Three months ended January 2, 2016 and December 27, 2014
Net revenue increased by $5.7 million, or 2.5%, during three months ended January 2, 2016 compared to the same period a year ago. This increase was primarily due to increases in our OSP and NE segments, partially offset by a decrease in our SE segment as discussed below.
Product revenues increased $12.4 million, or 6.3%, during the three months ended January 2, 2016 compared to the same period a year ago, primarily due to higher demand for our Anti-Counterfeiting product line in our OSP segment driven by increased bank-note volume and an increase in our Lab and Wireline product portfolio in our NE segment. Service revenues decreased $6.7 million, or 22.0%, during the three months ended January 2, 2016 compared to the same period a year ago primarily due to a decline in support contract renewals for our more mature assurance portfolio solutions in our SE segment.

NE net revenue increased by $7.4 million, or 5.7%, during the three months ended January 2, 2016 compared to the same period a year ago. This increase was driven by $9.0 million of net revenue increases from our Lab and Wireline offerings primarily due to increased customer demand leading to 100G deployments in the current period. Lab offerings were strong in the quarter in both lab fiber test and optical transport. This was partially offset by $1.6 million of net revenue decreases in our Wireless offerings primarily as the prior period reflected net revenue from a significant ramp for a one-time project from a key customer.
SE net revenue decreased by $9.9 million, or 21.2%, during the three months ended January 2, 2016 compared to the same period a year ago. This decrease was primarily driven by $10.5 million of net revenue decreases from our Assurance and Wireless Solutions offerings primarily driven by a decline in support contract renewals for our more mature Assurance portfolio solutions. This was partially offset by $0.6 million of net revenue increases driven by higher demand for our Enterprise offerings.
OSP net revenue increased by $8.2 million, or 16.2%, during the three months ended January 2, 2016 compared to the same period a year ago. This increase was driven by net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from higher bank-note volume in the current period, coupled with net revenue growth in our Consumer and Industrial product line.
Six Months Ended January 2, 2016 and December 27, 2014
Net revenue increased by 20.1 million, or 4.6%, during six months ended January 2, 2016 compared to the same period a year ago. This increase was primarily due to increases in our OSP and NE segments partially offset by a decrease in our SE segment as discussed below.
Product revenues increased $21.1 million, or 5.4%, during the six months ended January 2, 2016 compared to the same period a year ago primarily due to higher demand for our Anti-Counterfeiting product line in our OSP segment driven by increased bank- note volume and an increase in revenue in our Lab and Wireline offerings in our NE segment. Service revenues decreased $1.0 million, or 1.8%, during the six months ended January 2, 2016 compared to the same period a year ago primarily due to a decline in support contract renewals for our mature assurance portfolio solutions in our SE segment.
NE net revenue increased by $3.5 million, or 1.4%, during the six months ended January 2, 2016 compared to the same period a year ago. This increase was driven by $14.3 million of net revenue increases from our Lab and Wireless offerings primarily due to new customers in fiscal 2016 coupled with higher demand for our 100G products in the current period. Lab instruments were strong in the quarter in both lab fiber test and in optical transport. This was partially offset by $10.8 million of net revenue decreases from our Wireline offerings primarily due to a decline in Cable net revenue as customers have delayed purchases for an anticipated upgrade cycle in the second half of fiscal 2016, whereas the prior period reflected net revenue from a significant one-time project from a key customer.
SE net revenue decreased by $12.5 million, or 12.8%, during the six months ended January 2, 2016 compared to the same period a year ago. This decrease was primarily driven by $14.8 million of net revenue decreases from our Assurance and Wireless Solutions offerings primarily driven by a decline in support contract renewals for our more mature Assurance portfolio solutions. This was partially offset by $2.3 million of net revenue increases driven by higher demand for our Enterprise offerings.
OSP net revenue increased by $29.1 million, or 31.0%, during the six months ended January 2, 2016 compared to the same period a year ago. This increase was driven by net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from higher bank-note volume in the current period, coupled with net revenue growth in our Consumer and Industrial and Government product lines.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. Recently, the strengthening of the U.S. dollar relative to certain foreign currencies, namely the Euro, Brazilian Real and Canadian Dollar, negatively impacted reported revenue and reduced our reported expenses. Additionally, we have seen recent demand for our NE and SE products affected by economic uncertainty in Europe, Russia and Brazil. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; and (e) the completion of the recent Separation may result in disruptions to, and negatively impact our relationships with, our customers and other business partners.

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

	Three Months Ended				Six Months Ended
	January 2, 2016		December 27, 2014		January 2, 2016		December 27, 2014
Net revenue:
Americas	$121.3	52.2%	$116.9	51.6%	$240.3	52.0%	$235.5	53.3%
Asia-Pacific	42.2	18.2%	42.5	18.8%	87.7	19.0%	71.7	16.2%
EMEA	68.6	29.6%	67.0	29.6%	133.8	29.0%	134.5	30.5%
Total	$232.1	100.0%	$226.4	100.0%	$461.8	100.0%	$441.7	100.0%
Net revenue from customers in the Americas during the three months ended January 2, 2016 and December 27, 2014 included net revenue from the United States of $106.7 million and $90.3 million, respectively. Net revenue from customers in the Americas during the six months ended January 2, 2016 and December 27, 2014 included net revenue from the United States of $207.9 million and $191.7 million, respectively.
Net revenue from customers outside the Americas during the three months ended January 2, 2016 and December 27, 2014 represented 47.8% and 48.4% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended January 2, 2016 and December 27, 2014 represented 48.0% and 46.7% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 2.3 percentage points during the three months ended January 2, 2016 from 58.8% in the same period a year ago to 61.1% in the current period. This increase was primarily due to a $4.6 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015 and improvement in gross margin within our OSP segment from a favorable product mix with higher anti-counterfeiting revenue in the current period. This was partially offset by a change in overall segment mix as our OSP segment, whose products generally carry a lower gross margin than our NE and SE products, represented a higher percentage of our total net revenue in the current period.
Gross margin increased by 1.8 percentage points during the six months ended January 2, 2016 from 59.3% in the same period a year ago to 61.1% in the current period. This increase was primarily due to an $8.4 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015 and improvement in gross margin within our OSP segment from a favorable product mix with higher anti-counterfeiting revenue in the current period. This was partially offset by a change in overall segment mix as our OSP segment, whose products generally carry a lower gross margin than our NE and SE products, represented a higher percentage of our total net revenue in the current period.
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
Research and Development
R&D expense decreased by $2.5 million, or 5.7%, during the three months ended January 2, 2016 compared to the same period a year ago. This decrease was primarily due to a $1.9 million in-process research and development (“IPR&D”) impairment charge in the prior year related to a fiscal 2014 acquisition, coupled with net cost savings realized from our strategic restructuring activities including reorganizations and the insourcing or outsourcing of R&D activities as we align our investment strategy following the Separation. As a percentage of net revenue R&D decreased by 1.5 percentage points during the three months ended January 2, 2016 compared to the same period a year ago as the Company continues to execute targeted cost savings initiatives.
R&D expense remained relatively flat, increasing by $0.2 million, or 0.2%, during the six months ended January 2, 2016 compared to the same period a year ago. This was primarily driven by incremental expenses of $2.2 million related to site consolidations, reorganizations, and the insourcing or outsourcing of R&D activities to align our investment strategy following the Separation, partially offset by a $1.9 million IPR&D impairment charge in the prior year related to a fiscal 2014 acquisition.

As a percentage of net revenue R&D decreased by 0.8 percentage points during the three months ended October 3, 2015 compared to the same period a year ago as the Company continues to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $10.3 million, or 10.7%, during the three months ended January 2, 2016 compared to the same period a year ago. This decrease was primarily due to a $8.5 million reduction in labor and benefit expense driven by lower headcount associated with our restructuring activities and our continuing cost reduction efforts as well as a $2.5 million reduction in costs related to Viavi-specific activities to complete the Separation. As a percentage of net revenue SG&A decreased 5.4 percentage points during the three months ended January 2, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
SG&A expense decreased by $9.0 million, or 4.7%, during the six months ended January 2, 2016 compared to the same period a year ago. The decrease was primarily due to a $12.2 million reduction in labor, benefits and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts. This was partially offset by $3.5 million of severance related costs upon the exit of a key executive in the current period. As a percentage of net revenue SG&A decreased 3.8 percentage points during the six months ended January 2, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $27 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. Refer to “Note 11. Restructuring and Related Charges” for more information.
During the three and six months ended January 2, 2016, we incurred restructuring and related charges of $1.4 million and $1.8 million, respectively due to new and previously announced restructuring plans. During the three and six months ended December 27, 2014, we incurred restructuring and related charges of $9.1 million and $10.2 million, respectively.
During the second quarter of fiscal 2016, we incurred restructuring and related charges of $1.4 million. The charges are a combination of new and previously announced restructuring plans and are primarily a result of the following:

•
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Viavi’s ongoing commitment to an agile and more efficient operating structure. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2017. The charge was offset by a $1.6 million benefit primarily related to a reduction in the number of employees impacted by previously announced restructuring plans and underutilization of outplacement services offered to employees as part of their severance package.

During the second quarter of fiscal 2015, we incurred restructuring and related charges of $9.1 million. These charges are primarily the result of the following:

•
During the second quarter of fiscal 2015, Management approved a plan to eliminate certain positions in its Shared Service function in connection with the Separation. Further, certain sales and operations positions were eliminated in the NE and SE segments to match product market strategy, lower manufacturing costs, and align with the new go-to-market focus as the Company moved forward with its separation plan. As a result, a restructuring charge of $8.7 million was recorded for severance and employee benefits for approximately 150 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2016.
During the six months ended January 2, 2016 we recorded $1.8 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•
We incurred a restructuring charge of $3.0 million primarily for severance and benefits for the NE and SE Agile Restructuring Plan announced in the second quarter of fiscal 2016. This charge was offset by a $1.2 million benefit primarily related to a reduction in the number of employees impacted by previously announced restructuring plans.

During the six months ended December 27, 2014, we recorded $10.2 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•	We incurred a restructuring charge of $8.7 million primarily for severance and benefits for the JDSU Consolidated Spin Off Restructuring Plan announced in the second quarter of fiscal 2015.
Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $3.4 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $1.7 million during the three months ended January 2, 2016 compared to $0.3 million the same period a year ago. This $1.4 million change was driven by a favorable result from our balance sheet hedging program used to hedge gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. Our hedging program resulted in other income of $0.3 million in the current period compared to a loss of $1.1 million in the prior period.
Interest and other income (expense), net remained relatively flat at $0.6 million during the six months ended January 2, 2016 compared to $0.9 million the same period a year ago.
Interest Expense
Interest expense increased by $0.5 million, or 6.0%, during the three months ended January 2, 2016 compared to the same period a year ago. The increase was primarily due to the accretion of unamortized debt discount related to the 0.625% Convertible Notes due 2033 (the "2033 Notes") resulting in a $0.3 million increase in the current period.
Interest expense increased by $1.1 million, or 6.7%, during the six months ended January 2, 2016 compared to the same period a year ago. The increase was primarily due to the accretion of unamortized debt discount related to the 0.625% the 2033 Notes resulting in a $0.7 million increase in the current period.
Provision for Income Taxes
We recorded an income tax benefit of $1.2 million and $0.4 million related to the income (loss) from continuing operations for the three and six months ended January 2, 2016, respectively. We recorded an income tax expense of $8.5 million and $14.3 million related to the loss from continuing operations for the three and six months ended December 27, 2014, respectively.
The income tax benefit related to the income (loss) from continuing operations recorded for the three and six months ended January 2, 2016 and December 27, 2014 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective year. In addition, for the three and six months ended January 2, 2016 our income tax provision includes a tax benefit of $8.8 million and $22.2 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax benefit related to the loss from continuing operations for the six months ended January 2, 2016 also includes a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense (benefit) related to the income (loss) from continuing operations recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to our income (loss) from continuing operations before taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
At the beginning of the second quarter of fiscal 2016, the Company prospectively adopted the authoritative guidance on balance sheet classification of deferred taxes, which requires deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet. The adoption resulted in a reclass of $3.1 million of current net deferred tax assets and $0.7 million of current net deferred tax liabilities to non-current deferred assets and liabilities netted on a jurisdiction by jurisdiction basis.
As of January 2, 2016 and June 27, 2015, our unrecognized tax benefits totaled $37.0 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.6 million accrued for the payment of interest and penalties at January 2, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Discontinued Operations
Our discontinued operations activities during the three and six months ended January 2, 2016 and December 27, 2014, related to the separation of the Lumentum business on August 1, 2015 and current period activities related to the 2013 sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations for the three and six months ended January 2, 2016 and December 27, 2014. Net (loss) income attributable to the Lumentum discontinued operations was $3.0 million and $(50.4) million during the three and six months ended January 2, 2016 and $12.6 million and $28.7 million during the three and six months ended December 27, 2014, respectively.
Holograms Disposition
During the six months ended January 2, 2016, the Company recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.

Operating Segment Information (in millions):

	Three Months Ended				Six Months Ended
	January 2, 2016	December 27, 2014	Change	Percentage Change	January 2, 2016	December 27, 2014	Change	Percentage Change
Network Enablement
Net revenue	$136.4	$129.0	$7.4	5.7%	$254.0	$250.5	$3.5	1.4%
Gross profit	90.6	84.6	6.0	7.1%	166.3	164.8	1.5	0.9%
Gross margin	66.4%	65.6%			65.5%	65.8%

Service Enablement
Net revenue	36.9	46.8	(9.9)	(21.2)%	84.8	97.3	(12.5)	(12.8)%
Gross profit	24.5	32.4	(7.9)	(24.4)%	57.9	67.4	(9.5)	(14.1)%
Gross margin	66.4%	69.2%			68.3%	69.3%

Network and Service Enablement
Net revenue	173.3	175.8	(2.5)	(1.4)%	338.8	347.8	(9.0)	(2.6)%
Operating income	8.0	2.0	6.0	300.0%	10.4	0.7	9.7	1,385.7%
Operating margin	4.6%	1.1%			3.1%	0.2%

OSP
Net revenue	$58.8	$50.6	$8.2	16.2%	$123.0	$93.9	$29.1	31.0%
Operating income	22.5	17.1	5.4	31.6%	48.8	31.4	17.4	55.4%
Operating margin	38.3%	33.8%			39.7%	33.4%
Network Enablement
During the three months ended January 2, 2016 NE gross margin increased 0.8 percentage points from 65.6% in the same period a year ago to 66.4% in the current period. The increase was primarily due to improved operating efficiencies in the supply chain in the current period.
During the six months ended January 2, 2016 NE gross margin decreased by 0.3 percentage points from 65.8% in the same period a year ago to 65.5% in the current period. The decrease was primarily due to an unfavorable product mix.
Service Enablement
During the three months ended January 2, 2016 SE gross margin decreased 2.8 percentage points from 69.2% in the same period a year ago to 66.4% in the current period. This was primarily driven by a decrease in revenue from our Assurance and Wireless offerings which are dependent upon customer acceptance of our solutions further challenged by the fixed nature of our support costs.
During the six months ended January 2, 2016 SE gross margin decreased 1.0 percentage points from 69.3% in the same period a year ago to 68.3% in the current period. This was primarily driven by a decrease in revenue from our Assurance and Wireless which are dependent upon customer acceptance of our solutions further challenged by the fixed nature of our support costs, partially offset by improved product mix.
Network and Service Enablement (“NSE”)
During the three months ended January 2, 2016 NSE operating margin increased 3.5 percentage points from 1.1% in the same period a year ago to 4.6% in the current period. During the six months ended January 2, 2016 NSE operating margin increased 2.9 percentage points from 0.2% in the same period a year ago to 3.1% in the current period. The increase in operating margin for both the three and six month periods was primarily due to a decrease in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in fiscal year 2015 and our ongoing cost reduction initiatives. This was partially offset by a decline in gross margin driven by an unfavorable product mix and lower net revenue.
Optical Security and Performance Products
OSP operating margin increased 4.5% during the three months ended January 2, 2016 from 33.8% in the same period a year ago to 38.3% in the current period. OSP operating margin increased 6.3% during the six months ended January 2, 2016 from 33.4%

in the same period a year ago to 39.7% in the current period. The increase in operating margin for both the three and six month periods was primarily due to a significant increase in net revenue, coupled with favorable product mix associated with the increase in Anti-Counterfeiting net revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at January 2, 2016 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of January 2, 2016, U.S. entities owned approximately 73.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of January 2, 2016, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended January 2, 2016, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Six Months Ended January 2, 2016
As of January 2, 2016 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $100.4 million to $926.0 million from $825.6 million as of June 27, 2015.
During the six months ended January 2, 2016 cash used in operating activities was $1.3 million, primarily resulting from $33.4 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in deferred tax and other tax liabilities balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $34.7 million. Cash used by operating activities was also impacted by our separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $18.4 million mainly due to separation related liabilities paid post spin-off, a decrease in accrued payroll and related expenses of $11.4 million due to the timing of salary and bonus payments, a decrease in accounts payable of $10.9 million driven by the timing of payments and an increase in inventories of $6.5 million and an increase in accounts receivable of $6.1 million primarily due to the timing of billings and delays in customer acceptance on certain projects. This was partially offset by an increase in deferred revenue of $11.8 million.
During the six months ended January 2, 2016 cash provided by investing activities was $134.4 million, primarily resulting from $325.6 million of proceeds from the sales and maturities of available-for-sale investments and other assets and a $14.7 million increase in restricted cash, partially offset by $185.6 million of purchases of available-for-sale investments and $19.4 million of cash used for capital expenditures.
During the six months ended January 2, 2016 cash used in financing activities was $141.4 million, primarily resulting from activities related to the Separation during the first quarter of fiscal 2016 and a $40.0 million share repurchase program entered into during the second quarter of fiscal 2016. In accordance with the Contribution Agreement, the Company made cash contributions of $136.7 million to Lumentum, which was partially offset by proceeds of $35.8 million from the sale of Lumentum Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) pursuant to a binding commitment under the Securities Purchase Agreement.

Six Months Ended December 27, 2014
During the six months ended December 27, 2014, cash provided by operating activities was $57.4 million, primarily resulting from $85.8 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation), partially offset by changes in operating assets and liabilities that used $28.4 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $23.7 million primarily due to collections timing, a decrease in accrued expenses and other liabilities of $10.9 million and a decrease in accrued payroll and related expenses of $8.5 million, partially offset by an increase in deferred taxes, net of $13.5 million.
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
Contractual Obligations
Following the separation of Lumentum, our contractual commitments were reduced by the amounts transferred to Lumentum as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. There were no other material changes to our existing contractual commitments during the second quarter of fiscal 2016, except for those occurring in the normal course of business.
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

Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of January 2, 2016, our pension plans were under funded by $87.4 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of January 2, 2016, the fair value of plan assets had decreased approximately 1.5% since June 27, 2015, our most recent fiscal year end.
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
The following table provides information about our foreign currency forward contracts outstanding as of January 2, 2016. The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD	7.2	$5.2
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	132.2	19.9
British Pound (contracts to buy GBP / sell USD)	GBP	10.4	15.4
Euro (contracts to buy EUR / sell USD)	EUR	84.4	92.7
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	38.6	27.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN	102.0	5.9
Australian Dollar (contracts to sell AUD / buy USD)	AUD	7.8	5.6
Brazilian Real (contracts to sell BRL / buy USD)	BRL	39.5	9.6
Japanese Yen (contracts to sell JPY / buy USD)	JPY	626.7	5.2
Indian Rupee (contracts to sell INR / buy USD)	INR	212.8	3.2
South Korean Won (contracts to buy KRW / sell USD)	KRW	6,200.0	5.3
Swiss Franc (contracts to buy CHF / sell USD)	CHF	2.7	2.7
Swedish Krona (contracts to buy SEK / sell USD)	SEK	20.2	2.4
Total USD notional amount of outstanding foreign exchange contracts			$200.5
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
Investments
We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency securities, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Other comprehensive (loss) income. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at January 2, 2016. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates.
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
A sensitivity analysis was performed on our investment in Lumentum to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of five percent and ten percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our investment. As of January 2, 2016 the fair value of our investment in Lumentum common stock was $257.5 million. As of January 2, 2016, a decline in Lumentum’s stock price of five percent and ten percent would have resulted in a $12.9 million and $25.7 million decline, respectively, in the total fair value of our investment.
Debt
The fair value of our 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of January 2, 2016, the fair value of the 2033 Notes was approximately $610.1 million. Refer to “Note 10. Debts and Letters of Credit” for more information.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended January 2, 2016 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 5, 2015 to October 31, 2015
November 1, 2015 to November 28, 2015	5,254,516.0	(1)		(1)	5,254,516.0	(1)		(1)
November 29, 2015 to January 2, 2016
	5,254,516.0		$—		5,254,516.0
(1) In May 2014, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions. In October 2015, the Board extended the previously authorized repurchase program to utilize the remaining unused dollar amount from the program of approximately $40 million. In November 2015, the Company entered into a $40.0 million accelerated share repurchase agreement (the “ASR”) with a financial institution that was completed during the third quarter of fiscal 2016. Upon making the upfront payment of $40.0 million, the Company received an initial delivery of 5.3 million shares from the financial institution during the second quarter of fiscal 2016. During the third quarter of fiscal 2016, the ASR was completed and a final delivery of 1.3 million shares was delivered based on the final settlement price of $6.05 per share.
Item 3. Defaults Upon Senior Securities
 None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Viavi Solutions Inc. 2015 Change of Control Benefits Plan	8-K	10.1	12/17/15
10.2	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/15
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2016	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)