Form 10-Q
period 2016-04-02
VIAVI SOLUTIONS INC.
filed 2016-05-10
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 2, 2016
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

As of April 30, 2016 the Registrant had 232,516,228 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Revenues:
Product revenue	$198.5	$186.6	$607.1	$574.1
Service revenue	21.9	25.8	75.1	80.0
Total net revenues	220.4	212.4	682.2	654.1
Cost of revenues:
Product cost of revenues	70.5	62.0	209.6	190.3
Service cost of revenues	14.5	14.4	46.0	48.5
Amortization of acquired technologies	4.1	9.0	13.0	26.3
Total cost of revenues	89.1	85.4	268.6	265.1
Gross profit	131.3	127.0	413.6	389.0
Operating expenses:
Research and development	40.0	42.1	126.0	127.9
Selling, general and administrative	80.6	95.5	261.3	285.2
Amortization of other intangibles	3.6	4.8	11.1	14.7
Restructuring and related charges	(0.1)	7.8	1.7	18.0
Total operating expenses	124.1	150.2	400.1	445.8
Income (loss) from operations	7.2	(23.2)	13.5	(56.8)
Interest and other income (expense), net	0.8	0.3	1.4	1.2
Gain on sale of investments	39.8	0.1	39.8	0.1
Interest expense	(9.1)	(8.2)	(26.7)	(24.7)
Income (loss) from continuing operations before taxes	38.7	(31.0)	28.0	(80.2)
Provision for income taxes	11.3	4.8	10.9	19.1
Income (loss) from continuing operations, net of taxes	$27.4	$(35.8)	$17.1	$(99.3)
Income (loss) from discontinued operations, net of taxes	5.0	22.6	(45.4)	51.3
Net income (loss)	$32.4	$(13.2)	$(28.3)	$(48.0)

Net income (loss) per share from - basic and diluted:
Continuing operations	$0.12	$(0.16)	$0.07	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss)	$0.14	$(0.06)	$(0.12)	$(0.21)

Shares used in per-share calculation - basic	232.0	233.2	234.4	232.1
Shares used in per-share calculation - diluted	234.6	233.2	237.4	232.1

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Net income (loss)	$32.4	$(13.2)	$(28.3)	$(48.0)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	3.4	(27.1)	(18.4)	(63.0)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	48.5	0.1	201.6	(0.4)
Less: reclassification adjustments included in Net income (loss)	(38.8)	—	(38.8)	—
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.2	0.1	0.5	0.4
Net change in Accumulated other comprehensive income (loss)	13.3	(26.9)	144.9	(63.0)
Comprehensive income (loss)	$45.7	$(40.1)	$116.6	$(111.0)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	April 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$437.1	$334.5
Short-term investments	555.8	464.9
Restricted cash	12.1	26.2
Accounts receivable, net (Note 6)	151.9	152.3
Inventories, net	52.5	53.8
Prepayments and other current assets	34.7	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,244.1	1,380.1
Property, plant and equipment, net	134.4	149.2
Goodwill	245.3	255.5
Intangibles, net	69.4	90.6
Deferred income taxes	113.0	117.3
Other non-current assets	18.6	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,824.8	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.9	$42.0
Accrued payroll and related expenses	46.2	52.6
Income taxes payable	14.5	3.1
Deferred revenue	87.9	80.6
Accrued expenses	27.3	23.7
Other current liabilities	17.7	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	233.5	375.5
Long-term debt	581.5	561.6
Other non-current liabilities	172.4	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at April 2, 2016 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 232 million shares at April 2, 2016 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,051.6	70,022.7
Accumulated deficit	(69,303.5)	(68,873.5)
Accumulated other comprehensive income (loss)	89.1	(48.0)
Total stockholders’ equity	837.4	1,101.4
Total liabilities and stockholders’ equity	$1,824.8	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 2, 2016	March 28, 2015
OPERATING ACTIVITIES:
Net loss	$(28.3)	$(48.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	29.8	60.3
Amortization of acquired technologies and other intangibles	24.7	47.0
Stock-based compensation	35.6	50.3
Amortization of debt issuance costs and accretion of debt discount	21.4	20.4
Amortization of discount and premium on investments, net	0.9	2.7
Gain on sale of investments	(39.8)	(0.1)
Other	1.3	4.6
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	22.6	(14.3)
Inventories	(2.2)	(6.7)
Other current and non-currents assets	3.7	(5.2)
Accounts payable	(8.4)	(17.6)
Income taxes payable	8.3	(15.6)
Deferred revenue, current and non-current	8.1	2.4
Deferred taxes, net	7.6	13.6
Accrued payroll and related expenses	(22.0)	(38.7)
Accrued expenses and other current and non-current liabilities	(28.3)	(20.6)
Net cash provided by operating activities	35.0	34.5

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(334.1)	(460.0)
Maturities of available-for-sale investments	330.1	450.2
Sales of available-for-sale investments	217.3	69.5
Changes in restricted cash	14.1	5.0
Capital expenditures	(26.6)	(68.7)
Proceeds from the sale of assets	5.0	5.2
Acquisition of a business	(0.9)	—
Net cash provided by investing activities	204.9	1.2

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(137.0)	—
Repurchase and retirement of common stock	(40.0)	(4.7)
Payment of financing obligations	(5.7)	(23.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	3.0	14.0
Net cash used in financing activities	(143.9)	(13.8)

Effect of exchange rates on cash and cash equivalents	(6.8)	(19.9)
Net increase in cash and cash equivalents	89.2	2.0
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$437.1	$299.2

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of April 2, 2016 and for the three and nine months ended April 2, 2016 and March 28, 2015 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2015.
The balance sheet as of June 27, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 2, 2016 and March 28, 2015 may not be indicative of results for the year ending July 2, 2016 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In March 2016, the FASB issued guidance that clarifies the steps required when assessing whether contingent call (put) options that can accelerate the payment of principal on debt instruments are clearly and closely related to the economic characteristics and risks of their debt instrument. The guidance is effective for the Company in the first quarter of fiscal 2018. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In February 2016, the FASB issued guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for the Company in the first quarter of fiscal 2020. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In January 2016, the FASB issued guidance that requires an entity to measure equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income, it requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes and requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset. It also eliminates the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
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
In April 2015, the FASB issued new authoritative guidance to provide a practical expedient that permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. Prospective application is required and early adoption is permitted. This guidance is effective for the Company in the first quarter of fiscal 2017 and may apply to the qualified and the non-qualified pension plans in certain countries. The Company does not expect the adoption of this standard will have a material effect on the consolidated financial statements.
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
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectibility, noncash consideration, presentation of sales tax, and other transition matters. The new guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact that this new accounting guidance will have on its consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million of total cash, of which $0.6 million remains to be contributed as of April 2, 2016. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s CCOP business and the Waveready product line. As a result of the Distribution, Lumentum is now an independent public company.
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
The Supply Agreement outlines that Viavi will supply test equipment to Lumentum and Lumentum will supply components related to the Company’s metro, fiber and optical product lines and development services related to smart transceivers. The most significant component of the Supply Agreement is $15 million related to the sale of certain optical test equipment to Lumentum during the 12 month period from the date of the agreement through July 31, 2016, of which the company recorded $4.4 million and $12.7 million of net revenue during the three and nine months ended April 2, 2016, respectively.
The Intellectual Property Matters Agreement outlines the intellectual property rights and technology transferred to Lumentum upon the Separation, as well as the intellectual property and technology both companies can license from each other. In addition it outlines non-compete restrictions between Viavi and Lumentum.
As the separation of the Lumentum business represents a strategic shift that has and will have a major effect on the Company’s operations and financial results, the results of operations and net assets of the Lumentum business are presented separately as discontinued operations for the three and nine months ended April 2, 2016 and March 28, 2015 and as of June 27, 2015, in accordance with the authoritative guidance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Separation, $7.8 million of accumulated other comprehensive loss, net of income taxes, related to foreign currency translation adjustments and the pension plan obligation was transferred to Lumentum on the Separation Date. Refer to “Note 5. Accumulated Other Comprehensive Income (Loss)” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes results from discontinued operations of the Lumentum business included in the condensed Consolidated Statement of Operations (in millions):

	Three Months Ended (1)	Nine Months Ended
	March 28, 2015	April 2, 2016	March 28, 2015
Net revenues	$198.3	$66.5	$627.3
Cost of revenues	139.1	49.8	426.5
Amortization of acquired technologies	1.9	0.6	5.7
Gross profit	57.3	16.1	195.1
Operating expenses:
Research and development	34.6	12.5	104.4
Selling, general and administrative	21.3	24.7	57.3
Restructuring charges	0.5	0.1	2.9
Total operating expenses	56.4	37.3	164.6
Income (loss) from operations	0.9	(21.2)	30.5
Interest and other income (expense), net	(0.5)	—	(0.8)
Income (loss) before income taxes	0.4	(21.2)	29.7
(Benefit from) provision for income taxes	(22.2)	24.4	(21.6)
Net income (loss) from discontinued operations	$22.6	$(45.6)	$51.3
(1)  Net income from discontinued operations for the three months ended April 2, 2016 of $5.0 million is comprised of costs to complete the separation offset by a benefit attributable to income taxes from discontinued operations of $6.1 million. No income or expense relating to the Lumentum business has been recorded after the separation from Viavi on August 1, 2015.
During the nine months ended April 2, 2016, the income tax provision for discontinued operations of $24.4 million, included approximately $7.6 million cash taxes that are due to federal and state authorities as a result of the Separation. In addition, approximately $17.1 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net (loss) income from discontinued operations also includes costs incurred by the Company to separate Lumentum such as transaction charges, advisory and consulting fees. Net income (loss) from discontinued operations for the three and nine months ended April 2, 2016 included $1.1 million and $16.5 million of costs to complete the separation, respectively. Net income (loss) from discontinued operations for the three and nine months ended March 28, 2015 included $5.2 million and $8.9 million of costs to complete the separation, respectively.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock based compensation expense and capital expenditures of the Lumentum business (in millions):

	Nine Months Ended
	April 2, 2016	March 28, 2015
Operating activities:
Depreciation expense	$3.7	$32.3
Amortization expense	0.6	6.0
Stock-based compensation expense	1.6	14.4
Investing activities:
Capital expenditures	$5.8	$34.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Numerator:
Income (loss) from continuing operations, net of taxes	$27.4	$(35.8)	$17.1	$(99.3)
Income (loss) from discontinued operations, net of taxes	5.0	22.6	(45.4)	51.3
Net income (loss)	$32.4	$(13.2)	$(28.3)	$(48.0)
Denominator:
Weighted-average number of common shares outstanding
Basic	232.0	233.2	234.4	232.1
Effect of dilutive securities from stock-based benefit plans	2.6	—	3.0	—
Diluted	234.6	233.2	237.4	232.1

Net income (loss) per share - basic and diluted:
Continuing operations	$0.12	$(0.16)	$0.07	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss) per share	$0.14	$(0.06)	$(0.12)	$(0.21)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016 (2)	March 28, 2015 (1)(2)	April 2, 2016 (2)	March 28, 2015 (1)(2)
Stock options and ESPP	1.2	3.7	1.0	3.8
Restricted Stock Units	3.0	10.4	2.3	10.6
Total potentially dilutive securities	4.2	14.1	3.3	14.4
(1)  As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended April 2, 2016 the changes in accumulated other comprehensive income (loss) by component net of tax were as follows (in millions):

	Unrealized (losses) on available-for sale investments (2)	Foreign currency translation adjustments	Defined benefit obligation, net of tax (3)	Total
Beginning balance as of June 27, 2015	$(3.2)	$(29.2)	$(15.6)	$(48.0)
Transferred to Lumentum (1)	—	(8.9)	1.1	(7.8)
Other comprehensive (loss) income before reclassification	201.6	(18.4)	—	183.2
Amounts reclassified from accumulated other comprehensive income (loss)	(38.8)	—	0.5	(38.3)
Net current-period other comprehensive (loss) income	162.8	(18.4)	0.5	144.9
Ending balance as of April 2, 2016	$159.6	$(56.5)	$(14.0)	$89.1

(1) Amount represents the transfer of accumulated other comprehensive balances to Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.

(2) Activity before reclassifications to the Consolidated Statements of Operations during the nine months ended April 2, 2016 primarily relates to a $205.3 million gross unrealized gain on the marketable equity securities of Lumentum held by Viavi, net of a $3.7 million income tax effect related to the intraperiod tax allocation rules. The amount reclassified out of accumulated other comprehensive income (loss) is primarily composed of a $39.7 million realized gain before tax during the three months ended April 2, 2016 from the sale of 2.5 million shares out of 11.7 million shares of the marketable equity securities of Lumentum held by Viavi upon Separation, net of a $1.0 million income tax effect related to the intraperiod tax allocation rules. The gain and the income tax effect are included in "Gain on sale of investments" and “Provision for income taxes,” respectively, in the Consolidated Statement of Operations for the three and nine months ended April 2, 2016.

(3) Amount represents the amortization of actuarial losses included as a component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the nine months ended April 2, 2016. There was no tax impact. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	June 27, 2015	Charged to Costs and Expenses	Adjustments (1)	April 2, 2016
Allowance for doubtful accounts	$2.4	$0.1	$(0.4)	$2.1
Allowance for sales returns	0.7	2.7	(1.7)	1.7
Total accounts receivable reserves	$3.1	$2.8	$(2.1)	$3.8
 (1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, net
The components of Inventories, net were as follows (in millions):

	April 2, 2016	June 27, 2015
Finished goods	$30.5	$31.5
Work in process	6.8	6.8
Raw materials	15.2	15.5
Inventories, net	$52.5	$53.8
Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	April 2, 2016	June 27, 2015
Prepayments	$12.5	$15.7
Other current assets	22.2	22.5
Prepayments and other current assets	$34.7	$38.2
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	April 2, 2016	June 27, 2015
Deferred compensation plan	$2.4	$3.0
Warranty	2.6	2.3
Value-added tax	2.8	1.7
Restructuring	7.0	19.1
Deferred income taxes	—	7.1
Other	2.9	10.3
Other current liabilities	$17.7	$43.5
Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	April 2, 2016	June 27, 2015
Pension and post-employment benefits	$83.5	$86.9
Financing obligation	29.0	29.1
Restructuring accrual	5.3	8.2
Long-term deferred revenue	24.2	23.6
Other	30.4	20.6
Other non-current liabilities	$172.4	$168.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments and Fair Value Measurements
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale securities. As of April 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$60.2	$—	$—	$60.2
U.S. agencies	29.1	—	—	29.1
Municipal bonds and sovereign debt instruments	2.3	—	—	2.3
Asset-backed securities	46.3	0.1	(0.4)	46.0
Corporate securities	206.8	0.1	(0.1)	206.8
Total debt securities	344.7	0.2	(0.5)	344.4
Marketable equity securities	78.8	165.5	—	244.3
Total available-for-sale securities	$423.5	$165.7	$(0.5)	$588.7
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of April 2, 2016, of the total fair value, $34.7 million was classified as cash equivalents, $309.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
Marketable equity securities consist of the Company’s ownership of Lumentum common stock retained in connection with the Separation. Refer to “Note 3. Discontinued Operations” for more information. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of April 2, 2016 at $244.3 million. The Company sold 2.5 million shares during the third quarter of fiscal 2016 and recognized a realized gain before tax of $39.7 million, net of a $1.0 million income tax effect related to the intraperiod tax allocation rules, reflected in "Gain on sale of investments" in the Consolidated Statements of Operations.
 In addition to the amounts presented above, as of April 2, 2016, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.4 million, of which $0.4 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $1.3 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.
During the three and nine months ended April 2, 2016 and March 28, 2015, the Company recorded no other-than-temporary impairment charges in each respective period.
As of April 2, 2016, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$251.6	$251.6
Amounts maturing in 1 - 5 years	91.4	91.4
Amounts maturing in more than 5 years	1.7	1.4
Total debt available-for-sale securities	$344.7	$344.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of June 27, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$51.9	$—	$—	$51.9
U.S. agencies	96.0	—	—	96.0
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	70.6	—	(0.2)	70.4
Corporate securities	274.1	0.1	(0.1)	274.1
Total debt available-for-sale securities	$496.6	$0.1	$(0.3)	$496.4
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
Fair Value Measurements
Assets measured at fair value as of April 2, 2016 are summarized below (in millions):

	Fair value measurement as of
	April 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$60.2	$60.2	$—
U.S. agencies	29.1	—	29.1
Municipal bonds and sovereign debt instruments	2.3	—	2.3
Asset-backed securities	46.0	—	46.0
Corporate securities	206.8	—	206.8
Total debt available-for-sale securities	344.4	60.2	284.2
Marketable equity securities	244.3	244.3	—
Money market funds	273.7	273.7	—
Trading securities	2.4	2.4	—
Total assets (1)	$864.8	$580.6	$284.2
(1) $293.5 million in cash and cash equivalents, $555.8 million in short-term investments, $11.1 million in restricted cash, and $4.4 million in other non-current assets on the Company’s Consolidated Balance Sheets.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of June 27, 2015 and during the three and nine months ended April 2, 2016 and March 28, 2015, the Company did not hold any Level 3 investment securities.

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
The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts as of both April 2, 2016 and June 27, 2015 is not material. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2015	$154.5	$92.7	$8.3	$255.5
Currency translation and other adjustments	(2.7)	(1.5)	—	(4.2)
Goodwill allocation - WaveReady (1)	(6.0)	—	—	(6.0)
Balance as of April 2, 2016	$145.8	$91.2	$8.3	$245.3
(1) Amount represents a release of the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line, which is now a part of Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.
The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2015, the Company completed the annual impairment test of goodwill with no goodwill impairments. There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended months ended April 2, 2016.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of April 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$421.9	$(385.1)	$36.8
Customer relationships	175.4	(144.0)	31.4
Other	19.3	(18.9)	0.4
Total intangibles subject to amortization	616.6	(548.0)	68.6
In-process research and development assets	0.8	—	0.8
Total intangibles	$617.4	$(548.0)	$69.4

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$418.9	$(373.6)	$45.3
Customer relationships	178.7	(135.8)	42.9
Other	19.5	(18.9)	0.6
Total intangibles subject to amortization	617.1	(528.3)	88.8
In-process research and development assets	1.8	—	1.8
Total intangibles	$618.9	$(528.3)	$90.6
During the first quarter of fiscal 2016, the Company completed its in-process research and development (“IPR&D”) project related to the fiscal 2014 acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets with a useful life of thirty-six months.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Amortization of acquired developed technologies	$4.1	$9.0	$13.0	$26.3
Amortization of other intangibles	3.6	4.8	11.1	14.7
Total amortization of intangible assets	$7.7	$13.8	$24.1	$41.0
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of April 2, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2016	$7.6
2017	29.2
2018	20.8
2019	9.3
2020	1.3
Thereafter	0.4
Total amortization	$68.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 10. Debts and Letters of Credit
As of April 2, 2016 and June 27, 2015, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	April 2, 2016	June 27, 2015
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(68.5)	(88.4)
Carrying amount of liability component	$581.5	$561.6

Carrying amount of equity component (1)	$134.4	$134.4

(1)	Included in Accumulated paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants and held no short term debt as of April 2, 2016 and June 27, 2015.
0.625% Senior Convertible Notes (“2033 Notes”)
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
Following the separation of the Lumentum business on August 1, 2015, the conversion price per share was adjusted pursuant to the terms of the 2033 Notes relating to the occurrence of the Separation. Effective as of the end of the business day on August 17, 2015, the initial conversion price per share was adjusted to $11.28 per share of the Company’s common stock traded on NASDAQ under the ticker symbol “VIAV.”
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of April 2, 2016, the expected remaining term of the 2033 Notes is 2.4 years.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of April 2, 2016, the unamortized portion of the debt issuance costs related to the 2033 Notes was $5.6 million, which was included in Other non-current assets on the Consolidated Balance Sheets.
Based on quoted market prices as of April 2, 2016 and June 27, 2015, the fair value of the 2033 Notes was approximately $636.9 million and $644.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Effective interest rate	5.4%	5.4%	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0	$3.0	$3.0
Accretion of debt discount	6.7	6.3	19.9	18.8
Outstanding Letters of Credit
As of April 2, 2016, the Company had 12 standby letters of credit totaling $14.9 million.
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of April 2, 2016 and June 27, 2015, the Company’s total restructuring accrual was $12.3 million and $27.2 million. During the three and nine months ended April 2, 2016 the Company recorded restructuring and related (benefits) charges of $(0.1) million and $1.7 million, respectively. During the three and nine months ended March 28, 2015 the Company recorded restructuring and related charges of $7.8 million and $18.0 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended April 2, 2016 were as follows (in millions):

	Balance June 27, 2015	Nine Months Ended April 2, 2016 Charges	Cash Settlements		Non-cash Settlements and Other Adjustments	Balance April 2, 2016	Three Months Ended April 2, 2016 Charges
Fiscal 2016 Plan
NE and SE Agile Restructuring Plan (Workforce Reduction)	$—	$3.0	$(1.1)		$—	$1.9	$—
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (Workforce Reduction)	14.9	(0.6)	(11.7)		(0.2)	2.4	(0.1)
Fiscal 2014 Plans
NE Realignment Plan (Workforce Reduction)	0.6	(0.1)	(0.5)		—	—	—
Shared Services Restructuring Plan (Workforce Reduction)	0.7	—	(0.7)		—	—	—
NE Product Strategy Restructuring Plan (Workforce Reduction)	2.3	—	(0.5)	—	—	1.8	—
NE Lease Restructuring Plan	5.2	0.2	(1.0)		—	4.4	—
Central Finance and IT Restructuring Plan (Workforce Reduction)	1.1	(0.7)	(0.1)		—	0.3	—
Plans Prior to Fiscal 2014	2.4	(0.1)	(0.8)		—	1.5	—
Total	$27.2	$1.7	$(16.4)		$(0.2)	$12.3	$(0.1)
As of April 2, 2016 and June 27, 2015, $5.3 million and $8.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2016 Plans
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Viavi’s ongoing commitment for an agile and more efficient operating structure. As a result, a restructuring charge of $3.0 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2017.
Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the separation. As a result, approximately 330 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
Fiscal 2014 Plans
NE Realignment Plan
During the fourth quarter of fiscal 2014, Management approved a NE plan to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, approximately 100 employees in manufacturing, R&D and SG&A functions located in North America, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the second quarter of fiscal 2016.
Shared Services Restructuring Plan
During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in its shared services functions in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, approximately 40 employees primarily in the general and administrative functions located in the United States, Asia and Europe were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the fourth quarter of fiscal 2016.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of April 2, 2016 was $4.4 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
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
Plans Prior to Fiscal 2014
As of April 2, 2016, the restructuring accrual for plans that commenced prior to fiscal year 2014 was $1.5 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded an income tax expense of $11.3 million and $10.9 million related to the income from continuing operations for the three and nine months ended months ended April 2, 2016, respectively. The Company recorded an income tax expense of $4.8 million and $19.1 million related to the loss from continuing operations for the three and nine months ended March 28, 2015, respectively.
The income tax expense related to the income (loss) from continuing operations recorded for the three and nine months ended April 2, 2016 and March 28, 2015 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. In addition, for the three and nine months ended April 2, 2016 the Company’s income tax provision includes a tax expense of $7.6 million and a tax benefit of $14.6 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax expense related to the income from continuing operations for the nine months ended April 2, 2016 also includes a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to the income (loss) from continuing operations recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to the Company’s income (loss) from continuing operations before taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the separation.
At the beginning of the second quarter of fiscal 2016, the Company prospectively adopted the authoritative guidance on balance sheet classification of deferred taxes, which requires deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet.
As of April 2, 2016 and June 27, 2015, the Company’s unrecognized tax benefits totaled $37.0 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.7 million accrued for the payment of interest and penalties at April 2, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
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
In November 2015, the Company entered into a $40.0 million accelerated share repurchase agreement (the “ASR”) with a financial institution that was completed during the third quarter of fiscal 2016. Upon making the upfront payment of $40.0 million, the Company received an initial delivery of 5.3 million shares from the financial institution during the second quarter of fiscal 2016, which were retired and recorded as a $32.0 million reduction to stockholder’s equity on the Consolidated Balance Sheet. During the third quarter of fiscal 2016 the ASR was completed and an additional 1.3 million shares were delivered from the financial institution, based on the final settlement price of $6.05 per share, which were retired and recorded as an $8.0 million reduction to stockholder’s equity on the Consolidated Balance Sheet. The Company reflects the repurchase of common stock under the ASR in the period the shares are delivered for the purposes of calculating earnings per share. All common shares repurchased under this program have been canceled and retired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 2, 2016 and March 28, 2015 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Cost of sales	$1.1	$1.1	$3.7	$3.1
Research and development	2.0	2.0	6.7	5.9
Selling, general and administrative	6.0	11.7	23.6	26.8
Stock-based compensation	$9.1	$14.8	$34.0	$35.8
Approximately $0.9 million of stock-based compensation was capitalized to inventory at April 2, 2016.
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
During the nine months ended April 2, 2016 and March 28, 2015, the Company granted 6.1 million and 5.6 million RSUs, of which 0.6 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted through the third quarter of fiscal 2016 and fiscal 2015 was estimated to be $3.7 million and $9.4 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 5.5 million and 4.9 million granted during the nine months ended April 2, 2016 and March 28, 2015, respectively, are time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years. The grant amounts and grant-date fair values during the nine months ended March 28, 2015 represent the Company’s historical grant information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation.
As of April 2, 2016, $46.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During the nine months ended April 2, 2016 and March 28, 2015, the Company paid $9.8 million and $17.2 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, of which $9.2 million was expensed during the nine months ended April 2, 2016. The remaining $4.4 million will be amortized over the remaining requisite service period from Separation Date to the end of the vesting term.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions
The Company estimates the fair value of the new MSUs granted using a Monte Carlo simulation based on the assumptions described below for the following periods:

	Nine Months Ended
	April 2, 2016	March 28, 2015
Volatility of common stock	33.6%	40.8%
Average volatility of peer companies	52.8%	53.4%
Average correlation coefficient of peer companies	0.1047	0.2156
Risk-free interest rate	0.8%	0.6%
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
As of April 2, 2016 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended April 2, 2016, the Company contributed $0.7 million to the U.K. plan. The funded plans assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Service cost	$0.1	$0.1	$0.3	$0.2
Interest cost	0.7	0.8	2.2	2.8
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)
Recognized net actuarial losses	0.2	0.1	0.5	0.3
Net periodic benefit cost	$0.6	$0.6	$1.8	$2.1
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $6.0 million related to its defined benefit pension plans during fiscal 2016 to make current benefit payments and fund future obligations. As of April 2, 2016, approximately $3.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2015.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheet as of April 2, 2016 and June 27, 2015.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2016 and fiscal 2015 (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2016	March 28, 2015	April 2, 2016	March 28, 2015
Balance as of beginning of period	$4.3	$3.5	$3.7	$3.6
Provision for warranty	0.8	1.0	2.5	2.9
Utilization of reserve	(0.8)	(0.9)	(2.3)	(3.0)
Adjustments related to pre-existing warranties (including changes in estimates)	0.2	—	0.6	0.1
Balance as of end of period	$4.5	$3.6	$4.5	$3.6
Note 17. Operating Segments
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Oleg Khaykin, is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments is as follows (in millions):

	Three Months Ended April 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$123.1	$35.2	$158.3	$62.1	$220.4	$—	$220.4

Gross profit	80.7	19.8	100.5	35.9	136.4	(5.1)	131.3
Gross margin	65.6%	56.3%	63.5%	57.8%	61.9%		59.6%

Operating (loss) income			(0.1)	26.3	26.2	(19.0)	7.2
Operating margin			(0.1)%	42.4%	11.9%		3.3%

	Three Months Ended March 28, 2015
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$124.1	$39.9	$164.0	$48.4	$212.4	$—	$212.4

Gross profit	83.2	28.2	111.4	26.3	137.7	(10.7)	127.0
Gross margin	67.0%	70.7%	67.9%	54.3%	64.8%		59.8%

Operating income (loss)			1.7	17.3	19.0	(42.2)	(23.2)
Operating margin			1.0%	35.7%	8.9%		(10.9)%

	Three Months Ended
	April 2, 2016	March 28, 2015
Corporate reconciling items impacting gross profit:
Total segment gross profit	$136.4	$137.7
Stock-based compensation	(1.1)	(1.1)
Amortization of intangibles	(4.1)	(9.0)
Other charges related to non-recurring activities	0.1	(0.6)
GAAP gross profit	$131.3	$127.0

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$26.2	$19.0
Stock-based compensation	(9.1)	(14.8)
Amortization of intangibles	(7.7)	(13.8)
Other charges related to non-recurring activities (1)	(2.3)	(5.8)
Restructuring and related charges	0.1	(7.8)
GAAP operating income (loss) from continuing operations	$7.2	$(23.2)

(1) During the three months ended April 2, 2016 and March 28, 2015, other charges related to non-recurring activities primarily consisted of Viavi-specific incremental charges for professional fees and additional personnel costs to complete the separation as well as transformational initiatives such as the implementation of simplified automated processes, site consolidations, reorganizations, and the insourcing or outsourcing of activities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended April 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$377.1	$120.0	$497.1	$185.1	$682.2	$—	$682.2

Gross profit	247.0	77.7	324.7	105.7	430.4	(16.8)	413.6
Gross margin	65.5%	64.8%	65.3%	57.1%	63.1%		60.6%

Operating (loss) income			10.3	75.1	85.4	(71.9)	13.5
Operating margin			2.1%	40.6%	12.5%		2.0%

	Nine Months Ended March 28, 2015
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Corporate Reconciling Items	Consolidated GAAP Measures
Net revenue	$374.6	$137.2	$511.8	$142.3	$654.1	$—	$654.1

Gross profit	248.0	95.6	343.6	76.1	419.7	(30.7)	389.0
Gross margin	66.2%	69.7%	67.1%	53.5%	64.2%		59.5%

Operating income (loss)			2.4	48.7	51.1	(107.9)	(56.8)
Operating margin			0.5%	34.2%	7.8%		(8.7)%

	Nine Months Ended
	April 2, 2016	March 28, 2015
Corporate reconciling items impacting gross profit:
Total segment gross profit	$430.4	$419.7
Stock-based compensation	(3.7)	(3.1)
Amortization of intangibles	(13.0)	(26.3)
Other charges related to non-recurring activities	(0.1)	(1.3)
GAAP gross profit	$413.6	$389.0

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$85.4	$51.1
Stock-based compensation	(34.0)	(35.8)
Amortization of intangibles	(24.1)	(41.0)
Other charges related to non-recurring activities (1)	(12.1)	(13.1)
Restructuring and related charges	(1.7)	(18.0)
GAAP operating income (loss) from continuing operations	$13.5	$(56.8)

(1) During the nine months ended April 2, 2016 and March 28, 2015, other charges related to non-recurring activities primarily consisted Viavi-specific incremental charges for professional fees and additional personnel costs to complete the separation as well as transformational initiatives such as the implementation of simplified automated processes, site consolidations, reorganizations, and the insourcing or outsourcing of activities. Additionally, the nine months ended April 2, 2016 included $3.5 million of non-recurring incremental severance and related costs upon the exit of a key executive.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events
In May 2016, Management approved a restructuring plan primarily related to the consolidation of NSE’s R&D function in China, including the planned closure of the Company’s Beijing R&D center. This restructuring plan is part of the Company’s ongoing commitment to create an agile and cost efficient organization. The Company anticipates that restructuring charges in the range of $5.0 million to $7.0 million will mostly be incurred in the fourth quarter of fiscal 2016, primarily consisting of employee related termination benefits.

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
On August 1, 2015, we completed the distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to our stockholders (the “Separation”). We were renamed Viavi and, at the time of the distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Following the Separation in the first quarter of fiscal 2016, the Company made changes to its segment measures to reflect how the CODM manages the business post-separation as described in “Note 17. Operating Segments.” These changes include (a) the evaluation of NE and SE segment performance based on gross margin and the evaluation of the Network and Service Enablement business (“NSE”) as a whole on operating margin, (b) the movement of the Video Assurance product line out of the NE segment and into the SE segment, and (c) the allocation of previously unallocated corporate-level costs associated with the shared-services function to our segment’s results. In addition, the historical results of operations and net assets have been recast to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” The results of the CCOP segment and the WaveReady product line within the NE segment have been excluded from the accompanying discussion and analysis within our results of operations. Segment information for all periods presented has been revised to be comparable with the above changes in the Company’s segment reporting measures.
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
NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International,

América Móvil, S.A.B. de C.V., AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Lumentum Holdings Inc., Time Warner Inc., Verizon Communications Inc. and Vodafone Group Plc.
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
OSP serves customers such as Excelitas Technologies Corporation, FLIR Systems, Kingston Digital, Lockheed Martin and SICPA.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the nine months ended April 2, 2016 contains an extra week of activity compared to the nine months ended March 28, 2015.
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 2, 2016	March 28, 2015	Change	Percent Change	April 2, 2016	March 28, 2015	Change	Percent Change
Segment net revenue:
NE	$123.1	$124.1	$(1.0)	(0.8)%	$377.1	$374.6	$2.5	0.7%
SE	35.2	39.9	(4.7)	(11.8)%	120.0	137.2	(17.2)	(12.5)%
OSP	62.1	48.4	13.7	28.3%	185.1	142.3	42.8	30.1%
Total net revenue	$220.4	$212.4	$8.0	3.8%	$682.2	$654.1	$28.1	4.3%

Amortization of acquired technologies	$4.1	$9.0	$(4.9)	(54.4)%	$13.0	$26.3	$(13.3)	(50.6)%
Percentage of net revenue	1.9%	4.2%			1.9%	4.0%

Gross profit	$131.3	$127.0	$4.3	3.4%	$413.6	$389.0	$24.6	6.3%
Gross margin	59.6%	59.8%			60.6%	59.5%

Research and development	$40.0	$42.1	$(2.1)	(5.0)%	$126.0	$127.9	$(1.9)	(1.5)%
Percentage of net revenue	18.1%	19.8%			18.5%	19.6%

Selling, general and administrative	$80.6	$95.5	$(14.9)	(15.6)%	$261.3	$285.2	$(23.9)	(8.4)%
Percentage of net revenue	36.6%	45.0%			38.3%	43.6%

Amortization of other intangibles	$3.6	$4.8	$(1.2)	(25.0)%	$11.1	$14.7	$(3.6)	(24.5)%
Percentage of net revenue	1.6%	2.3%			1.6%	2.2%

Restructuring and related charges	$(0.1)	$7.8	$(7.9)	(101.3)%	$1.7	$18.0	$(16.3)	(90.6)%
Percentage of net revenue	—%	3.7%			0.2%	2.8%

Gain on sale of investments	$39.8	$0.1	$39.7	39,700.0%	$39.8	$0.1	$39.7	39,700.0%
Percentage of net revenue	18.1%	—%			5.8%	—%
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
Three months ended April 2, 2016 and March 28, 2015
Net revenue increased by $8.0 million, or 3.8%, during three months ended April 2, 2016 compared to the same period a year ago. This increase was primarily due to an increase in our OSP segment, partially offset by decreases in our SE and NE segments as discussed below.
Product revenues increased $11.9 million, or 6.4%, during the three months ended April 2, 2016 compared to the same period a year ago, primarily due to higher demand for our Anti-Counterfeiting product line in our OSP segment driven by increased bank-note volume. Service revenues decreased $3.9 million, or 15.1%, during the three months ended April 2, 2016 compared to the same period a year ago primarily due to a decline in support contract renewals for our more mature assurance portfolio solutions in our SE segment.

NE net revenue decreased by $1.0 million, or 0.8%, during the three months ended April 2, 2016 compared to the same period a year ago. This decrease was driven by $7.1 million of net revenue decreases in our Wireline and Wireless offerings primarily as the prior period reflected Wireline net revenue from a significant ramp for a one-time project from a key customer. This was partially offset by net revenue increases of $6.1 million from our Lab offerings primarily due to strength in our fiber lab and field test instruments driven by “Fiber-to-the-Home” and “fiber for wireless backhaul” deployments in North America and 100G deployments globally, as well as higher demand for storage network test and optical transport products.
SE net revenue decreased by $4.7 million, or 11.8%, during the three months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily driven by $5.9 million of net revenue decreases from our Assurance and Wireless Solutions offerings primarily driven by a decline in our more mature Assurance solutions. This was partially offset by $1.2 million of net revenue increases from our Enterprise offerings.
OSP net revenue increased by $13.7 million, or 28.3%, during the three months ended April 2, 2016 compared to the same period a year ago. This increase was driven by net revenue increases from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from higher bank-note volume in the current period, coupled with net revenue growth in our Consumer and Industrial and Government product lines.
Nine Months Ended April 2, 2016 and March 28, 2015
Net revenue increased by $28.1 million, or 4.3%, during nine months ended April 2, 2016 compared to the same period a year ago. This increase was primarily due to increases in our OSP and NE segments, partially offset by a decrease in our SE segment as discussed below.
Product revenues increased $33.0 million, or 5.7%, during the nine months ended April 2, 2016 compared to the same period a year ago primarily due to higher demand for our Anti-Counterfeiting product line in our OSP segment driven by increased bank- note volume and an increase in revenue from our Lab offerings in our NE segment. Service revenues decreased $4.9 million, or 6.1%, during the nine months ended April 2, 2016 compared to the same period a year ago primarily due to a decline in revenue from our repair services for our NE segment.
NE net revenue increased by $2.5 million, or 0.7%, during the nine months ended April 2, 2016 compared to the same period a year ago. This increase was driven by $19.5 million of net revenue increases from our Lab offerings primarily due to strength in our fiber lab and field test instruments driven by “Fiber-to-the-Home” and “fiber for wireless backhaul” deployments in North America and 100G deployments globally as well as higher demand for our optical transport products. This was partially offset by $17.0 million of net revenue decreases from our Wireline and Wireless offerings primarily as the prior period reflected Wireline net revenue from a significant ramp for a one-time project from a key customer, coupled with lower repair services revenue in the current period.
SE net revenue decreased by $17.2 million, or 12.5%, during the nine months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily driven by $20.7 million of net revenue decreases from our Assurance and Wireless Solutions offerings primarily driven by a decline in our more mature Assurance solutions. This was partially offset by $3.5 million of net revenue increases from our Enterprise offerings.
OSP net revenue increased by $42.8 million, or 30.1%, during the nine months ended April 2, 2016 compared to the same period a year ago. This increase was driven by net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from higher bank-note volume in the current period, coupled with net revenue growth in our Consumer and Industrial and Government product lines.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. Recently, the strengthening of the U.S. dollar relative to certain foreign currencies, namely the Euro, Brazilian Real and Canadian Dollar, negatively impacted reported revenue and reduced our reported expenses. Additionally, we have seen recent demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; and (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections. Additionally, we expect to continue to see a decline net revenue from our more mature Assurance products within our SE segment.

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

	Three Months Ended				Nine Months Ended
	April 2, 2016		March 28, 2015		April 2, 2016		March 28, 2015
Net revenue:
Americas	$111.8	50.7%	$121.5	57.2%	$352.4	51.7%	$360.3	55.1%
Asia-Pacific	41.2	18.7%	31.7	14.9%	129.2	18.9%	105.2	16.1%
EMEA	67.4	30.6%	59.2	27.9%	200.6	29.4%	188.6	28.8%
Total	$220.4	100.0%	$212.4	100.0%	$682.2	100.0%	$654.1	100.0%
Net revenue from customers in the Americas during the three months ended April 2, 2016 and March 28, 2015 included net revenue from the United States of $96.4 million and $108.7 million, respectively. Net revenue from customers in the Americas during the nine months ended April 2, 2016 and March 28, 2015 included net revenue from the United States of $303.5 million and $305.1 million, respectively.
Net revenue from customers outside the Americas during the three months ended April 2, 2016 and March 28, 2015 represented 49.3% and 42.8% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended April 2, 2016 and March 28, 2015 represented 48.3% and 44.9% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.2 percentage points during the three months ended April 2, 2016 from 59.8% in the same period a year ago to 59.6% in the current period. This decrease was primarily due to gross margin erosion in our SE segment, which decreased 14.4 percentage points compared to the same period a year ago, on lower product and service revenue and unfavorable product mix from the continued run-off of our more mature, but high margin, Assurance solutions coupled with gross margin dilution driven by the timing in which initial acceptances of solutions were received from customers near the end of the current period. This was partially offset by a $4.9 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015 and improvement in gross margin within our OSP segment from a favorable product mix from higher anti-counterfeiting revenue in the current period.
Gross margin increased by 1.1 percentage points during the nine months ended April 2, 2016 from 59.5% in the same period a year ago to 60.6% in the current period. This increase was primarily due to a $13.3 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015 and improvement in gross margin within our OSP segment from a favorable product mix from higher anti-counterfeiting revenue in the current period. This was partially offset by lower gross margin in our SE segment and a change in overall segment mix as our OSP segment, whose products generally carry a lower gross margin than our NE and SE products, represented a higher percentage of our total net revenue in the current period.
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
Research and Development
R&D expense decreased by $2.1 million, or 5.0%, during the three months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation. As a percentage of net revenue R&D decreased by 1.7 percentage points during the three months ended April 2, 2016 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
R&D expense decreased by $1.9 million, or 1.5%, during the nine months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily due to a $1.9 million in-process research and development (“IPR&D”) impairment charge in the prior year related to a fiscal 2014 acquisition, coupled with $1.5 million in net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation. This was partially offset by incremental stock-based compensation of $0.8 million due to modification of equity awards in connection with the Separation and various other smaller incremental R&D expenses in the current period. As a percentage of net revenue R&D decreased by 1.1 percentage points during the nine months ended April 2, 2016 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $14.9 million, or 15.6%, during the three months ended April 2, 2016 compared to the same period a year ago. This decrease was primarily due to (a) a $5.7 million net reduction in stock-based compensation primarily due to the impact of Separation related activities on equity awards, (b) a $5.1 million reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts and (c) a $2.7 million reduction in costs related to Viavi-specific activities to complete the Separation. As a percentage of net revenue SG&A decreased 8.4 percentage points during the three months ended April 2, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
SG&A expense decreased by $23.9 million, or 8.4%, during the nine months ended April 2, 2016 compared to the same period a year ago. The decrease was primarily due to a $19.7 million reduction in labor, benefits and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts coupled with a $3.2 million net reduction in stock-based compensation primarily due to the impact of the Separation related activities on equity awards. As a percentage of net revenue SG&A decreased 5.3 percentage points during the nine months ended April 2, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $17 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. Refer to “Note 11. Restructuring and Related Charges” for more information.
During the three and nine months ended April 2, 2016, we incurred restructuring and related (benefits) charges of $(0.1) million and $1.7 million, respectively due to new and previously announced restructuring plans. During the three and nine months ended March  28, 2015, we incurred restructuring and related charges of $7.8 million and $18.0 million, respectively.
During the third quarter of fiscal 2016, we incurred restructuring and related benefits of $0.1 million. There were no new restructuring plans or significant additions to already existing plans during the third quarter of fiscal 2016. The benefits primarily relate to a reduction in the number of employees impacted by previously announced restructuring plans.
During the third quarter of fiscal 2015, we incurred restructuring and related charges of $7.8 million. These charges are primarily the result of the following:

•
In connection with the Company’s plan to split into two separate companies, in the second quarter of fiscal 2015, management approved a plan to eliminate certain positions in its Shared Service function. During the third quarter of fiscal 2015, management approved additional headcount under this plan, adding another 80 employees. As a result, a restructuring charge of $6.9 million was recorded for severance and employee benefits in the third quarter of fiscal 2015, primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia. Payments

related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2016.
During the nine months ended April 2, 2016 we recorded $1.7 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•
We incurred a restructuring charge of $3.0 million primarily for severance and benefits for the NE and SE Agile Restructuring Plan announced in the second quarter of fiscal 2016. This charge was offset by a $1.3 million benefit primarily related to a reduction in the number of employees impacted by previously announced restructuring plans.

During the nine months ended March 28, 2015, we recorded $18.0 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•	We incurred a restructuring charge of $16.1 million primarily for severance and benefits for the Separation related Restructuring Plan announced in the second and third quarters of fiscal 2015.
Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $3.1 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Provision for Income Taxes
We recorded an income tax expense of $11.3 million and $10.9 million related to the income from continuing operations for the three and nine months ended April 2, 2016, respectively. We recorded an income tax expense of $4.8 million and $19.1 million related to the loss from continuing operations for the three and nine months ended March 28, 2015, respectively.
The income tax expense related to the income (loss) from continuing operations recorded for the three and nine months ended April 2, 2016 and March 28, 2015 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective year. In addition, for the three and nine months ended April 2, 2016 our income tax provision includes a tax expense of $7.6 million and a tax benefit of $14.6 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax expense related to the income from continuing operations for the nine months ended April 2, 2016 also includes a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to the income (loss) from continuing operations recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to our income (loss) from continuing operations before taxes primarily due to the increases in valuation allowance for deferred tax assets attributable to our domestic and foreign losses from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
At the beginning of the second quarter of fiscal 2016, we prospectively adopted the authoritative guidance on balance sheet classification of deferred taxes, which requires deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the balance sheet.
As of April 2, 2016 and June 27, 2015, our unrecognized tax benefits totaled $37.0 million and $37.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.7 million accrued for the payment of interest and penalties at April 2, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Gain on Sale of Investments
During the three months ended April 2, 2016, we sold 2.5 million shares of the 11.7 million shares of Lumentum common stock which was retained as part of the Separation and reclassified out of Accumulated other comprehensive income (loss) a $39.7 million realized gain, net of a $1.0 million income tax effect related to the intraperiod tax allocation rules. The gain and the income tax effect are included in “Gain on sale of investments” and “Provision for income taxes,” respectively, in the Consolidated Statement of Operations for the three and nine months ended April 2, 2016.
Discontinued Operations
Our discontinued operations activities during the three and nine months ended April 2, 2016 and March 28, 2015, related to the Separation on August 1, 2015 and current period activities related to the 2013 sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations for the three and nine months ended April 2, 2016 and March 28, 2015. Net income (loss) attributable to the Lumentum discontinued operations was $5.0 million and $(45.4) million during the three and nine months ended April 2, 2016 and $22.6 million and $51.3 million during the three and nine months ended March 28, 2015, respectively.
Hologram Business Disposition
During the nine months ended April 2, 2016, we recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.
Operating Segment Information (in millions):

	Three Months Ended				Nine Months Ended
	April 2, 2016	March 28, 2015	Change	Percentage Change	April 2, 2016	March 28, 2015	Change	Percentage Change
Network Enablement
Net revenue	$123.1	$124.1	$(1.0)	(0.8)%	$377.1	$374.6	$2.5	0.7%
Gross profit	80.7	83.2	(2.5)	(3.0)%	247.0	248.0	(1.0)	(0.4)%
Gross margin	65.6%	67.0%			65.5%	66.2%

Service Enablement
Net revenue	35.2	39.9	(4.7)	(11.8)%	120.0	137.2	(17.2)	(12.5)%
Gross profit	19.8	28.2	(8.4)	(29.8)%	77.7	95.6	(17.9)	(18.7)%
Gross margin	56.3%	70.7%			64.8%	69.7%

Network and Service Enablement
Net revenue	158.3	164.0	(5.7)	(3.5)%	497.1	511.8	(14.7)	(2.9)%
Operating income	(0.1)	1.7	(1.8)	(105.9)%	10.3	2.4	7.9	329.2%
Operating margin	(0.1)%	1.0%			2.1%	0.5%

OSP
Net revenue	$62.1	$48.4	$13.7	28.3%	$185.1	$142.3	$42.8	30.1%
Operating income	26.3	17.3	9.0	52.0%	75.1	48.7	26.4	54.2%
Operating margin	42.4%	35.7%			40.6%	34.2%
Network Enablement
During the three months ended April 2, 2016 NE gross margin decreased 1.4 percentage points from 67.0% in the same period a year ago to 65.6% in the current period. During the nine months ended April 2, 2016 NE gross margin decreased by 0.7 percentage points from 66.2% in the same period a year ago to 65.5% in the current period. For both the three and nine months ended April 2, 2016, this decrease was primarily due an unfavorable product mix in the current period.
Service Enablement
During the three months ended April 2, 2016 SE gross margin decreased 14.4 percentage points from 70.7% in the same period a year ago to 56.3% in the current period. During the nine months ended April 2, 2016 SE gross margin decreased 4.9 percentage points from 69.7% in the same period a year ago to 64.8% in the current period. For both the three and nine months ended April 2, 2016, this gross margin erosion was primarily driven by lower revenue levels and unfavorable product mix from the continued run-off of our more mature, but high margin, Assurance solutions coupled with gross margin dilution driven by the timing in which initial acceptances of solutions were received from customers near the end of the current period.
Network and Service Enablement (“NSE”)
During the three months ended April 2, 2016 NSE operating margin decreased 1.1 percentage points from 1.0% in the same period a year ago to (0.1)% in the current period. This decrease in operating margin was primarily driven by gross margin erosion in our NE and SE segments as discussed above, partially offset by reductions in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in fiscal year 2015 and our ongoing cost reduction initiatives.
During the nine months ended April 2, 2016 NSE operating margin increased 1.6 percentage points from 0.5% in the same period a year ago to 2.1% in the current period. The increase in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in fiscal year 2015 and our ongoing cost reduction initiatives. This was partially offset by a decline in NE and SE gross margin as discussed above.
Optical Security and Performance Products
OSP operating margin increased 6.7% during the three months ended April 2, 2016 from 35.7% in the same period a year ago to 42.4% in the current period. OSP operating margin increased 6.4% during the nine months ended April 2, 2016 from 34.2% in the same period a year ago to 40.6% in the current period. The increase in operating margin for both the three and nine month periods was primarily due to a significant increase in net revenue, coupled with favorable product mix and higher factory utilization.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at April 2, 2016 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of April 2, 2016, U.S. entities owned approximately 73.2% of our cash and cash equivalents, short-term investments and restricted cash.
As of April 2, 2016, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended April 2, 2016, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Nine Months Ended April 2, 2016
As of April 2, 2016 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $179.4 million to $1,005.0 million from $825.6 million as of June 27, 2015.
During the nine months ended April 2, 2016 cash provided by operating activities was $35.0 million, primarily resulting from $53.0 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in deferred tax and other tax liabilities balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $18.0 million. Cash generated by operating activities was also impacted by our separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $28.3 million primarily due to separation related liabilities paid post Separation, a decrease in accrued payroll and related expenses of $22.0 million due to the timing of salary and bonus payments, a decrease in accounts payable of $8.4 million driven by the timing of payments and an increase in inventories of $2.2 million. This was partially offset by cash inflows from a decrease in accounts receivable of $22.6 million primarily driven by timing of collections of Lumentum related accounts receivable prior to the Separation, an increase in deferred revenue of $8.1 million from our SE segment solution offerings and an increase in income taxes payable of $8.3 million.
During the nine months ended April 2, 2016 cash provided by investing activities was $204.9 million, primarily resulting from $552.4 million of proceeds from the sales and maturities of available-for-sale investments and other assets (including proceeds of $62.1 million from the sale of 2.5 million shares of Lumentum common stock during the third quarter of fiscal 2016) and a $14.1 million cash inflow from a decrease in restricted cash, partially offset by $334.1 million of purchases of available-for-sale investments and $26.6 million of cash used for capital expenditures.
During the nine months ended April 2, 2016 cash used in financing activities was $143.9 million, primarily resulting from activities related to the Separation during the first quarter of fiscal 2016 and a $40.0 million share repurchase program entered into during the second quarter of fiscal 2016. In accordance with the Contribution Agreement, the Company made cash contributions of $137.0 million to Lumentum, which was partially offset by proceeds of $35.8 million from the sale of Lumentum Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) pursuant to a binding commitment under the Securities Purchase Agreement.
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

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	the tendency of customers to delay payments or to negotiate favorable payment term to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities, which may include open market purchases of our 2033 Notes prior to their maturity or of our common stock;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	compliance with covenants and other terms and conditions related to our financing arrangements;
Contractual Obligations
Following the separation of Lumentum, our contractual commitments were reduced by the amounts transferred to Lumentum as previously disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 27, 2015. There were no other material changes to our existing contractual commitments during the third quarter of fiscal 2016, except for those occurring in the normal course of business.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of April 2, 2016, our pension plans were under funded by $88.5 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of April 2, 2016, the fair value of plan assets had increased approximately 1.1% since June 27, 2015, our most recent fiscal year end.
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
The following table provides information about our foreign currency forward contracts outstanding as of April 2, 2016. The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD	7.2	$5.5
Chinese Renmimbi (contracts to buy CNY / sell USD)	CNY	120.6	18.5
British Pound (contracts to buy GBP / sell USD)	GBP	14.8	21.3
Euro (contracts to buy EUR / sell USD)	EUR	90.1	101.9
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	40.3	29.7
Mexican Peso (contracts to buy MXN / sell USD)	MXN	196.7	11.3
Australian Dollar (contracts to sell AUD / buy USD)	AUD	7.8	5.9
Brazilian Real (contracts to sell BRL / buy USD)	BRL	49.2	13.2
Japanese Yen (contracts to sell JPY / buy USD)	JPY	852.1	7.6
Indian Rupee (contracts to sell INR / buy USD)	INR	269.2	4.0
South Korean Won (contracts to buy KRW / sell USD)	KRW	6,200.0	5.3
Swiss Franc (contracts to buy CHF / sell USD)	CHF	3.7	3.8
Swedish Krona (contracts to buy SEK / sell USD)	SEK	20.2	2.5
Total USD notional amount of outstanding foreign exchange contracts			$230.5
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
Investments
We maintain an investment portfolio in a variety of financial instruments, including, but not limited to, U.S. government and agency securities, corporate obligations, money market funds, asset-backed securities, and other investment-grade securities. The majority of these investments pay a fixed rate of interest. The securities in the investment portfolio are subject to market price risk due to changes in interest rates, perceived issuer creditworthiness, marketability, and other factors. These investments are generally classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of Other comprehensive (loss) income. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at April 2, 2016. Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates.
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
A sensitivity analysis was performed on our investment in Lumentum to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of five percent and ten percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our investment. As of April 2, 2016 the fair value of our investment in Lumentum common stock was $244.3 million. As of April 2, 2016, a decline in Lumentum’s stock price of five percent and ten percent would have resulted in a $12.2 million and $24.4 million decline, respectively, in the total fair value of our investment.
Debt
The fair value of our 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the notes but do not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of April 2, 2016, the fair value of the 2033 Notes was approximately $636.9 million. Refer to “Note 10. Debts and Letters of Credit” for more information.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended April 2, 2016 was as follows:

Period	Total Number of Shares Purchased		Average Price Paid per share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs		Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 3, 2016 to January 30, 2016	1,352,450.0	(1)	$6.05	(1)	1,352,450.0	(1)		(1)
January 31, 2016 to February 27, 2016
February 28, 2016 to April 2, 2016
	1,352,450.0		$6.05		1,352,450.0
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
Item 3. Defaults Upon Senior Securities
 None.

Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. dated January 28, 2016	8-K	10.1	2/2/16
10.2	Viavi Solutions Inc. 2005 Acquisition Equity Incentive Plan	8-K	10.1	2/16/16
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2016	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)