Form 10-Q/A
period 2015-10-03
VIAVI SOLUTIONS INC.
filed 2016-08-26
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”) is filing this report on Form 10-Q/A to restate the included unaudited interim consolidated financial statements because the Audit Committee of the Board of Directors (the “Audit Committee”) and the management of the Company, after discussions with the Company’s independent registered public accounting firm PricewaterhouseCoopers LLP (“PwC”), concluded on August 10, 2016, that the Company’s previously issued unaudited interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended October 3, 2015, January 2, 2016, and April 2, 2016, should no longer be relied upon because of an error in the Company’s determination of its interim income tax provision under generally accepted accounting principles related to a foreign jurisdiction.
During the preparation of the Company’s fiscal 2016 Annual Report on Form 10-K, management determined that an error was made in the Company’s calculation of its previously reported interim income tax expense which resulted in: (a) an understatement of income tax expense of $2.1 million for the three months ended October 3, 2015, (b) an understatement of income tax expense of $2.3 million for the three months ended January 2, 2016, (c) a cumulative understatement of income tax expense of $4.4 million for the six months ended January 2, 2016, (d) an overstatement of income tax expense of $1.4 million for the three months ended April 2, 2016, and (e) a cumulative understatement of income tax expense of $3.0 million for the nine months ended April 2, 2016.
As a result of the understatement of interim income tax expense by $2.1 million for the three months ended October 3, 2015, the Company’s net loss was understated by $2.1 million.
On August 10, 2016, the Audit Committee approved management’s recommendation that the Company restate its unaudited interim consolidated financial statements for the three months ended October 3, 2015, by filing on this Form 10-Q/A an amendment to the originally filed Form 10-Q. The Company filed an Item 4.02 Current Report on Form 8-K on August 11, 2016, relating to this matter.
In connection with the restatement the Company has also identified a material weakness in internal controls over financial reporting and concluded that its disclosure controls and procedures were not effective as of the end of the period covered by the originally filed Form 10-Q. The Company will take steps to remediate the material weakness associated with the determination of the interim income tax provision misstatement. For more information on the material weakness and its remediation efforts, please see “Item 4 - Controls and Procedures” of this Form 10-Q/A.
This report on Form 10-Q/A restates in its entirety the originally filed Form 10-Q. The following sections of the originally filed Form 10-Q have been restated:

(1)	Item 1 of Part I, Financial Statements

(2)	Item 2 of Part I, Management’s Discussion and Analysis of Financial Condition and Results of Operations

(3)	Item 4 of Part I, Controls and Procedures
The Company has also restated the signature page, the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1, and 32.2 and the financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101. No other sections were affected.
For more information about the restatement, please refer to the Company’s Current Report on Form 8-K (Item 4.02) filed on August 11, 2016.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 3, 2015 (Restated)	September 27, 2014
Revenues:
Product revenue	$200.2	$191.5
Service revenue	29.5	23.8
Total net revenues	229.7	215.3
Cost of revenues:
Product cost of revenues	67.9	60.8
Service cost of revenues	17.0	17.5
Amortization of acquired technologies	4.3	8.1
Total cost of revenues	89.2	86.4
Gross profit	140.5	128.9
Operating expenses:
Research and development	44.3	41.6
Selling, general and administrative	94.9	93.6
Amortization of other intangibles	3.8	5.0
Restructuring and related charges	0.4	1.1
Total operating expenses	143.4	141.3
Loss from operations	(2.9)	(12.4)
Interest and other income (expense), net	(1.1)	0.6
Interest expense	(8.8)	(8.2)
Loss from continuing operations before taxes	(12.8)	(20.0)
Provision for income taxes	2.9	5.8
Loss from continuing operations, net of taxes	$(15.7)	$(25.8)
(Loss) income from discontinued operations, net of taxes	(53.4)	16.1
Net loss	$(69.1)	$(9.7)

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	(0.22)	0.07
Net loss	$(0.29)	$(0.04)

Shares used in per share calculation - basic and diluted	236.0	230.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2015 (Restated)	September 27, 2014
Net loss	$(69.1)	$(9.7)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(10.0)	(18.5)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	81.7	(0.2)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.2	0.1
Net change in Accumulated other comprehensive income (loss)	71.9	(18.6)
Comprehensive income (loss)	$2.8	$(28.3)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 3, 2015 (Restated)	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$350.0	$334.5
Short-term investments	541.9	464.9
Restricted cash	11.2	26.2
Accounts receivable, net (Note 6)	157.2	152.3
Inventories, net	58.1	53.8
Prepayments and other current assets	48.5	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,166.9	1,380.1
Property, plant and equipment, net	142.0	149.2
Goodwill	247.1	255.5
Intangibles, net	85.6	90.6
Deferred income taxes	109.5	117.3
Other non-current assets	19.8	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,770.9	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46.0	$42.0
Accrued payroll and related expenses	51.2	52.6
Income taxes payable	29.6	3.1
Deferred revenue	80.5	80.6
Accrued expenses	38.0	23.7
Other current liabilities	39.7	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	285.0	375.5
Long-term debt	568.2	561.6
Other non-current liabilities	173.5	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at October 3, 2015 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 237 million shares at October 3, 2015 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,034.6	70,022.7
Accumulated deficit	(69,306.7)	(68,873.5)
Accumulated other comprehensive (loss) income	16.1	(48.0)
Total stockholders’ equity	744.2	1,101.4
Total liabilities and stockholders’ equity	$1,770.9	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2015 (Restated)	September 27, 2014
OPERATING ACTIVITIES:
Net loss	$(69.1)	$(9.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	13.0	19.6
Amortization of acquired technologies and other intangibles	8.7	15.1
Stock-based compensation	17.6	15.7
Amortization of debt issuance costs and accretion of debt discount	7.1	6.7
Amortization of discount and premium on investments, net	0.4	1.0
Other	(1.1)	0.4
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	21.0	(0.5)
Inventories	(4.5)	(3.2)
Other current and non-currents assets	1.5	(2.8)
Accounts payable	(2.8)	17.9
Income taxes payable	23.8	1.1
Deferred revenue, current and non-current	—	0.2
Deferred taxes, net	8.0	7.6
Accrued payroll and related expenses	(12.8)	(16.3)
Accrued expenses and other current and non-current liabilities	(11.1)	(12.0)
Net cash (used in) provided by operating activities	(0.3)	40.8

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(97.8)	(151.7)
Maturities of available-for-sale investments	169.3	145.1
Sales of available-for-sale investments	36.1	19.6
Changes in restricted cash	15.1	(0.7)
Capital expenditures	(14.2)	(26.5)
Proceeds from the sale of assets	1.5	2.2
Net cash provided by (used in) investing activities	110.0	(12.0)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(136.7)	—
Repurchase and retirement of common stock	—	(4.7)
Payment of financing obligations	(0.9)	(10.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	0.3	5.4
Net cash used in financing activities	(101.5)	(9.4)

Effect of exchange rates on cash and cash equivalents	(6.1)	(5.5)
Net increase in cash and cash equivalents	2.1	13.9
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$350.0	$311.1

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation (Restated)
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
Restatement of Financial Statements
The Company has restated these unaudited interim consolidated financial statements for the correction of an error. Refer to “Note 17. Restatement of Previously Issued Financial Statements” for more details and required disclosures.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
In September 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance to simplify the accounting for measurement period adjustments in connection with business combinations by requiring that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The guidance is effective for the Company in the first quarter of fiscal 2017. The Company does not expect the adoption of this standard to have an impact on its consolidated financial statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share (Restated)
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	October 3, 2015 (Restated)	September 27, 2014
Numerator:
Net loss from continuing operations	$(15.7)	$(25.8)
(Loss) income from discontinued operations, net of taxes	(53.4)	16.1
Net loss	$(69.1)	$(9.7)
Denominator:
Weighted-average number of common shares outstanding
Basic and diluted	236.0	230.8

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.07)	$(0.11)
Discontinued operations	(0.22)	0.07
Net loss	$(0.29)	$(0.04)
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes (Restated)
The Company recorded an income tax expense of $2.9 million and $5.8 million related to the loss from continuing operations for the three months ended October 3, 2015 and September 27, 2014 respectively. Refer to “Note 17. Restatement of Previously Issued Financial Statements” for more details and required disclosures.
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
During the first quarter ended October 3, 2015 and September 27, 2014, the Company granted 4.7 million and 4.8 million RSUs, of which 0.5 million and 0.7 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the first quarter of fiscal 2016 and fiscal 2015 was estimated to be $2.9 million and $8.5 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 4.2 million and 4.1 million granted during the first quarter ended October 3, 2015 and September 27, 2014 are mainly time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

balance vesting quarterly over the remaining two years. The grant amounts and grant-date fair values for the first quarter of fiscal 2015 represent the Company’s historical grant information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation.
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
As of October 3, 2015 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 3, 2015, the Company contributed $0.7 million to the U.K. plan. The funded plans assets consist primarily of managed investments.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17. Restatement of Previously Issued Financial Statements
The restatement is to correct an error in the previously filed unaudited interim consolidated financial statements and has the effect of both increasing the Company’s reported income tax expense and increasing the Company’s reported net loss for the three months ended October 3, 2015 by $2.1 million. The restatement is due to an error in the determination of the unaudited interim income tax provision related to a foreign jurisdiction.
The following table presents previously reported and restated balances of affected line items in the Consolidated Statements of Operations, the Consolidated Statements of Comprehensive Income (Loss) and the Consolidated Statements of Cash Flows for the three months ended October 3, 2015, and the Consolidated Balance Sheet as of October 3, 2015.

	Three Months Ended October 3, 2015
	As Reported	Adjustment	As Restated
Consolidated Statements of Operations:
Provision for income taxes	$0.8	$2.1	$2.9
Loss from continuing operations, net of taxes	(13.6)	(2.1)	(15.7)
Net loss	(67.0)	(2.1)	(69.1)

Net (loss) income per share - basic and diluted:
Continuing operations	$(0.06)	$(0.01)	$(0.07)
Net loss	(0.28)	(0.01)	(0.29)

Consolidated Statements of Comprehensive Income (Loss):
Net loss	$(67.0)	$(2.1)	$(69.1)
Comprehensive income	4.9	(2.1)	2.8

Consolidated Statements of Cash Flows(1):
Net loss	$(67.0)	$(2.1)	$(69.1)
Income taxes payable	21.7	2.1	23.8

	October 3, 2015
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Income taxes payable	$27.5	$2.1	$29.6
Total current liabilities	282.9	2.1	285.0
Accumulated deficit	(69,304.6)	(2.1)	(69,306.7)
Total stockholders’ equity	746.3	(2.1)	744.2

(1)	Net cash used in operating activities during the three months ended October 3, 2015 did not change as a result of this restatement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)
Forward-Looking Statements
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the three months ended October 3, 2015 contains an extra week of activity compared to the three months ended September 27, 2014. The Company has restated its three months ended October 3, 2015 income tax expense presented in the “Provision for Income Taxes (Restated)” section below. Refer to “Note 17. Restatement of Previously Issued Financial Statements” for more information.
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
Provision for Income Taxes (Restated)
We recorded an income tax expense of $2.9 million and $5.8 million related to the loss from continuing operations for the three months ended October 3, 2015 and September 27, 2014, respectively.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded on November 12, 2015, that the Company's disclosure controls and procedures in effect as of October 3, 2015, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Subsequent to that evaluation, and in connection with the restatement discussed in Note 17 to the Consolidated Financial Statements included in Item 1 of this report and the filing of this Form 10-Q/A, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of October 3, 2015.
Material Weakness in Internal Control Over Financial Reporting
In connection with the restatement discussed in Note 17 to the Consolidated Financial Statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
The Company did not maintain effective internal control over financial reporting in the determination of the interim income tax provision. Specifically, the internal controls with respect to interim income taxes were not designed at a precision level to identify the use of an inaccurate tax rate.

Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Plan for Remediation of Material Weakness in Internal Control over Financial Reporting
The Company will implement an enhanced process and design a control to ensure a more precise review of the interim income tax provision beginning in the first quarter of fiscal 2017. In accordance with the Company’s internal control over financial reporting compliance program, the material weakness designation cannot be remediated in full until the enhanced processes have been operational for a period of time and successfully tested. Such remediation is anticipated to be completed later in fiscal 2017.
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

Date: August 26, 2016	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)