Form 10-Q/A
period 2016-01-02
VIAVI SOLUTIONS INC.
filed 2016-08-26
CIK 912093

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
As a result of the understatement of interim income tax expense by $2.3 million for the three months ended January 2, 2016 and a cumulative understatement of $4.4 million for the six months ended January 2, 2016, the Company’s net income was overstated by $2.3 million for the three months ended January 2, 2016 and the net loss was understated by $4.4 million for the six months ended January 2, 2016.
On August 10, 2016, the Audit Committee approved management’s recommendation that the Company restate its unaudited interim consolidated financial statements for the three and six months ended January 2, 2016, by filing on this Form 10-Q/A an amendment to the originally filed Form 10-Q. The Company filed an Item 4.02 Current Report on Form 8-K on August 11, 2016, relating to this matter.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2016 (Restated)	December 27, 2014	January 2, 2016 (Restated)	December 27, 2014
Revenues:
Product revenue	$208.4	$196.0	$408.6	$387.5
Service revenue	23.7	30.4	53.2	54.2
Total net revenues	232.1	226.4	461.8	441.7
Cost of revenues:
Product cost of revenues	71.2	67.5	139.1	128.3
Service cost of revenues	14.5	16.6	31.5	34.1
Amortization of acquired technologies	4.6	9.2	8.9	17.3
Total cost of revenues	90.3	93.3	179.5	179.7
Gross profit	141.8	133.1	282.3	262.0
Operating expenses:
Research and development	41.7	44.2	86.0	85.8
Selling, general and administrative	85.8	96.1	180.7	189.7
Amortization of other intangibles	3.7	4.9	7.5	9.9
Restructuring and related charges	1.4	9.1	1.8	10.2
Total operating expenses	132.6	154.3	276.0	295.6
Income (loss) from operations	9.2	(21.2)	6.3	(33.6)
Interest and other income (expense), net	1.7	0.3	0.6	0.9
Interest expense	(8.8)	(8.3)	(17.6)	(16.5)
Income (loss) from continuing operations before taxes	2.1	(29.2)	(10.7)	(49.2)
Provision for income taxes	1.1	8.5	4.0	14.3
Income (loss) from continuing operations, net of taxes	$1.0	$(37.7)	$(14.7)	$(63.5)
Income (loss) from discontinued operations, net of taxes	3.0	12.6	(50.4)	28.7
Net income (loss)	$4.0	$(25.1)	$(65.1)	$(34.8)

Net income (loss) per share from - basic and diluted:
Continuing operations	$0.01	$(0.16)	$(0.06)	$(0.27)
Discontinued operations	0.01	0.05	(0.22)	0.12
Net income (loss)	$0.02	$(0.11)	$(0.28)	$(0.15)

Shares used in per-share calculation - basic	234.9	232.1	235.5	231.5
Shares used in per-share calculation - diluted	237.1	232.1	235.5	231.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six months ended
	January 2, 2016 (Restated)	December 27, 2014	January 2, 2016 (Restated)	December 27, 2014
Net income (loss)	$4.0	$(25.1)	$(65.1)	$(34.8)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(11.8)	(17.4)	(21.8)	(35.9)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	71.4	(0.3)	153.1	(0.5)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.1	0.2	0.3	0.3
Net change in Accumulated other comprehensive income (loss)	59.7	(17.5)	131.6	(36.1)
Comprehensive income (loss)	$63.7	$(42.6)	$66.5	$(70.9)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	January 2, 2016 (Restated)	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$329.0	$334.5
Short-term investments	585.5	464.9
Restricted cash	11.5	26.2
Accounts receivable, net (Note 6)	181.8	152.3
Inventories, net	57.6	53.8
Prepayments and other current assets	34.1	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,199.5	1,380.1
Property, plant and equipment, net	136.5	149.2
Goodwill	246.1	255.5
Intangibles, net	77.6	90.6
Deferred income taxes	103.3	117.3
Other non-current assets	19.4	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,782.4	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37.5	$42.0
Accrued payroll and related expenses	54.7	52.6
Income taxes payable	22.6	3.1
Deferred revenue	93.3	80.6
Accrued expenses	29.8	23.7
Other current liabilities	30.8	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	268.7	375.5
Long-term debt	574.8	561.6
Other non-current liabilities	162.3	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at January 2, 2016 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 233 million shares at January 2, 2016 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,034.3	70,022.7
Accumulated deficit	(69,333.7)	(68,873.5)
Accumulated other comprehensive income (loss)	75.8	(48.0)
Total stockholders’ equity	776.6	1,101.4
Total liabilities and stockholders’ equity	$1,782.4	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	January 2, 2016 (Restated)	December 27, 2014
OPERATING ACTIVITIES:
Net loss	$(65.1)	$(34.8)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	21.7	40.2
Amortization of acquired technologies and other intangibles	17.0	31.2
Stock-based compensation	26.5	30.7
Amortization of debt issuance costs and accretion of debt discount	14.2	13.5
Amortization of discount and premium on investments, net	0.8	1.9
Other	(0.2)	3.1
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	(6.1)	(23.7)
Inventories	(6.5)	(2.4)
Other current and non-currents assets	2.6	(2.6)
Accounts payable	(10.9)	1.1
Income taxes payable	15.3	4.3
Deferred revenue, current and non-current	11.8	0.8
Deferred taxes, net	7.4	13.5
Accrued payroll and related expenses	(11.4)	(8.5)
Accrued expenses and other current and non-current liabilities	(18.4)	(10.9)
Net cash (used in) provided by operating activities	(1.3)	57.4

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(185.6)	(300.2)
Maturities of available-for-sale investments	250.3	265.9
Sales of available-for-sale investments	71.9	39.2
Changes in restricted cash	14.7	2.6
Capital expenditures	(19.4)	(50.4)
Proceeds from the sale of assets	3.4	4.2
Acquisition of a business	(0.9)	—
Net cash provided by (used in) investing activities	134.4	(38.7)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(136.7)	—
Repurchase and retirement of common stock	(40.0)	(4.7)
Payment of financing obligations	(1.3)	(12.9)
Proceeds from exercise of employee stock options and employee stock purchase plan	0.8	6.9
Net cash used in financing activities	(141.4)	(10.7)

Effect of exchange rates on cash and cash equivalents	(10.6)	(11.6)
Net decrease in cash and cash equivalents	(18.9)	(3.6)
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$329.0	$293.6

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
Restatement of Financial Statements
The Company has restated these unaudited interim consolidated financial statements for the correction of an error. Refer to “Note 18. Restatement of Previously Issued Financial Statements” for more details and required disclosures.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share (Restated)
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 2, 2016 (Restated)	December 27, 2014	January 2, 2016 (Restated)	December 27, 2014
Numerator:
Income (loss) from continuing operations, net of taxes	$1.0	$(37.7)	$(14.7)	$(63.5)
Income (loss) from discontinued operations, net of taxes	3.0	12.6	(50.4)	28.7
Net income (loss)	$4.0	$(25.1)	$(65.1)	$(34.8)
Denominator:
Weighted-average number of common shares outstanding
Basic	234.9	232.1	235.5	231.5
Effect of dilutive securities from stock-based benefit plans	2.2	—	—	—
Diluted	237.1	232.1	235.5	231.5

Net income (loss) per share - basic and diluted:
Continuing operations	$0.01	$(0.16)	$(0.06)	$(0.27)
Discontinued operations	0.01	0.05	(0.22)	0.12
Net income (loss) per share	$0.02	$(0.11)	$(0.28)	$(0.15)
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

(2) Activity during the six months ended January 2, 2016 primarily relates to a $157.2 million unrealized gain on the marketable equity securities of Lumentum held by Viavi, net of a $3.7 million income tax effect related to the intraperiod tax allocation rules.

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
Note 12. Income Taxes (Restated)
The Company recorded an income tax expense of $1.1 million and $4.0 million related to the income (loss) from continuing operations for the three and six months ended January 2, 2016, respectively. The Company recorded an income tax expense of $8.5 million and $14.3 million related to the loss from continuing operations for the three and six months ended December 27, 2014, respectively. Refer to “Note 18. Restatement of Previously Issued Financial Statements” for more details and required disclosures.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Restatement of Previously Issued Financial Statements
The restatement is to correct an error in the previously filed unaudited interim consolidated financial statements and has the effect of increasing the Company’s reported income tax expense and decreasing the Company’s reported net income for the three months ended January 2, 2016 by $2.3 million, and increasing both the Company’s reported income tax expense and reported net loss for the six months ended January 2, 2016 by $4.4 million. The restatement is due to an error in the determination of the unaudited interim income tax provision related to a foreign jurisdiction.
The following table presents previously reported and restated balances of affected line items in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended January 2, 2016, the Consolidated Statements of Cash Flows for the six months ended January 2, 2016 and the Consolidated Balance Sheet as of January 2, 2016.

	Three Months Ended January 2, 2016			Six Months Ended January 2, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statements of Operations:
Provision (benefit) for income taxes	$(1.2)	$2.3	$1.1	$(0.4)	$4.4	$4.0
Income (loss) from continuing operations, net of taxes	3.3	(2.3)	1.0	(10.3)	(4.4)	(14.7)
Net income (loss)	6.3	(2.3)	4.0	(60.7)	(4.4)	(65.1)

Net income (loss) per share - basic and diluted:
Continuing operations	$0.02	$(0.01)	$0.01	$(0.04)	$(0.02)	$(0.06)
Net income (loss)	0.03	(0.01)	0.02	(0.26)	(0.02)	(0.28)

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$6.3	$(2.3)	$4.0	$(60.7)	$(4.4)	$(65.1)
Comprehensive income	66.0	(2.3)	63.7	70.9	(4.4)	66.5

Consolidated Statements of Cash Flows(1):
Net loss				$(60.7)	$(4.4)	$(65.1)
Income taxes payable				10.9	4.4	15.3

	January 2, 2016
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Income taxes payable	$18.2	$4.4	$22.6
Total current liabilities	264.3	4.4	268.7
Accumulated deficit	(69,329.3)	(4.4)	(69,333.7)
Total stockholders’ equity	781.0	(4.4)	776.6
(1) Net cash used in operating activities during the six months ended January 2, 2016 did not change as a result of this restatement.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the six months ended January 2, 2016 contains an extra week of activity compared to the six months ended December 27, 2014. The Company has restated its three and six months ended January 2, 2016 income tax expense presented in the “Provision for Income Taxes (Restated)” section below. Refer to “Note 18. Restatement of Previously Issued Financial Statements” for more information.
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
Provision for Income Taxes (Restated)
We recorded an income tax expense of $1.1 million and $4.0 million related to the income (loss) from continuing operations for the three and six months ended January 2, 2016, respectively. We recorded an income tax expense of $8.5 million and $14.3 million related to the loss from continuing operations for the three and six months ended December 27, 2014, respectively.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded on February 9, 2016, that the Company's disclosure controls and procedures in effect as of January 2, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Subsequent to that evaluation, and in connection with the restatement discussed in Note 18 to the Consolidated Financial Statements included in Item 1 of this report and the filing of this Form 10-Q/A, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of January 2, 2016.
Material Weakness in Internal Control Over Financial Reporting
In connection with the restatement discussed in Note 18 to the Consolidated Financial Statements included in Item 1 of this report, management identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
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