Form 10-Q/A
period 2016-04-02
VIAVI SOLUTIONS INC.
filed 2016-08-26
CIK 912093

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

EXPLANATORY NOTE
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”) is filing this report on Form 10-Q/A to restate the included unaudited interim consolidated financial statements because the Audit Committee of the Board of Directors (the “Audit Committee”) and the management of the Company, after discussions with the Company’s independent registered public accounting firm PricewaterhouseCoopers LLP (“PwC”), concluded on August 10, 2016, that the Company’s previously issued unaudited interim consolidated financial statements included in the Company’s Quarterly Reports on Form 10-Q for the periods ended October 3, 2015, January 2, 2016 and April 2, 2016, should no longer be relied upon because of an error in the Company’s determination of its interim income tax provision under generally accepted accounting principles related to a foreign jurisdiction.
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
As a result of the overstatement of interim income tax expense by $1.4 million for the three months ended April 2, 2016 and a cumulative understatement of $3.0 million for the nine months ended April 2, 2016, the Company’s net income was understated by $1.4 million for the three months ended April 2, 2016 and the net loss was understated by $3.0 million for the nine months ended April 2, 2016.
On August 10, 2016, the Audit Committee approved management’s recommendation that the Company restate its unaudited interim consolidated financial statements for the three and nine months ended April 2, 2016, by filing on this Form 10-Q/A an amendment to the originally filed Form 10-Q. The Company filed an Item 4.02 Current Report on Form 8-K on August 11, 2016, relating to this matter.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016 (Restated)	March 28, 2015	April 2, 2016 (Restated)	March 28, 2015
Revenues:
Product revenue	$198.5	$186.6	$607.1	$574.1
Service revenue	21.9	25.8	75.1	80.0
Total net revenues	220.4	212.4	682.2	654.1
Cost of revenues:
Product cost of revenues	70.5	62.0	209.6	190.3
Service cost of revenues	14.5	14.4	46.0	48.5
Amortization of acquired technologies	4.1	9.0	13.0	26.3
Total cost of revenues	89.1	85.4	268.6	265.1
Gross profit	131.3	127.0	413.6	389.0
Operating expenses:
Research and development	40.0	42.1	126.0	127.9
Selling, general and administrative	80.6	95.5	261.3	285.2
Amortization of other intangibles	3.6	4.8	11.1	14.7
Restructuring and related charges	(0.1)	7.8	1.7	18.0
Total operating expenses	124.1	150.2	400.1	445.8
Income (loss) from operations	7.2	(23.2)	13.5	(56.8)
Interest and other income (expense), net	0.8	0.3	1.4	1.2
Gain on sale of investments	39.8	0.1	39.8	0.1
Interest expense	(9.1)	(8.2)	(26.7)	(24.7)
Income (loss) from continuing operations before taxes	38.7	(31.0)	28.0	(80.2)
Provision for income taxes	9.9	4.8	13.9	19.1
Income (loss) from continuing operations, net of taxes	$28.8	$(35.8)	$14.1	$(99.3)
Income (loss) from discontinued operations, net of taxes	5.0	22.6	(45.4)	51.3
Net income (loss)	$33.8	$(13.2)	$(31.3)	$(48.0)

Net income (loss) per share from - basic:
Continuing operations	$0.13	$(0.16)	$0.06	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss)	$0.15	$(0.06)	$(0.13)	$(0.21)
Net income (loss) per share from - diluted:
Continuing operations	$0.12	$(0.16)	$0.06	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss)	$0.14	$(0.06)	$(0.13)	$(0.21)

Shares used in per-share calculation - basic	232.0	233.2	234.4	232.1
Shares used in per-share calculation - diluted	234.6	233.2	237.4	232.1

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2016 (Restated)	March 28, 2015	April 2, 2016 (Restated)	March 28, 2015
Net income (loss)	$33.8	$(13.2)	$(31.3)	$(48.0)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	3.4	(27.1)	(18.4)	(63.0)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	48.5	0.1	201.6	(0.4)
Less: reclassification adjustments included in Net income (loss)	(38.8)	—	(38.8)	—
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.2	0.1	0.5	0.4
Net change in Accumulated other comprehensive income (loss)	13.3	(26.9)	144.9	(63.0)
Comprehensive income (loss)	$47.1	$(40.1)	$113.6	$(111.0)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	April 2, 2016 (Restated)	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$437.1	$334.5
Short-term investments	555.8	464.9
Restricted cash	12.1	26.2
Accounts receivable, net (Note 6)	151.9	152.3
Inventories, net	52.5	53.8
Prepayments and other current assets	34.7	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,244.1	1,380.1
Property, plant and equipment, net	134.4	149.2
Goodwill	245.3	255.5
Intangibles, net	69.4	90.6
Deferred income taxes	113.0	117.3
Other non-current assets	18.6	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,824.8	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.9	$42.0
Accrued payroll and related expenses	46.2	52.6
Income taxes payable	17.5	3.1
Deferred revenue	87.9	80.6
Accrued expenses	27.3	23.7
Other current liabilities	17.7	43.5
Current liabilities of discontinued operations	—	130.0
Total current liabilities	236.5	375.5
Long-term debt	581.5	561.6
Other non-current liabilities	172.4	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at April 2, 2016 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 232 million shares at April 2, 2016 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,051.6	70,022.7
Accumulated deficit	(69,306.5)	(68,873.5)
Accumulated other comprehensive income (loss)	89.1	(48.0)
Total stockholders’ equity	834.4	1,101.4
Total liabilities and stockholders’ equity	$1,824.8	$2,217.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 2, 2016 (Restated)	March 28, 2015
OPERATING ACTIVITIES:
Net loss	$(31.3)	$(48.0)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	29.8	60.3
Amortization of acquired technologies and other intangibles	24.7	47.0
Stock-based compensation	35.6	50.3
Amortization of debt issuance costs and accretion of debt discount	21.4	20.4
Amortization of discount and premium on investments, net	0.9	2.7
Gain on sale of investments	(39.8)	(0.1)
Other	1.3	4.6
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	22.6	(14.3)
Inventories	(2.2)	(6.7)
Other current and non-currents assets	3.7	(5.2)
Accounts payable	(8.4)	(17.6)
Income taxes payable	11.3	(15.6)
Deferred revenue, current and non-current	8.1	2.4
Deferred taxes, net	7.6	13.6
Accrued payroll and related expenses	(22.0)	(38.7)
Accrued expenses and other current and non-current liabilities	(28.3)	(20.6)
Net cash provided by operating activities	35.0	34.5

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(334.1)	(460.0)
Maturities of available-for-sale investments	330.1	450.2
Sales of available-for-sale investments	217.3	69.5
Changes in restricted cash	14.1	5.0
Capital expenditures	(26.6)	(68.7)
Proceeds from the sale of assets	5.0	5.2
Acquisition of a business	(0.9)	—
Net cash provided by investing activities	204.9	1.2

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—
Cash contribution to Lumentum Holdings Inc.	(137.0)	—
Repurchase and retirement of common stock	(40.0)	(4.7)
Payment of financing obligations	(5.7)	(23.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	3.0	14.0
Net cash used in financing activities	(143.9)	(13.8)

Effect of exchange rates on cash and cash equivalents	(6.8)	(19.9)
Net increase in cash and cash equivalents	89.2	2.0
Cash and cash equivalents at the beginning of the period	347.9 *	297.2
Cash and cash equivalents at the end of the period	$437.1	$299.2

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share (Restated)
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2016 (Restated)	March 28, 2015	April 2, 2016 (Restated)	March 28, 2015
Numerator:
Income (loss) from continuing operations, net of taxes	$28.8	$(35.8)	$14.1	$(99.3)
Income (loss) from discontinued operations, net of taxes	5.0	22.6	(45.4)	51.3
Net income (loss)	$33.8	$(13.2)	$(31.3)	$(48.0)

Denominator:
Weighted-average number of common shares outstanding
Basic	232.0	233.2	234.4	232.1
Effect of dilutive securities from stock-based benefit plans	2.6	—	3.0	—
Diluted	234.6	233.2	237.4	232.1

Net income (loss) per share - basic:
Continuing operations	$0.13	$(0.16)	$0.06	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss) per share	$0.15	$(0.06)	$(0.13)	$(0.21)

Net income (loss) per share - diluted:
Continuing operations	$0.12	$(0.16)	$0.06	$(0.43)
Discontinued operations	0.02	0.10	(0.19)	0.22
Net income (loss) per share	$0.14	$(0.06)	$(0.13)	$(0.21)
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
Note 12. Income Taxes (Restated)
The Company recorded an income tax expense of $9.9 million and $13.9 million related to the income from continuing operations for the three and nine months ended April 2, 2016, respectively. The Company recorded an income tax expense of $4.8 million and $19.1 million related to the loss from continuing operations for the three and nine months ended March 28, 2015, respectively. Refer to “Note 18. Restatement of Previously Issued Financial Statements” for more details and required disclosures.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Restatement of Previously Issued Financial Statements
The restatement is to correct an error in the previously filed unaudited interim consolidated financial statements and has the effect of decreasing the Company’s reported income tax expense and increasing the Company’s reported net income for the three months ended April 2, 2016 by $1.4 million, and increasing both the Company’s reported income tax expense and reported net loss for the nine months ended April 2, 2016 by $3.0 million. The restatement relates to an error in the calculation of the unaudited interim income tax provision related to a foreign jurisdiction.
The following table presents previously reported and restated balances of affected line items in the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended April 2, 2016, the Consolidated Statements of Cash Flows for the nine months ended April 2, 2016, and the Consolidated Balance Sheet as of April 2, 2016.

	Three Months Ended April 2, 2016			Nine Months Ended April 2, 2016
	As Reported	Adjustment	As Restated	As Reported	Adjustment	As Restated
Consolidated Statements of Operations:
Provision for income taxes	$11.3	$(1.4)	$9.9	$10.9	$3.0	$13.9
Income from continuing operations, net of taxes	27.4	1.4	28.8	17.1	(3.0)	14.1
Net income (loss)	32.4	1.4	33.8	(28.3)	(3.0)	(31.3)

Net income (loss) per share - basic:
Continuing operations	$0.12	$0.01	$0.13	$0.07	$(0.01)	$0.06
Net income (loss)	0.14	0.01	0.15	(0.12)	(0.01)	(0.13)

Net income (loss) per share - diluted:
Continuing operations	$0.12	$—	$0.12	$0.07	$(0.01)	$0.06
Net income (loss)	0.14	—	0.14	(0.12)	(0.01)	(0.13)

Consolidated Statements of Comprehensive Income (Loss):
Net income (loss)	$32.4	$1.4	$33.8	$(28.3)	$(3.0)	$(31.3)
Comprehensive income	45.7	1.4	47.1	116.6	(3.0)	113.6

Consolidated Statements of Cash Flows(1):
Net loss				$(28.3)	$(3.0)	$(31.3)
Income taxes payable				8.3	3.0	11.3

	April 2, 2016
	As Reported	Adjustment	As Restated
Consolidated Balance Sheet:
Income taxes payable	$14.5	$3.0	$17.5
Total current liabilities	233.5	3.0	236.5
Accumulated deficit	(69,303.5)	(3.0)	(69,306.5)
Total stockholders’ equity	837.4	(3.0)	834.4
(1) Net cash provided by operating activities during the nine months ended April 2, 2016 did not change as a result of this restatement.
Note 19. Subsequent Events
In May 2016, Management approved a restructuring plan primarily related to the consolidation of NSE’s R&D function in China, including the planned closure of the Company’s Beijing R&D center. This restructuring plan is part of the Company’s

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2016 is a 53-week year compared to a 52-week year in fiscal 2015, the nine months ended April 2, 2016 contains an extra week of activity compared to the nine months ended March 28, 2015.The Company has restated its three and nine months ended April 2, 2016 income tax expense presented in the “Provision for Income Taxes (Restated)” section below. Refer to “Note 18. Restatement of Previously Issued Financial Statements” for more information.
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
Provision for Income Taxes (Restated)
We recorded an income tax expense of $9.9 million and $13.9 million related to the income from continuing operations for the three and nine months ended April 2, 2016, respectively. We recorded an income tax expense of $4.8 million and $19.1 million related to the loss from continuing operations for the three and nine months ended March 28, 2015, respectively.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures:
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer previously concluded on May 10, 2016, that the Company's disclosure controls and procedures in effect as of April 2, 2016, were effective in ensuring that the information required to be disclosed by the Company in the reports it files or submits under the Act is: (i) accumulated and communicated to the Company's management (including the Chief Executive Officer and Chief Financial Officer) in a timely manner and (ii) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
Subsequent to that evaluation, and in connection with the restatement discussed in Note 18 to the Consolidated Financial Statements included in Item 1 of this report and the filing of this Form 10-Q/A, the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures, and concluded that, because of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 2, 2016.
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