Form 10-K
period 2016-07-02
VIAVI SOLUTIONS INC.
filed 2016-08-30
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2016
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

As of December 31, 2015 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.4 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 29, 2016, the Registrant had 232,298,097 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of July 2, 2016 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•
Our expectations regarding demand for our products, including industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;

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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets. On August 1, 2015, we completed the separation (“Separation”) of our optical components and lasers business and created two publicly-traded companies:

•
an optical components and commercial lasers company, Lumentum Holdings Inc. (“Lumentum”), consisting of our former Communications and Commercial Optical Products (“CCOP”) segment and the WaveReady product line within our Network Enablement (“NE”) segment; and

•	a network and service enablement and optical coatings company, renamed Viavi, consisting of our NE, Service Enablement (“SE”) and Optical Security and Performance Products (“OSP”) segments.
In connection with the Separation we distributed approximately 80.1% of the outstanding shares of Lumentum common stock to our stockholders on August 1, 2015. The Company was renamed Viavi and, at the time of the distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Activities related to the Lumentum business have been presented as discontinued operations in all periods of the Company’s consolidated financial statements in this Annual Report on Form 10-K and the accompanying disclosures, discussion and analysis herein pertains to the Company’s continuing operations, unless noted otherwise.
To serve our markets, during fiscal 2016 we operated the following business segments:

•	Network Enablement

•	Service Enablement

•	Optical Security and Performance Products
Industry Trends
NE and SE
There is a convergence of multiple technologies taking place in the networking industry to meet the needs of increased network capacity and faster transmission speeds across the physical network and across the airwaves. In order to meet these demand challenges, the network needs to be more agile, flexible, programmable and cost-effective. This will require networks to transition from a hardware-centric approach to a virtualized software-centric approach. These transformative changes in the network are driving the shift to software defined networking (“SDN”) and network function virtualization (“NFV”).
Our NE and SE products and solutions are well positioned to meet these industry trends in the deployment of next generation network technologies. There is a race towards providing 1 gigabit per second (“Gbps”) speed with the deployment of optical fiber-to-the-home (“FTTH”) and to “everywhere” (“FTTx”). Cable service providers are investing in high speed connection and increased bandwidth availability with the deployment of DOCSIS 3.1. Network service providers are also upgrading digital subscriber line (“DSL”) to G.fast technology. With the growing number of connected smart mobile devices and demand for high-speed broadband access to support video and other high-bandwidth applications, capacity is increasing at the edge of the network pushing the expansion of the overall network and larger links along with new networks requiring re-architecture for scalability and flexibility. Over the airwaves, 5G is expected to augment and expand the 4G/Long Term Evolution (“LTE”) wireless technology within the next five years which is expected to provide 100x faster speeds (about 1 Gbps) and 50x lower latency time (about 1 millisecond). All this network expansion and new technology deployment requires sophisticated network monitoring and assurance of quality of the overall network.

OSP
Counterfeiting of bank notes and other goods is on the rise because counterfeiters now have access to a broad range of advanced but relatively low-cost imaging technologies and printing tools giving them the ability to create convincing simulations of actual documents and products for illicit purposes. At the same time, the penalties for counterfeiting can often be relatively modest when compared to the penalties for other crimes. We have decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment (“OVP®”), and more recently our Optically Variable Magnetic Pigment (“OVMP®”) technologies to protect the integrity of banknotes and other high-value documents by delivering optical effects that are very easy for consumers to recognize but also very difficult for counterfeiters to reproduce. We also provide optical technologies for government, healthcare, consumer electronics and industrial markets.
In addition to network and anti-counterfeiting solutions, we extend our technology expertise to solve complex problems and deliver unique solutions in other industries. For example, we manufacture and sell optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures.
Sales and Marketing
Communication service providers (“CSPs”), consisting of telecommunications, cable and cloud service providers, make up the majority of NE and SE revenues. We also market and sell our products to network-equipment manufacturers ("NEMs"), original equipment manufacturers (“OEMs”), enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around the markets our segments serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance, and cost requirements. We are also supported by a worldwide channel community, including Viavi’s Velocity Solution Partners who support our NE and SE segments.
A high level of support is a critical part of our strategy to develop and maintain long-term collaborative relationships with our customers. We develop innovative products by engaging our customers at the initial design phase and continue to build that relationship as our customers’ needs change and develop. Service and support are provided through our offices and those of our partners worldwide.
Additional Information
We were incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. We are the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999. In 2000 we acquired Optical Coatings Lab, Inc., which is currently part of our OSP business, and in 2005 we acquired Acterna, Inc. which is currently part of our Network and Service Enablement (“NSE”) business, which consists of our NE and SE segments. Following these acquisitions, we operated as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions. In August 2015, we separated our portfolio of businesses into two separate publicly-traded companies to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc.
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
In August 2015, we completed the Separation of the Lumentum business, which we believe will allow us to manage our remaining businesses with greater agility to respond to the rapidly changing dynamics of these markets. Following the Separation, we plan to focus on increasing our presence in higher-growth markets and realizing cost reductions from streamlined teams and site consolidations.

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
Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A - Risk Factors.
Business Segments
Following the Separation of the Lumentum business on August 1, 2015, we operated in two broad business categories: NSE and OSP. NSE operates in two reportable segments, NE and SE, whereas OSP operates as a single segment. Our NSE and OSP businesses each are organized with its own engineering, manufacturing and dedicated sales and marketing groups focused on each of the markets we serve to better support our customers and respond quickly to market needs. In addition, our segments share common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.
The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments.

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Network Enablement	55.7%	58.0%	61.5%
Service Enablement	16.9	19.9	16.8
Optical Security and Performance Products	27.4	22.1	21.7
Network Enablement
Our NE segment provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. They also support more profitable, higher-performing networks and facilitate time-to-revenue. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks.
Markets
Viavi’s NE segment provides solutions for CSPs, as well as NEMs and data center providers that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions support the development and production of network equipment, the deployment of next generation network technologies and services, and ensure a higher-quality customer experience.
Customers
NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, S.A.B. de C.V., AT&T Inc., British Telecommunications, Plc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Lumentum Holdings Inc., Time Warner Inc., and Verizon Communications Inc.
Following the separation from Lumentum, one NSE customer generated more than 10% of Viavi net revenue from continuing operations in fiscal 2014. During fiscal 2014 net revenue from AT&T Inc. represented 11.5% Viavi net revenue from continuing operations. No single customer accounted for more than 10% of Viavi net revenue from continuing operations during fiscal 2016 or 2015.
Trends
Our NE products are well positioned to meet next generation network technology deployment trends. Growing bandwidth demand combined with the rapid pace at which technology continues to evolve are impacting the way that NEMs and operators design, build and deploy new network systems and technologies. Integrating legacy and next generation network technology and services creates new challenges for communications service providers and impact service quality and reliability.
These trends are driving shifts in capital spending in network technologies related 100G Metro optical fiber deployment, a cable upgrade cycle to DOCSIS 3.1, a DSL access upgrade cycle to G.fast as well as increased wireless deployment of 4G/LTE with emerging 5G within the next five years. Our communication service provider customers continue to face pressure to increase their average revenue per user (“ARPU”) and are turning to our NE products solutions to reduce customer service call truck rolls through faster installation and repair completion and improve user satisfaction.
Strategy
We plan to continue evolving our test instrument portfolio and supporting software to maintain our current leadership position in field test instrumentation. We strive to deliver customer value that includes faster time to revenue, a quality end user experience, increased ARPU, reduced customer churn and lower operating expenses.
Competition
Our NE segment competes against various companies, including Anritsu Corporation, Exfo Inc., Ixia, NetScout Systems Inc. and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry.
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
Additionally, following the Separation we no longer sell products or services from the WaveReady product line. We also moved our Video Assurance products (formerly a component of Media, Access and Content) to our SE segment. For the purposes of providing year-over-year variance analysis in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K, we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
Service Enablement
Our SE segment is a provider of embedded systems and enterprise performance management solutions to global CSPs and enterprises with visibility into network, service and application data. Our portfolio of SE solutions - which primarily consist of instruments, microprobes and software - address the same lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks, as our NE portfolio. Our SE solutions allow carriers to remotely monitor performance and quality of network, service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection helps provide increased uptime, preserves revenue, and allows operators to better monetize their networks.
Markets
Our SE segment provides solutions and services primarily for communication service providers and enterprises that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions provide network and application visibility to enable more cost-effective ways to provide a higher-quality customer experience.
Customers
SE customers include similar CSPs, NEMs, government organizations, large corporate customers, and storage-segment customers that are served by our NE segment.
Trends
Our Service Enablement solutions portfolio is a result of several acquisitions made during the past several years to address the network industry shift to a more agile, flexible, programmable, and cost-effective virtualized software-centric network. CSPs along with hyperscale data centers are adopting SDN and NFV which our SE solutions address. Network operators require improved network visibility and intelligence in order to ensure reliable network and service performance as well as identify locations for more optimal network deployment and expansion. Traditional data centers are becoming legacy networks that are not programmable and difficult to integrate with third-party applications and have given rise to cloud networks that provide greater network agility and programmability. Our Enterprise product and solutions offerings address customers’ needs to support data center network traffic through application and performance monitoring. CSPs are increasingly demanding Ethernet assurance solutions to provide active performance monitoring and validate the quality of service of the networks.
While the network industry is shifting towards SDN and NFV, in fiscal 2016 we experienced a decline in SE net revenue compared to fiscal 2015 and certain growth products will require a longer investment cycle than originally expected. In accordance with the authoritative guidance, the Company recorded a goodwill impairment charge of $91.4 million related to our SE segment in fiscal 2016. Refer to “Note 9. Goodwill” included in Item 8 of this Annual Report on Form 10-K.
Strategy
We plan to evolve the SE portfolio and determine which products/solutions we believe will provide meaningful return on investment (“ROI”) and devote greater focus in these areas to drive profitability.
Competition
Our NE and SE segments compete against many of the same companies. Competitors of SE include NetScout Systems, Inc. Riverbed Technology, and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless monitoring solutions available in the service enablement industry.
Offerings
Viavi’s SE solutions are embedded network systems-including microprobes and software-that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams. These solutions provide enhanced network management, control, optimization and differentiation for our customers. Using these solutions, our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.
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
For the purposes of providing year-over-year variance analysis in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K, we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
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
Leveraging our expertise in spectral management and our unique high-precision coating capabilities, OSP provides a range of products and technologies for the consumer and industrial market, including, for example, 3D sensing optical filters.
OSP value-added solutions meet the stringent requirements of commercial and government customers. Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Markets
Our OSP segment delivers overt and covert features to protect governments and brand owners against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, government, healthcare and other markets. For example, optical filters are used in 3-D sensing products and other applications.
In addition, we offer custom color solutions that include innovative optically-based color-shifting and other features that provide product enhancement for brands in the automotive and other industries.
Customers
OSP serves customers such as FLIR Systems, Kingston Digital, Lockheed Martin and SICPA. Following the separation from Lumentum, one OSP customer generated more than 10% of Viavi net revenue from continuing operations. During fiscal 2016,

2015 and 2014, net revenue from SICPA represented 21.0%, 16.4% and 12.8%, respectively, of Viavi net revenue from continuing operations.
Trends
Counterfeiting of banknotes and other goods is on the rise because counterfeiters now have access to a broad range of advanced but relatively low-cost imaging technologies and printing tools, giving them the ability to create convincing simulations of actual documents and products for illicit purposes. At the same time, the penalties for counterfeiting can often be relatively modest when compared to the penalties for other crimes. As a result of these trends, demand is increasing for sophisticated overt anti-counterfeiting features, such as Viavi’s OVP® and OVMP® technologies, which are easy for consumers to validate without the use of special tools but are difficult to create or simulate using conventional printing technology.
The aerospace, defense, consumer electronics and medical/environmental instrumentation markets require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of sophisticated systems. Our custom optics products offer an array of advanced technologies and precision optics-from the UV to the far IR portion of the light spectrum to meet the specific requirements of our customers.
Strategy
Our strategy is to expand our position as a leading global supplier of anti-counterfeiting technologies to our customers by providing new optical features that deliver innovative visual effects and new applications which extend the range of delivery mechanisms for our technologies. We also plan to continue to advance our growth strategy in 3-D sensing and other applications for consumer electronics. In addition, we plan to continue leveraging our intellectual property and leading expertise in optics, light management and material science to develop new solutions in the government and healthcare markets.
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
Consumer and Industrial: Our OSP business manufactures and sells optical filters for 3-D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures.
Government: Viavi products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Healthcare and Other Markets: Viavi provides multicavity and linear variable optical filters on a variety of substrates for applications including, thermal imaging, and spectroscopy and pollution monitoring. We also develop and manufacture miniature spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceuticals, government and other markets.
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
In January 2014, we completed the acquisition of Network Instruments, a privately-held U.S. company and leading developer of enterprise network and application-performance management solutions for global 2000 companies. The acquisition further strengthened our position as a key solutions provider to the enterprise, data center and cloud networking markets. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. We acquired all outstanding shares of Network Instruments for a total purchase price of approximately $208.5 million in cash. This acquisition was integrated into our SE segment.
 In December 2013, we acquired certain technology and other assets from Trendium, a privately-held provider of real-time intelligence software solutions for customer experience assurance (“CEA”), asset optimization and monetization of big data for 4G/LTE mobile network operators. The addition of Trendium employees and technology enabled the Company to introduce a new paradigm of CEA in our Assurance solutions, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. We acquired certain technology and other assets from Trendium for a total purchase price of approximately $26.1 million in cash. This acquisition was integrated into SE segment.
Please refer to “Note 6. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2016, 2015 and 2014.
Restructuring Programs
We continue to engage in targeted restructuring events intended to consolidate our operations, and align our businesses in response to market conditions and our current investment strategy. Subsequent to the Separation of the Lumentum business, we focused on streamlining our teams to gain greater cost efficiencies as we transition from a portfolio company to a more agile company focused on our NSE and OSP businesses. In fiscal 2016, we initiated restructuring plans in our NE and SE segments as well as our shared service function as part of this ongoing commitment. We also continued to restructure and reorganize our segments to eliminate certain positions by consolidating and shifting resources in our sales, manufacturing and R&D functions to focus on our strategic growth areas and optimize our operational efficiency.
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and “Note 12. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.
Research and Development
During fiscal 2016, 2015 and 2014, we incurred R&D expenses of $166.4 million, $173.3 million, and 161.8 million, respectively. The number of employees engaged in R&D was approximately 800 as of July 2, 2016.
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

Manufacturing
As of July 2, 2016 significant manufacturing facilities for our NE, SE and OSP segments were located in China, France, Germany, Korea and the United States and our significant contract manufacturing partners were located in China and Mexico.
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
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 2, 2016, we owned approximately 700 U.S. patents and 925 foreign patents and have 500 patent applications pending throughout the world.
Backlog
Backlog consists of purchase orders for services and products for which we have assigned shipment dates. As of July 2, 2016 and June 27, 2015, our backlog was approximately $234 million for both periods, excluding the backlog related to Lumentum as of June 27, 2015.
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
We employed approximately 3,000 employees as of July 2, 2016, which included approximately 900 employees in manufacturing, 800 employees in R&D, 850 employees in sales and marketing, and 450 employees in general and administration. This compared to a workforce of approximately 4,900 and 5,100 as of June 27, 2015 and June 28, 2014, respectively, which also included employees who transferred to Lumentum as part of the Separation. On August 1, 2015, approximately 1,700 employees were transferred to Lumentum as part of the separation of the Lumentum business which included approximately 850 employees from manufacturing, 550 employees from R&D, 150 employees from sales and marketing and 150 employees general and administration.
Similar to other technology companies, we rely upon our ability to use “Full Value Awards” (as defined below) and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards refer to Restricted Stock Units (“RSUs”) and performance-based RSUs that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. The performance-based RSUs are also referred to as Market Stock Units and have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.
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
We incurred net losses of $99.2 million, $88.1 million and $17.8 million in fiscal 2016, 2015 and 2014, respectively. Historically, Viavi operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period was impacted by both revenue and product mix due to the fact that gross margin varies significantly across our product portfolio and business segments. While we recently completed the separation of our Lumentum business, this variability continues to be a factor across our remaining business segments.
Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and can impair our profitability objectives. Specific factors that may undermine our financial objectives include, among others:

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
The separation of the Lumentum business could result in substantial tax liability to us and our stockholders.
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
We hired a new President and Chief Executive Officer in February 2016 and a new Chief Financial Officer in September 2015. In addition, during fiscal year 2016 we made leadership changes in several other key functions throughout the Company, including HR, IT and others. The extent of our management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Economic conditions worldwide have from time to time contributed to slowdowns in the technology industry at large, as well as to the specific segments and markets in which we operate. The global economic downturn that began in 2008 led to increased uncertainty in the timing and overall demand from our customers which has continued despite the economic recovery that has occurred in some sectors. Continuing concerns about global economic conditions could decrease or delay customer spending, increase price competition for our products, increase our risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue. Continued economic challenges could further negatively impact our operations by affecting the solvency of our customers, the solvency of our key suppliers or the ability of our customers to obtain credit to finance purchases of our products. In particular, we have seen recent demand for our products affected by economic uncertainty in Europe and Latin America. If the global economy and credit markets deteriorate and our future sales decline, our financial condition and results of operations would likely be materially adversely impacted.
In addition, we have significant long-lived assets recorded on our balance sheet. We evaluate intangible assets and goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. If the carrying value of the reporting unit is greater than its fair value a second step is performed to calculate any impairment. When testing goodwill for impairment during the fourth quarter of fiscal 2016, we concluded that the carrying value of the SE reporting unit was higher than its fair value. Accordingly step two of the impairment analysis was performed which indicated that all of the entire SE goodwill balance was impaired resulting in an impairment charge of $91.4 million. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. Although the analysis indicated only the SE reporting unit was impaired, we will continue to monitor the remaining reporting units which had an excess fair value over carrying value as of the date of annual impairment assessment. As of July 2, 2016 our NE and OSP reporting goodwill balances were $143.8 million and $8.3 million, respectively.
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
Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•
difficulties and costs in integrating or disintegrating the operations, technologies, products, IT and other systems, facilities, and personnel of the affected businesses, particularly the separation of the Lumentum business;

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
Net revenue from customers outside the Americas accounted for 48.9%, 44.3% and 45.3% of our total net revenue, for fiscal 2016, 2015 and 2014 respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.
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
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The SEC adopted rules requiring public companies to include a report by management on the effectiveness of the Company’s internal control over financial reporting in their annual reports on Form 10-K. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. Although we review our internal control over financial reporting in order to ensure compliance with these requirements, in August 2016 we determined that we had a material weakness related to an error in the determination of interim income taxes issue which caused our independent registered public accounting firm to issue a qualified report on our Consolidated Financial Statements included in this Annual Report on Form 10-K. The

Company will implement an enhanced process and design a control to ensure a more precise review of the interim income tax provision beginning in the first quarter of fiscal 2017. In accordance with the Company’s internal control over financial reporting compliance program, the material weakness designation cannot be remediated in full until the enhanced processes have been operational for a period of time and successfully tested. Such remediation is anticipated to be completed later in fiscal 2017. Additionally, if we or our independent registered public accounting firm is not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed in the future, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a qualified report. Furthermore, we may discover that the internal controls of businesses we acquire are inadequate or changes to our existing businesses may impact the effectiveness of our internal controls. These situations could require us to make changes to our internal controls and could cause our independent registered public accounting firm to issue a qualified report, which could result in a loss of investor confidence in the reliability of our financial statements, and could negatively impact our stock price.
In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, which could dilute our existing stockholders and lower our reported earnings per share.
We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”). The issuance of the 2033 Notes substantially increased our principal payment obligations. Additionally, in fiscal 2016 we contributed $137.6 million in cash to Lumentum in connection with the separation of the Lumentum business, subject to the requirements as set forth in the Contribution Agreement between the Company and Lumentum Operations LLC. All of the obligations related to the 2033 Notes are being retained by the Company. Following the separation we had substantially lower cash flow which increased our leverage. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2033 Notes are entitled to convert the 2033 Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.
As of July 2, 2016, we had U.S. federal and state net operating losses, or NOLs, of $5,008.3 million and $886.0 million, respectively, and U.S. federal and state tax credit carryforwards of $100.7 million and $39.6 million, respectively, which may be utilized against future income taxes. Utilization of these NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
Furthermore, we may not be able to generate sufficient taxable income to utilize our NOLs and tax credit carryforwards before they expire. Due to uncertainty regarding the timing and extent of our future profitability, we continue to record a valuation allowance to offset our U.S. and certain of our foreign deferred tax assets because of uncertainty related to our ability to utilize our NOLs and tax credit carryforwards before they expire.
If any of these events occur, we may not derive some or all of the expected benefits from our NOLs and tax credit carryforwards.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in 23 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 54,000 square feet is located in Milpitas, California. As of July 2, 2016, our leased and owned properties in total were approximately 1.2 million square feet, of which approximately 18,000 square feet is owned. Larger leased sites include properties located in China, France, Germany, and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.

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
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “VIAV.” Prior to the separation of the Lumentum business, our common stock was traded on the NASDAQ Global Select Market under the symbol “JDSU.” As of July 29, 2016 we had 232,298,097 shares of common stock outstanding. The closing price on July 29, 2016 was $7.13.
On August 1, 2015, we completed the previously announced distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi’s stockholders (the “Distribution”). JDSU was renamed Viavi Solutions Inc. and, at the time of the Distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. We agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, we have committed to liquidate these shares within three years from the Distribution. The Distribution was made to Viavi’s stockholders of record as of the close of business on July 27, 2015 (the “Record Date”), who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on the Record Date and not sold prior to August 4, 2015. Viavi stockholders received cash in lieu of any fractional shares of Lumentum common stock. Our trading commenced “regular-way” trading on August 4, 2015 on NASDAQ under the ticker symbol “VIAV.”
The following table summarizes the high and low intraday sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2016 and 2015. The stock prices in the following table prior to August 4, 2015, the date of “regular-way” trading commenced following the Lumentum separation, have not been adjusted for the distribution.

	High	Low
Fiscal 2016
Fourth Quarter	$7.20	$5.93
Third Quarter	6.94	4.68
Second Quarter	6.56	5.45
First Quarter subsequent to August 3, 2015	6.88	4.99
First Quarter through August 3, 2015	12.00	10.68

Fiscal 2015
Fourth Quarter	$13.65	$11.85
Third Quarter	14.12	12.00
Second Quarter	14.25	11.35
First Quarter	13.88	10.26
As of July 29, 2016, we had 3,793 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During the fourth quarter of the fiscal 2016 we made the following repurchases of our common stock (in millions, except shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2016 to April 30, 2016	—	$—	—	$—
May 1, 2016 to May 28, 2016 (1)	2,100	6.00	2,100	100.0
May 29, 2016 to July 2, 2016 (1)	674,913	6.60	677,013	95.5
	677,013	$6.60	677,013	$95.5

(1)
Repurchases were made in open market transactions pursuant to the program announced in February 2016. In February 2016, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions. The program expires on February 1, 2017.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2011 and ending June 2016 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index, and (iv) the NASDAQ Telecommunications Index. The table below presents our stock performance prior to the separation of the Lumentum business as traded on the NASDAQ Global Select Market under the symbol “JDSU.” Historical stock price performance is not necessarily indicative of future stock price performance. For the purpose of this graph, the distribution of approximately 80.1% of the outstanding common stock of Lumentum to our stockholders, pursuant to which Lumentum became an independent company, is treated as a non-taxable cash dividend of $21.15 for every five shares of Viavi common stock held, an amount equal to the closing price of Lumentum common stock on August 4, 2015 which was deemed reinvested in Viavi common stock at the closing price on August 4, 2015.
*$100 invested on 6/30/11 in stock or index.

	6/11	6/12	6/13	6/14	6/15	6/16
Viavi	$100.00	$66.03	$86.37	$74.85	$69.15	$66.77
S&P 500	100.00	103.14	121.63	148.43	156.22	158.93
NASDAQ Composite	100.00	105.82	122.71	158.94	179.80	174.60
NASDAQ Telecommunications	100.00	86.92	108.02	122.81	124.88	123.62

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of Viavi (in millions, except share and per share amounts) for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the other financial information included in Item 8 of this Annual Report on Form 10-K. The selected financial data presented in this section is not intended to replace the consolidated financial statements included in this report.

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(8)(9)	(7)(8)	(5)(6)(8)	(1)(2)(3)(4)(8)	(1)(8)
Consolidated Statements of Operations Data:
Net revenue	$906.3	$873.9	$926.9	$909.1	$936.6
(Loss) income from continuing operations, net of tax	(50.4)	(131.4)	(74.6)	11.0	(65.3)
(Loss) income from discontinued operations, net of tax	(48.8)	43.3	56.8	46.0	9.7
Net (loss) income	$(99.2)	$(88.1)	$(17.8)	$57.0	$(55.6)

Net (loss) income per share from - basic and diluted:
Continuing operations	$(0.22)	$(0.57)	$(0.32)	$0.04	$(0.28)
Discontinued operations	(0.20)	0.19	0.24	0.20	0.04
Net (loss) income	$(0.42)	$(0.38)	$(0.08)	$0.24	$(0.24)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013	June 30, 2012
	(8)(9)	(7)(8)	(5)(6)	(2)(3)(4)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments, and restricted cash	$979.8	$825.6	$881.3	$515.9	$752.7
Working capital	985.3	1,004.6	1,001.1	682.6	948.9
Total assets	1,683.1	2,217.8	2,351.9	1,715.2	1,869.5
Long-term obligations	767.4	730.0	755.8	206.2	176.6
Total stockholders’ equity	689.3	1,101.4	1,187.7	1,161.3	1,038.8

(1)
During the first quarter of fiscal 2013, we entered into a definitive agreement to sell the hologram business (“Hologram Business”) within our OSP segment, which subsequently closed on October 12, 2012. As a result, the operations of the Hologram Business have been presented as discontinued operations for all periods presented.

(2)
During the third quarter of fiscal 2013, we acquired Arieso Ltd. (“Arieso”) in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statements of Operations for fiscal 2013 included the results of Arieso subsequent to March 7, 2013 and the Consolidated Balance Sheet as of June 29, 2013 included Arieso’s financial position.

(3)
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

(4)
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

(6)
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

(7)	In the third quarter of fiscal 2015, we recognized a $21.8 million tax benefit upon the settlement of an audit in a non-U.S. jurisdiction.

(8)
During the first quarter of fiscal 2016, we completed the Separation. As a result, the operations of the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Statements of Operations and in the Consolidated Balance Sheet as of June 27, 2015.

(9)
During the fourth quarter of fiscal 2016, the Company recorded a $91.4 million goodwill impairment charge related to the SE reporting unit in the Consolidated Statements of Operations. Refer to “Note 9. Goodwill” for more information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Our Industries and Developments
Viavi, formerly JDSU, is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets. On August 1, 2015, we completed the separation of our optical components and lasers business and created two publicly traded companies:

•	an optical components and commercial lasers company named Lumentum, consisting of our CCOP segment and the WaveReady product line within our NE segment; and

•	a network and service enablement and optical coatings company, renamed Viavi, consisting of our NE, SE and OSP segments.
In connection with the Separation we distributed approximately 80.1% of the outstanding shares of Lumentum common stock to our stockholders on August 1, 2015. The Company was renamed Viavi and, at the time of the distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Activities related to the Lumentum business have been presented as discontinued operations in all periods of the Company’s consolidated financial statements in this Annual Report on Form 10-K and the accompanying disclosures, discussion and analysis herein pertains to the Company’s continuing operations, unless noted otherwise.
As discussed in “Note 9. Goodwill” to our consolidated financial statements of this Annual Report on Form 10-K, we evaluate goodwill for impairment at least annually, or on an interim basis between annual tests when events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying value. In the fourth quarter of fiscal 2016 we recorded a goodwill impairment charge of $91.4 million, the full amount of SE’s goodwill balance, in the accompanying Consolidated Statements of Operations. The impairment was determined as we completed our annual operating plan for fiscal 2017 in the fourth quarter which revealed a longer investment cycle will be needed for certain growth products within the SE segment, coupled with a decline in the segment’s revenue and operating profitability in fiscal 2016. Refer to “Note 9. Goodwill” for more information.
To serve our markets, during fiscal 2016 we operated the following business segments:
•Network Enablement
•Service Enablement
•Optical Security and Performance Products
Network Enablement
NE provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. They also support more profitable, higher-performing networks and facilitate time-to-revenue.
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major NEMs, operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by network-equipment manufacturers (“NEMs”) in the design and production of next-generation network equipment.
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

NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, S.A.B. de C.V., AT&T Inc., British Telecommunications, Plc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Lumentum Holdings Inc., Time Warner Inc., and Verizon Communications Inc.
Service Enablement
SE provides embedded systems and enterprise performance management solutions to global CSPs and enterprises. These systems and solutions provide visibility into network, service and application data. Our portfolio of SE solutions - which primarily consist of instruments, microprobes and software - address the same lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks, as our NE portfolio. Our SE solutions allow carriers to remotely monitor performance and quality of network, service and applications performance throughout the entire network. Remote monitoring decreases operating expenses, while early detection helps provide increased uptime, preserves revenue, and allows operators to better monetize their networks.
Viavi’s SE solutions are embedded network systems-including microprobes and software-that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams. These solutions provide enhanced network management, control, optimization and differentiation for our customers. Using these solutions, our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.
SE customers include similar CSPs, NEMs, government organizations, large corporate customers, and storage-segment customers that are served by our NE segment.
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
Leveraging our expertise in spectral management and our unique high-precision coating capabilities, OSP provides a range of products and technologies for the consumer and industrial market, including, for example, 3D sensing optical filters.
OSP value-added solutions meet the stringent requirements of commercial and government customers. Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
OSP serves customers such as FLIR Systems, Kingston Digital, L-3 Communications, Lockheed Martin and SICPA.
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
Services
Revenue from services and system maintenance is recognized on a straight-line basis over the term of the contract. Revenue from professional service engagements is recognized once its delivery obligation is fulfilled. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. We also generate service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.

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

•	Non-software and software-related products are bifurcated based on a relative selling price

•	Software-related products are separated into units of accounting if all of the following criteria are met:

◦	The functionality of the delivered element(s) is not dependent on the undelivered element(s).

◦	There is VSOE of fair value of the undelivered element(s).

◦	Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).
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
In the fourth quarter of fiscal 2016 we recorded a goodwill impairment charge of $91.4 million, the full amount of SE’s goodwill balance, in the accompanying Consolidated Statements of Operations. The impairment was determined as we completed our annual operating plan for fiscal 2017 in the fourth quarter which revealed a longer investment cycle will be needed for certain growth products within the SE segment, coupled with a decline in the segment’s revenue and operating profitability in fiscal 2016. Refer to “Note 9. Goodwill” for more information.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, we have determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to our ability to utilize our net operating loss carryforwards before they expire. Accordingly, we have established a valuation allowance for such deferred tax assets. If there is a change in our ability to realize our deferred tax assets for which a valuation allowance has been established, then our tax provision may decrease in the period in which we determine that realization is more likely than not. Likewise, if we determine that it is not more likely than not that our deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and our tax provision may increase in the period in which we make the determination.
The authoritative guidance on accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Segment net revenue:
NE	55.7%	58.0%	61.5%
SE	16.9	19.9	16.8
OSP	27.4	22.1	21.7
Net revenue	100.0	100.0	100.0
Cost of sales	37.4	36.8	39.4
Amortization of acquired technologies	1.9	3.7	3.7
Gross profit	60.7	59.5	56.9
Operating expenses:
Research and development	18.4	19.8	17.5
Selling, general and administrative	38.7	43.1	41.5
Goodwill impairment	10.1	—	—
Amortization of other intangibles	1.6	2.2	1.7
Restructuring and related charges	1.2	3.1	2.2
Total operating expenses	70.0	68.2	62.9
Loss from operations	(9.3)	(8.7)	(6.0)
Interest and other income (expense), net	0.3	0.5	(0.1)
Gain on sale of investments	7.8	—	—
Interest expense	(3.9)	(3.8)	(3.2)
Loss from continuing operations before income taxes	(5.1)	(12.0)	(9.3)
(Benefit from) provisions for income taxes	0.5	3.0	(1.3)
(Loss) income from continuing operations, net of tax	(5.6)	(15.0)	(8.0)
Loss from discontinued operations, net of tax	(5.3)	4.9	6.1
Net (loss) income	(10.9)%	(10.1)%	(1.9)%

Financial Data for Fiscal 2016, 2015 and 2014
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2016	2015	Change	Percent Change	2015	2014	Change	Percent Change
Segment net revenue:
NE	$504.6	$506.8	$(2.2)	(0.4)%	$506.8	$570.1	$(63.3)	(11.1)%
SE	153.6	174.3	(20.7)	(11.9)	174.3	156.0	18.3	11.7
OSP	248.1	192.8	55.3	28.7	192.8	200.8	(8.0)	(4.0)
Net revenue	$906.3	$873.9	$32.4	3.7%	$873.9	$926.9	$(53.0)	(5.7)%

Amortization of acquired technologies	$17.3	$31.9	$(14.6)	(45.8)%	$31.9	$34.1	$(2.2)	(6.5)%
Percentage of net revenue	1.9%	3.7%			3.7%	3.7%

Gross profit	549.7	520.1	$29.6	5.7%	520.1	527.8	$(7.7)	(1.5)%
Gross margin	60.7%	59.5%			59.5%	56.9%

Amortization of intangibles	14.6	19.5	(4.9)	(25.1)%	19.5	15.5	4.0	25.8%
Percentage of net revenue	1.6%	2.2%			2.2%	1.7%

Research and development	166.4	173.3	(6.9)	(4.0)%	173.3	161.8	11.5	7.1%
Percentage of net revenue	18.4%	19.8%			19.8%	17.5%

Selling, general and administrative	351.1	376.3	(25.2)	(6.7)%	376.3	384.8	(8.5)	(2.2)%
Percentage of net revenue	38.7%	43.1%			43.1%	41.5%

Impairment of goodwill	91.4	—	91.4	100.0%	—	—	—	—%
Percentage of net revenue	10.1%	—%			—%	—%

Restructuring and related charges	10.5	26.8	(16.3)	(60.8)%	26.8	21.3	5.5	25.8%
Percentage of net revenue	1.2%	3.1%			3.1%	2.2%

Gain on sale of investments	71.6	0.1	71.5	71,500.0%	0.1	0.4	(0.3)	(75.0)%
Percentage of net revenue	7.8%	—%			—%	—%

Provision for (benefit from) income taxes	4.5	26.1	(21.6)	(82.8)%	26.1	(11.2)	37.3	(333.0)%
Percentage of net revenue	0.5%	3.0%			3.0%	(1.3)%

Loss (income) from discontinued operations, net of tax	(48.8)	43.3	(92.1)	(212.7)%	43.3	56.8	(13.5)	(23.8)%
Percentage of net revenue	(5.4)%	4.9%			4.9%	6.1%

Foreign Currency Impact on Results of Operations
While the majority of our net revenue and operating expenses are denominated in U.S. dollar, a portion of our international operations are denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates may significantly affect revenue and expenses. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We have presented below “constant dollar” comparisons of our net sales and operating expenses which exclude the impact of currency exchange rate fluctuations. Constant dollar net revenue and operating expenses are non-GAAP financial measures, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management believes these non-GAAP measures, when considered in conjunction with the corresponding U.S. GAAP measures, may facilitate a better understanding of changes in net revenue and operating expenses.
Fiscal 2016 and 2015
If currency exchange rates had been constant in fiscal 2016 and fiscal 2015, our consolidated net revenue in “constant dollars” would have increased by approximately $22 million, or 2.5% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2016 and fiscal 2015, our consolidated operating expenses in “constant dollars” would have increased by approximately $16 million, or 1.8% of net revenue.
Fiscal 2015 and 2014
During the second half of fiscal 2015, the significant strengthening of the U.S. Dollar relative to certain other foreign currencies (namely the Euro, Japanese Yen and Canadian Dollar) had an unfavorable impact on our reported international net revenues but a favorable impact on our reported international operating expenses because these amounts were translated at lower rates in fiscal 2015 than in fiscal 2014. If currency exchange rates had been constant in fiscal 2015 and fiscal 2014, our consolidated net revenue in “constant dollars” would have increased by approximately $15 million, or 1.7% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2015 and fiscal 2014, our consolidated operating expenses in “constant dollars” would have increased by approximately $11 million, or 1.3% of net revenue.
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
Fiscal 2016 and 2015
Net revenue increased by $32.4 million, or 3.7%, during fiscal 2016 compared to fiscal 2015. This increase was primarily due to an increase in our OSP segment, partially offset by decreases in our SE and NE segments as discussed below.
Product revenues increased by $37.6 million, or 4.9%, during fiscal 2016 compared to fiscal 2015. This increase was driven by $62.4 million of product revenue increases from our OSP and NE segments, primarily due to higher demand for our Anti-Counterfeiting product line in our OSP segment as discussed below. This was partially offset by a $24.8 million product revenue decrease from our SE segment primarily due to a decline in our more mature Assurance solutions.
Service revenues decreased $5.2 million, or 5.1%, during fiscal 2016 compared to fiscal 2015. This decrease was driven by a $9.6 million decline in service revenue from our NE segment primarily related to the release of new product offerings impacting the timing of renewals for support and maintenance contracts, coupled with lower revenue from repair services. This was partially offset by $4.4 million of service revenue increases from our SE and OSP segments driven by maintenance and support contracts for our Enterprise offerings in our SE segment.

NE net revenue remained relatively flat, decreasing by $2.2 million, or 0.4%, during fiscal 2016 compared to fiscal 2015. This was driven by $21.7 million of net revenue decreases from our Wireline and Wireless offerings, partially offset by $19.5 million of net revenue increases from our Lab offerings. Wireline and Wireless net revenue decreased in the fiscal 2016 primarily as the prior period reflected Wireline net revenue from a significant ramp for a one-time project from a key customer, coupled with lower services revenue. This was partially offset by strength in our fiber lab and field test instruments driven by “FTTH” and “Fiber for Wireless Backhaul” deployments in North America and 100G deployments globally as well as higher demand for our optical transport products.
SE net revenue decreased by $20.7 million, or 11.9%, during fiscal 2016 compared to fiscal 2015. This decrease was driven by $23.5 million of net revenue decreases from our Assurance and Wireless Solutions offerings primarily due to a change in product mix as our more mature offerings declined at a steeper pace than the growth in our new offerings. This was partially offset by $2.8 million of net revenue increases from our Enterprise offerings.
OSP net revenue increased by $55.3 million, or 28.7%, during fiscal 2016 compared to fiscal 2015. This increase was driven by net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from an increase in currency reprinting and bank-note redesigns over the normal run-rate in fiscal 2016, coupled with net revenue growth in our Consumer and Industrial and Government product lines.
Fiscal 2015 and 2014
Net revenue decreased by $53.0 million, or 5.7%, during fiscal 2015 compared to fiscal 2014. This decrease was primarily due to a decrease in our NE and OSP segments, partially offset by an increase in our SE segment as discussed below.
Product revenues decreased by $43.7 million, or 5.4%, during fiscal 2015 compared to fiscal 2014. This decrease was driven by $75.3 million of product revenue decreases from our NE and OSP segments primarily due to a reduction in CSP spending impacting demand for our instruments products in our NE segment. This was partially offset by a $31.6 million increase in product revenue from our SE segment driven by the acquisition of Network Instruments in the second half of fiscal 2014.
Service revenues decreased $9.3 million, or 8.3%, during fiscal 2015 compared to fiscal 2014. This decrease was driven by a $13.3 million decrease in service revenue from our SE segment primarily due to a decline in our more mature Assurance solutions. This was partially offset by $4.0 million of service revenue increase from our NE and OSP segments driven by NE repair services.
NE net revenue decreased by $63.3 million or 11.1%, during fiscal 2015 compared to fiscal 2014. This decrease was driven by $74.7 million of net revenue decreases from our Wireline and Lab offerings primarily due to a reduction in CSP spending driven by lower demand from key customers. This was partially offset by $11.4 million of net revenue increases for our Wireless offerings driven by demand from CSPs.
SE net revenue increased by $18.3 million, or 11.7%, during fiscal 2015 compared to fiscal 2014. This increase was driven by $30.7 million of net revenue increases from incremental net revenue from our Enterprise offerings which we acquired in the third quarter of fiscal 2014, coupled with revenue growth from our Wireless Solutions. This was partially offset by $12.4 million of net revenue decreases primarily driven by a decline in our more mature Assurance solutions.
OSP net revenue decreased by $8.0 million, or 4.0%, during fiscal 2015 compared to fiscal 2014. This decrease was driven by $35.1 million of net revenue decreases primarily from the planned exit of legacy products which was completed at the end of fiscal 2015 and lower demand from a key customer for 3-D sensing products in our Consumer and Industrial product line. This was partially offset by $27.1 million of net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products.
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

In fiscal 2017, we expect to continue to see a decline in net revenue from our more mature Assurance and Wireless Solutions within our SE segment. In our OSP segment, we expect Anti-Counterfeiting net revenue to decline in fiscal year 2017 from 2016 levels, as currency reprinting and banknote redesigns return to normal run rates; however, we expect growth drivers for the Anti-Counterfeiting business to remain intact in the long-term.
Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and Europe Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (dollars in millions):

	Years Ended
	July 2, 2016		June 27, 2015		June 28, 2014
Americas:
United States	$396.6	43.8%	$424.3	48.5%	$448.6	48.4%
Other Americas	66.0	7.3%	62.5	7.2%	58.8	6.3%
Total Americas	$462.6	51.1%	$486.8	55.7%	$507.4	54.7%

Asia-Pacific	$166.3	18.3%	$144.5	16.5%	$140.9	15.2%

EMEA:
Switzerland	$135.6	15.0%	$97.7	11.2%	$98.0	10.6%
Other EMEA	141.8	15.6%	144.9	16.6%	180.6	19.5%
Total EMEA	$277.4	30.6%	$242.6	27.8%	$278.6	30.1%

Total net revenue	$906.3	100.0%	$873.9	100.0%	$926.9	100.0%
Net revenue is assigned to geographic regions based on customer shipment locations. Net revenue from customers outside the Americas for the fiscal years ended 2016, 2015 and 2014 represented 48.9%, 44.3% and 45.3% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2016 increased 1.2 percentage points to 60.7% from 59.5% in fiscal 2015. This increase was primarily due to a $14.6 million reduction in amortization of developed technology driven by certain intangible assets becoming fully amortized during fiscal 2015, coupled with an improvement in gross margin from our OSP segment primarily due to favorable product mix with higher anti-counterfeiting revenue in fiscal 2016. This was partially offset by lower gross margin in our SE segment and a change in overall segment mix as our OSP segment, whose products generally carry a lower gross margin than our NE and SE products, represented a higher percentage of our total net revenue in fiscal 2016.
Gross margin in fiscal 2015 increased 2.6 percentage points to 59.5% from 56.9% in fiscal 2014. This increase was primarily due to an improvement in gross margin within our SE and OSP segments driven by the addition of our higher-margin Enterprise product line acquired in the third quarter of fiscal 2014 in our SE segment, coupled with increased revenue from higher margin anti-counterfeiting products and the exit of lower margin legacy products in our OSP segment.
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
Research and Development
R&D expense decreased by $6.9 million, or 4.0%, during fiscal 2016 compared to fiscal 2015. This decrease was primarily due to a $3.6 million in-process research and development (“IPR&D”) impairment charge in the prior year related to a fiscal 2014 acquisition, coupled with $4.0 million net cost savings realized from our strategic restructuring activities related to site consolidations, reorganizations, and the insourcing or outsourcing of R&D activities to align our investment strategy following the Separation. This was partially offset by various other incremental expenses incurred, including additional cost as fiscal 2016 was a 53-week fiscal year and contained one additional week compared to fiscal 2015. As a percentage of net revenue R&D decreased by 1.4 percentage points during fiscal 2016 compared to fiscal 2015 as the Company continues to execute targeted cost savings initiatives.
R&D expense increased by $11.5 million, or 7.1%, during fiscal 2015 compared to fiscal 2014. This increase was primarily driven by a $4.5 million increase in employee compensation expense primarily due to our ongoing investment in R&D and our strategic acquisitions in the second and third quarters of fiscal 2014. Also contributing to the increase was a $3.6 million IPR&D impairment charge in fiscal 2015 related to a fiscal 2014 acquisition. As a percentage of net revenue, R&D increased 2.3 percentage points in fiscal 2015 as we continued to invest in our portfolio to develop new technologies, products and services that offer our customers increased value and strengthen our position in our core markets, coupled with lower net revenue as discussed above.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $25.2 million, or 6.7%, in fiscal 2016 compared to fiscal 2015. This decrease was primarily due to a $30.5 million reduction in labor, benefits and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts coupled with incremental charge from modification of equity awards pursuant to Change of Control Benefits Plan covering spin-off in the prior year that were not there this year. This was partially offset by an $8.4 million charge in fiscal 2016 related to a litigation ruling impacting our pension obligation. As a percentage of net revenue, SG&A decreased by 4.4 percentage points in fiscal 2016 primarily driven by our strategic cost reduction efforts to optimize our expense structure.
SG&A expense decreased by $8.5 million, or 2.2%, in fiscal 2015 compared to fiscal 2014. This decrease was primarily due to $17.4 million of various reductions including lower labor and benefits expense primarily related to our continuing cost reduction efforts and strategic initiatives in preparation for the Separation. This was partially offset by $11.4 million of Viavi-specific incremental charges for professional fees and additional personnel costs to complete the Separation. As a percentage of net revenue, SG&A increased by 1.6 percentage points in fiscal 2015 primarily due to costs incurred related to the separation of the Lumentum business coupled with lower net revenue as discussed above.
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
Impairment of Goodwill
During the fourth quarter of fiscal 2016 the Company impaired the full balance of SE goodwill of $91.4 million which is presented as “Impairment of goodwill” in the accompanying Consolidated Statements of Operations. The impairment was determined in the fourth quarter of fiscal 2016 as the Company completed its annual operating plan for fiscal 2017 which revealed a longer investment cycle will be needed for certain growth SE products, coupled with the decline in SE net revenue and operating profitability in fiscal 2016. Refer to “Note 9. Goodwill” for more information on goodwill including our valuation approach and assumptions.
Amortization of Intangibles
Amortization of intangibles for fiscal 2016 decreased $19.5 million, or 37.9%, to $31.9 million from $51.4 million in fiscal 2015.  This decrease is driven by a $14.6 million reduction in amortization of developed technology primarily due to certain significant intangible assets becoming fully amortized in the fourth quarter of fiscal 2015.
Amortization of intangibles for fiscal 2015 increased $1.8 million, or 3.6%, to $51.4 million from $49.6 million in fiscal 2014. The increase is due incremental amortization of intangible assets from our fiscal 2015 acquisitions, offset by certain significant intangible assets becoming fully amortized.
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
Trendium Acquisition
Trendium was acquired in the second quarter of fiscal 2014 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, Trendium was in the process of developing network probe software and next generation service assurance solutions. During fiscal 2015, we recorded a $3.6 million IPR&D impairment charge related to the fiscal 2014 acquisition of Trendium in accordance with the authoritative accounting guidance. The charge was recorded to Research and development (“R&D”) expense in the Consolidated Statements of Operations. During fiscal 2016, we completed our in-process research and development (“IPR&D) project related to the acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of thirty-six months.
Restructuring and Related Charges
From time to time, we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $20 million excluding any one-time charge as a result of the restructuring activities initiated in the past year. We have reinvested and plan to reinvest a portion of our cost savings into R&D and new products that we believe will further differentiate us in the marketplace. See “Note 12. Restructuring and Related Charges” for more information.
As of July 2, 2016, our total restructuring accrual was $18.0 million.
During fiscal 2016, we recorded $10.5 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During May and June of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation in as part of Viavi’s continued commitment for a more cost effective organization. As a result, a restructuring charge of $8.8 million was recorded for severance and employee benefits for approximately 190 employees primarily in manufacturing, R&D, and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2017.

ii.
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Viavi’s ongoing commitment for an agile and more efficient operating structure. As a result, a restructuring charge of $2.4 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing, R&D, and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2017.

iii.	A restructuring benefit of $1.0 million primarily related to a reduction in the number of employees impacted by the Central Finance and IT Restructuring Plan.
During fiscal 2015, we recorded $26.8 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further,

Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the Separation. As a result, a restructuring charge of $24.9 million was recorded for severance and employee benefits for approximately 330 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.

ii.	A restructuring charge of $1.9 million for previously announced restructuring plans.
During fiscal 2014, we recorded $21.3 million in restructuring and related charges which were primarily the result of the following:

i.
During the fourth quarter of fiscal 2014, Company management ("Management") approved a plan in the NE segment to realign its operations and strategy to allow for greater investment in high-growth areas. As a result, a restructuring charge of $4.6 million was recorded for severance and employee benefits for 123 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual were paid by the end of the second quarter of fiscal 2016.

ii.
During the fourth quarter of fiscal 2014, Management approved a plan to eliminate positions and re-define roles and responsibilities in our Shared Service function in order to reduce cost, standardize global processes and establish a more efficient organization. As a result, a restructuring charge of $1.8 million was recorded for severance and employee benefits for 48 employees primarily in general and administrative functions located in the United States, Latin America, Asia and Europe. Payments related to the remaining severance and benefits accrual were paid by the fourth quarter of fiscal 2016.

iii.
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

iv.
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

v.
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

vi.	A restructuring benefit of $0.6 million for previously announced restructuring plans.
Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $1.1 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Gain on Sale of Investments
Gain on sale of investments of $71.6 million in fiscal 2016 primarily to the sale of approximately 4.5 million shares of the 11.7 million shares of Lumentum common stock which was retained as part of the Separation. We recognized gross realized gain of $71.5 million, which is reflected in "Gain on sale of investments" in the Company’s Consolidated Statements of Operations and within the operating activities section of the Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section. Additionally, the sale gave rise to a $2.0 million tax effect related to the intraperiod tax allocation rules. As of July 2, 2016, the Company owns approximately 7.2 million shares of Lumentum’s common stock with an unrealized gain of $109.2 million. Refer to “Note 8. Investments and Fair Value Measurements” for more information.
Interest Expense
Interest expense increased by $2.4 million, or 7.2%, during fiscal 2016 compared to fiscal 2015. This was primarily due to the accretion of unamortized debt discount related to the 2033 Notes.
Interest expense increased by $3.9 million, or 13.3%, during fiscal 2015 compared to fiscal 2014. This was primarily due to an increase of $4.6 million and $0.6 million in accretion of unamortized debt discount and contractual interest expense related to the 2033 Notes, which were issued on August 21, 2013. This was partially offset by a $1.3 million write-off of unamortized issuance cost related to the termination of our $250.0 million revolving credit facility in the first quarter of fiscal 2014.
Provision for (Benefit from) Income Tax
Fiscal 2016 Tax Expense/Benefit
We recorded an income tax expense of $4.5 million for fiscal 2016. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2016 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation. The tax expense was partially offset by a deferred tax benefit of $9.5 million related to the write off of tax deductible goodwill and a tax benefit of $20.7 million related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, Management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2016, the valuation allowance for deferred tax assets decreased by $160.2 million primarily due to the Lumentum transaction. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations
Fiscal 2015 Tax Expense/Benefit
We recorded an income tax expense of $26.1 million for fiscal 2015. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2015 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, Management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2015, the valuation allowance for deferred tax assets increased by $12.7 million. The increase was primarily related to the increases in the deferred tax assets and intangible amortization. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2014 Tax Expense/Benefit
We recorded an income tax benefit of $11.2 million for fiscal 2014. The expected tax benefit derived by applying the federal statutory rate to our loss before income taxes for fiscal 2014 differed from the income tax benefit recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and offset by the recognition of $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction. In addition, we recorded a tax benefit of $6.4 million related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, Management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2014, the valuation allowance for deferred tax assets decreased by $12.1 million. The decrease was primarily related to an increase in acquisition and debt issuance related deferred tax liabilities. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Discontinued Operations
Our discontinued operations activities during fiscal 2016, 2015 and 2014 related to the Separation on August 1, 2015 and activities in fiscal 2016 related to the sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations during fiscal 2016, 2015 and 2014. Net revenue attributable to the Lumentum discontinued operations was $66.5 million, $835.2 million and $816.3 million during fiscal 2016, 2015 and 2014, respectively. Net (loss) income attributable to the Lumentum discontinued operations was $(49.0) million, $43.3 million $56.8 million during fiscal 2016, 2015 and 2014, respectively. Refer to “Note 3. Discontinued Operations” for more information.
Hologram Business Disposition
During the fiscal 2016 we recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.
Operating Segment Information (in millions):

	2016	2015	Change	Percentage Change	2015	2014	Change	Percentage Change
NE
Net revenue	$504.6	$506.8	$(2.2)	(0.4)%	$506.8	$570.1	$(63.3)	(11.1)%
Gross profit	329.7	333.9	(4.2)	(1.3)%	333.9	371.0	(37.1)	(10.0)%
Gross margin	65.3%	65.9%			65.9%	65.1%

SE
Net revenue	$153.6	$174.3	$(20.7)	(11.9)%	$174.3	$156.0	$18.3	11.7%
Gross profit	99.4	119.2	(19.8)	(16.6)%	119.2	95.4	23.8	24.9%
Gross margin	64.7%	68.4%			68.4%	61.2%

NSE
Net revenue	$658.2	$681.1	$(22.9)	(3.4)%	$681.1	$726.1	$(45.0)	(6.2)%
Operating income (loss)	12.7	(0.1)	12.8	(12,800.0)%	(0.1)	(0.2)	0.1	(50.0)%
Operating margin	1.9%	—%			—%	—%

OSP
Net revenue	$248.1	$192.8	$55.3	28.7%	$192.8	$200.8	$(8.0)	(4.0)%
Operating income	102.9	68.1	34.8	51.1%	68.1	63.8	4.3	6.7%
Operating margin	41.5%	35.3%			35.3%	31.8%
Network Enablement
NE gross margin decreased 0.6 percentage points during fiscal 2016 to 65.3% from 65.9% in fiscal 2015. This decrease was primarily due to unfavorable product mix, coupled with a decline in net revenue as discussed above.

NE gross margin increased 0.8 percentage points during fiscal 2015 to 65.9% from 65.1% in fiscal 2014. This increase was primarily due to favorable product mix, partially offset by a decline in net revenue as discussed above.
Service Enablement
SE gross margin decreased 3.7 percentage points during fiscal 2016 to 64.7% from 68.4% in fiscal 2015. This gross margin erosion was primarily driven by lower revenue levels and unfavorable product mix from the continued run-off of our more mature, but high margin, Assurance solutions. This was coupled with gross margin dilution driven by initial acceptances being received in the second half of fiscal 2016 for growth Assurance solutions resulting in recognition of revenue at lower margin from hardware components included in these solutions.
SE gross margin increased 7.2 percentage points during fiscal 2015 to 68.4% from 61.2% in fiscal 2014. This gross margin improvement was primarily driven by a more favorable product mix, which included higher software and maintenance revenue in fiscal 2015 including incremental revenue from our Enterprise offerings as discussed above.
Network and Service Enablement (“NSE”)
NSE operating margin increased 1.9 percentage points during fiscal 2016 compared to a break-even operating margin in fiscal 2015. The increase in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue, largely from reductions in general and administrative spending, driven by lower headcount as a result of strategic restructuring plans initiated in current and prior years and our ongoing cost reduction initiatives. This was partially offset by a decline in NE and SE gross margin as discussed above.
NSE operating margin was break-even in both fiscal 2015 and fiscal 2014. In fiscal 2015, operating expenses as a percentage of net revenue increased driven by a decline in net revenue, as discussed above, coupled with an increase in headcount associated with our ongoing R&D investments. This was offset by improvements in gross margin primarily due to a more favorable product mix as discussed above.
Optical Security and Performance Products
OSP operating margin increased 6.2 percentage points during fiscal 2016 to 41.5% from 35.3% in fiscal 2015. The increase in operating margin was primarily due to an improvement in gross margin driven by an increase in revenue from our higher margin Anti-Counterfeiting product line, as discussed above, coupled with a reduction in operating expenses as a percentage of net revenue.
OSP operating margin increased 3.5 percentage points during fiscal 2015 to 35.3% from 31.8% in fiscal 2014. The increase in operating margin was primarily due to an improvement in gross margin driven by an increase in revenue from our higher margin Anti-Counterfeiting product line, coupled with the exit from lower margin legacy products in the fourth quarter of fiscal 2014. This was partially offset by an increase in operating expenses as a percentage of net revenue driven by lower revenue as discussed above.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at July 2, 2016 and virtually all debt securities held were of investment grade (at least BBB-/Baa3). As of July 2, 2016, U.S. entities owned approximately 67.4% of our cash and cash equivalents, short-term investments and restricted cash.
As of July 2, 2016, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the year ended July 2, 2016, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Year Ended July 2, 2016
As of July 2, 2016 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $140.4 million to $979.8 million from $839.4 million as of June 27, 2015, including cash and cash equivalents and short-term investments of $13.8 million transferred to Lumentum. Additionally, the cash provided by and used in operating, investing and financing activities below contains activities related to Lumentum through the separation date.
Cash provided by operating activities was $52.9 million, primarily resulting from $69.0 million of net loss adjusted for both non-cash charges (e.g., goodwill impairment, depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and a gain on sale of investments) and changes in deferred tax and other tax balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $16.1 million. Our cash provided by operating activities was also impacted by our Separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $25.2 million due to timing of salary and bonus payments, a decrease in accounts payable of $2.1 million due to higher payment activity and a decrease in accrued expenses and other current and non-current liabilities of $10.8 million primarily due to separation related liabilities for both employee severance and third party payments paid after Separation. This was partially offset by cash inflows from a decrease in accounts receivable of $23.4 million primarily driven by timing of collections of Lumentum related accounts receivable prior to the Separation.
Cash provided by investing activities was $244.2 million, primarily resulting from $689.0 million of proceeds from the sales and maturities of available-for-sale investments and other assets, which included proceeds of $109.7 million from the sale of 4.5 million shares of Lumentum common stock in fiscal 2016, and a $14.0 million decrease in restricted cash, partially offset by $422.4 million of purchases of available-for-sale investments and $35.5 million of cash used for capital expenditures.
Cash used in financing activities was $147.7 million, primarily resulting from activities related to the Separation during first quarter of fiscal 2016 and $44.5 million used in share repurchase programs. In accordance with the Contribution Agreement, the Company made cash contributions of $137.6 million Lumentum, which was partially offset by $35.8 million from the sale of Lumentum Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) pursuant to a binding commitment under the Securities Purchase Agreement. Cash used in financing activities also include payment of financing obligations of $5.9 million primarily related to holdback payment related to a 2013 acquisition, partially offset by $4.5 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Year Ended June 27, 2015
As of June 27, 2015 our combined balance of cash and cash equivalents, short-term investments and restricted cash decreased by $41.9 million to $839.4 million, which includes $13.8 million which was transferred to Lumentum as part of the Separation, from $881.3 million as of June 28, 2014. Additionally, the cash provided by and used in operating, investing and financing activities during fiscal 2015 below contains activities related to Lumentum.
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
Cash used in financing activities was $7.3 million, primarily resulting from holdback payments of $22.2 million related to our acquisitions in fiscal 2015 and $4.8 million of cash used to repurchase our common stock, partially offset by $20.8 million of proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Year Ended June 28, 2014
As of June 28, 2014 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $365.4 million, or 70.8%, to $881.3 million from $515.9 million as of June 29, 2013. The increase in the combined balance was primarily driven by $650.0 million of cash received from the issuance of the 2033 Notes and $176.6 million of cash provided by operations, partially offset by (i) $216.0 million of cash used for the acquisitions of Network Instruments, Time-Bandwidth and Trendium, (ii) $155.2 million of cash used to repurchase our common stock and (iii) $99.8 million of cash used for capital expenditures. Additionally, the cash provided by and used in operating, investing and financing activities during fiscal 2014 below contains activities related to Lumentum.
Cash provided by operating activities was $176.6 million, primarily resulting from $175.9 million of net income adjusted for both non-cash charges (e.g., depreciation, amortization and stock-based compensation) and changes in our deferred tax balances which are non-cash in nature, partially offset by changes in operating assets and liabilities of $0.7 million. Changes in our operating assets and liabilities related primarily to a $25.9 million increase in accounts payable due to timing and slightly slower payment activity in the fourth quarter of fiscal 2015 as compared to the same period in the prior year, partially offset by a $19.6 million decrease in accrued payroll and related expenses due to the lower commissions and variable incentive pay, and a $9.6 million increase in accounts receivable due to a year-over-year increase in revenue.
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
Contractual Obligations
The following summarizes our contractual obligations at July 2, 2016, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$3.7	$0.2	$0.8	$1.5	$1.2
Long-term debt:
2033 Notes	650.0	—	650.0	—	—
Estimated interest payments	8.7	4.1	4.6	—	—
Purchase obligations (1)	55.9	49.8	4.6	1.5	—
Operating lease obligations (1)	73.9	18.7	32.8	17.6	4.8
Pension and post-retirement benefit payments (2)	108.5	6.6	12.0	11.5	78.4
Total	$900.7	$79.4	$704.8	$32.1	$84.4

(1)	Refer to “Note 17. Commitments and Contingencies” for more information.

(2)	Refer to “Note 16. Employee Pension and Other Benefit Plans” for more information.
As of July 2, 2016, we have accrued on our Consolidated Balance Sheet $5.7 million in connection with restructuring and related activities relating to our operating lease obligations disclosed above, of which $2.2 million was included in Other current liabilities and $3.5 million was included in Other non-current liabilities.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $55.9 million of purchase obligations as of July 2, 2016, $12.8 million are related to inventory and the other $43.1 million are non-inventory items.

As of July 2, 2016, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
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
Liquidity and Capital Resources Requirement
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	compliance with covenants and other terms and conditions related to our financing arrangements.
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
In January 2014, we completed the acquisition of Network Instruments, a privately-held U.S. company and leading developer of enterprise network and application-performance management solutions for global 2000 companies. The acquisition further strengthens our position as a key solutions provider to the enterprise, data center and cloud networking markets. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. We acquired all outstanding shares of Network Instruments for a total purchase price of approximately $208.5 million in cash, net of working capital adjustments. This acquisition was integrated into our SE segment.
 In December 2013, we acquired certain technology and other assets from Trendium, a privately-held provider of real-time intelligence software solutions for customer experience assurance (“CEA”), asset optimization and monetization of big data for 4G/LTE mobile network operators. The addition of Trendium employees and technology enables the Company to introduce a new paradigm of CEA in our Assurance solutions, enabling operators of 4G/LTE networks to achieve a real and relevant improvement in customer satisfaction while maximizing productivity and profitability for dynamic converged 4G/LTE networks and beyond. We acquired certain technology and other assets from Trendium for a total purchase price of approximately $26.1 million in cash. This acquisition was integrated into SE segment.

Please refer to “Note 6. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K for further discussion of the acquisitions completed during fiscal 2016, 2015 and 2014.
Employee Equity Incentive Plan
 Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of July 2, 2016, we have available for issuance 19.4 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”) and 2005 Acquisition Equity Incentive Plan (the “2005 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years post grant date. Full Value Awards refer to RSUs and performance-based RSUs that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. The performance-based RSUs, or MSUs, have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. Full Value Awards are expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of our common stock on the grant date of the award. Refer to “Note 15. Stock-Based Compensation” for more information.
Pension and Other Post-retirement Benefits
As a result of acquiring Acterna, Inc. (“Acterna”) in August 2005 and the Network Solutions Division of Agilent Technologies Inc. (“NSD”) in May 2010, we sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. The U.K. plan is partially funded and the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of July 2, 2016, our pension plans were under funded by $107.4 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.5 million and $5.5 million per annum. In addition, we expect to contribute approximately $0.6 million to the U.K. plan during fiscal 2017.
During fiscal 2016 we contributed GBP 0.5 million, or approximately $0.7 million, while in fiscal 2015, we contributed GBP 0.7 million or approximately $1.1 million to our U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point (“BPS”) decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $8.6 million based upon data as of July 2, 2016.
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

The following table provides information about our foreign currency forward contracts outstanding as of July 2, 2016. The forward contracts, most with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant.

(in millions)	Contract Amount (Local Currency)		Contract Amount (USD)
Canadian Dollar (contracts to sell CAD / buy USD)	CAD	8.5	$6.5
Chinese Renminbi (contracts to buy CNY / sell USD)	CNY	123.9	18.5
British Pound (contracts to buy GBP / sell USD)	GBP	2.7	3.6
Euro (contracts to buy EUR / sell USD)	EUR	65.3	72.3
Singapore Dollar (contracts to sell SGD / buy USD)	SGD	37.2	27.4
Mexican Peso (contracts to buy MXN / sell USD)	MXN	132.2	7.0
Australian Dollar (contracts to sell AUD / buy USD)	AUD	5.8	4.2
Brazilian Real (contracts to sell BRL / buy USD)	BRL	19.9	5.7
Japanese Yen (contracts to sell JPY / buy USD)	JPY	746.6	7.3
Indian Rupee (contracts to sell INR / buy USD)	INR	269.3	3.9
South Korean Won (contracts to buy KRW / sell USD)	KRW	4,236.0	3.6
Swiss Franc (contracts to buy CHF / sell USD)	CHF	3.7	3.8
Swedish Krona (contracts to buy SEK / sell USD)	SEK	11.6	1.4
Total USD notional amount of outstanding foreign exchange contracts			$165.2
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates. As of July 2, 2016, a hypothetical 100 basis point increase or decrease in interest rates would not result in a material change in the fair value of our available-for-sale debt instruments held that are sensitive to changes in interest rates, which includes U.S. treasuries, U.S. agencies, municipals, asset-backed securities and corporate securities. A sensitivity analysis was also performed on our investment in Lumentum to assess the potential impact of fluctuations in stock price. Hypothetical declines in stock price of five percent and ten percent were selected based on potential near-term changes in the stock price that could have an adverse effect on our investment. As of July 2, 2016 the fair value of our investment in Lumentum common stock was $171.3 million. As of July 2, 2016, a decline in Lumentum’s stock price of five percent and ten percent would have resulted in a $8.6 million and $17.1 million decline, respectively, in the total fair value of our investment.
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

Debt
The fair value of our 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of July 2, 2016, the fair value of the 2033 Notes was approximately $633.0 million. Refer to “Note 11. Debts and Letters of Credit” for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Viavi Solutions Inc. and its subsidiaries at July 2, 2016 and June 27, 2015, and the results of their operations and their cash flows for each of the three years in the period ended July 2, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of July 2, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the ineffective design of controls over the determination of the interim tax provision as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 consolidated financial statements and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 13 to the consolidated financial statements, the Company changed the manner in which it classifies deferred tax assets and liabilities on the consolidated balance sheet in 2016.

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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 30, 2016

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Revenues:
Product revenue	$808.8	$771.2	$814.9
Service revenue	97.5	102.7	112.0
Total net revenues	906.3	873.9	926.9
Cost of revenues:
Product cost of revenues	278.1	259.1	296.0
Service cost of revenues	61.2	62.8	69.0
Amortization of acquired technologies	17.3	31.9	34.1
Total cost of revenues	356.6	353.8	399.1
Gross profit	549.7	520.1	527.8
Operating expenses:
Research and development	166.4	173.3	161.8
Selling, general and administrative	351.1	376.3	384.8
Impairment of goodwill	91.4	—	—
Amortization of other intangibles	14.6	19.5	15.5
Restructuring and related charges	10.5	26.8	21.3
Total operating expenses	634.0	595.9	583.4
Loss from operations	(84.3)	(75.8)	(55.6)
Interest and other income (expense), net	2.5	3.7	(1.2)
Gain on sale of investments	71.6	0.1	0.4
Interest expense	(35.7)	(33.3)	(29.4)
Loss from continuing operations before income taxes	(45.9)	(105.3)	(85.8)
Provision for (benefit from) income taxes	4.5	26.1	(11.2)
Loss from continuing operations, net of tax	$(50.4)	$(131.4)	$(74.6)
(Loss) income from discontinued operations, net of tax	(48.8)	43.3	56.8
Net loss	$(99.2)	$(88.1)	$(17.8)

Net loss per share from - basic and diluted:
Continuing operations	$(0.22)	$(0.57)	$(0.32)
Discontinued operations	(0.20)	0.19	0.24
Net income (loss)	$(0.42)	$(0.38)	$(0.08)

Shares used in per-share calculation - basic and diluted	234.0	232.7	234.2

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net loss	$(99.2)	$(88.1)	$(17.8)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(32.0)	(55.4)	9.8
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	177.3	(0.4)	0.4
Less: reclassification adjustments included in Net (loss) income	(69.6)	—	(0.1)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial losses arising during period	(10.6)	(3.7)	(7.7)
Amortization of actuarial losses	0.7	0.4	0.1
Net change in Accumulated other comprehensive income (loss)	65.8	(59.1)	2.5
Comprehensive loss	$(33.4)	$(147.2)	$(15.3)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 2, 2016	June 27, 2015
ASSETS
Current assets:
Cash and cash equivalents	$482.9	$334.5
Short-term investments	484.7	464.9
Restricted cash	12.2	26.2
Accounts receivable, net	148.4	152.3
Inventories, net	51.4	53.8
Prepayments and other current assets	32.1	38.2
Current assets of discontinued operations	—	310.2
Total current assets	1,211.7	1,380.1
Property, plant and equipment, net	133.0	149.2
Goodwill	152.1	255.5
Intangibles, net	59.9	90.6
Deferred income taxes	108.8	117.3
Other non-current assets	17.6	20.9
Non-current assets of discontinued operations	—	204.2
Total assets	$1,683.1	$2,217.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.0	$42.0
Accrued payroll and related expenses	44.9	52.6
Deferred revenue	78.6	80.6
Accrued expenses	24.9	23.7
Other current liabilities	31.0	46.6
Current liabilities of discontinued operations	—	130.0
Total current liabilities	226.4	375.5
Long-term debt	588.3	561.6
Other non-current liabilities	179.1	168.4
Non-current liabilities of discontinued operations	—	10.9
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at July 2, 2016 and June 27, 2015, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 232 million shares at July 2, 2016 and 235 million shares at June 27, 2015, issued and outstanding	0.2	0.2
Additional paid-in capital	70,059.8	70,022.7
Accumulated deficit	(69,380.7)	(68,873.5)
Accumulated other comprehensive income (loss)	10.0	(48.0)
Total stockholders’ equity	689.3	1,101.4
Total liabilities and stockholders’ equity	$1,683.1	$2,217.8
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
OPERATING ACTIVITIES:
Net loss	$(99.2)	$(88.1)	$(17.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	38.1	80.8	72.5
Amortization of acquired technologies and other intangibles	32.5	59.2	59.0
Stock-based compensation	44.0	66.9	64.1
Amortization of debt issuance costs and accretion of debt discount	28.8	27.3	22.9
Amortization of discount and premium on investments, net	0.8	3.2	4.2
Impairment of goodwill	91.4	—	—
Gain on sale of investments	(71.6)	(0.1)	(0.3)
Other	3.6	8.2	4.4
Changes in operating assets and liabilities, net of impact of Lumentum distribution and acquisitions of businesses:
Accounts receivable	23.4	(12.5)	(9.6)
Inventories	(2.6)	(6.0)	(3.2)
Other current and non-currents assets	5.1	(9.0)	5.4
Accounts payable	(2.1)	(10.1)	25.9
Income taxes payable	(1.5)	(21.3)	1.3
Deferred revenue, current and non-current	(2.4)	3.2	2.7
Deferred taxes, net	0.6	19.8	(33.1)
Accrued payroll and related expenses	(25.2)	(32.4)	(19.6)
Accrued expenses and other current and non-current liabilities	(10.8)	(6.8)	(2.2)
Net cash provided by operating activities	52.9	82.3	176.6

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(422.4)	(562.7)	(1,072.9)
Maturities of available-for-sale investments	395.7	574.8	480.9
Sales of available-for-sale investments	287.3	71.4	249.1
Changes in restricted cash	14.0	6.0	(2.3)
Acquisition of businesses, net of cash acquired	(0.9)	—	(216.0)
Capital expenditures	(35.5)	(101.5)	(99.8)
Proceeds from the sale of assets	6.0	6.2	9.2
Net cash provided by (used in) investing activities	244.2	(5.8)	(651.8)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	35.8	—	—
Cash contribution to Lumentum Holdings Inc.	(137.6)	—
Proceeds from issuance of senior convertible debt	—	—	650.0
Payment of debt issuance costs	—	—	(13.5)
Repurchase and retirement of common stock	(44.5)	(4.8)	(155.2)
Payment of financing obligations	(5.9)	(23.3)	(14.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	4.5	20.8	22.5
Net cash (used in) provided by financing activities	(147.7)	(7.3)	489.6

Effect of exchange rates on cash and cash equivalents	(14.4)	(18.5)	1.8
Net increase in cash and cash equivalents	135.0	50.7	16.2
Cash and cash equivalents at beginning of period	347.9 *	297.2	281.0
Cash and cash equivalents at end of period	$482.9	$347.9 *	$297.2
Supplemental disclosure of cash flow information
Cash paid for interest	$6.6	$6.5	$4.6
Cash paid for taxes	$31.8	$23.8	$18.7
*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount
Balance at June 29, 2013	237.4	$0.2	$69,760.1	$(68,607.6)	$8.6	$1,161.3
Net loss	—	—	—	(17.8)	—	(17.8)
Comprehensive income	—	—	—	—	2.5	2.5
Shares issued under employee stock plans, net of tax effects	5.3	—	1.4	—	—	1.4
Stock-based compensation	—	—	64.0	—	—	64.0
Repurchases of common stock	(12.3)	—	—	(155.2)	—	(155.2)
Equity component related to issuance of senior convertible notes, net of equity component issuance costs	—	—	131.5	—	—	131.5
Balance at June 28, 2014	230.4	$0.2	$69,957.0	$(68,780.6)	$11.1	$1,187.7
Net loss	—	—	—	(88.1)	—	(88.1)
Comprehensive loss	—	—	—	—	(59.1)	(59.1)
Shares issued under employee stock plans, net of tax effects	5.3	—	(1.2)	—	—	(1.2)
Stock-based compensation	—	—	66.9	—	—	66.9
Repurchases of common stock	(0.4)	—	—	(4.8)	—	(4.8)
Balance at June 27, 2015	235.3	$0.2	$70,022.7	$(68,873.5)	$(48.0)	$1,101.4
Net loss				(99.2)		(99.2)
Distribution of Lumentum Holdings Inc.				(363.5)	(7.8)	(371.3)
Comprehensive income					65.8	65.8
Shares issued under employee stock plans, net of tax effects	4.5		(6.9)			(6.9)
Stock-based compensation			44.0			44.0
Repurchases of common stock	(7.3)	—	—	(44.5)		(44.5)
Balance at July 2, 2016	232.5	$0.2	$70,059.8	$(69,380.7)	$10.0	$689.3
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets.
Lumentum Separation
On August 1, 2015 (the “Separation Date”), Viavi completed the distribution of approximately 80.1% of the outstanding shares of Lumentum Holdings Inc. (“Lumentum”) common stock (the “Distribution”). Concurrent with the Distribution, JDSU was renamed Viavi Solutions Inc. and, at the time of the Distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s communications and commercial optical products business segment (“CCOP”) and the WaveReady product line and, as a result of the Distribution, is now an independent public company trading under the symbol “LITE” on The Nasdaq Stock Market (“NASDAQ”). The Distribution was made to Viavi’s stockholders of record as of the close of business on July 27, 2015 (the “Record Date”), who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on the Record Date and not sold prior to August 4, 2015, the ex-dividend date. The historical results of operations and the financial position have been recasted to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertain to continuing operations.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2016 was a 53-week year ending on July 2, 2016. The Company’s fiscal 2015 and 2014 were 52-week fiscal years ending on June 27, 2015, and June 28, 2014.
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
Restricted Cash
At July 2, 2016 and June 27, 2015, the Company’s short-term restricted cash balances were $12.2 million and $26.2 million, respectively, and the Company’s long-term restricted cash balances were $6.0 million and $6.1 million, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to the Company’s “Note 11. Debts and Letters of Credit” for more information.
Investments
The Company’s investments in debt securities and marketable equity securities, including the Company’s ownership of Lumentum’s common stock, are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments, net of tax, are reported within accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized in current earnings. The Company’s short-term investments, which are classified as current assets, include certain securities with stated maturities of longer than twelve months as they are highly liquid and available to support current operations.
The Company periodically reviews these investments for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to investment income (loss) for the entire amount of the impairment; if a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of Other comprehensive income (loss).
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
Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair market value of the Company’s 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company’s “Note 11. Debts and Letters of Credit” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Goodwill
Goodwill represents the excess of the purchase price of an acquired enterprise or assets over the fair value of the identifiable assets acquired and liabilities assumed. The Company tests for impairment of goodwill on an annual basis in the fourth quarter and at any other time when events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Refer to “Note 9. Goodwill” for more information.
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
Intangible Assets
Intangible assets consist primarily of purchased intangible assets through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), customer relationships, proprietary know-how, trade secrets, and trademarks and trade names. Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 10. Acquired Developed Technology and Other Intangibles” for more information.
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
Pension and Other Postretirement Benefits
The funded status of the Company’s retirement-related benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the non-pension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in Other current liabilities in the Consolidated Balance Sheets. Refer to “Note 3. Discontinued Operations” for the impact on the pension plan obligations related to the Lumentum Separation.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
As of July 2, 2016, one customer represented greater than 10% of our total accounts receivable, net. As of June 27, 2015, no customers represented greater than 10% of our total accounts receivable, net.
During fiscal 2016, 2015 and 2014 certain customers generated more than 10% of total net revenue. Refer to "Note 18. Operating Segments and Geographic Information" for more information.
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
Foreign Currency Forward Contracts
The Company conducts its business and sells its products to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or other current liabilities and the change in fair value of these foreign currency forward contracts is recorded as income or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net to largely offset the change in fair value of the foreign currency denominated monetary assets and liabilities which is also recorded as a component of Interest and other income (expense), net.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of Accumulated other comprehensive income (loss), on the Consolidated Balance Sheets. Income and expense accounts are translated at the prior month balance sheet exchange rates, which are deemed to approximate average monthly rate. Gains and losses from re-measurement of monetary assets and liabilities denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income (expense), net.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon delivery provided all other revenue recognition criteria are met. The sales price is not considered to be fixed or determinable until all contingencies related to the sale have been resolved.
The Company reduces revenue for rebates and other similar allowances. Revenue is recognized only if these estimates can be reliably determined. The Company’s estimates are based on its historical results taking into consideration the type of customer, the type of transaction and the specifics of each arrangement.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Hardware
Revenue from hardware sales is recognized when the product is shipped to the customer and when there are no unfulfilled obligations from the Company that affect the customer’s final acceptance of the arrangement. Any cost of warranties and remaining obligations that are inconsequential or perfunctory are accrued when the corresponding revenue is recognized.
Services
Revenue from services and system maintenance is recognized on a straight-line basis over the term of the contract. Revenue from professional service engagements is recognized once its delivery obligation is fulfilled. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. The Company also generates service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.
Software
The Company’s software arrangements generally consist of a perpetual license fee and Post-Contract Support (“PCS”). Where the Company has established VSOE of fair value for PCS contracts, this has generally been based on the renewal rate or the bell curve methodology. Revenue from maintenance, unspecified upgrades and technical support is recognized over the period such items are delivered. In multiple-element revenue arrangements that include software, software-related and non-software-related elements are accounted for in accordance with the following policies:

•	Non-software and software-related products are bifurcated based on a relative selling price

•	Software-related products are separated into units of accounting if all of the following criteria are met:

◦	The functionality of the delivered element(s) is not dependent on the undelivered element(s).

◦	There is VSOE of fair value of the undelivered element(s).

◦	Delivery of the delivered element(s) represents the culmination of the earnings process for that element(s).

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.6 million, $1.7 million and $2.2 million in fiscal 2016, 2015 and 2014, respectively.
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
Stock-Based Compensation
Stock-based compensation is measured at grant date, and recognized in expense over the requisite service period based on the fair value of the equity award. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the grant date of the award. The Company uses the Monte Carlo simulation to estimate the fair value of Full Value Awards with market conditions (“MSUs”). The Company estimates the fair value of stock options and employee stock purchase plan awards (“ESPP”) using the Black-Scholes Merton (“BSM”) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
The Company estimates the expected forfeiture rate pursuant to the authoritative guidance, and only recognizes expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service period of the awards for each separately vesting period of the award, except for MSUs which are amortized based upon graded vesting method.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets for which a valuation allowance has been established, then its tax provision may decrease in the period in which it determines that realization is more likely than not. Likewise, if the Company determines that it is not more likely than not that our deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the Company’s tax provision may increase in the period in which we make the determination.
The authoritative guidance on accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. The Company is subject to income tax audits by the respective tax authorities in all of the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period in which the determination is made that the liability is no longer necessary.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations (“ARO”)
ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of July 2, 2016 and June 27, 2015, the Consolidated Balance Sheets included ARO of $0.2 million and $1.7 million, respectively, in Other current liabilities and $3.5 million and $2.7 million, respectively, in Other non-current liabilities. The activities and balances for ARO are as follows (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended July 2, 2016	$4.4	0.4	(0.9)	0.2	(0.4)	$3.7
Year ended June 27, 2015	$4.9	0.1	(0.6)	0.3	(0.3)	$4.4
Note 2. Recently Issued Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In March 2016, the FASB issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
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
In May 2015, the FASB issued guidance to remove the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using net asset value per share practical expedient. The guidance is effective for the Company in the first quarter of fiscal 2017 and will apply to certain pension assets. The guidance will be applied retrospectively. The adoption is expected to result in change in disclosure only and will not have any material impact on the consolidated financial statements.
In April 2015, the FASB issued new authoritative guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts or premiums.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

This guidance is effective for the Company in the first quarter of fiscal 2017 for its convertible debt, and will be applied retrospectively. Debt issuance costs as stated in Note 11. Debts and Letters of Credit will be netted against the long-term debt effective in the first quarter of fiscal 2017. The consolidated balance sheet of each individual period presented will be retrospectively adjusted to reflect the period-specific effects of applying this new guidance.
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this guidance is permitted but not before the original date of December 15, 2016. In March, April and May 2016, the FASB clarified the implementation guidance on principal versus agent, identifying performance obligations, licensing, collectibility, noncash consideration, presentation of sales tax, provided clarifying guidance in certain narrow areas and added some practical expedients as well as other transition matters. The new guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact that this new accounting guidance will have on its consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million all of which was contributed during fiscal 2016. As of the Distribution, the Company retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding common stock. Lumentum was formed to hold Viavi’s CCOP business and the WaveReady product line. As a result of the Distribution, Lumentum is now an independent public company trading under the symbol “LITE” on The Nasdaq Stock Market (“NASDAQ”). The Company agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, the Company committed to liquidate these shares within three years from the Distribution. As of July 2, 2016, the Company owns approximately 7.2 million shares, of Lumentum’s common stock. Refer to “Note 8. Investments and Fair Value Measurements” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Supply Agreement outlines that Viavi will supply test equipment to Lumentum and Lumentum will supply components related to the Company’s metro, fiber and optical product lines and development services related to smart transceivers. The most significant component of the Supply Agreement is $15.0 million related to the sale of certain optical test equipment to Lumentum from the date of the agreement through July 2, 2016, of which the company recorded $14.1 million of net revenue during the fiscal year ended July 2, 2016.
The Intellectual Property Matters Agreement outlines the intellectual property rights and technology transferred to Lumentum upon the Separation, as well as the intellectual property and technology both companies can license from each other. In addition it outlines non-compete restrictions between Viavi and Lumentum.
As the separation of the Lumentum business represents a strategic shift that has and will have a major effect on the Company’s operations and financial results, the results of operations and net assets of the Lumentum business are presented separately as discontinued operations for the fiscal years ended July 2, 2016 and June 27, 2015 and as of July 2, 2016, in accordance with the authoritative guidance.
As of the Separation Date, Lumentum is a stand-alone publicly traded company that separately reports it financial results. Due to the difference between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Lumentum included within discontinued operations for the Company may not be indicative of actual financial results of Lumentum as a stand-alone company.
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
The removal of Lumentum’s net assets and equity related adjustments upon the Separation are presented as an increase of Viavi's accumulated deficit in the Consolidated Statements of Stockholders’ Equity and represents a non-cash financing activity, excluding the cash transferred. Refer to “Note 15. Stock-Based Compensation” for information on modifications to stock-based compensation awards as a result of the Distribution.
The following table summarizes results from discontinued operations of the Lumentum business included in the Consolidated Statement of Operations (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Net revenues	$66.5	$835.2	$816.3
Cost of revenues	49.8	569.1	550.7
Amortization of acquired technologies	0.6	7.5	9.1
Gross profit	16.1	258.6	256.5
Operating expenses:
Research and development	12.5	139.9	134.2
Selling, general and administrative	24.7	87.5	65.9
Restructuring charges	0.1	7.7	2.5
Total operating expenses	37.3	235.1	202.6
Income (loss) from operations	(21.2)	23.5	53.9
Interest and other income (expense), net	—	(1.1)	1.0
Income (loss) before income taxes	(21.2)	22.4	54.9
(Benefit from) provision for income taxes	27.8	(20.9)	(1.9)
Net income (loss) from discontinued operations (1)	$(49.0)	$43.3	$56.8

(1)  No income or expense relating to the Lumentum business was recorded after the Separation Date.
During the fiscal year ended July 2, 2016, the income tax provision for discontinued operations of $27.8 million included approximately $6.2 million cash taxes that are due to federal and state authorities as a result of the Separation. In addition, approximately $19.0 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net (loss) income from discontinued operations also included costs incurred by the Company to separate Lumentum, such as transaction charges, advisory and consulting fees, of $16.5 million, $21.4 million and zero for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock-based compensation expense and capital expenditures of the Lumentum business (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Operating activities:
Depreciation expense	$3.7	$43.4	$36.3
Amortization expense	0.6	7.9	9.3
Stock-based compensation expense	1.6	19.4	19.4
Investing activities:
Capital expenditures	$5.8	$55.9	$64.0
Note 4. Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding ESPP, Full Value Awards, and options is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Numerator:
Income (loss) from continuing operations, net of tax	$(50.4)	$(131.4)	$(74.6)
Loss from discontinued operations, net of tax	(48.8)	43.3	56.8
Net income (loss)	$(99.2)	$(88.1)	$(17.8)
Denominator:
Weighted-average number of common shares outstanding
Basic	234.0	232.7	234.2
Effect of dilutive securities from stock-based benefit plans	—	—	—
Diluted	234.0	232.7	234.2

Net loss per share from - basic and diluted:
Continuing operations	$(0.22)	$(0.57)	$(0.32)
Discontinued operations	(0.20)	0.19	0.24
Net income (loss)	$(0.42)	$(0.38)	$(0.08)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 2, 2016 (1)(2)	June 27, 2015 (1)(2)	June 28, 2014 (1)(2)
Stock options and ESPP	3.4	3.6	4.9
Full Value Awards	10.9	10.3	10.1
Total potentially dilutive securities	14.3	13.9	15.0

(1)
As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and Restricted Stock Units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible 2033 Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both. Refer to “Note 11. Debts and Letters of Credit” for more details.

Note 5. Accumulated Other Comprehensive Income (Loss)
 The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and defined benefit obligations.
At July 2, 2016 and June 27, 2015, balances for the components of accumulated other comprehensive income (loss) were as follows (in millions):

	Unrealized (losses) on available-for-sale investments (2)	Foreign currency translation adjustments	Defined benefit obligation, net of tax (3)	Total
Beginning balance as of June 27, 2015	$(3.2)	$(29.2)	$(15.6)	$(48.0)
Transferred to Lumentum (1)	—	(8.9)	1.1	(7.8)
Other comprehensive (loss) income before reclassification	177.3	(32.0)	(10.6)	134.7
Amounts reclassified from Accumulated other comprehensive (loss) income	(69.6)	—	0.7	(68.9)
Net current-period other comprehensive (loss) income	107.7	(32.0)	(9.9)	65.8
Ending balance as of July 2, 2016	$104.5	$(70.1)	$(24.4)	$10.0

(1)	Amount represents the transfer of accumulated other comprehensive balances to Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.

(2)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended July 2, 2016 primarily relates to a $180.7 million unrealized gain on the marketable equity securities of Lumentum held by Viavi, net of a $3.7 million income tax effect related to the intraperiod tax allocation rules. The amount reclassified out of accumulated other comprehensive income (loss) is primarily composed of a $71.5 million gross realized gain during the year ended July 2, 2016 from the sale of 4.5 million shares of the 11.7 million shares of the marketable equity securities of Lumentum held by Viavi upon the Separation. The sale gave rise to a $2.0 million income tax effect related to the intraperiod tax allocation rules. The gain and the income tax effect are included in "Gain on sale of investments" and “Provision for (benefit from) income taxes,” respectively, in the Consolidated Statement of Operations for the year ended July 2, 2016.

(3)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended July 2, 2016 relates to the unrealized net actuarial loss of $14.2 million, net of income tax benefits of $3.6 million. The amount reclassified out of accumulated other comprehensive income (loss) represents the amortization of actuarial losses included as a

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component of Selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the year ended July 2, 2016. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Mergers and Acquisitions
Fiscal 2014 Acquisitions
Network Instruments, LLC (“Network Instruments”)
On January 6, 2014 (“Network Instruments Closing Date”), the Company completed the acquisition of Network Instruments, a privately-held U.S. company. Network Instruments is a leading developer of enterprise network and application-performance management solutions for global 2000 companies. The Company acquired all outstanding shares of Network Instruments for $208.5 million in cash, subject to final cash and working capital adjustments including holdback payments of approximately $20.0 million which are reserved for potential breaches of representations and warranties. During 2015 the Company made holdback payments totaling $19.7 million, net of working capital adjustments, which were classified as a financing activity within the Consolidated Statements of Cash Flows.
The acquisition of Network Instruments further strengthens the Company’s portfolio of solutions for the enterprise, data center and cloud networking markets. In order to improve application performance, reduce costs and address increasing network complexity, enterprise network administrators are rapidly transforming their IT networks while embracing today’s most critical technology initiatives such as unified communications, cloud, and data center consolidation. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. Network Instruments was integrated into the Company’s SE operating segment.
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

Year Ended
June 28, 2014
Pro forma net revenue	$1,770.0
Pro forma net (loss) income	(14.5)
Trendium Inc. (“Trendium”)
On December 10, 2013 (“Trendium Closing Date”), the Company acquired certain technology and other assets from Trendium, a privately-held U.S. company, for a purchase price of $26.1 million in cash including a holdback payment of approximately $2.5 million which is reserved for potential breaches of representations and warranties. During fiscal 2015, the Company made the $2.5 million holdback payment following the one-year anniversary of the Trendium Closing Date. The payment is classified as a financing activity within the Consolidated Statements of Cash Flows.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 7. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	July 2, 2016	June 27, 2015
Allowance for doubtful accounts	$2.2	$2.4
Allowance for sales returns	2.5	0.7
Total accounts receivable reserves and allowances	$4.7	$3.1
The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction (1)	Balance at End of Period
Year Ended July 2, 2016	$2.4	$0.3	$(0.5)	$2.2
Year Ended June 27, 2015	2.9	0.3	(0.8)	2.4
Year Ended June 28, 2014	2.3	1.2	(0.6)	2.9

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, net
The components of Inventories, net were as follows (in millions):

	July 2, 2016	June 27, 2015
Finished goods	$29.1	$31.5
Work in process	7.5	6.8
Raw materials	14.8	15.5
Inventories, net	$51.4	$53.8
Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	July 2, 2016	June 27, 2015
Prepayments	$10.4	$15.7
Other current assets	21.7	22.5
Prepayments and other current assets	$32.1	$38.2
Property, plant and equipment, net
The components of Property, plant and equipment, net were as follows (in millions):

	July 2, 2016	June 27, 2015
Land	$14.6	$14.7
Buildings and improvements	32.4	32.7
Machinery and equipment	218.7	200.4
Furniture, fixtures, software and office equipment	120.5	124.5
Leasehold improvements	54.3	55.6
Construction in progress	10.3	27.8
Property, plant and equipment, gross	450.8	455.7
Less: Accumulated depreciation	(317.8)	(306.5)
Property, plant and equipment, net	$133.0	$149.2
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	July 2, 2016	June 27, 2015
Restructuring accrual	$13.3	$19.1
Income tax payable	3.3	3.1
Warranty accrual	2.6	2.3
Deferred compensation plan	2.4	3.0
Deferred income taxes	—	7.1
Other	9.4	12.0
Other current liabilities	$31.0	$46.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	July 2, 2016	June 27, 2015
Pension and post-employment benefits	$103.0	$87.2
Financing obligation	28.7	29.1
Long-term deferred revenue	22.7	23.6
Other	24.7	28.5
Other non-current liabilities	$179.1	$168.4
Interest and other income (expense), net
The components of Interest and other income (expense), net were as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Interest income	$5.9	4.6	$3.6
Foreign exchange gains (losses), net	(2.6)	(3.8)	(4.2)
Proceeds from Nortel (1)	—	2.2	—
Other income (expense), net	(0.8)	0.7	(0.6)
Interest and other income (expense), net	$2.5	$3.7	$(1.2)

(1)
In fiscal 2015, the Company received proceeds of $2.2 million from the Fair Fund established to provide compensation for losses incurred in connection with investments in Nortel Networks Corporation (“Nortel”) securities from the SEC’s claims against Nortel.

Note 8. Investments and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale investments. As of July 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$46.1	$—	$—	$46.1
U.S. agencies	24.9	—	—	24.9
Municipal bonds and sovereign debt instruments	2.0	—	—	2.0
Asset-backed securities	50.4	0.1	(0.3)	50.2
Corporate securities	224.5	0.2	(0.1)	224.6
Total debt securities	347.9	0.3	(0.4)	347.8
Marketable equity securities	62.1	109.2	—	171.3
Total available-for-sale investments	$410.0	$109.5	$(0.4)	$519.1
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of July 2, 2016, of the total estimated fair value, $36.1 million was classified as cash equivalents, $311.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable equity securities consist of the Company’s ownership of Lumentum common stock remaining in connection with the Separation. Refer to “Note 3. Discontinued Operations” for more information. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income, net of tax and are classified as short-term investments on the Consolidated Balance Sheets as of July 2, 2016 at $171.3 million. The Company sold 4.5 million Lumentum common shares during the third and fourth quarters of fiscal 2016 and recognized gross realized gain of $71.5 million, reflected in "Gain on sale of investments" in the Company’s Consolidated Statements of Operations. The sale resulted in $2.0 million tax effect related to the intraperiod tax allocation rules. The realized gain is also reflected within the operating activities section of the Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section.
 In addition to the amounts presented above, as of July 2, 2016, the Company’s short-term investments classified as trading securities related to the Deferred Compensation Plan were $2.4 million, of which $0.3 million was invested in debt securities, $0.8 million was invested in money market instruments and funds and $1.3 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
During the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014, the Company recorded no other-than-temporary impairment in each respective period.
As of July 2, 2016, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$(0.3)	$(0.3)
Corporate securities	(0.1)	—	(0.1)
Total gross unrealized losses	$(0.1)	$(0.3)	$(0.4)
As of July 2, 2016, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$252.6	$252.7
Amounts maturing in 1 - 5 years	94.3	94.5
Amounts maturing in more than 5 years	1.0	0.6
Total debt available-for-sale securities	$347.9	$347.8
 As of June 27, 2015, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$51.9	$—	$—	$51.9
U.S. agencies	96.0	—	—	96.0
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	70.6	—	(0.2)	70.4
Corporate securities	274.1	0.1	(0.1)	274.1
Total available-for-sale securities	$496.6	$0.1	$(0.3)	$496.4
 As of June 27, 2015, of the total estimated fair value, $33.7 million was classified as cash equivalents, $461.9 million was classified as short-term investments and $0.8 million was classified as other non-current assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the amounts presented above, as of June 27, 2015, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $3.0 million, of which $0.4 million was invested in debt securities, $0.7 million was invested in money market instruments and funds and $1.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
As of June 27, 2015, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$(0.2)	$(0.2)
Corporate securities	(0.1)	—	(0.1)
Total gross unrealized losses	$(0.1)	$(0.2)	$(0.3)
Fair Value Measurements
Assets measured at fair value as of July 2, 2016 are summarized below (in millions):

	Fair Value Measurement as of
	July 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Available-for-sale securities:
U.S. treasuries	$46.1	$46.1	$—
U.S. agencies	24.9	—	24.9
Municipal bonds and sovereign debt instruments	2.0	—	2.0
Asset-backed securities	50.2		50.2
Corporate securities	224.6	—	224.6
Total debt available-for-sale securities	347.8	46.1	301.7
Marketable equity securities	171.3	171.3	—
Money market funds	274.4	274.4	—
Trading securities	2.4	2.4	—
Total assets (1)	795.9	494.2	301.7

(1)
$295.4 million in cash and cash equivalents, $484.7 million in short-term investments, $11.3 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets measured at fair value as of June 27, 2015 are summarized below (in millions):

	Fair value measurement as of
	June 27, 2015
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$51.9	$51.9	$—
U.S. agencies	96.0	—	96.0
Municipal bonds and sovereign debt instruments	4.0	—	4.0
Asset-backed securities	70.4	—	70.4
Corporate securities	274.1	—	274.1
Total debt available-for-sale securities	496.4	51.9	444.5
Money market funds	220.6	220.6	—
Trading securities	3.0	3.0	—
Total assets (1)	$720.0	$275.5	$444.5

(1)
$225.4 million in cash and cash equivalents, $464.9 million in short-term investments, $25.1 million in restricted cash, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.

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

•
Level 1 includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds, U.S. Treasury securities, and marketable equity securities as they are traded with sufficient volume and frequency of transactions.

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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of July 2, 2016 and June 27, 2015, the Company did not hold any Level 3 investment securities.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

primarily certain short-term intercompany receivables and payables, and to reduce the volatility of earnings and cash flows related to foreign-currency transactions.
The forward contracts, most with a term of less than 120 days, were transacted near fiscal year end; therefore, the fair value of the contracts as of both July 2, 2016 and June 27, 2015 is not material. The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net.
Note 9. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 28, 2014 (1)	$158.0	$94.8	$8.3	$261.1
Currency translation and other adjustments	(3.5)	(2.1)	—	(5.6)
Balance as of June 27, 2015 (2)	$154.5	$92.7	$8.3	$255.5
Goodwill allocation - WaveReady (3)	(6.0)	—	—	(6.0)
Currency translation and other adjustments	(4.7)	(1.3)	—	(6.0)
Goodwill impairment charge	—	(91.4)	—	(91.4)
Balance as of July 2, 2016 (4)	$143.8	$—	$8.3	$152.1

(1)
Gross goodwill balances for NE, SE and OSP were $459.9 million, $276.0 million and $92.8 million, respectively as of June 28, 2014. Accumulated impairment for NE, SE and OSP was $301.9 million, $181.2 million and $84.5 million, respectively as of June 28, 2014.

(2)
Gross goodwill balances for NE, SE and OSP were $456.4 million, $273.9 million and $92.8 million, respectively as of June 27, 2015. Accumulated impairment for NE, SE and OSP was $301.9 million, $181.2 million and $84.5 million, respectively as of June 27, 2015.

(3)
Amount represents a release of the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line, which is now a part of Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information.

(4)
Gross goodwill balances for NE, SE and OSP were $445.7 million, $272.6 million and $92.8 million, respectively as of July 2, 2016. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 2, 2016.

The following table presents gross goodwill and aggregate impairment balances for the fiscal years ended July 2, 2016, and June 27, 2015 (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
Gross goodwill balance	$811.1	$823.1
Accumulated impairment losses	(659.0)	(567.6)
Net goodwill balance	$152.1	$255.5
Impairment of Goodwill
The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by Management for the year ended fiscal 2016 and 2015, its reporting units were NE, SE and OSP. For the year ended Fiscal 2014, the Company’s reporting unit were NSE and OSP.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2016
Interim Review
During the first quarter of fiscal 2016, the Company released the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line which is now part of Lumentum as of the Separation date. In connection with this change in the NE reporting unit, the Company performed a goodwill impairment test for its NE reporting unit under the qualitative assessment of the authoritative guidance for impairment testing. The Company concluded that it was more likely than not that the fair value of the NE reporting unit exceeded its carrying amount. There were no events or changes in circumstances which triggered an impairment review for the remaining reporting units.
Annual Review
During the fourth quarter the Company performed the goodwill impairment test for all its reporting units under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Other than noted above there were no other triggering events during the interim periods of fiscal 2016 and thus, the Company reviewed goodwill for impairment during the fourth quarter, in line with its completion of its annual operating plan for fiscal 2017.
Under the first step of the authoritative guidance for impairment testing, the fair value of the NE and OSP reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Due to lack of comparability with its peer companies the fair value of the SE reporting unit was determined only utilizing the income approach. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 3.0% to 7.0%, discount rates of 14.0% to 17.0% and terminal value growth rates of 3.0% to 5.0%. The Company believes that the assumptions and rates used in the impairment test are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The determination of the estimated fair value of goodwill required the use of significant unobservable inputs which are considered Level 3 fair value measurements. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium. Based on the first step of the authoritative guidance for impairment testing, the Company concluded that the fair value of all reporting units, except SE, were in excess of their carrying value. The fair value of the SE reporting unit was lower than the carry value based on the completion of its annual operating plan for fiscal 2017 in the fourth quarter which revealed a longer investment cycle being needed for certain growth products within the SE, coupled with a decline in the reporting unit’s revenue and operating profitability in fiscal 2016 compared to fiscal 2015 when goodwill was last tested for impairment.
The second step of the goodwill impairment test involved performing a hypothetical purchase price allocation to determine the implied fair value of the SE reporting unit’s goodwill. This process is complex and required judgment in the development of assumptions that affected the determination of the fair value of the SE reporting unit’s individual assets and liabilities, including previously unrecognized intangible assets. Based on the step two analysis, the Company determined that all of the SE goodwill balance of $91.4 million was impaired and therefore recorded as an impairment charge in the fourth quarter of fiscal 2016 in the accompanying Consolidated Statements of Operations. Prior to completing the goodwill impairment test, the Company tested the recoverability of the SE long-lived assets (other than goodwill) and concluded that such assets were not impaired.
Fiscal 2015
Interim Review
As the Company reorganized its NSE segment into two reportable segments, NE and SE, during the first quarter of fiscal 2015, goodwill allocated to the new NE and SE reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Annual Review
During the fourth quarter the Company reviewed the goodwill of all its reporting units under the qualitative assessment of the authoritative guidance for impairment testing. The Company concluded that it was more likely than not that the fair value of the reporting units that currently have goodwill recorded exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors, including: change in industry and competitive environment, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance. As such, it was not necessary to perform the two-step goodwill impairment test at this time and hence the Company recorded no impairment charge in accordance with its annual impairment test.
Fiscal 2014
During fiscal 2014, the Company reviewed goodwill for impairment during the fourth quarter as no triggering events were noted. The Company reviewed goodwill under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Under the first step of the authoritative guidance for impairment testing, the fair value of the reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis on any reporting unit to determine the amount of the impairment loss. The Company recorded no impairment charge in accordance with its annual impairment test.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(337.3)	$32.0
Customer relationships	95.6	(68.0)	27.6
Other (1)	10.8	(10.5)	0.3
Total intangibles	$475.7	$(415.8)	$59.9

As of June 27, 2015	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$418.9	$(373.6)	$45.3
Customer relationships	178.7	(135.8)	42.9
Other (1)	19.5	(18.9)	0.6
Total intangibles subject to amortization	617.1	(528.3)	88.8
In-process research and development	1.8	—	1.8
Total intangibles	$618.9	$(528.3)	$90.6

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
Fiscal 2016
During the first quarter of fiscal 2016, the Company completed its in-process research and development (“IPR&D”) project related to the fiscal 2014 acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets with a useful life of thirty-six months.
Prior to conducting step one of the goodwill impairment tests for the SE reporting unit, the Company first evaluated the recoverability of the long-lived assets, including purchased intangible assets. In accordance with authoritative guidance, when indicators of impairment are present, the Company tests long-lived assets (other than goodwill) for recoverability by comparing the carrying value of an asset group, which is the same as the reporting unit~~,~~ to its net undiscounted cash flows expected to be

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

generated from its use and their eventual disposition over the remaining useful live of the primary asset. The result of the analysis indicated that the estimated undiscounted cash flows exceed the carrying amount of the long-lived asset group, the long-lived asset group is recoverable; therefore, an impairment was not identified.
Fiscal 2015
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
During fiscal 2016, 2015 and 2014, the Company recorded $31.9 million, $51.4 million and $49.6 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Cost of sales	$17.3	$31.9	$34.1
Operating expense	14.6	19.5	15.5
Total	$31.9	$51.4	$49.6
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of July 2, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2017	$28.5
2018	20.4
2019	9.3
2020	1.4
Thereafter	0.3
Total amortization	$59.9
Note 11. Debts and Letters of Credit
As of July 2, 2016 and June 27, 2015, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the 0.625% Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	July 2, 2016	June 27, 2015
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(61.7)	(88.4)
Carrying amount of liability component	$588.3	$561.6

Carrying amount of equity component (1)	$134.4	$134.4

(1)	Included in Accumulated paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants and held no short term debt as of July 2, 2016 and June 27, 2015.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

0.625% Senior Convertible Notes
On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 (“2033 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each calendar year. The 2033 Notes mature on August 15, 2033 unless earlier converted, redeemed or repurchased.
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
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of July 2, 2016, the expected remaining term of the 2033 Notes is 2.1 years.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of July 2, 2016, the unamortized portion of the debt issuance costs related to the 2033 Notes was $5.0 million, which was included in Other non-current assets on the Consolidated Balance Sheets.
Based on quoted market prices as of July 2, 2016 and June 27, 2015, the fair value of the 2033 Notes was approximately $633.0 million and $644.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Years Ended
	July 2, 2016	June 27, 2015
Effective interest rate	5.4%	5.4%
Interest expense-contractual interest	$4.1	$4.1
Accretion of debt discount	26.7	25.3
Revolving Credit Facility
On August 21, 2013, in addition to the close of the 2033 Notes offering, the Company terminated its existing $250.0 million revolving credit facility, which had no amounts outstanding upon termination. The $1.3 million of unamortized debt issuance costs was fully amortized to interest expense upon termination in the first quarter of fiscal 2014.
Outstanding Letters of Credit
As of July 2, 2016, the Company had 12 standby letters of credit totaling $15.1 million.
Note 12. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of July 2, 2016 and June 27, 2015, the Company’s total restructuring accrual was $18.0 million and $27.2 million. During fiscal 2016, 2015 and 2014 the Company recorded restructuring and related charges of $10.5 million, $26.8 million and $21.3 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the year ended July 2, 2016 were as follows (in millions):

	Balance as of June 27, 2015	Fiscal Year 2016 Charges (Releases)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of July 2, 2016
Fiscal 2016 Plan
NE, SE and Shared Service Agile Restructuring Plan (1) (2)	$—	$9.1	$(0.4)	$(0.1)	$8.6
NE and SE Agile Restructuring Plan (1)	$—	$2.4	$(1.5)	$(0.1)	$0.8
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (1) (2)	14.9	(0.2)	(13.1)	(0.2)	1.4
Fiscal 2014 Plans
NE Realignment Plan (1)	0.6	(0.1)	(0.5)	—	—
Shared Services Restructuring Plan (1)	0.7	—	(0.7)	—	—
NE Product Strategy Restructuring Plan (1)	2.3	(0.1)	(0.7)	—	1.5
NE Lease Restructuring Plan (first floor) (2)	5.2	0.2	(1.4)	—	4.0
Central Finance and IT Restructuring Plan (1)	1.1	(0.7)	(0.1)	—	0.3
Plans Prior to Fiscal 2014	2.4	(0.1)	(0.9)	—	1.4
Total	$27.2	$10.5	$(19.3)	$(0.4)	$18.0

(1)	Plan type includes workforce reduction cost.

(2)	Plan type includes lease exit cost.
As of July 2, 2016 and June 27, 2015, $4.7 million and $8.1 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2016 Plan
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation as part of Viavi’s continued commitment for a more cost effective organization. As a result, a restructuring charge of $8.8 million was recorded for severance and employee benefits for approximately 190 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2017.
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Viavi’s ongoing commitment for an agile and more efficient operating structure. As a result, a restructuring charge of $2.4 million was recorded for severance and employee benefits for approximately 50 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2017.
Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the separation. As a result, approximately 330 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018. During the fourth quarter of fiscal 2015, Management also approved a plan in the NE and SE segment to exit the space in Roanoke, Virginia. As of July 2, 2016, the Company exited the workspace in Roanoke under the plan. The fair value of the remaining contractual obligations as of July 2, 2016 was $0.3 million. Payments related to the Roanoke lease costs are expected to be paid by the end of the fourth quarter of fiscal 2017.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of July 2, 2016 was $4.0 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
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
Plans Prior to Fiscal 2014
As of July 2, 2016, the restructuring accrual for plans that commenced prior to fiscal year 2014 was $1.4 million, which consists of immaterial accruals from various restructuring plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Domestic	$(110.9)	$(173.1)	$(136.4)
Foreign	65.0	67.8	50.6
(Loss) income before income taxes	$(45.9)	$(105.3)	$(85.8)
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Federal:
Current	$—	$0.1	$(0.2)
Deferred	(26.2)	2.3	(4.5)
	(26.2)	2.4	(4.7)
State:
Current	—	(0.1)	—
Deferred	(1.5)	0.1	(0.3)
	(1.5)	—	(0.3)
Foreign:
Current	21.3	17.9	16.7
Deferred	10.9	5.8	(22.9)
	32.2	23.7	(6.2)
Total income tax (benefit) expense	$4.5	$26.1	$(11.2)
The federal and state deferred tax benefit primarily relates to the intraperiod allocation rules for other comprehensive income and discontinued operations and the release of deferred tax liabilities on tax deductible goodwill that is impaired for financial statement purposes. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax expense primarily relates to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
There was no material tax benefit associated with exercise of stock options for the fiscal years ended July 2, 2016, June 27, 2015 and June 28, 2014.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense (benefit) at the effective tax rate is as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Income tax (benefit) expense computed at federal statutory rate	$(16.1)	$(36.8)	$(30.0)
Goodwill impairment	19.4	—	—
Intraperiod allocation	(20.7)	—	(6.4)
Foreign rate differential	(2.0)	(2.3)	(0.5)
Valuation allowance	18.2	56.7	43.6
Research and experimentation benefits and other tax credits	(1.1)	(0.9)	(0.1)
Statute expiration	—	—	(21.7)
Reversal of previously accrued taxes	—	(0.8)	(0.7)
Permanent items	6.7	8.0	3.8
Other	0.1	2.2	0.8
Income tax (benefit) expense	$4.5	$26.1	$(11.2)
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Gross deferred tax assets:
Tax credit carryforwards	$141.0	$131.4	$124.8
Net operating loss carryforwards	1,846.3	2,226.1	2,261.4
Capital loss carryforwards	145.9	4.1	4.9
Inventories	6.1	6.7	6.4
Accruals and reserves	27.4	30.2	43.9
Investments	34.4	0.7	0.8
Other	60.3	55.5	54.3
Acquisition-related items	65.2	59.9	54.3
Gross deferred tax assets	2,326.6	2,514.6	2,550.8
Valuation allowance	(2,174.3)	(2,334.5)	(2,321.8)
Deferred tax assets	152.3	180.1	229.0
Gross deferred tax liabilities:
Acquisition-related items	(13.2)	(20.9)	(31.0)
Undistributed foreign earnings	—	(4.7)	(4.2)
Other	(31.1)	(44.5)	(49.3)
Deferred tax liabilities	(44.3)	(70.1)	(84.5)
Total net deferred tax assets (liabilities)	$108.0	$110.0	$144.5
At the beginning of the second quarter of fiscal 2016, the Company prospectively adopted the authoritative guidance on balance sheet classification of deferred taxes, which requires deferred tax assets and liabilities, and any related valuation allowance, to be classified as non-current on the Consolidated Balance Sheets. This classification eliminates the need to separately identify the net current and net non-current deferred tax asset or liability in each jurisdiction. As of June 27, 2015, deferred tax assets and

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax liabilities of $2.0 million and $7.1 million, respectively, were not reclassified from current to non-current as the Company elected to adopt the authoritative guidance prospectively.
As of July 2, 2016, the Company had federal, state and foreign tax net operating loss carryforwards of $5,008.3 million, $886.0 million and $609.2 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $100.7 million, $39.6 million and $0.7 million, respectively. As a result of the Lumentum transaction we utilized federal and state net operating losses of approximately $1,026 million and $226 million, respectively, and generated capital losses of approximately $393 million. Of the remaining net operation losses, approximately $106.4 million when realized will be credited to additional paid-in capital. The Company’s policy is to account for the utilization of tax attributes under a with-and-without approach. The tax net operating loss, tax credit and capital loss carryforwards will start to expire in calendar 2017 and at various other dates through 2035 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $319.6 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $17.0 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The valuation allowance decreased by $160.2 million in fiscal 2016, increased by $12.6 million in fiscal 2015, and decreased by $12.1 million in fiscal 2014. The decrease during fiscal 2016 was primarily due to the Lumentum transaction. The increase during fiscal 2015 was primarily related to the increases in the deferred tax assets and intangible amortization. The decrease during fiscal 2014 was primarily related to an increase in acquisition and debt issuance related deferred tax liabilities. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended July 2, 2016	$2,334.5	$227.5	$(387.7)	$2,174.3
Year Ended June 27, 2015	$2,321.8	$39.5	$(26.8)	$2,334.5
Year Ended June 28, 2014	$2,333.9	$32.2	$(44.3)	$2,321.8

(1)
Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes.

(2)
Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and OCI impact to deferred taxes.

Approximately $514.7 million of the valuation allowance as of July 2, 2016 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which will be credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions will be credited to additional paid-in-capital.
During fiscal 2014, the Company recognized $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-US jurisdiction. In addition, the Company recorded a tax benefit of $6.4 million related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of unrecognized tax benefits between June 29, 2013 and July 2, 2016 is as follows (in millions):

Balance at June 29, 2013	$58.2
Additions based on tax positions related to current year	3.2
Additions due to foreign currency rate fluctuation	1.1
Reductions for lapse of statute of limitations	(21.7)
Reductions based on state credit expiration	(1.7)
Reductions based on the tax positions related to the prior year	(0.8)
Balance at June 28, 2014	38.3
Additions based on tax positions related to current year	1.9
Reductions for lapse of statute of limitations	(3.3)
Reductions due to foreign currency rate fluctuations	(0.1)
Balance at June 27, 2015	36.8
Additions based on tax positions related to current year	5.1
Reductions for lapse of statute of limitations	(0.2)
Balance at July 2, 2016	$41.7
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at July 2, 2016 are $3.0 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 2, 2016 are $38.7 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance and are included in deferred taxes and other non-current tax liabilities, net in the Consolidated Balance Sheets.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 2, 2016 and June 27, 2015 was approximately $1.7 million and $1.6 million, respectively. During fiscal 2016, the Company’s accrued interest and penalties decreased by $0.1 million primarily relating to the lapse of statute in a non-US jurisdiction. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $1.0 million.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 2, 2016:

Tax Jurisdictions	Tax Years
United States	2013 and onward
Canada	2010 and onward
China	2011 and onward
France	2013 and onward
Germany	2014 and onward
Korea	2011 and onward
United Kingdom	2015 and onward

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stockholders' Equity
Repurchase of Common Stock
Fiscal 2014
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
Fiscal 2015
During the first quarter of fiscal 2015, the Company repurchased approximately 0.4 million shares of common stock in open market purchases at an average price of $11.93 per share under the stock repurchase program authorized on May 21, 2014. The total purchase price of these repurchases under the stock repurchase program of $60.0 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.
Fiscal 2016
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
On February 1, 2016, the Company’s Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions between February 1, 2016 and February 1, 2017. During the fourth quarter of fiscal 2016, the Company repurchased approximately 0.7 million shares of common stock in open market purchases at an average price of $6.60 per share under the stock repurchase program authorized on February 1, 2016. The total purchase price of these repurchases under the stock repurchase program of $4.5 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.
All common shares repurchased during fiscal 2016, 2015 and 2014 under this program have been canceled and retired.
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
Exchangeable Shares of JDS Uniphase Canada Ltd.
On March 31, 2014 (“the Redemption Date”), the Company exercised its right to redeem approximately 3.2 million outstanding exchangeable shares of JDS Uniphase Canada Ltd (“Exchangeable Shares”). On the Redemption Date, holders of

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exchangeable Shares were entitled to receive one share of the Company’s common stock in exchange for each Exchangeable Share held. There were no Exchangeable Shares issued and outstanding as of July 2, 2016 and June 27, 2015, respectively.
Note 15. Stock-Based Compensation
Stock-Based Benefit Plans
Stock Option Plans
As of July 2, 2016, the Company had 12.5 million shares of stock options and Full Value Awards issued and outstanding to employees and directors under the Restated 2005 Acquisition Equity Incentive Plan (“the 2005 Plan”), Restated 2003 Equity Incentive Plan (“the 2003 Plan”), inducement grants in connection with the appointment of our new CEO in fiscal 2016 and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three-year or four-year period and, if not exercised, expire from five to ten years after the date of grant.
On November 14, 2012, the Company’s shareholders approved two amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under this plan by 10,000,000 shares. The second amendment extended the 2003 Plan’s terms for an additional ten year period after the date of approval of the amendment. On December 5, 2014, the Company’s shareholders approved another amendment to the 2003 Plan to increase the number of shares that may be issued under the plan by 9,000,000 shares. On August 1, 2015, following the Separation, the number of shares available for grant and all outstanding awards were automatically adjusted pursuant to the terms of the 2003 Plan and 2005 Plan.
As of July 2, 2016, 19.4 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. On August 1, 2015, following the Separation, the number of shares available for issuance was automatically adjusted pursuant to the terms of the 1998 Purchase Plan. As of July 2, 2016, 5.5 million shares remained available for issuance. The 1998 Purchase Plan provides a 5% discount and a six month look-back period.
Full Value Awards
Full Value Awards refer to RSUs (time-based, Non-Performance Shares) and MSUs (Market-based, Performance Shares) that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are performance-based with market conditions, time-based or a combination of both and expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2016, 2015 and 2014 was as follows (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Cost of sales	$4.8	$4.2	$4.3
Research and development	8.4	8.1	8.4
Selling, general and administrative	29.2	35.2	32.0
Total stock-based compensation expense	$42.4	$47.5	$44.7
Approximately $0.8 million of stock-based compensation expense was capitalized to inventory at July 2, 2016.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, to be amortized over the remaining service periods of the underlying awards.
Unless otherwise noted, share amounts and grant-date fair values for periods prior to the Separation Date represent the Company’s historical information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation. Refer to “Note 3. Discontinued Operations” for more information on the Separation.
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
The amendments resulted in a modification of equity awards for six executives and total incremental stock-based compensation of $6.3 million, which was amortized over the period between the modification date and the termination dates of the executives.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following is a summary of stock option activities (amount in millions except per share amounts):

	Number of Shares	Weighted-Average Exercise Price (1)
Balance as of June 29, 2013	5.6	$10.56
Exercised	(1.6)	7.91
Canceled	(0.5)	22.24
Balance as of June 28, 2014	3.5	10.13
Exercised	(0.9)	7.58
Canceled	(0.1)	14.54
Balance as of June 27, 2015	2.5	10.84
Granted	1.2	5.95
Exercised	(0.7)	4.74
Canceled	(0.4)	10.52
Net adjustment due to the separation	0.5
Balance as of July 2, 2016	3.1	$5.91

Expected to vest	2.8	$5.91
(1) Weighted average exercise price is calculated using exercise prices prior to the Separation and after the Separation.
The total intrinsic value of options exercised during the year ended July 2, 2016 was $1.3 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets. As of July 2, 2016, $2.0 million of unrecognized stock-based compensation expense related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 3.6 years.
The following table summarizes significant ranges of outstanding and exercisable options as of July 2, 2016, adjusted to reflect the impact of the Lumentum separation.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$1.99 - $3.28	564,672	0.99	$2.96		564,672		$2.96
$5.74 - $5.74	812,359	1.52	5.74		812,359		5.74
$5.95 - $5.95	1,180,257	7.62	5.95		—		—
$6.52 - $9.93	394,487	1.25	8.75		394,487		8.75
$11.82 - $11.82	107,412	2.87	11.82		107,412		11.82
	3,059,187	3.79	$5.91	$3.6	1,878,930	1.4	$5.88	$2.8
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $6.61 as of July 2, 2016, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 2, 2016 was 1.5 million.
Employee Stock Purchase Plan Activity
The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the shares issued and the fair market value at purchase date, pursuant to the Company’s ESPP during the year ended July 2, 2016:

Purchase date	January 29, 2016
Shares issued	253,885
Fair market value at purchase date	$4.75
As of July 2, 2016, there was $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. The cost will be recognized in the first quarter of fiscal 2017.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of July 2, 2016 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average grant-dated fair value
Non-vested at June 29, 2013	1.0	8.0	9.0	$12.61
Awards granted	0.6	5.4	6.0	13.42
Awards vested	(0.4)	(4.1)	(4.5)	12.26
Awards forfeited	(0.1)	(1.0)	(1.1)	12.94
Non-vested at June 28, 2014	1.1	8.3	9.4	13.19
Awards granted	0.7	5.3	6.0	11.78
Awards vested	(0.8)	(4.4)	(5.2)	12.96
Awards forfeited	—	(1.4)	(1.4)	13.10
Non-vested at June 27, 2015	1.0	7.8	8.8	12.36
Awards granted	0.7	6.1	6.8	5.75
Awards vested	(0.7)	(4.8)	(5.5)	6.01
Awards forfeited	(0.4)	(1.8)	(2.2)	7.89
Net adjustment due to the separation	0.4	1.1	1.5
Non-vested at July 2, 2016	1.0	8.4	9.4	$6.55

(1)
Performance Shares refer to the Company’s MSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2016, 2015 and 2014 was estimated to be $3.7 million, $9.4 million and $9.2 million respectively, and was calculated using a Monte Carlo simulation.

As of July 2, 2016, $39.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During fiscal 2016, 2015 and 2014, the Company paid $11.4 million, $22.1 million and $21.4 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions
The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Volatility of common stock	33.8%	40.8%	53.9%
Average volatility of peer companies	52.9%	53.4%	58.6%
Average correlation coefficient of peer companies	0.1103	0.2156	0.2920
Risk-free interest rate	0.8%	0.6%	0.8%
The Company estimates the fair value of Stock Options and ESPP using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Stock Options	Employee Stock Purchase Plans
	July 2, 2016	July 2, 2016	June 27, 2015	June 28, 2014
Expected term (in years)	5.2	0.5	0.5	0.5
Expected volatility	42.3%	45.7%	37.9%	39.5%
Risk-free interest rate	1.2%	0.4%	0.1%	0.1%
Expected Term: The Company's expected term for stock options was calculated utilizing the simplified method in accordance with the authoritative guidance. The Company used the simplified method as the Company does not have sufficient historical share option exercise data due to the limited number of shares granted as well as changes in the Company's business following the Separation, rendering existing historical experience less reliable in formulating expectations for current grants. The Company’s expected term for ESPP is in line with the six month look-back period of its ESPP.
Expected Volatility: The Company has limited trading history following the Separation; therefore, the expected volatility for stock options was based on the historical volatility of the Company's common stock and its peers. For grants prior to the Separation and for ESPP grants, the Company determined that a combination of the implied volatility of its traded options and historical volatility of its stock price based on the expected term of the equity instrument most appropriately reflects market expectation of future volatility. Implied volatility is based on traded options of the Company’s common stock with a remaining maturity of four and a half months or greater.
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
Note 16. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,000 in calendar year 2016 as set by the Internal Revenue Service.
For all eligible participants who have completed 180 days of service with Viavi, the 401(k) Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.7 million, $4.8 million, and $4.8 million in fiscal 2016, 2015 and 2014, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Compensation Plan
The Company also provides for the benefit of certain eligible employees in the U.S. a non-qualified retirement plan. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading securities on the Company’s Consolidated Balance Sheets. Refer to “Note 8. Investments and Fair Value Measurements” for more information. Effective January 1, 2011, the Company suspended all employee contributions into the plan.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. In connection with the Separation, the Company transferred the liabilities and assets of the Switzerland defined benefit pension plans to Lumentum in the amount of $6.7 million and $4.6 million, respectively.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 2, 2016, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions to defined benefit plans are expected in fiscal 2016, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
In the fourth quarter of fiscal 2016 the Company has elected to early adopt the authoritative guidance issued by the FASB that provides a practical expedient permitting an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The Company has elected to early adopt the month-end date of June 30, which is the closest month-end to the Company’s fiscal year as the measurement date for all of the Company's qualified and the non-qualified pension plans in certain countries beginning in fiscal 2016. Measurement dates for prior periods are not impacted.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Years Ended
Pension Benefits	2016	2015	2014
Service cost	$0.2	$0.2	$0.4
Interest cost	3.0	3.7	4.5
Expected return on plan assets	(1.5)	(1.6)	(1.4)
Recognized net actuarial losses	0.7	0.4	0.1
Provision for legal proceeding	8.4	—	—
Net periodic benefit cost	$10.8	$2.7	$3.6
The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2017 is $2.0 million. Refer to “Note 17. Commitments and Contingencies” for further information on the provision for legal proceeding.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	2016	2015
Change in benefit obligation
Benefit obligation at beginning of year	$121.2	$139.3
Service cost	0.2	0.2
Interest cost	3.0	3.7
Actuarial losses	14.5	3.9
Benefits paid	(4.7)	(4.7)
Provision for legal proceeding	8.4	—
Foreign exchange impact	(8.0)	(21.2)
Benefit obligation at end of year	$134.6	$121.2
Change in plan assets
Fair value of plan assets at beginning of year	30.2	30.5
Actual return on plan assets	1.8	1.7
Employer contributions	4.6	5.0
Benefits paid	(4.7)	(4.7)
Foreign exchange impact	(4.7)	(2.3)
Fair value of plan assets at end of year	$27.2	$30.2
Funded status	$(107.4)	$(91.0)
Accumulated benefit obligation	$133.9	$120.6

	Pension Benefit Plans
	2016	2015
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$5.5	$4.8
Non-current liabilities	101.9	86.2
Net amount recognized at end of year	$107.4	$91.0
Amount recognized in Accumulated other comprehensive income at end of year:
Actuarial losses, net of tax	$(24.4)	$(14.5)
Net amount recognized at end of year	$(24.4)	$(14.5)
Other changes in plan assets and benefit obligations recognized in Other comprehensive loss:
Net actuarial losses	$(10.6)	$(2.8)
Amortization of accumulated net actuarial losses	0.7	0.4
Total recognized in other comprehensive loss	$(9.9)	$(2.4)
As of July 2, 2016 and June 27, 2015, the liability related to the post retirement benefit plan was $1.1 million and $1.0 million respectively. The balances were included in Other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2016, the Company contributed GBP 0.5 million or approximately $0.7 million, while in fiscal 2015, the Company contributed GBP 0.7 million or approximately $1.1 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	2016	2015	2014
Weighted-average assumptions used to determine net period cost:
Discount rate	2.1%	3.0%	3.7%
Expected long-term return on plan assets	5.3	5.8	5.4
Rate of pension increase	2.3	2.3	2.2

Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	1.7%	2.6%	3.0%
Rate of pension increase	2.1	2.2	2.2
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the U.K. plan assets at fair value and the percentage of assets allocations as of July 2, 2016 (in millions, except percentage data):

				Fair value measurement as of
				July 2, 2016
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	40%	$10.5	38.6%	$—	$10.5
Fixed income	40%	10.7	39.3%	—	10.7
Other	20%	5.4	19.9%	—	5.4
Cash		0.6	2.2%	0.6	—
Total assets		$27.2	100.0%	$0.6	$26.6
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 27, 2015 (in millions, except percentage data).

				Fair value measurement as of
				June 27, 2015
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	40%	$12.3	40.7%	$—	$12.3
Fixed income	40%	11.7	38.7%	—	11.7
Other	20%	5.9	19.5%	—	5.9
Cash		0.3	1.0%	0.3	—
Total assets		$30.2	100.0%	$0.3	$29.9
The Company’s pension assets consist of multiple institutional funds (“pension funds”) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Global equity consists of several index funds that invest primarily in U.K. equities and other overseas equities.
Fixed income consists of several funds that invest primarily in index-linked Gilts (over 5 year), sterling-denominated investment grade corporate bonds, and overseas government bonds.
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

(in millions)	Pension Benefit Plans
2017	$6.6
2018	5.9
2019	6.0
2020	5.6
2021	5.8
2022 - 2026	31.6
Thereafter	45.9
Total	$107.4
Timing of the payment relating to the legal proceeding, which is included in the above table under “Thereafter,” is not yet determined. Refer to “Note 17. Commitments and Contingencies” for further information.
Note 17. Commitments and Contingencies
Operating Leases
The Company leases certain real and personal property from unrelated third parties under non-cancelable operating leases that expire at various dates through fiscal 2023. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of July 2, 2016, future minimum annual lease payments under non-cancelable operating leases were as follows (in millions):

2017	$18.7
2018	18.6
2019	14.2
2020	9.9
2021	7.7
Thereafter	4.8
Total minimum operating lease payments	$73.9
Included in the future minimum lease payments table above is $5.7 million related to lease commitments in connection with the Company’s restructuring and related activities. Refer to “Note 12. Restructuring and Related Charges” for more information.
The aggregate future minimum rentals to be received under non-cancelable subleases totaled $4.7 million as of July 2, 2016. Rental expense relating to building and equipment was $13.8 million, $14.3 million and $17.7 million in fiscal 2016, 2015 and 2014, respectively.
Purchase Obligations
Purchase obligations of $55.9 million as of July 2, 2016, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Financing Obligations - Eningen and Santa Rosa
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
As of July 2, 2016, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $4.0 million was included in Other non-current liabilities. As of June 27, 2015, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $4.1 million was included in Other non-current liabilities.
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
As of July 2, 2016, $0.8 million was included in Other current liabilities, and $24.7 million was included in Other non-current liabilities. As of June 27, 2015, $1.4 million was included in Other current liabilities, and $24.8 million was included in Other non-current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of July 2, 2016 and June 27, 2015.
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
The following table presents the changes in the Company’s warranty reserve during fiscal years 2016 and 2015 (in millions):

	Year Ended
	July 2, 2016	June 27, 2015
Balance as of beginning of period	$3.7	$3.6
Provision for warranty	3.9	3.8
Utilization of reserve	(3.3)	(3.8)
Adjustments related to pre-existing warranties (including changes in estimates)	0.6	0.1
Balance as of end of period	$4.9	$3.7
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. Prior to this decision, the Company, in consultation with outside legal counsel, believed that the pension deed of trust document was invalid or, alternatively, that the subsequent rectification should be applied retroactively. Under both scenarios, the Company believed that the likelihood of an increase in plan benefits was remote. While the Company is pursuing other legal arguments in this matter, such as appealing the court decision and pursuing a claim against the U.K. law firm responsible for the error, the Company determined that the likelihood of loss to be probable as of July 2, 2016 and estimated the increase in liability to range from GBP 5.7 million to GBP 8.4 million. The Company accrued GBP 5.7 million, or $8.4 million, in accordance with authoritative guidance on contingencies. The accrual is included as a component of selling, general and administrative expense and included in pension and post-employment benefits, which is a component of other non-current liabilities, in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 18. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, Oleg Khaykin, the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.
The Company is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets.
The Company’s reportable segments are:
(i) Network Enablement (“NE”):
NE provides testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. The company also offers a range of product support and professional services such as repair, calibration, software support and technical assistance for our products
(ii) Service Enablement (“SE”):
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
The CODM manages the Company in two broad business categories: Network and Service Enablement ("NSE") and OSP. NSE operates in two segments, NE and SE, whereas OSP operates as a single segment. The CODM evaluates segment performance of the NSE business based on NE and SE segment gross margin and NSE operating margin as a whole. Operating expenses associated with the NSE business are not allocated to the NE and SE segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on OSP segment operating margin. In addition, prior to the first quarter of fiscal 2016 the Company did not allocate certain corporate-level operating expenses associated with its shared-service function to its segment results. Beginning in the first quarter of fiscal 2016, the Company has allocated these corporate-level operating expenses to its segment results, with the exception of certain non-core operating and non-operating activities as discussed below.
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related charges, impairment of goodwill, non-operating income and expenses, or other non-core operating and non-recurring charges to its segments because Management does not include this information in its measurement of the performance

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the operating segments. These items are presented as “Reconciling Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
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
Information on reportable segments is as follows (in millions):

	Year Ended July 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$504.6	$153.6	$658.2	$248.1	$906.3	$—	$906.3

Gross profit	329.7	99.4	429.1	143.1	572.2	(22.5)	549.7
Gross margin	65.3%	64.7%	65.2%	57.7%	63.1%		60.7%

Operating (loss) income			12.7	102.9	115.6	(199.9)	(84.3)
Operating margin			1.9%	41.5%	12.8%		(9.3)%

	Year Ended June 27, 2015
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$506.8	$174.3	$681.1	$192.8	$873.9	$—	$873.9

Gross profit	333.9	119.2	453.1	104.3	557.4	(37.3)	520.1
Gross margin	65.9%	68.4%	66.5%	54.1%	63.8%		59.5%

Operating income (loss)			(0.1)	68.1	68.0	(143.8)	(75.8)
Operating margin			—%	35.3%	7.8%		(8.7)%

	Year Ended June 28, 2014
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$570.1	$156.0	$726.1	$200.8	$926.9	$—	$926.9

Gross profit	371.0	95.4	466.4	100.7	567.1	(39.3)	527.8
Gross margin	65.1%	61.2%	64.2%	50.1%	61.2%		56.9%

Operating income (loss)			(0.2)	63.8	63.6	(119.2)	(55.6)
Operating margin			—%	31.8%	6.9%		(6.0)%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Corporate reconciling items impacting gross profit:
Total segment gross profit	$572.2	$557.4	$567.1
Stock-based compensation	(4.8)	(4.2)	(4.3)
Amortization of intangibles	(17.3)	(31.9)	(34.1)
Other charges unrelated to core operating performance	(0.4)	(1.2)	(0.9)
GAAP gross profit	$549.7	$520.1	$527.8

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$115.6	$68.0	$63.6
Stock-based compensation	(42.4)	(47.5)	(44.7)
Amortization of intangibles	(31.9)	(51.4)	(49.6)
Impairment of goodwill	(91.4)	—	—
Other charges unrelated to core operating performance (1)(2)	(23.7)	(18.1)	(3.6)
Restructuring and related charges	(10.5)	(26.8)	(21.3)
GAAP operating income (loss) from continuing operations	$(84.3)	$(75.8)	$(55.6)

(1)
During the year ended July 2, 2016 other charges unrelated to core operating performance primarily consisted of (a) an $8.4 million charge related to a litigation ruling impacting our U.K. pension obligation, (b) $5.0 million of Viavi-specific charges related to the Separation and (c) $3.5 million of non-recurring incremental severance and related costs upon the exit of a key executive.

(2)
During the year ended June 27, 2015, other charges unrelated to core operating performance primarily consisted of $9.8 million of Viavi-specific charges related to the Separation and $3.6 million IPR&D impairment charge for an ongoing project related to the fiscal 2014 acquisition of Trendium as discussed in “Note 10. Acquired Developed Technology and Other Intangibles.”

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (dollars in millions):

	Years Ended
	July 2, 2016		June 27, 2015		June 28, 2014
Americas:
United States	$396.6	43.8%	$424.3	48.5%	$448.6	48.4%
Other Americas	66.0	7.3%	$62.5	7.2%	$58.8	6.3%
Total Americas	$462.6	51.1%	$486.8	55.7%	$507.4	54.7%

Asia-Pacific	$166.3	18.3%	$144.5	16.5%	$140.9	15.2%

EMEA:
Switzerland	$135.6	15.0%	$97.7	11.2%	$98.0	10.6%
Other EMEA	141.8	15.6%	144.9	16.6%	180.6	19.5%
Total EMEA	$277.4	30.6%	$242.6	27.8%	$278.6	30.1%

Total net revenue	$906.3	100.0%	$873.9	100.0%	$926.9	100.0%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Following the separation from Lumentum, one customer served by our OSP segment and one customer served by our NE and SE segments generated more than 10% of Viavi net revenue from continuing operations during fiscal 2016, 2015 and 2014 as summarized below (in millions):

	Years Ended
	July 2, 2016	June 27, 2015	June 28, 2014
Customer A - OSP Customer	$190.1	$143.0	$118.2
Customer B - NE and SE Customer	*	*	106.6
*Customer represented less than 10% of consolidated net revenue in the specified fiscal year.
Property, plant and equipment, net were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
United States	$85.6	$91.8
Other Americas	4.3	5.8
China	27.3	32.1
Other Asia-Pacific	4.8	6.9
Germany	7.9	8.5
Other EMEA	3.1	4.1
Total property, plant and equipment, net	$133.0	$149.2
Note 19. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2016 and 2015 (in millions, except per share data):

	July 2, 2016	April 2, 2016	January 2, 2016	October 3, 2015	June 27, 2015	March 28, 2015	December 27, 2014	September 27, 2014
	(1)			(2)	(2)	(2) (3)	(2)	(2)
Net revenue	$224.1	$220.4	$232.1	$229.7	$219.8	$212.4	$226.4	$215.3
Gross profit	136.1	131.3	141.8	140.5	131.1	127.0	133.1	128.9
Net (loss) income from continuing operations, net of tax	(64.5)	28.8	1.0	(15.7)	(32.1)	(35.8)	(37.7)	(25.8)
Net income (loss) from discontinued operations, net of tax	(3.4)	5.0	3.0	(53.4)	(8.0)	22.6	12.6	16.1
Net income (loss)	$(67.9)	$33.8	$4.0	$(69.1)	$(40.1)	$(13.2)	$(25.1)	$(9.7)

Net (loss) income per share from - basic:
Continuing operations (4)	$(0.28)	$0.13	$0.01	$(0.07)	$(0.14)	$(0.16)	$(0.16)	$(0.11)
Discontinued operations (4)	(0.01)	0.02	0.01	(0.22)	(0.03)	0.10	0.05	0.07
Net (loss) income (4)	$(0.29)	$0.15	$0.02	$(0.29)	$(0.17)	$(0.06)	$(0.11)	$(0.04)

Net (loss) income per share from - diluted:
Continuing operations (4)	$(0.28)	$0.12	$0.01	$(0.07)	$(0.14)	$(0.16)	$(0.16)	$(0.11)
Discontinued operations (4)	(0.01)	0.02	0.01	(0.22)	(0.03)	0.10	0.05	0.07
Net (loss) income (4)	$(0.29)	$0.14	$0.02	$(0.29)	$(0.17)	$(0.06)	$(0.11)	$(0.04)

Shares used in per-share calculation (basic)	232.7	232.0	234.9	236.0	234.6	233.2	232.1	230.8
Shares used in per-share calculation (diluted)	232.7	234.6	237.1	236.0	234.6	233.2	232.1	230.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	During the fourth quarter of fiscal 2016, the Company recorded a $91.4 million goodwill impairment charge related to the SE reporting unit.

(2)
During the first quarter of fiscal 2016, we completed the Separation. As a result, the operations of the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Statement of Operations.

(3)	During the third quarter of fiscal 2015, the Company recognized $21.8 million tax benefit recognized upon the settlement of an audit in a non-U.S. jurisdiction.

(4)
Net (loss) income per share is computed independently for each of the fiscal quarters presented. Therefore, the sum of the quarterly basic and diluted net (loss) income per share amounts may not equal the annual basic and diluted net (loss) income per share amount for the full fiscal years.

Note 20. Subsequent Events
Sale of Lumentum Common Stock
Subsequent to our fiscal year ended July 2, 2016, the Company sold 2.7 million of Lumentum common shares generating gross proceeds of $71.6 million and a gross realized gain of $48.9 million, respectively.
Repurchase of Common Stock
Subsequent to our fiscal year ended July 2, 2016, the Company repurchased approximately 1.4 million shares of common stock purchases at an average price of $7.50 per share under the stock repurchase program authorized on February 1, 2016. All common shares repurchased have been canceled and retired.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
Our management is responsible for establishing and maintaining "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Exchange Act) for our Company to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Based on the evaluation of our disclosure controls and procedures as of July 2, 2016, our CEO and CFO have concluded that due to the existence of a material weakness as discussed below, our disclosure controls and procedures were not effective. Notwithstanding the identified material weakness, our management believes the consolidated financial statements included in this Annual Report on Form 10-K fairly represent in all material respects our Consolidated Statements of Operations, Consolidated Statements of Comprehensive Income (Loss), Consolidated Balance Sheets, Consolidated Statements of Cash Flows, and Consolidated Statements of Stockholders’ Equity at and for the periods presented in accordance with U.S. GAAP.
(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that we did not maintain effective internal control over financial reporting as of July 2, 2016 because of a previously reported material weakness in our internal control over financial reporting as reported in Item 4 on Form 10-Q/A for each of the interim periods ended October 3, 2015, January 2, 2016, and April 2, 2016 and as described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of the Company’s fiscal 2016 Annual Report on Form 10-K, the Company’s management identified a material weakness in our internal controls over financial reporting. Specifically, the internal controls with respect to the determination of the interim income tax provision were not designed at a precision level to identify the use of an inaccurate tax rate. This control deficiency could result in a misstatement of the related account balances or disclosures that would result in a material misstatement to the interim consolidated financial statements that would not be prevented or detected. For the quarters ended October 3, 2015, January 2, 2016 and April 2, 2016, this control deficiency did result in misstatements of our income tax expense and income taxes payable.
The Company’s internal control over financial reporting as of July 2, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)   PLAN FOR REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
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

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended July 2, 2016. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(3)	Exhibits:
See Item 15(b)

(b) Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated December 6, 2013, by and among NI Holdings I, Inc., a Delaware corporation, the Company, Jade Acquisition I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Thoma Bravo, LLC, a Delaware limited liability company, solely in its capacity as Representative for NI Holdings’ stockholders, Thoma Bravo Fund X, L.P., a Delaware limited partnership, and Thoma Bravo Fund X-A., L.P., a Delaware limited partnership.	8-K	2.1	12/11/2013
2.2	Contribution Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	2.1	8/5/2015
2.3	Membership Interest Transfer Agreement by and between JDS Uniphase Corporation and Lumentum Inc.	8-K	2.2	8/5/2015
2.4	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Restated Certificate of Incorporation	8-K	3.1	11/18/2013
3.2	Certificate of Amendment to Restated Certificate of Incorporation	8-K	3.1	8/5/2015
3.5	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.1	6/1/2016
4.1	Indenture, dated as of August 21, 2013, between JDS Uniphase Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	8/21/2013
4.2	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/2013
4.3	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	4.1	8/5/2015
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/2002

10.3	Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/25/2015
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/2002
10.5	Restated 2005 Acquisition Equity Incentive Plan	10-K	10.5	8/25/2015
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/2005
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/2005
10.9	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.10	Restated 2003 Equity Incentive Plan	10-K	10.10	8/25/2015
10.11	Separation Agreement between JDS Uniphase Corporation and Rex Jackson dated February 24, 2015	8-K	10.1	2/26/2015
10.12	Separation Agreement between the JDS Uniphase Corporation and David Heard, dated October 23, 2014	8-K	10.1	10/23/2014
10.13	Separation Agreement and General Release between Viavi Solutions Inc. and Thomas Waechter dated August 13, 2015	8-K	10.1	8/19/2015
10.14	Employment Agreement between Viavi Solutions Inc. and Richard Belluzzo dated August 19, 2015	8-K	10.2	8/19/2015
10.15	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.16	Employee Matters Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	10.2	8/5/2015
10.17	Intellectual Property Matters Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	10.3	8/5/2015
10.18	Viavi Solutions Inc. 2015 Change of Control Benefits Plan, effective December 14	8-K	10.1	12/17/2015
10.20	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S)	10-K	10.20	8/31/2010
10.24	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S)	10-K	10.24	8/31/2010
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 30, 2016	VIAVI SOLUTIONS INC.

	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 30, 2016
Oleg Khaykin	(Principal Executive Officer)

/s/ AMAR MALETIRA	Executive Vice President and Chief Financial Officer	August 30, 2016
Amar Maletira	(Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 30, 2016
Richard Belluzzo

/s/ KEITH BARNES	Director	August 30, 2016
Keith Barnes

/s/ TOR BRAHAM	Director	August 30, 2016
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 30, 2016
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 30, 2016
Donald Colvin

/s/ MASOOD JABBAR	Director	August 30, 2016
Masood Jabbar

/s/ PAMELA STRAYER	Director	August 30, 2016
Pamela Strayer