Form 10-Q
period 2016-12-31
VIAVI SOLUTIONS INC.
filed 2017-02-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2016
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

As of January 28, 2017 the Registrant had 230,314,179 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Revenues:
Product revenue	$184.2	$208.4	$372.5	$408.6
Service revenue	22.3	23.7	44.8	53.2
Total net revenues	206.5	232.1	417.3	461.8
Cost of revenues:
Product cost of revenues	64.7	71.2	133.3	139.1
Service cost of revenues	13.4	14.5	26.7	31.5
Amortization of acquired technologies	3.7	4.6	7.5	8.9
Total cost of revenues	81.8	90.3	167.5	179.5
Gross profit	124.7	141.8	249.8	282.3
Operating expenses:
Research and development	35.9	41.7	72.0	86.0
Selling, general and administrative	76.9	85.8	152.3	180.7
Amortization of other intangibles	3.4	3.7	6.9	7.5
Restructuring and related charges	1.8	1.4	1.8	1.8
Total operating expenses	118.0	132.6	233.0	276.0
Income from operations	6.7	9.2	16.8	6.3
Interest and other income (expense), net	3.8	1.7	5.1	0.6
Gain on sale of investments	53.9	—	135.4	—
Interest expense	(9.4)	(8.8)	(18.6)	(17.6)
Income (loss) from continuing operations before taxes	55.0	2.1	138.7	(10.7)
Provision for income taxes	5.8	1.1	11.5	4.0
Income (loss) from continuing operations, net of taxes	49.2	1.0	127.2	(14.7)
Income (loss) from discontinued operations, net of taxes	—	3.0	—	(50.4)
Net income (loss)	$49.2	$4.0	$127.2	$(65.1)

Net income (loss) per share from - basic:
Continuing operations	$0.21	$0.01	$0.55	$(0.06)
Discontinued operations	—	0.01	—	(0.22)
Net income (loss)	$0.21	$0.02	$0.55	$(0.28)

Net income (loss) per share from - diluted:
Continuing operations	$0.21	$0.01	0.54	(0.06)
Discontinued operations	—	0.01	—	(0.22)
Net income (loss)	$0.21	$0.02	$0.54	$(0.28)

Shares used in per-share calculation - basic	230.5	234.9	231.4	235.5
Shares used in per-share calculation - diluted	234.2	237.1	235.8	235.5
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Net income (loss)	$49.2	$4.0	$127.2	$(65.1)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(25.6)	(11.8)	(22.2)	(21.8)
Net change in available-for-sale investments, net of tax:
Unrealized holding (loss) gain arising during period	(10.2)	71.4	74.2	153.1
Less: reclassification adjustments included in net income (loss)	(52.7)	—	(134.2)	—
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.4	0.1	0.9	0.3
Net change in Accumulated other comprehensive (loss) income	(88.1)	59.7	(81.3)	131.6
Comprehensive (loss) income	$(38.9)	$63.7	$45.9	$66.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)(unaudited)

	December 31, 2016	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$505.7	$482.9
Short-term investments	498.0	484.7
Restricted cash	11.2	12.2
Accounts receivable, net	164.4	148.4
Inventories, net	47.2	51.4
Prepayments and other current assets	48.4	32.1
Total current assets	1,274.9	1,211.7
Property, plant and equipment, net	133.8	133.0
Goodwill	149.7	152.1
Intangibles, net	44.4	59.9
Deferred income taxes	103.8	108.8
Other non-current assets	12.2	12.6
Total assets	$1,718.8	$1,678.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36.0	$47.0
Accrued payroll and related expenses	42.1	44.9
Deferred revenue	64.4	78.6
Accrued expenses	31.5	24.9
Other current liabilities	71.0	31.0
Total current liabilities	245.0	226.4
Long-term debt	598.3	583.3
Other non-current liabilities	166.1	179.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 31, 2016 and July 2, 2016, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 231 million shares at December 31, 2016 and 232 million shares at July 2, 2016, issued and outstanding	0.2	0.2
Additional paid-in capital	70,073.7	70,059.8
Accumulated deficit	(69,293.2)	(69,380.7)
Accumulated other comprehensive (loss) income	(71.3)	10.0
Total stockholders’ equity	709.4	689.3
Total liabilities and stockholders’ equity	$1,718.8	$1,678.1

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 31, 2016	January 2, 2016
OPERATING ACTIVITIES:
Net income (loss)	$127.2	$(65.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation expense	15.5	21.7
Amortization of acquired technologies and other intangibles	14.4	17.0
Stock-based compensation	17.8	26.5
Amortization of debt issuance costs and accretion of debt discount	15.0	14.2
Amortization of discount and premium on investments, net	0.8	0.8
Gain on sale of investments	(135.4)	—
Other	3.1	(0.2)
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	(21.2)	(6.1)
Inventories	(0.6)	(6.5)
Other current and non-currents assets	(7.1)	2.6
Accounts payable	(9.8)	(10.9)
Income taxes payable	3.7	15.3
Deferred revenue, current and non-current	(16.9)	11.8
Deferred taxes, net	(0.9)	7.4
Accrued payroll and related expenses	(9.3)	(11.4)
Accrued expenses and other current and non-current liabilities	32.6	(18.4)
Net cash provided by (used in) operating activities	28.9	(1.3)

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(373.0)	(185.6)
Maturities of available-for-sale investments	201.2	250.3
Sales of available-for-sale investments	234.3	71.9
Changes in restricted cash	0.9	14.7
Capital expenditures	(20.1)	(19.4)
Proceeds from the sale of assets	2.8	3.4
Acquisition of a business	—	(0.9)
Net cash provided by investing activities	46.1	134.4

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	—	35.8
Cash contribution to Lumentum Holdings Inc.	—	(136.7)
Repurchase and retirement of common stock	(39.7)	(40.0)
Payment of financing obligations	(0.4)	(1.3)
Proceeds from exercise of employee stock options and employee stock purchase plan	4.0	0.8
Net cash used in financing activities	(36.1)	(141.4)

Effect of exchange rates on cash and cash equivalents	(16.1)	(10.6)
Net increase (decrease) in cash and cash equivalents	22.8	(18.9)
Cash and cash equivalents at the beginning of the period	482.9	347.9 *
Cash and cash equivalents at the end of the period	$505.7	$329.0

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of December 31, 2016 and for the three and six months ended December 31, 2016 and January 2, 2016 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2016.
The balance sheet as of July 2, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2016 and January 2, 2016 may not be indicative of results for the fiscal year ending July 1, 2017 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2021. Early adoption is permitted. The Company does not anticipate the adoption of this guidance will have a material impact on its consolidated financial statements, absent any goodwill impairment.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In November 2016, the FASB issued guidance that will require that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new guidance also requires certain disclosures to supplement the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In October 2016, the FASB issued guidance that requires entities to recognize at the transaction date the income tax consequences of intra-entity transfer of an asset other than inventory. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
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
In February 2016, the FASB issued guidance related to how an entity should recognize lease assets and lease liabilities. The guidance specifies that an entity who is a lessee under lease agreements should recognize lease assets and lease liabilities for those leases classified as operating leases under previous FASB guidance. Accounting for leases by lessors is largely unchanged under the new guidance. The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for the Company in the first quarter of fiscal 2020. While the Company is not yet in a position to assess the full impact of the application of the new guidance, the Company expects that the impact of recording lease liabilities and the corresponding right-to-use assets may have a significant impact on its total assets and total liabilities on the consolidated balance sheets.
In May 2014, the FASB issued new authoritative guidance related to revenue recognition. This guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new revenue recognition guidance provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this guidance is permitted. In accordance with the deferred effective date, the Company is required to adopt the new guidance in the first quarter of fiscal 2019. The Company does not intend to adopt the new guidance early and is continuing to evaluate the impact of this new accounting guidance and the transition alternatives on its consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
Lumentum Separation
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million all of which was contributed during fiscal 2016. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s CCOP business and the WaveReady product line. As a result of the Distribution, Lumentum is now an independent public company. The Company agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, the Company committed to liquidate these shares within three

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

years from the Distribution. As of December 31, 2016, the Company owns approximately 1.7 million shares, of Lumentum’s common stock. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
As the separation of the Lumentum business represented a strategic shift that had and will have a major effect on the Company’s operations and financial results, the results of operations of the Lumentum business are presented separately as discontinued operations for the three and six months ended January 2, 2016 in accordance with the authoritative guidance.
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
The following table summarizes results from discontinued operations of the Lumentum business included in the condensed Consolidated Statement of Operations (in millions):

Six Months Ended (1)
January 2, 2016
Net revenues	$66.5
Cost of revenues	49.7
Amortization of acquired technologies	0.6
Gross profit	16.2
Operating expenses:
Research and development	12.5
Selling, general and administrative	24.0
Restructuring charges	0.1
Total operating expenses	36.6
Loss from operations	(20.4)
Interest and other income (expense), net	0.5
Loss before income taxes	(19.9)
Provision for income taxes	30.5
Net loss from discontinued operations	$(50.4)
(1) Net income from discontinued operations for the three months ended January 2, 2016 was $3.0 million comprised of costs to complete the separation offset by a benefit from income taxes from discontinued operations of $4.5 million. No income or expense has been recorded relating to the Lumentum business after the separation from Viavi on August 1, 2015.
During the six months ended January 2, 2016, the income tax provision for discontinued operations of $30.5 million, included approximately $5.6 million cash taxes that were due to federal and state authorities as a result of the Separation. In addition, approximately $25.2 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net income (loss) from discontinued operations also includes other costs incurred by the Company to separate Lumentum. These costs include transaction charges, advisory and consulting fees. Net income (loss) from discontinued operations includes transaction, advisory and other costs to effect the separation of $1.5 million and $15.5 million for the three and six months ended January 2, 2016, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock based compensation expense and capital expenditures of the Lumentum business (in millions):

Six Months Ended (1)
January 2, 2016
Operating activities:
Depreciation expense	$3.7
Amortization expense	0.6
Stock-based compensation expense	1.6
Investing activities:
Capital expenditures	$5.8
(1) No depreciation expense, amortization expense, stock based compensation expense and capital expenditures relating to the Lumentum business are presented after the Separation Date.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Numerator:
Income (loss) from continuing operations, net of taxes	$49.2	$1.0	$127.2	$(14.7)
Income (loss) from discontinued operations, net of taxes	—	3.0	—	(50.4)
Net income (loss)	$49.2	$4.0	$127.2	$(65.1)
Denominator:
Weighted-average number of common shares outstanding
Basic	230.5	234.9	231.4	235.5
Effect of dilutive securities from stock-based benefit plans	3.7	2.2	4.4	—
Diluted	234.2	237.1	235.8	235.5

Net income (loss) per share - basic:
Continuing operations	$0.21	$0.01	$0.55	$(0.06)
Discontinued operations	—	0.01	—	(0.22)
Net income (loss) per share	$0.21	$0.02	$0.55	$(0.28)

Net income (loss) per share - diluted:
Continuing operations	$0.21	$0.01	$0.54	$(0.06)
Discontinued operations	—	0.01	$—	$(0.22)
Net income (loss) per share	$0.21	$0.02	$0.54	$(0.28)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016 (2)	January 2, 2016 (2)	December 31, 2016 (2)	January 2, 2016 (1)(2)
Stock options and ESPP	1.5	0.9	1.6	3.4
Restricted Stock Units	0.2	4.5	—	11.0
Total potentially dilutive securities	1.7	5.4	1.6	14.4
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
For the six months ended December 31, 2016 the changes in accumulated other comprehensive (loss) income by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of July 2, 2016	$104.5	$(70.1)	$(24.4)	$10.0
Other comprehensive income (loss) before reclassification	74.2	(22.2)	—	52.0
Amounts reclassified from accumulated other comprehensive income	(134.2)	—	0.9	(133.3)
Net current-period other comprehensive (loss) income	(60.0)	(22.2)	0.9	(81.3)
Ending balance as of December 31, 2016	$44.5	$(92.3)	$(23.5)	$(71.3)

(1) Activity before reclassifications to the Consolidated Statements of Operations during the six months ended December 31, 2016 relates to the unrealized gain on the marketable equity securities of Lumentum held by Viavi. The amount reclassified out of accumulated other comprehensive (loss) income relates to the realized gain from the sale of the marketable equity securities of Lumentum. There was no tax impact for the six months ended December 31, 2016.

(2) The amount reclassified out of accumulated other comprehensive income represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the six months ended December 31, 2016. There was no tax impact for the six months ended December 31, 2016. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	July 2, 2016	Charged to Costs and Expenses	Adjustments (1)	December 31, 2016
Allowance for doubtful accounts	$2.2	$0.1	$(0.6)	$1.7
Allowance for sales returns	2.5	1.7	(2.3)	1.9
Total accounts receivable reserves	$4.7	$1.8	$(2.9)	$3.6
 (1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The components of Inventories, net were as follows (in millions):

	December 31, 2016	July 2, 2016
Finished goods	$24.7	$29.1
Work in process	9.3	7.5
Raw materials	13.2	14.8
Inventories, net	$47.2	$51.4
Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	December 31, 2016	July 2, 2016
Prepayments	$10.5	$10.4
Other current assets	37.9	21.7
Prepayments and other current assets	$48.4	$32.1
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	December 31, 2016	July 2, 2016
Customer prepayments	36.0	0.4
Foreign exchange forward contract	9.6	—
Restructuring accrual	6.1	13.3
Income tax payable	5.7	3.3
VAT liabilities	3.6	2.3
Warranty accrual	2.7	2.6
Deferred compensation plan	2.5	2.4
Other	4.8	6.7
Other current liabilities	$71.0	$31.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	December 31, 2016	July 2, 2016
Pension and post-employment benefits	$97.1	$103.0
Financing obligation	28.0	28.7
Long-term deferred revenue	17.4	22.7
Other	23.6	24.7
Other non-current liabilities	$166.1	$179.1
Note 7. Investments, Forward Contracts and Fair Value Measurements
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale securities. As of December 31, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$67.6	$—	$(0.1)	$67.5
U.S. agencies	36.5	—	(0.1)	36.4
Municipal bonds and sovereign debt instruments	3.5	—	—	3.5
Asset-backed securities	62.9	—	(0.3)	62.6
Corporate securities	302.3	—	(0.4)	301.9
Certificate of deposits	6.0	—	—	6.0
Total debt securities	478.8	—	(0.9)	477.9
Marketable equity securities	14.3	50.0	—	64.3
Total available-for-sale securities	$493.1	$50.0	$(0.9)	$542.2
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of December 31, 2016, of the total fair value, $46.1 million was classified as cash equivalents, $431.2 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
Marketable equity securities consist of the Company’s ownership of 1.7 million shares of Lumentum common stock remaining as of December 31, 2016 in connection with the August 1, 2015 separation. Refer to “Note 3. Discontinued Operations” for more information. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive income (loss), net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of December 31, 2016 at $64.3 million. The Company sold 1.7 million and 5.6 million shares during the three and six months ended December 31, 2016, respectively and recognized gross realized gains of $53.8 million and $135.3 million, reflected in "Gain on sale of investments" in the Company’s Consolidated Statements of Operations. The sale resulted in no tax effect. The realized gain is also reflected as a reconciling item to net income in the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section.
 In addition to the amounts presented above, as of December 31, 2016, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.5 million, of which $0.3 million was invested in debt securities, $0.8 million was invested in money market instruments and funds and $1.4 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the three and six months ended December 31, 2016 and January 2, 2016, the Company recorded no other-than-temporary impairment charges in each respective period.
As of December 31, 2016, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$327.5	$327.4
Amounts maturing in 1 - 5 years	149.3	148.9
Amounts maturing in more than 5 years	2.0	1.6
Total debt available-for-sale securities	$478.8	$477.9
 As of July 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$46.1	$—	$—	$46.1
U.S. agencies	24.9	—	—	24.9
Municipal bonds and sovereign debt instruments	2.0	—	—	2.0
Asset-backed securities	50.4	0.1	(0.3)	50.2
Corporate securities	224.5	0.2	(0.1)	224.6
Total debt securities	347.9	0.3	(0.4)	347.8
Marketable equity securities	62.1	109.2	—	171.3
Total debt available-for-sale securities	$410.0	$109.5	$(0.4)	$519.1
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of December 31, 2016 and July 2, 2016 are summarized below (in millions):

	Fair value measurement as of			Fair value measurement as of
	December 31, 2016			July 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$67.5	$67.5	$—	$46.1	$46.1	$—
U.S. agencies	36.4	—	36.4	24.9	—	24.9
Municipal bonds and sovereign debt instruments	3.5	—	3.5	2.0	—	2.0
Asset-backed securities	62.6	—	62.6	50.2	—	50.2
Corporate securities	301.9	—	301.9	224.6	—	224.6
Certificate of deposits	6.0	—	6.0	—	—	—
Total debt available-for-sale securities	477.9	67.5	410.4	347.8	46.1	301.7
Marketable equity securities	64.3	64.3	—	171.3	171.3	—
Money market funds	283.1	283.1	—	274.4	274.4	—
Trading securities	2.5	2.5	—	2.4	2.4	—
Foreign currency forward contracts	4.0	—	4.0	—	—	—
Total assets (1)	$831.8	$417.4	$414.4	$795.9	$494.2	$301.7

Liability:
Foreign currency forward contracts	9.6	—	9.6	—	—	—
Total liabilities (2)	$9.6	$—	$9.6	$—	$—	$—
(1) $314.0 million in cash and cash equivalents, $498.0 million in short-term investments, $11.0 million in restricted cash, $4.0 million in prepayments and other current assets, and $4.8 million in other non-current assets on the Company’s Consolidated Balance Sheets as of December 31, 2016. $295.4 million in cash and cash equivalents, $484.7 million in short-term investments, $11.3 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 2, 2016.
(2) $9.6 million in other current liabilities on the Company’s Consolidated Balance Sheets as of December 31, 2016.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of December 31, 2016 and July 2, 2016, the Company did not hold any Level 3 investment securities.

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
As of December 31, 2016 and July 2, 2016, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $117.7 million and $110.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $32.8 million and $55.2 million, respectively. The fair values of the Company’s outstanding foreign currency forward contracts were not material as of July 2, 2016.
As of December 31, 2016, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end; therefore, the fair value of these contracts of $4.0 million and $9.6 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of December 31, 2016, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities.
The losses on foreign exchange forward contracts were $5.6 million and $5.3 million for the three and six months ended December 31, 2016 , respectively. The losses on foreign exchange forward contracts were $4.4 million and $3.8 million for the three and six months ended January 2, 2016 , respectively.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2016	$143.8	$8.3	$152.1
Currency translation adjustments	(2.4)	—	(2.4)
Balance as of December 31, 2016	$141.4	$8.3	$149.7
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 31, 2016.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$365.5	$(341.8)	$23.7
Customer relationships	94.5	(74.1)	20.4
Other	10.8	(10.5)	0.3
Total intangibles	$470.8	$(426.4)	$44.4

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(337.3)	$32.0
Customer relationships	95.6	(68.0)	27.6
Other	10.8	(10.5)	0.3
Total intangibles	$475.7	$(415.8)	$59.9
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Amortization of acquired developed technologies	$3.7	$4.6	$7.5	$8.9
Amortization of other intangibles	3.4	3.7	6.9	7.5
Total amortization of intangible assets	$7.1	$8.3	$14.4	$16.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 31, 2016, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2017	$13.6
2018	19.8
2019	9.3
2020	1.4
2021	0.3
Thereafter	—
Total amortization	$44.4
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit
As of December 31, 2016 and July 2, 2016, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the 0.625% Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	December 31, 2016	July 2, 2016
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Unamortized discount of liability component	(47.8)	(61.7)
Unamortized debt issuance cost (1)	$(3.9)	$(5.0)
Carrying amount of liability component	$598.3	$583.3

Carrying amount of equity component (2)	$134.4	$134.4

(1)
In April 2015, the Financial Accounting Standards Board ("FASB") issued new authoritative guidance to simplify the presentation of debt issuance costs by requiring debt issuance costs to be presented as a deduction from the corresponding liability, consistent with debt discounts or premiums. This guidance was effective for the Company in the first quarter of fiscal 2017 for its convertible debt, and was applied retrospectively for all periods reported.

(2)	Included in Accumulated paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants and held no short term debt as of December 31, 2016 and July 2, 2016.
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
Based on quoted market prices as of December 31, 2016 and July 2, 2016, the fair value of the 2033 Notes was approximately $672.0 million and $633.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Effective interest rate	5.4%	5.4%	5.4%	5.4%
Interest expense-contractual interest	$1.0	$1.0	$2.0	$2.0
Accretion of debt discount	7.0	6.6	13.9	13.2
Outstanding Letters of Credit
As of December 31, 2016, the Company had 12 standby letters of credit totaling $15.2 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of December 31, 2016 and July 2, 2016, the Company’s total restructuring accrual was $9.4 million and $18.0 million, respectively. During the three and six months ended December 31, 2016 the Company recorded restructuring and related charges of $1.8 million and $1.8 million, respectively. During the three and six months ended January 2, 2016 the Company recorded restructuring and related charges of $1.4 million and $1.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 31, 2016 were as follows (in millions):

	Balance July 2, 2016	Six Months Ended December 31, 2016 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance December 31, 2016	Three Months Ended December 31, 2016 Charges (Benefits)
Fiscal 2017 Plan
Focused NSE Restructuring Plan (1)	$—	$1.4	$—	$—	$1.4	$1.4
Other Plan (2)	—	0.4	(0.4)	—	—	0.4
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	8.6	0.1	(7.3)	—	1.4	—
NE and SE Agile Restructuring Plan (1)	0.8	—	(0.3)	—	0.5	—
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (1)(2)	1.4	(0.2)	(0.9)	—	0.3	—
Plans Prior to Fiscal 2015
NE Product Strategy Restructuring Plan (1)	1.5	—	(0.2)	(0.1)	1.2	—
NE Lease Restructuring Plan (2)	4.0	0.1	(0.8)	—	3.3	—
Other Plans (1)(2)	1.7	—	(0.4)	—	1.3	—
Total	$18.0	$1.8	$(10.3)	$(0.1)	$9.4	$1.8
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.
As of December 31, 2016 and July 2, 2016, $3.3 million and $4.7 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2017 Plans
Focused NSE Restructuring Plan
During the second quarter of fiscal 2017, as part of the strategy to narrow the scope of the SE business and reducing cost by streamlining NSE operations, the Company entered into a separation agreement with two key executives and as a result, a restructuring charge of $1.4 million was recorded for severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid in the third quarter of fiscal 2017. Also refer to “Note 18. Subsequent Events” for the approval of the restructuring and global workforce reduction plan in the third quarter of fiscal 2017.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation as part of Viavi’s continued commitment for a more cost effective organization. As a result approximately 180 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2017.
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
Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the separation. As a result, approximately 330 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018. During the fourth quarter of fiscal 2015, Management also approved a plan in the NE and SE segment to exit the space in Roanoke, Virginia. As of July 2, 2016, the Company exited the workspace in Roanoke under the plan. The fair value of the remaining contractual obligations as of December 31, 2016 was $0.1 million. Payments related to the Roanoke lease costs are expected to be paid by the end of the fourth quarter of fiscal 2017.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of December 31, 2016 was $3.3 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of December 31, 2016, the restructuring accrual for other plans that commenced prior to fiscal year 2015 was $1.3 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded an income tax expense of $5.8 million and $11.5 million related to the income from continuing operations for the three and six months ended months ended December 31, 2016, respectively. The Company recorded an income tax expense of $1.1 million and $4.0 million related to the income (loss) from continuing operations for the three and six months ended January 2, 2016, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The income tax expense related to the income (loss) from continuing operations recorded for the three and six months ended December 31, 2016 and January 2, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. In addition, for the three and six months ended January 2, 2016, the Company’s income tax provision includes a tax benefit of $8.8 million and $22.2 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax expense related to the loss from continuing operations for the six months ended January 2, 2016 included a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to the income (loss) from continuing operations recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to the Company’s income (loss) from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the separation.
As of December 31, 2016 and July 2, 2016, the Company’s unrecognized tax benefits totaled $42.3 million and $41.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.3 million accrued for the payment of interest and penalties at December 31, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.0 million.
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

During the three months ended December 31, 2016, the Company repurchased approximately 1.9 million shares of its common stock for $14.2 million . As of December 31, 2016, the Company had remaining authorization of $105.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

All common shares repurchased under this program have been canceled and retired.
Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 31, 2016 and January 2, 2016 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Cost of sales	$1.0	$1.4	$2.0	$2.6
Research and development	1.6	1.9	3.3	4.7
Selling, general and administrative	6.5	5.6	12.5	17.6
Stock-based compensation	$9.1	$8.9	$17.8	$24.9
Approximately $0.7 million and $0.9 million of stock-based compensation was capitalized to inventory at December 31, 2016 and January 2, 2016 respectively.
Full Value Awards

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During the six months ended December 31, 2016 and January 2, 2016, the Company granted 3.9 million and 5.3 million RSUs, of which 0.4 million and 0.5 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the six months ended December 31, 2016 and January 2, 2016 were estimated to be $3.3 million and $2.9 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 3.5 million and 4.8 million granted during the six months ended December 31, 2016 and January 2, 2016, respectively, are time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
As of December 31, 2016, $47.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding tax liability on the vested shares are withheld by the Company for the payment of such taxes. During the six months ended December 31, 2016 and January 2, 2016, the Company paid $7.8 million and $7.8 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, to be amortized over the remaining requisite service period from Separation Date to the end of the vesting term. As of December 31, 2016, $2.4 million of unrecognized stock-based compensation cost remains to be amortized.
Valuation Assumptions
The Company estimates the fair value of the new MSUs granted using a Monte Carlo simulation based on the assumptions described below for the following periods:

	Six Months Ended
	December 31, 2016	January 2, 2016
Volatility of common stock	35.0%	33.0%
Average volatility of peer companies	54.7%	52.6%
Average correlation coefficient of peer companies	0.1856	0.0887
Risk-free interest rate	0.8%	0.8%

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
As of December 31, 2016 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 31, 2016, the Company contributed $0.6 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
Pension Benefits	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.6	0.7	1.0	1.5
Expected return on plan assets	(0.3)	(0.4)	(0.5)	(0.8)
Amortization of net actuarial losses	0.4	0.1	0.9	0.3
Net periodic benefit cost	$0.8	$0.5	$1.6	$1.2
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $5.9 million related to its defined benefit pension plans during fiscal 2017 to make current benefit payments and fund future obligations. As of December 31, 2016, approximately $2.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2016.
Note 16. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company determined that the likelihood of loss to be probable as of July 2, 2016 and accrued GBP 5.7 million, in accordance with authoritative guidance on contingencies. The Company is pursuing an appeal of the court decision and is also pursuing a claim against the U.K. law firm responsible for the error.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheet as of December 31, 2016 and July 2, 2016.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2017 and fiscal 2016 (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2016	January 2, 2016	December 31, 2016	January 2, 2016
Balance as of beginning of period	$5.2	$4.0	$4.9	$3.7
Provision for warranty	1.6	0.8	3.2	1.7
Utilization of reserve	(0.9)	(0.7)	(2.0)	(1.5)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.6)	0.2	(0.8)	0.4
Balance as of end of period	$5.3	$4.3	$5.3	$4.3
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments is as follows (in millions):

	Three Months Ended December 31, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$117.0	$40.6	$157.6	$48.9	$206.5	$—	$206.5

Gross profit	74.6	27.1	101.7	28.2	129.9	(5.2)	124.7
Gross margin	63.8%	66.7%	64.5%	57.7%	62.9%		60.4%

Operating income			6.0	20.9	26.9	(20.2)	6.7
Operating margin			3.8%	42.7%	13.0%		3.2%

	Three Months Ended January 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$136.4	$36.9	$173.3	$58.8	$232.1	$—	$232.1

Gross profit	90.6	24.5	115.1	32.8	147.9	(6.1)	141.8
Gross margin	66.4%	66.4%	66.4%	55.8%	63.7%		61.1%

Operating income			8.0	22.5	30.5	(21.3)	9.2
Operating margin			4.6%	38.3%	13.1%		4.0%

	Three Months Ended
	December 31, 2016	January 2, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$129.9	$147.9
Stock-based compensation	(1.0)	(1.4)
Amortization of intangibles	(3.7)	(4.6)
Other charges unrelated to core operating performance (1)	(0.5)	(0.1)
GAAP gross profit	$124.7	$141.8

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$26.9	$30.5
Stock-based compensation	(9.1)	(8.9)
Amortization of intangibles	(7.1)	(8.3)
Other charges unrelated to core operating performance (1)	(2.2)	(2.7)
Restructuring and related charges	(1.8)	(1.4)
GAAP operating income (loss) from continuing operations	$6.7	$9.2

(1) During the three months ended December 31, 2016 and January 2, 2016, other charges related to non-recurring activities primarily consisted of transformational initiatives such as the implementation of simplified automated processes, write-down of fixed assets, site consolidations, reorganizations, and the insourcing or outsourcing of activities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 31, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$235.6	$77.0	$312.6	$104.7	$417.3	$—	$417.3

Gross profit	152.0	48.4	200.4	59.8	260.2	(10.4)	249.8
Gross margin	64.5%	62.9%	64.1%	57.1%	62.4%		59.9%

Operating income			10.1	44.3	54.4	(37.6)	16.8
Operating margin			3.2%	42.3%	13.0%		4.0%

	Six Months Ended January 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$254.0	$84.8	$338.8	$123.0	$461.8	$—	$461.8

Gross profit	166.3	57.9	224.2	69.8	294.0	(11.7)	282.3
Gross margin	65.5%	68.3%	66.2%	56.7%	63.7%		61.1%

Operating income			10.4	48.8	59.2	(52.9)	6.3
Operating margin			3.1%	39.7%	12.8%		1.4%

	Six Months Ended
	December 31, 2016	January 2, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$260.2	$294.0
Stock-based compensation	(2.0)	(2.6)
Amortization of intangibles	(7.5)	(8.9)
Other charges unrelated to core operating performance (1)	(0.9)	(0.2)
GAAP gross profit	$249.8	$282.3

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$54.4	$59.2
Stock-based compensation	(17.8)	(24.9)
Amortization of intangibles	(14.4)	(16.4)
Other charges unrelated to core operating performance (1)	(3.6)	(9.8)
Restructuring and related charges	(1.8)	(1.8)
GAAP operating income (loss) from continuing operations	$16.8	$6.3

(1) During the six months ended December 31, 2016 and January 2, 2016, other charges related to non-recurring activities primarily consisted of Viavi-specific incremental charges for professional fees and additional personnel costs to complete the separation as well as transformational initiatives such as the implementation of simplified automated processes, write-down of fixed assets, site consolidations, reorganizations, and the insourcing or outsourcing of activities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events
Costs Associated with Exit or Disposal Activities
In January 2017, Management approved a restructuring and global workforce reduction plan (the “Plan”). The Plan is part of the Company’s strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. The Company expects up to approximately 10% of its global workforce to be affected. The Company estimates it will incur total aggregate charges of up to approximately $30 million in connection with the Plan, including up to approximately $24 million in cash expenditures, the majority of which will be related to severance charges. The Company expects the Plan to be completed by the end of the second quarter of fiscal 2018 with the significant portion completed by the end of fiscal 2017. The Company expects to recognize the majority of the total charges in the third quarter of fiscal 2017.

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
NE customers include wireless and fixed services providers, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include AT&T Inc., Charter Communications, Comcast Corporation, Nokia Solutions and Networks and Verizon Communications Inc..
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
OSP serves customers such as FLIR Systems, Integrated Device Technologies, Kingston Digital, Lockheed Martin, SICPA and ST Micro Electronics.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2017 is a 52-week year compared to a 53-week year in fiscal 2016, the six months ended December 31, 2016 contains one less week of activity compared to the six months ended January 2, 2016.
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31, 2016	January 2, 2016	Change	Percent Change	December 31, 2016	January 2, 2016	Change	Percent Change
Segment net revenue:
NE	$117.0	$136.4	$(19.4)	(14.2)%	$235.7	$254.0	$(18.4)	(7.2)%
SE	40.6	36.9	3.7	10.0%	77.0	84.8	(7.8)	(9.2)%
OSP	48.9	58.8	(9.9)	(16.8)%	104.7	123.0	(18.3)	(14.9)%
Total net revenue	$206.5	$232.1	$(25.6)	(11.0)%	$417.3	$461.8	$(44.5)	(9.6)%

Gross profit	$124.7	$141.8	$(17.1)	(12.1)%	$249.8	$282.3	$(32.5)	(11.5)%
Gross margin	60.4%	61.1%			59.9%	61.1%

Research and development	$35.9	$41.7	$(5.8)	(13.9)%	$72.0	$86.0	$(14.0)	(16.3)%
Percentage of net revenue	17.4%	18.0%			17.3%	18.6%

Selling, general and administrative	$76.9	$85.8	$(8.9)	(10.4)%	$151.4	$180.4	$(29.0)	(16.1)%
Percentage of net revenue	37.2%	37.0%			36.5%	39.1%

Interest and other income (expense), net	3.8	1.7	2.1	123.5%	5.1	0.6	4.5	750.0%
Percentage of net revenue	1.8%	0.7%			1.2%	0.1%

Gain on sale of investments	$53.9	$—	$53.9	100.0%	$135.4	$—	$135.4	100.0%
Percentage of net revenue	26.1%	—%			32.4%	—%

Income (Loss) from discontinued operations, net of taxes	$—	$3.0	$(3.0)	(100.0)%	$—	$(50.4)	$50.4	100.0%
Percentage of net revenue	—%	1.3%			—%	(10.9)%
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
Three months ended December 31, 2016 and January 2, 2016
Net revenue decreased by $25.6 million, or 11.0%, during three months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily due to decreases in our NE and OSP segments, partially offset by an increase in our SE segment as discussed below.

Product revenues decreased $24.2 million, or 11.6%, during the three months ended December 31, 2016 compared to the same period a year ago, primarily due to lower demand for our Anti-Counterfeiting product line in our OSP segment driven by decreased bank-note volume and a decrease in NE product revenue as described below. Service revenues decreased $1.4 million, or 5.9%, during the three months ended December 31, 2016 compared to the same period a year ago primarily due to a decline in our NE segment.
NE net revenue decreased by $19.4 million, or 14.2%, during the three months ended December 31, 2016 compared to the same period a year ago. This decrease was driven by a $19.0 million decrease in our Field Instruments offerings primarily in Access, Metro and RF Test products due to weaker demand in North America from communication service providers.
SE net revenue increased by $3.7 million, or 10.0%, during the three months ended December 31, 2016 compared to the same period a year ago. This increase was primarily driven by $2.5 million of net revenue increases from our Assurance offerings primarily driven by solution acceptance and release of deferred revenue in our Growth Assurance offerings offset by declines in Mature Assurance offerings. Additionally, net revenue from our Data Center offerings increased by $1.2 million.
OSP net revenue decreased by $9.9 million, or 16.8%, during the three months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by net revenue decreases from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from lower bank-note volume in the current period. The decrease was partially offset by net revenue growth in our Consumer and Industrial product lines.
Six Months Ended December 31, 2016 and January 2, 2016
Net revenue decreased by $44.5 million, or 9.6%, during six months ended December 31, 2016 compared to the same period a year ago due to decreases in all of our segments as discussed below.
Product revenues decreased $36.1 million, or 8.8%, during the six months ended December 31, 2016 compared to the same period a year ago, primarily due to lower demand for our Anti-Counterfeiting product line in our OSP segment driven by decreased bank-note volume and a decrease in NE and SE product revenue as described below. Service revenues decreased $8.4 million, or 15.8%, during the six months ended December 31, 2016 compared to the same period a year ago primarily due to a decline in support contract renewals for our more mature assurance portfolio solutions in our SE segment.
NE net revenue decreased by $18.4 million, or 7.2%, during the six months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by a $19.1 million decrease in our Field Instrument offerings in Access, Metro and RF Test products due to weaker demand in North America from communication service providers. This was partially offset by an increase in revenue from fiber test instruments driven by high demand for 100G optical products.
SE net revenue decreased by $7.8 million, or 9.2%, during the six months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by $4.9 million of net revenue decreases from our Assurance offerings primarily driven by a decline in our more mature solutions as service maintenance contracts expired and $3.0 million of net revenue decreases from our Data Center primarily relating to prior large deals that did not recur in the current quarter.
OSP net revenue decreased by $18.3 million, or 14.9%, during the six months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by net revenue decreases from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from lower bank-note volume in the current period. The decrease was partially offset by net revenue growth in our Consumer and Industrial product lines.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies could negatively impact reported revenue and expenses. Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) strong pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) high product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; and (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections. Additionally, we expect to continue to see a decline in net revenue from our more mature Assurance products within our SE segment and could see revenues in our SE segment further decline as a result of our recently announced reduction in workforce.

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

	Three Months Ended				Six Months Ended
	December 31, 2016		January 2, 2016		December 31, 2016		January 2, 2016
Americas
United States	$80.0	38.7%	$106.7	46.0%	$161.4	38.7%	$206.9	44.8%
Other Americas	20.6	10.0%	14.6	6.2%	41.4	9.9%	33.4	7.2%
Total Americas	100.6	48.7%	121.3	52.2%	202.8	48.6%	240.3	52.0%

Asia-Pacific	45.7	22.1%	42.2	18.2%	92.1	22.1%	87.7	19.0%

EMEA
Switzerland	21.5	10.4%	32.6	14.1%	50.5	12.1%	65.5	14.2%
Other EMEA	38.7	18.8%	36.0	15.5%	71.9	17.2%	68.3	14.8%
Total EMEA	60.2	29.2%	68.6	29.6%	122.4	29.3%	133.8	29.0%

Total	$206.5	100.0%	$232.1	100.0%	$417.3	100.0%	$461.8	100.0%
Net revenue from customers outside the Americas during the three months ended December 31, 2016 and January 2, 2016 represented 51.3% and 47.8% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 31, 2016 and January 2, 2016 represented 51.4% and 48.0% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.7 percentage points during the three months ended December 31, 2016 from 61.1% in the same period a year ago to 60.4% in the current period. This decrease was primarily due to gross margin reduction in our NE segment due to a decline in net revenue and an unfavorable product mix. This was partially offset by an increased OSP gross margin due to better factory utilization in the consumer and industrial and anti-counterfeiting businesses due to required safety stock, and lower discretionary expense.
Gross margin decreased by 1.2 percentage points during the six months ended December 31, 2016 from 61.1% in the same period a year ago to 59.9% in the current period. This decrease was primarily due to gross margin reduction in our SE segment due to lower margin pass-through hardware revenue mix in our Growth Assurance offerings as a result of solution acceptance by our key customer and a decreased gross margin in our NE segment driven by a decline in net revenue and an unfavorable product mix. These decreases were partially offset by a favorable overall segment mix.
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
Research and Development
R&D expense decreased by $5.8 million, or 13.9%, during the three months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation. As a percentage of net revenue R&D decreased by 0.6 percentage points during the three months ended December 31, 2016 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.

R&D expense decreased by $14.0 million or 16.3%, during the six months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation, coupled with a $1.4 million net reduction in stock-based compensation primarily due to modification of equity awards in connection with the Separation that did not recur this period. As a percentage of net revenue R&D decreased by 1.3 percentage points during the six months ended December 31, 2016 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. While we plan to continue to invest in R&D and new products that will further differentiate us in the marketplace, the restructuring and global workforce reduction plan we announced in January 2017 is expected to result in some near-term reductions to R&D investments in our NSE operations.
Selling, General and Administrative
SG&A expense decreased by $8.9 million, or 10.4%, during the three months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily due to reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A remained relatively flat during the three months ended December 31, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
SG&A expense decreased by $29.0 million, or 16.1%, during the six months ended December 31, 2016 compared to the same period a year ago. This decrease was primarily due to (a) a $8.9 million reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts, (b) a $5.1 million net reduction in stock-based compensation primarily due to the impact of Separation related activities on equity awards that did not recur this year and (c) a $3.9 million reduction in costs related to Viavi-specific activities to complete the Separation. As a percentage of net revenue SG&A decreased 2.6 percentage points during the six months ended December 31, 2016 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. Specifically, in January 2017 we announced a restructuring and global workforce reduction plan designed to improve profitability and reduce costs by streamlining NSE operations. However, we have in the past experienced, and may continue to experience in the future, certain non-core expenses, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $13.0 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.

During the three and six months ended December 31, 2016, we incurred restructuring and related charges of $1.8 million and $1.8 million, respectively, due to new and previously announced restructuring plans. During the same period a year ago, we incurred restructuring and related charges of $1.4 million and $1.8 million, respectively.

During the second quarter of fiscal 2017, we incurred restructuring and related charges of $1.8 million. These charges are primarily the result of the following:

•         During the second quarter of fiscal 2017, as part of the strategy to narrow the scope of the SE business and reducing cost by streamlining NSE operations, Viavi entered into a separation agreement with two key executives and as a result, a restructuring charge of $1.4 million was recorded for severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid in the third quarter of fiscal 2017. Also refer to “Note 18. Subsequent Events” for the approval of the restructuring and global workforce reduction plan in the third quarter of fiscal 2017.

During the second quarter of fiscal 2016, we incurred restructuring and related charges of $1.4 million. The charges were primarily a result of the following:

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

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $2.4 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $3.8 million during the three months ended December 31, 2016 compared to $1.7 million the same period a year ago. This $2.1 million increase was primarily driven by $1.8 million gain on sale of other assets and increase in interest income of $0.8 million.
Interest and other income (expense), net was $5.1 million during the six months ended December 31, 2016 compared to $0.6 million the same period a year ago. This $4.5 million increase was primarily driven by a $1.8 million gain on sale of other assets, a $1.5 million increase in interest income and a $1.0 million of lower foreign exchange loss compared to the same period a year ago.
Gain on Sale of Investments
We sold 1.7 million and 5.6 million shares of Lumentum common stock during three and six months ended December 31, 2016 and recognized a gross realized gain of approximately $53.8 million and $135.3 million, respectively, reflected in "Gain on sale of investments" in our Consolidated Statements of Operations and within the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section. As of December 31, 2016, we owned approximately 1.7 million shares of Lumentum’s common stock with an approximate value of $64.3 million. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
Provision for Income Taxes
We recorded an income tax expense of $5.8 million and $11.5 million related to the income from continuing operations for the three and six months ended December 31, 2016, respectively. We recorded an income tax expense of $1.1 million and $4.0 million related to the income (loss) from continuing operations for the three and six months ended January 2, 2016, respectively.
The income tax expense related to the income (loss) from continuing operations recorded for the three and six months ended December 31, 2016 and January 2, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective year. In addition, for the three and six months ended January 2, 2016, the Company’s income tax provision includes a tax benefit of $8.8 million and $22.2 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax expense related to the loss from continuing operations for the six months ended January 2, 2016 included a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
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
As of December 31, 2016 and July 2, 2016, the Company’s unrecognized tax benefits totaled $42.3 million and $41.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.3 million accrued for the payment of interest and penalties at December 31, 2016. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.0 million.
Discontinued Operations
Our discontinued operations activities during the three and six months ended January 2, 2016 related to the separation of the Lumentum business on August 1, 2015 and earn out adjustment related to the 2013 sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations for the three and six months ended January 2, 2016. Net income (loss) attributable to the Lumentum discontinued operations was $3.0 million and $(50.4) million during the three and six months ended January 2, 2016.
Holograms Disposition
During the six months ended January 2, 2016, the Company recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earn out clause in connection with the sale in 2013.

Operating Segment Information (in millions):

	Three Months Ended				Six Months Ended
	December 31, 2016	January 2, 2016	Change	Percentage Change	December 31, 2016	January 2, 2016	Change	Percentage Change
Network Enablement
Net revenue	$117.0	$136.4	$(19.4)	(14.2)%	$235.6	$254.0	$(18.4)	(7.2)%
Gross profit	74.6	90.6	(16.0)	(17.7)%	152.0	166.3	(14.3)	(8.6)%
Gross margin	63.8%	66.4%			64.5%	65.5%

Service Enablement
Net revenue	40.6	36.9	3.7	10.0%	77.0	84.8	(7.8)	(9.2)%
Gross profit	27.1	24.5	2.6	10.6%	48.4	57.9	(9.5)	(16.4)%
Gross margin	66.7%	66.4%			62.9%	68.3%

Network and Service Enablement
Net revenue	157.6	173.3	(15.7)	(9.1)%	312.6	338.8	(26.2)	(7.7)%
Operating income	6.0	8.0	(2.0)	(25.0)%	10.1	10.4	(0.3)	(2.9)%
Operating margin	3.8%	4.6%			3.2%	3.1%

OSP
Net revenue	$48.9	$58.8	$(9.9)	(16.8)%	$104.7	$123.0	$(18.3)	(14.9)%
Operating income	20.9	22.5	(1.6)	(7.1)%	44.3	48.8	(4.5)	(9.2)%
Operating margin	42.7%	38.3%			42.3%	39.7%

Network Enablement
During the three months ended December 31, 2016, NE gross margin decreased 2.6 percentage points from 66.4% in the same period a year ago to 63.8% in the current period. This decrease was primarily due to an unfavorable product mix coupled with a decline in net revenue as discussed above, partially offset by favorable manufacturing costs.
During the six months ended December 31, 2016, NE gross margin decreased 1.0 percentage point from 65.5% in the same period a year ago to 64.5% in the current period. This decrease was primarily due to an unfavorable product mix coupled with a decline in net revenue as discussed above, partially offset by favorable manufacturing costs.
Service Enablement
During the three months ended December 31, 2016, SE gross margin increased 0.3 percentage points from 66.4% in the same period a year ago to 66.7% in the current period. This increase was primarily driven by higher revenue from Assurance offerings contributing higher margin compared to the same period a year ago.
During the six months ended December 31, 2016, SE gross margin decreased 5.4 percentage points from 68.3% in the same period a year ago to 62.9% in the current period. This gross margin decrease was primarily due to lower margin pass-through hardware revenue mix in our Growth Assurance offerings as a result of solution acceptance by our key customer.
Network and Service Enablement (“NSE”)
During the three months ended December 31, 2016, NSE operating margin decreased 0.8 percentage points from 4.6% in the same period a year ago to 3.8% in the current period. This decrease in operating margin was primarily driven by gross margin reduction in our NE segment as discussed above, partially offset by reductions in operating expenses as a percentage of net revenue driven by lower headcount as a result of restructuring plans initiated in prior years and our ongoing cost reduction initiatives.
During the six months ended December 31, 2016, NSE operating margin remained relatively flat changing from 3.1% in the same period a year ago to 3.2% in the current period. The change in operating margin was primarily due to a decrease in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in prior years and our ongoing cost reduction initiatives. This was partially offset by a decline in NE gross margin as discussed above.
Optical Security and Performance Products
OSP operating margin increased 4.4 percentage points during the three months ended December 31, 2016 from 38.3% in the same period a year ago to 42.7% in the current period. The increase in operating margin was primarily due to a higher gross margin from better factory utilization in consumer and industrial and anti-counterfeiting businesses due to required safety stock, and lower discretionary expense, and reductions in operating expenses as a percentage of net revenue.
OSP operating margin increased 2.6 percentage points during the six months ended December 31, 2016 from 39.7% in the same period a year ago to 42.3% in the current period. The increase in operating margin was primarily due to reductions in operating expenses of labor and benefits as a percentage of net revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Substantially all debt securities held were of investment grade (at least BBB-/Baa3). As of December 31, 2016, U.S. entities owned approximately 67.4% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 31, 2016, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the six months ended December 31, 2016, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Six Months Ended December 31, 2016
As of December 31, 2016 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $35.1 million to $1,014.9 million from $979.8 million as of July 2, 2016.

During the six months ended December 31, 2016, cash provided by operating activities was $28.9 million, consisted of net income of $127.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $65.7 million, including changes in deferred tax balance less gain on sale of investment of $135.4 million, offset by net decrease in operating assets and liabilities of $28.6 million. Net decreases in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $9.3 million due to the timing of salary and bonus payments, a decrease in accounts payable of $9.8 million driven by the timing of payments, an increase in accounts receivable of $21.2 million primarily driven by timing of collections, an increase in other current and non-current assets of $7.1 million due to prepaid inventory and a decrease in deferred revenue of $16.9 million due to amortization of support agreements and the release of revenue upon customer acceptance. This was offset by an increase in accrued expenses and other current and non-current liabilities of $32.6 million due to a customer prepayment offset by restructuring payments and an increase in income taxes payable of $3.7 million.
During the six months ended December 31, 2016, cash provided by investing activities was $46.1 million, primarily from the sale of 5.6 million shares of marketable equity securities relating to Lumentum stock which generated $183.2 million of cash proceeds offset by $120.7 million of net purchase, sales and maturities of available-for-sale debt securities and $20.1 million of cash used for capital expenditures.
During the six months ended December 31, 2016, cash used in financing activities was $36.1 million, primarily resulting from $39.7 million in repurchase of our common stock, which was partially offset by $4.0 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Six Months Ended January 2, 2016
As of January 2, 2016 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $100.4 million to $926.0 million from $825.6 million as of June 27, 2015  including cash and cash equivalents and short term investments of $13.8 million transferred to Lumentum. Additionally, the cash provided by and used in operating, investing and financing activities below contains activities related to Lumentum through the separation date.
During the six months ended January 2, 2016, cash used in operating activities was $1.3 million, consisted of net loss of $65.1 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $98.5 million , including changes in our deferred tax and other tax liabilities balances, offset by changes in operating assets and liabilities that used $34.7 million. Cash used by operating activities was also impacted by our separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $18.4 million mainly due to separation related liabilities paid post spin-off, a decrease in accrued payroll and related expenses of $11.4 million due to the timing of salary and bonus payments, a decrease in accounts payable of $10.9 million driven by the timing of payments and an increase in inventories of $6.5 million and an increase in accounts receivable of $6.1 million primarily due to the timing of billings and delays in customer acceptance on certain projects. This was partially offset by an increase in deferred revenue of $11.8 million.
During the six months ended January 2, 2016, cash provided by investing activities was $134.4 million, primarily resulting from $325.6 million of proceeds from the sales and maturities of available-for-sale investments and other assets and a $14.7 million increase in restricted cash, partially offset by $185.6 million of purchases of available-for-sale investments and $19.4 million of cash used for capital expenditures.
During the six months ended January 2, 2016, cash used in financing activities was $141.4 million, primarily resulting from activities related to the Separation during the first quarter of fiscal 2016 and a $40.0 million share repurchase program entered into during the second quarter of fiscal 2016. In accordance with the Contribution Agreement, the Company made cash contributions of $136.7 million to Lumentum which was partially offset by proceeds of $35.8 million from the sale of Lumentum Series A Preferred Stock to Amada Holdings Co., Ltd. (“Amada”) pursuant to a binding commitment under the Securities Purchase Agreement.
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

Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2017, except for those occurring in the normal course of business.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 31, 2016, our pension plans were under funded by $100.0 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.2 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 31, 2016, the fair value of plan assets had increased approximately 4.6% since July 2, 2016, our most recent fiscal year end.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of December 31, 2016.
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
Other than the above changes, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended December 31, 2016 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 2, 2016 to October 29, 2016	1,325,842	$7.35	1,325,842	$110
October 30, 2016 to November 26, 2016	55	$7.01	55	110
November 27, 2016 to December 31, 2016	566,400	$8.01	566,400	106
	1,892,297	$7.55	1,892,297	$106
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

Date: February 7, 2017	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)