Form 10-Q
period 2017-04-01
VIAVI SOLUTIONS INC.
filed 2017-05-09
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 29, 2017 the Registrant had 226,977,290 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Revenues:
Product revenue	$176.0	$198.5	$548.5	$607.1
Service revenue	20.0	21.9	64.8	75.1
Total net revenues	196.0	220.4	613.3	682.2
Cost of revenues:
Product cost of revenues	63.3	70.5	196.6	209.6
Service cost of revenues	12.1	14.5	38.8	46.0
Amortization of acquired technologies	3.6	4.1	11.1	13.0
Total cost of revenues	79.0	89.1	246.5	268.6
Gross profit	117.0	131.3	366.8	413.6
Operating expenses:
Research and development	34.1	40.0	106.1	126.0
Selling, general and administrative	76.2	80.6	228.5	261.3
Amortization of other intangibles	3.5	3.6	10.4	11.1
Restructuring and related charges	18.4	(0.1)	20.2	1.7
Total operating expenses	132.2	124.1	365.2	400.1
(Loss) income from operations	(15.2)	7.2	1.6	13.5
Interest and other income (expense), net	5.0	0.8	10.1	1.4
Gain on sale of investments	51.2	39.8	186.6	39.8
Interest expense	(10.7)	(9.1)	(29.3)	(26.7)
Income from continuing operations before taxes	30.3	38.7	169.0	28.0
Provision for income taxes	4.3	9.9	15.8	13.9
Income from continuing operations, net of taxes	26.0	28.8	153.2	14.1
Income (loss) from discontinued operations, net of taxes	—	5.0	—	(45.4)
Net income (loss)	$26.0	$33.8	$153.2	$(31.3)

Net income (loss) per share from - basic:
Continuing operations	$0.11	$0.13	$0.66	$0.06
Discontinued operations	—	0.02	—	(0.19)
Net income (loss)	$0.11	$0.15	$0.66	$(0.13)

Net income (loss) per share from - diluted:
Continuing operations	$0.11	$0.12	0.65	0.06
Discontinued operations	—	0.02	—	(0.19)
Net income (loss)	$0.11	$0.14	$0.65	$(0.13)

Shares used in per-share calculation - basic	229.4	232.0	230.8	234.4
Shares used in per-share calculation - diluted	234.6	234.6	235.9	237.4
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Net income (loss)	$26.0	$33.8	$153.2	$(31.3)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	9.1	3.4	(13.1)	(18.4)
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	18.8	48.5	93.0	201.6
Less: reclassification adjustments included in net income (loss)	(51.2)	(38.8)	(185.4)	(38.8)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.5	0.2	1.4	0.5
Net change in Accumulated other comprehensive (loss) income	(22.8)	13.3	(104.1)	144.9
Comprehensive income	$3.2	$47.1	$49.1	$113.6

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)(unaudited)

	April 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$964.2	$482.9
Short-term investments	478.6	484.7
Restricted cash	11.8	12.2
Accounts receivable, net	142.6	148.4
Inventories, net	46.8	51.4
Prepayments and other current assets	53.5	32.1
Total current assets	1,697.5	1,211.7
Property, plant and equipment, net	134.6	133.0
Goodwill	150.7	152.1
Intangibles, net	37.6	59.9
Deferred income taxes	108.0	108.8
Other non-current assets	12.3	12.6
Total assets	$2,140.7	$1,678.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34.7	$47.0
Accrued payroll and related expenses	47.5	44.9
Deferred revenue	67.3	78.6
Accrued expenses	27.7	24.9
Other current liabilities	69.8	31.0
Total current liabilities	247.0	226.4
Long-term debt	958.1	583.3
Other non-current liabilities	164.4	179.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at April 1, 2017 and July 2, 2016, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 227 million shares at April 1, 2017 and 232 million shares at July 2, 2016, issued and outstanding	0.2	0.2
Additional paid-in capital	70,184.2	70,059.8
Accumulated deficit	(69,319.1)	(69,380.7)
Accumulated other comprehensive (loss) income	(94.1)	10.0
Total stockholders’ equity	771.2	689.3
Total liabilities and stockholders’ equity	$2,140.7	$1,678.1

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 1, 2017	April 2, 2016
OPERATING ACTIVITIES:
Net income (loss)	$153.2	$(31.3)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	22.2	29.8
Amortization of acquired technologies and other intangibles	21.5	24.7
Stock-based compensation	25.9	35.6
Amortization of debt issuance costs and accretion of debt discount	23.6	21.4
Amortization of discount and premium on investments, net	0.8	0.9
Gain on sale of investments	(186.6)	(39.8)
Loss on disposal of assets	4.5	0.9
Other	1.3	0.4
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	3.0	22.6
Inventories	(0.6)	(2.2)
Other current and non-currents assets	(17.3)	3.7
Accounts payable	(10.7)	(8.4)
Income taxes payable	4.5	11.3
Deferred revenue, current and non-current	(17.3)	8.1
Deferred taxes, net	(2.7)	7.6
Accrued payroll and related expenses	(8.3)	(22.0)
Accrued expenses and other current and non-current liabilities	29.2	(28.3)
Net cash provided by operating activities	46.2	35.0

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(542.0)	(334.1)
Maturities of available-for-sale investments	321.3	330.1
Sales of available-for-sale investments	321.4	217.3
Changes in restricted cash	0.2	14.1
Capital expenditures	(30.4)	(26.6)
Proceeds from the sale of assets	4.4	5.0
Acquisition of a business	—	(0.9)
Net cash provided by investing activities	74.9	204.9

FINANCING ACTIVITIES:
Proceeds from issuance of 1.00% senior convertible debt	460.0	—
Payment of debt issuance costs	(9.0)	—
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	—	35.8
Cash contribution to Lumentum Holdings Inc.	—	(137.0)
Repurchase and retirement of common stock	(91.6)	(40.0)
Payment of financing obligations	(0.6)	(5.7)
Proceeds from exercise of employee stock options and employee stock purchase plan	10.2	3.0
Net cash provided by (used in) financing activities	369.0	(143.9)

Effect of exchange rates on cash and cash equivalents	(8.8)	(6.8)
Net increase in cash and cash equivalents	481.3	89.2
Cash and cash equivalents at the beginning of the period	482.9	347.9 *
Cash and cash equivalents at the end of the period	$964.2	$437.1

*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of April 1, 2017 and for the three and nine months ended April 1, 2017 and April 2, 2016 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 2, 2016.
The balance sheet as of July 2, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 1, 2017 and April 2, 2016 may not be indicative of results for the fiscal year ending July 1, 2017 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
In March 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that requires the service cost component of net periodic benefit cost to be presented in the same line item(s) as other compensation costs arising from services rendered during the period, with other components of net periodic benefit cost to be presented separately from the service cost component. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
In February 2017, the FASB issued guidance that clarifies the scope and accounting of a financial asset that meets the definition of an “in-substance nonfinancial asset,” defines the term “in-substance nonfinancial asset,” and adds guidance for partial sales of nonfinancial assets. This guidance will be effective at the same time the new authoritative guidance related to revenue recognition is effective. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In January 2017, the FASB issued guidance that will eliminate the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, impairment charge will be based on the excess of a reporting unit's carrying amount over its fair value. The guidance is effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. The Company plans to early adopt this standard for the next goodwill testing date and does not anticipate the adoption to have a material impact on its consolidated financial statements, absent any goodwill impairment.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 3. Discontinued Operations
Lumentum Separation
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million all of which was contributed during fiscal 2016. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s CCOP business and the WaveReady product line. As a result of the Distribution, Lumentum is now an independent public company. The Company agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, the Company committed to liquidate these shares within three years from the Distribution. As of April 1, 2017, the Company owns approximately 0.4 million shares, of Lumentum’s common stock. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
As the separation of the Lumentum business represented a strategic shift that had and will have a major effect on the Company’s operations and financial results, the results of operations of the Lumentum business are presented separately as discontinued operations for the three and nine months ended April 2, 2016 in accordance with the authoritative guidance.
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
The following table summarizes results from discontinued operations of the Lumentum business included in the condensed Consolidated Statement of Operations (in millions):

Nine Months Ended (1)
April 2, 2016
Net revenues	$66.5
Cost of revenues	49.8
Amortization of acquired technologies	0.6
Gross profit	16.1
Operating expenses:
Research and development	12.5
Selling, general and administrative	24.7
Restructuring charges	0.1
Total operating expenses	37.3
Loss from operations	(21.2)
Interest and other income (expense), net	—
Loss before income taxes	(21.2)
Provision for income taxes	24.4
Net loss from discontinued operations	$(45.6)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) Net income from discontinued operations for the three months ended April 2, 2016 was $5.0 million comprised of costs to complete the separation offset by a benefit from income taxes from discontinued operations of $6.1 million. No income or expense has been recorded relating to the Lumentum business after the separation from Viavi on August 1, 2015.
During the nine months ended April 2, 2016, the income tax provision for discontinued operations of $24.4 million, included approximately $7.6 million cash taxes that were due to federal and state authorities as a result of the Separation. In addition, approximately $17.1 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net income (loss) from discontinued operations also includes other costs incurred by the Company to separate Lumentum. These costs include transaction charges, advisory and consulting fees. Net income (loss) from discontinued operations includes transaction, advisory and other costs to effect the separation of $1.1 million and $16.5 million for the three and nine months ended April 2, 2016, respectively.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock based compensation expense and capital expenditures of the Lumentum business (in millions):

Nine Months Ended (1)
April 2, 2016
Operating activities:
Depreciation expense	$3.7
Amortization expense	0.6
Stock-based compensation expense	1.6
Investing activities:
Capital expenditures	$5.8
(1) No depreciation expense, amortization expense, stock based compensation expense and capital expenditures relating to the Lumentum business are presented after the Separation Date.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Numerator:
Income from continuing operations, net of taxes	$26.0	$28.8	$153.2	$14.1
Income (loss) from discontinued operations, net of taxes	—	5.0	—	(45.4)
Net income (loss)	$26.0	$33.8	$153.2	$(31.3)
Denominator:
Weighted-average number of common shares outstanding
Basic	229.4	232.0	230.8	234.4
Effect of dilutive securities from stock-based benefit plans	5.2	2.6	5.1	3.0
Diluted	234.6	234.6	235.9	237.4

Net income (loss) per share - basic:
Continuing operations	$0.11	$0.13	$0.66	$0.06
Discontinued operations	—	0.02	—	(0.19)
Net income (loss) per share	$0.11	$0.15	$0.66	$(0.13)

Net income (loss) per share - diluted:
Continuing operations	$0.11	$0.12	$0.65	$0.06
Discontinued operations	—	0.02	$—	$(0.19)
Net income (loss) per share	$0.11	$0.14	$0.65	$(0.13)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017 (1) (2)	April 2, 2016 (1)	April 1, 2017 (1) (2)	April 2, 2016 (1)
Stock options and ESPP	0.3	1.2	0.3	1.0
Restricted Stock Units	—	3.0	—	2.3
Total potentially dilutive securities	0.3	4.2	0.3	3.3
(1)  The Company’s 0.625% Senior Convertible 2033 Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debts and Letters of Credit” for more details.

(2)  The Company’s 1.00% Senior Convertible 2024 Notes are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debts and Letters of Credit” for more details.

Note 5. Accumulated Other Comprehensive (Loss) Income
The Company’s accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the nine months ended April 1, 2017 the changes in accumulated other comprehensive (loss) income by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of July 2, 2016	$104.5	$(70.1)	$(24.4)	$10.0
Other comprehensive income (loss) before reclassification	93.0	(13.1)	—	79.9
Amounts reclassified from accumulated other comprehensive income	(185.4)	—	1.4	(184.0)
Net current-period other comprehensive (loss) income	(92.4)	(13.1)	1.4	(104.1)
Ending balance as of April 1, 2017	$12.1	$(83.2)	$(23.0)	$(94.1)

(1) Activity before reclassifications to the Consolidated Statements of Operations during the nine months ended April 1, 2017 relates to the unrealized gain on the marketable equity securities of Lumentum held by Viavi. The amount reclassified out of accumulated other comprehensive (loss) income relates to the realized gain from the sale of the marketable equity securities of Lumentum. There was no tax impact for the nine months ended April 1, 2017.

(2) The amount reclassified out of accumulated other comprehensive income represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the nine months ended April 1, 2017. There was no tax impact for the nine months ended April 1, 2017. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	April 1, 2017	July 2, 2016
Allowance for doubtful accounts	$1.7	$2.2
Allowance for sales returns	1.0	2.5
Total accounts receivable reserves	$2.7	$4.7
The activities and balances for allowance for doubtful accounts are as follows (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	July 2, 2016	Charged to Costs and Expenses	Adjustments (1)	April 1, 2017
Allowance for doubtful accounts	$2.2	$0.1	$(0.6)	$1.7
 (1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The components of Inventories, net were as follows (in millions):

	April 1, 2017	July 2, 2016
Finished goods	$25.2	$29.1
Work in process	8.9	7.5
Raw materials	12.7	14.8
Inventories, net	$46.8	$51.4
Prepayments and other current assets
The components of Prepayments and other current assets were as follows (in millions):

	April 1, 2017	July 2, 2016
Prepayments	$11.4	$10.4
Other current assets	42.1	21.7
Prepayments and other current assets	$53.5	$32.1
Other current liabilities
The components of Other current liabilities were as follows (in millions):

	April 1, 2017	July 2, 2016
Customer prepayments	35.8	0.4
Restructuring accrual	13.1	13.3
Income tax payable	6.9	3.3
Warranty accrual	2.9	2.6
VAT liabilities	2.5	2.3
Foreign exchange forward contract	2.6	—
Deferred compensation plan	2.0	2.4
Other	4.0	6.7
Other current liabilities	$69.8	$31.0
Other non-current liabilities
The components of Other non-current liabilities were as follows (in millions):

	April 1, 2017	July 2, 2016
Pension and post-employment benefits	$98.0	$103.0
Financing obligation	27.8	28.7
Long-term deferred revenue	16.0	22.7
Other	22.6	24.7
Other non-current liabilities	$164.4	$179.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments, Forward Contracts and Fair Value Measurements
The Company’s investments in marketable debt and equity securities were primarily classified as available-for-sale securities. As of April 1, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$69.6	$—	$(0.1)	$69.5
U.S. agencies	35.2	—	(0.1)	35.1
Municipal bonds and sovereign debt instruments	4.0	—	—	4.0
Asset-backed securities	68.0	—	(0.3)	67.7
Corporate securities	324.2	0.1	(0.3)	324.0
Certificates of deposit	6.0	—	—	6.0
Total debt securities	507.0	0.1	(0.8)	506.3
Marketable equity securities	3.3	17.5	—	20.8
Total available-for-sale securities	$510.3	$17.6	$(0.8)	$527.1
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of April 1, 2017, of the total fair value of debt securities, $49.9 million was classified as cash equivalents, $455.8 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
Marketable equity securities consist of the Company’s ownership of 0.4 million shares of Lumentum common stock remaining as of April 1, 2017 in connection with the August 1, 2015 separation. Refer to “Note 3. Discontinued Operations” for more information. These securities are stated at fair value, with unrealized gains and losses reported in other comprehensive (loss) income, net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of April 1, 2017 at $20.8 million. The Company sold 1.3 million and 6.9 million shares during the three and nine months ended April 1, 2017, respectively and recognized gross realized gains of $51.2 million and $186.5 million, reflected in "Gain on sale of investments" in the Company’s Consolidated Statements of Operations. The sale resulted in no tax effect. The realized gain is also reflected as a reconciling item to net income in the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section.
 In addition to the amounts presented above, as of April 1, 2017, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.0 million, of which $0.5 million was invested in debt securities, $0.5 million was invested in money market instruments and funds and $1.0 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income (expense), net.
During the three and nine months ended April 1, 2017 and April 2, 2016, the Company recorded no other-than-temporary impairment charges in each respective period.
As of April 1, 2017, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$363.2	$363.1
Amounts maturing in 1 - 5 years	141.8	141.5
Amounts maturing in more than 5 years	2.0	1.7
Total debt available-for-sale securities	$507.0	$506.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of July 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Debt securities:
U.S. treasuries	$46.1	$—	$—	$46.1
U.S. agencies	24.9	—	—	24.9
Municipal bonds and sovereign debt instruments	2.0	—	—	2.0
Asset-backed securities	50.4	0.1	(0.3)	50.2
Corporate securities	224.5	0.2	(0.1)	224.6
Total debt securities	347.9	0.3	(0.4)	347.8
Marketable equity securities	62.1	109.2	—	171.3
Total debt available-for-sale securities	$410.0	$109.5	$(0.4)	$519.1
As of July 2, 2016, of the total fair value of debt securities, $36.1 million was classified as cash equivalents, $311.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of April 1, 2017 and July 2, 2016 are summarized below (in millions):

	Fair value measurement as of			Fair value measurement as of
	April 1, 2017			July 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$69.5	$69.5	$—	$46.1	$46.1	$—
U.S. agencies	35.1	—	35.1	24.9	—	24.9
Municipal bonds and sovereign debt instruments	4.0	—	4.0	2.0	—	2.0
Asset-backed securities	67.7	—	67.7	50.2	—	50.2
Corporate securities	324.0	—	324.0	224.6	—	224.6
Certificate of deposits	6.0	—	6.0	—	—	—
Total debt available-for-sale securities	506.3	69.5	436.8	347.8	46.1	301.7
Marketable equity securities	20.8	20.8	—	171.3	171.3	—
Money market funds	720.3	720.3	—	274.4	274.4	—
Trading securities	2.0	2.0	—	2.4	2.4	—
Foreign currency forward contracts	5.2	—	5.2	—	—	—
Total assets (1)	$1,254.6	$812.6	$442.0	$795.9	$494.2	$301.7

Liability:
Foreign currency forward contracts	2.6	—	2.6	—	—	—
Total liabilities (2)	$2.6	$—	$2.6	$—	$—	$—
(1) $754.6 million in cash and cash equivalents, $478.6 million in short-term investments, $11.7 million in restricted cash, $5.2 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of April 1, 2017. $295.4 million in cash and cash equivalents, $484.7 million in short-term investments, $11.3 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 2, 2016.
(2) $2.6 million in other current liabilities on the Company’s Consolidated Balance Sheets as of April 1, 2017.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of April 1, 2017 and July 2, 2016, the Company did not hold any Level 3 investment securities.

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
As of April 1, 2017 and July 2, 2016, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $133.6 million and $110.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $31.8 million and $55.2 million, respectively. The fair values of the Company’s outstanding foreign currency forward contracts were not material as of July 2, 2016.
As of April 1, 2017, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end; therefore, the fair value of these contracts of $5.2 million and $2.6 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of April 1, 2017, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income (expense), net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities.
The foreign exchange forward contracts incurred a gain of $2.6 million and a loss of $2.7 million for the three and nine months ended April 1, 2017, respectively. The losses on foreign exchange forward contracts were $5.6 million and $4.9 million for the three and nine months ended April 2, 2016, respectively.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2016	$143.8	$8.3	$152.1
Currency translation adjustments	(1.4)	—	(1.4)
Balance as of April 1, 2017	$142.4	$8.3	$150.7
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended April 1, 2017.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of April 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$366.9	$(346.5)	$20.4
Customer relationships	94.8	(77.8)	17.0
Other	10.8	(10.6)	0.2
Total intangibles	$472.5	$(434.9)	$37.6

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(337.3)	$32.0
Customer relationships	95.6	(68.0)	27.6
Other	10.8	(10.5)	0.3
Total intangibles	$475.7	$(415.8)	$59.9
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Amortization of acquired developed technologies	$3.6	$4.1	$11.1	$13.0
Amortization of other intangibles	3.5	3.6	10.4	11.1
Total amortization of intangible assets	$7.1	$7.7	$21.5	$24.1
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of April 1, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2017	$6.7
2018	19.9
2019	9.3
2020	1.4
2021	0.3
Thereafter	—
Total amortization	$37.6
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Debts and Letters of Credit
As of April 1, 2017 and July 2, 2016, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	April 1, 2017	July 2, 2016
Principal amount of 0.625% Senior Convertible Notes	$650.0	$650.0
Principal amount of 1.00% Senior Convertible Notes	460.0	—
Unamortized discount of liability component	(141.7)	(61.7)
Unamortized debt issuance cost (1)	$(10.2)	$(5.0)
Carrying amount of liability component	$958.1	$583.3

Carrying amount of equity component (2)	$236.3	$134.4

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

(2)	Included in Additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants and held no short term debt as of April 1, 2017 and July 2, 2016.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased.

Under certain circumstances and during certain periods, the 2024 Notes may be converted at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price is $13.22 per share, representing a 32.5% premium to the closing sale price of the Company’s common stock on the pricing date, February 27, 2017, which will be subject to customary anti-dilution adjustments.
The 2024 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances: (i) on any date during any calendar quarter beginning after June 30, 2017 (and only during such calendar quarter) if the closing price of Viavi’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter, (ii)if the Company distributes to all or substantially all holders of our common stock rights or warrants (other than pursuant to a stockholder rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price of our common stock for the ten trading days preceding the declaration date for such distribution, (iii)if the Company distributes to all or substantially all holders of our common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a stockholder rights plan), at a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution, (iv) if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the Indenture), or (v) during the five consecutive business-day period immediately following any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of the Notes for each day during such 10 consecutive trading-day period was less than 98% of the product of the closing sale price of Viavi’s common stock and the applicable conversion rate on such date. During the periods from, and including, December 1, 2023 until the close of business on the business day immediately

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

preceding the maturity date, holders of the Notes may convert the Notes regardless of the circumstances described in the immediately preceding sentence.
Holders of the 2024 Notes may require Viavi to repurchase for cash all or a portion of the Notes upon the occurrence of a fundamental change (as defined in the Indenture) at a repurchase price equal to 100% of the principal amount of the 2024 Notes to be repurchased, plus accrued and unpaid interest to, but excluding, the date of repurchase.
The Indenture provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2024 Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of April 1, 2017, the expected remaining term of the 2024 Notes is 6.9 years.

In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $6.9 million and the equity issuance costs (attributable to the equity component) of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date.
Based on quoted market prices as of April 1, 2017, the fair value of the 2024 Notes was approximately $483.5 million. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
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
Based on quoted market prices as of April 1, 2017 and July 2, 2016, the fair value of the 2033 Notes was approximately $726.4 million and $633.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the effective interest rate and the interest expense for the contractual interest and the accretion of debt discount (in millions, except for the effective interest rate):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Effective interest rate	5.3%	5.4%	5.3%	5.4%
Interest expense-contractual interest	$1.3	$1.0	$3.4	$3.0
Accretion of debt discount	7.9	6.7	21.9	19.9
Outstanding Letters of Credit
As of April 1, 2017, the Company had 14 standby letters of credit totaling $15.6 million.
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of April 1, 2017 and July 2, 2016, the Company’s total restructuring accrual was $15.8 million and $18.0 million, respectively. During the three and nine months ended April 1, 2017 the Company recorded restructuring and related charges of $18.4 million and $20.2 million, respectively. During the three and nine months ended April 2, 2016 the Company recorded restructuring and related (benefits) charges of $(0.1) million and $1.7 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended April 1, 2017 were as follows (in millions):

	Balance July 2, 2016	Nine Months Ended April 1, 2017 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance April 1, 2017	Three Months Ended April 1, 2017 Charges (Benefits)
Fiscal 2017 Plan
Focused NSE Restructuring Plan (1) (2)	$—	$20.7	$(11.0)	$—	$9.7	$19.3
Other Plan (2)	—	0.4	(0.4)	—	—	—
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	8.6	(0.7)	(7.5)	—	0.4	(0.8)
NE and SE Agile Restructuring Plan (1)	0.8	(0.1)	(0.3)	—	0.4	(0.1)
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (1)(2)	1.4	(0.2)	(1.1)	—	0.1	—
Plans Prior to Fiscal 2015
NE Product Strategy Restructuring Plan (1)	1.5	—	(0.4)	(0.1)	1.0	—
NE Lease Restructuring Plan (2)	4.0	0.1	(1.1)	—	3.0	—
Other Plans (1)(2)	1.7	—	(0.5)	—	1.2	—
Total	$18.0	$20.2	$(22.3)	$(0.1)	$15.8	$18.4
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 1, 2017 and July 2, 2016, $2.7 million and $4.7 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2017 Plans
Focused NSE Restructuring Plan
During the third and second quarters of fiscal 2017, Management approved a plan within the NE and SE business segments as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations.  As a result, a restructuring charge of $20.6 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid in the second quarter of fiscal 2018.
Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segments and Shared Services function for organizational alignment and consolidation as part of Viavi’s continued commitment for a more cost effective organization. As a result approximately 170 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2018.
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Viavi’s ongoing commitment for an agile and more efficient operating structure. As a result approximately 40 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2018.
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
NE Lease Restructuring Plan

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of April 1, 2017 was $3.0 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of April 1, 2017, the restructuring accrual for other plans that commenced prior to fiscal year 2015 was $1.2 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded income tax expense of $4.3 million and $15.8 million related to income from continuing operations for the three and nine months ended April 1, 2017, respectively. The Company recorded income tax expense of $9.9 million and $13.9 million related to income from continuing operations for the three and nine months ended April 2, 2016, respectively.
The income tax expense related to income from continuing operations recorded for the three and nine months ended April 1, 2017 and April 2, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. In addition, for the three and nine months ended April 2, 2016, the Company’s income tax provision included a tax benefit of $7.6 million and $14.6 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax provision for the nine months ended April 2, 2016 included a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to income from continuing operations recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the separation.
As of April 1, 2017 and July 2, 2016, the Company’s unrecognized tax benefits totaled $42.1 million and $41.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.3 million accrued for the payment of interest and penalties at April 1, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.0 million.
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

During the three months ended April 1, 2017, the Company repurchased approximately 5.2 million shares of its common stock for $51.9 million. As of April 1, 2017, the Company had remaining authorization of $53.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

All common shares repurchased under this program have been canceled and retired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 1, 2017 and April 2, 2016 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Cost of sales	$0.7	$1.1	$2.7	$3.7
Research and development	1.3	2.0	4.6	6.7
Selling, general and administrative	6.1	6.0	18.6	23.6
Stock-based compensation	$8.1	$9.1	$25.9	$34.0
Approximately $0.7 million and $0.9 million of stock-based compensation was capitalized to inventory at April 1, 2017 and April 2, 2016 respectively.
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
During the nine months ended April 1, 2017 and April 2, 2016, the Company granted 3.9 million and 6.1 million RSUs, of which 0.4 million and 0.6 million, respectively, are performance-based RSUs with market conditions (“MSUs”). These MSU shares represent the target amount of grants, and the actual number of shares awarded upon vesting of the MSUs may be higher or lower depending upon the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during the nine months ended April 1, 2017 and April 2, 2016 were estimated to be $3.3 million and $3.7 million, respectively, and was calculated using a Monte Carlo simulation. The remaining 3.5 million and 5.5 million granted during the nine months ended April 1, 2017 and April 2, 2016, respectively, are time-based RSUs. The majority of these time-based RSUs vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
As of April 1, 2017, $38.2 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.9 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding tax liability on the vested shares are withheld by the Company for the payment of such taxes. During the nine months ended April 1, 2017 and April 2, 2016, the Company paid $11.6 million and $9.8 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statement of Cash Flows.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 and in accordance with the Employee Matters Agreement, the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for Viavi employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, to be amortized over the remaining requisite service period from Separation Date to the end of the vesting term. As of April 1, 2017, $1.9 million of unrecognized stock-based compensation cost remains to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions
The Company estimates the fair value of the new MSUs granted using a Monte Carlo simulation based on the assumptions described below for the following periods:

	Nine Months Ended
	April 1, 2017	April 2, 2016
Volatility of common stock	35.0%	33.6%
Average volatility of peer companies	54.7%	52.8%
Average correlation coefficient of peer companies	0.1856	0.1047
Risk-free interest rate	0.8%	0.8%

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
As of April 1, 2017 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended April 1, 2017, the Company contributed $0.6 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.6	0.7	1.6	2.2
Expected return on plan assets	(0.3)	(0.4)	(0.8)	(1.2)
Amortization of net actuarial losses	0.5	0.2	1.4	0.5
Net periodic benefit cost	$0.9	$0.6	$2.5	$1.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, pension increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $6.0 million related to its defined benefit pension plans during fiscal 2017 to make current benefit payments and fund future obligations. As of April 1, 2017, approximately $3.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2016.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the consolidated balance sheet as of April 1, 2017 and July 2, 2016.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2017 and fiscal 2016 (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2017	April 2, 2016	April 1, 2017	April 2, 2016
Balance as of beginning of period	$5.3	$4.3	$4.9	$3.7
Provision for warranty	1.3	0.8	4.5	2.5
Utilization of reserve	(0.8)	(0.8)	(2.8)	(2.3)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.3)	0.2	(1.1)	0.6
Balance as of end of period	$5.5	$4.5	$5.5	$4.5
Note 17. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”) pursuant to the guidance. The CODM allocates resources to the segments based on their business prospects, competitive factors, net revenue and operating results.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments is as follows (in millions):

	Three Months Ended April 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$103.4	$28.7	$132.1	$63.9	$196.0	$—	$196.0

Gross profit	67.5	17.7	85.2	36.7	121.9	(4.9)	117.0
Gross margin	65.3%	61.7%	64.5%	57.4%	62.2%		59.7%

Operating (loss)income			(4.4)	27.8	23.4	(38.6)	(15.2)
Operating margin			(3.3)%	43.5%	11.9%		(7.8)%

	Three Months Ended April 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$123.1	$35.2	$158.3	$62.1	$220.4	$—	$220.4

Gross profit	80.7	19.8	100.5	35.9	136.4	(5.1)	131.3
Gross margin	65.6%	56.3%	63.5%	57.8%	61.9%		59.6%

Operating (loss)income			(0.1)	26.3	26.2	(19.0)	7.2
Operating margin			(0.1)%	42.4%	11.9%		3.3%

	Three Months Ended
	April 1, 2017	April 2, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$121.9	$136.4
Stock-based compensation	(0.7)	(1.1)
Amortization of intangibles	(3.6)	(4.1)
Other charges unrelated to core operating performance (1)	(0.6)	0.1
GAAP gross profit	$117.0	$131.3

Corporate reconciling items impacting operating income:
Total segment operating income	$23.4	$26.2
Stock-based compensation	(8.1)	(9.1)
Amortization of intangibles	(7.1)	(7.7)
Other charges unrelated to core operating performance (1)	(5.0)	(2.3)
Restructuring and related charges	(18.4)	0.1
GAAP operating (loss)income from continuing operations	$(15.2)	$7.2

(1) During the three months ended April 1, 2017 and April 2, 2016, other charges unrelated to core operating performance primarily consisted of write-down of fixed assets, site consolidations, reorganizations, transformational initiatives such as the implementation of simplified automated processes and the insourcing or outsourcing of activities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended April 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$339.0	$105.7	$444.7	$168.6	$613.3	$—	$613.3

Gross profit	219.5	66.1	285.6	96.5	382.1	(15.3)	366.8
Gross margin	64.7%	62.5%	64.2%	57.2%	62.3%		59.8%

Operating (loss)income			5.7	72.1	77.8	(76.2)	1.6
Operating margin			1.3%	42.8%	12.7%		0.3%

	Nine Months Ended April 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$377.1	$120.0	$497.1	$185.1	$682.2	$—	$682.2

Gross profit	247.0	77.7	324.7	105.7	430.4	(16.8)	413.6
Gross margin	65.5%	64.8%	65.3%	57.1%	63.1%		60.6%

Operating (loss)income			10.3	75.1	85.4	(71.9)	13.5
Operating margin			2.1%	40.6%	12.5%		2.0%

	Nine Months Ended
	April 1, 2017	April 2, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$382.1	$430.4
Stock-based compensation	(2.7)	(3.7)
Amortization of intangibles	(11.1)	(13.0)
Other charges unrelated to core operating performance (1)	(1.5)	(0.1)
GAAP gross profit	$366.8	$413.6

Corporate reconciling items impacting operating income:
Total segment operating income	$77.8	$85.4
Stock-based compensation	(25.9)	(34.0)
Amortization of intangibles	(21.5)	(24.1)
Other charges unrelated to core operating performance (1)	(8.6)	(12.1)
Restructuring and related charges	(20.2)	(1.7)
GAAP operating income from continuing operations	$1.6	$13.5

(1) During the nine months ended April 1, 2017 and April 2, 2016, other charges unrelated to core operating performance primarily consisted of write-down of fixed assets, site consolidations, reorganizations, transformational initiatives such as the implementation of simplified automated processes, the insourcing or outsourcing of activities and Viavi-specific incremental charges for professional fees and additional personnel costs to complete the separation.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events
Subsequent to the third quarter ended April 1, 2017, the Company sold 0.2 million of Lumentum common shares generating gross proceeds of $10.1 million and a gross realized gain of $8.4 million, respectively.

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
Lab Instruments: Primarily consisting of (a) Capacity Advisor products; (b) Fiber Optic Production Lab Test; (c) Optical Transport products; and (d) Storage Network Test products.
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

Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global service providers, enterprises and cloud operator’s visibility into network, service and application data. These solutions - which primarily consist of instruments, microprobes and software - monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.
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
Data Center: Consisting of our Network Instruments products.
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
OSP serves customers such as FLIR Systems, Integrated Device Technologies, Lockheed Martin, Pfizer, SICPA and STMicro Electronics.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. As fiscal 2017 is a 52-week year compared to a 53-week year in fiscal 2016, the nine months ended April 1, 2017 contains one less week of activity compared to the nine months ended April 2, 2016.
The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2017	April 2, 2016	Change	Percent Change	April 1, 2017	April 2, 2016	Change	Percent Change
Segment net revenue:
NE	$103.4	$123.1	$(19.7)	(16.0)%	$339.0	$377.1	$(38.1)	(10.1)%
SE	28.7	35.2	(6.5)	(18.5)%	105.7	120.0	(14.3)	(11.9)%
OSP	63.9	62.1	1.8	2.9%	168.6	185.1	(16.5)	(8.9)%
Total net revenue	$196.0	$220.4	$(24.4)	(11.1)%	$613.3	$682.2	$(68.9)	(10.1)%

Gross profit	$117.0	$131.3	$(14.3)	(10.9)%	$366.8	$413.6	$(46.8)	(11.3)%
Gross margin	59.7%	59.6%			59.8%	60.6%

Research and development	$34.1	$40.0	$(5.9)	(14.8)%	$106.1	$126.0	$(19.9)	(15.8)%
Percentage of net revenue	17.4%	18.1%			17.3%	18.5%

Selling, general and administrative	$76.2	$80.6	$(4.4)	(5.5)%	$228.5	$261.3	$(32.8)	(12.6)%
Percentage of net revenue	38.9%	36.6%			37.3%	38.3%

Restructuring and related charges (benefits)	$18.4	$(0.1)	$18.5	(18,500.0)%	$20.2	$1.7	$18.5	1,088.2%
Percentage of net revenue	9.4%	—%			3.3%	0.2%

Interest and other income (expense), net	5.0	0.8	4.2	525.0%	10.1	1.4	8.7	621.4%
Percentage of net revenue	2.6%	0.4%			1.6%	0.2%

Gain on sale of investments	$51.2	$39.8	$11.4	28.6%	$186.6	$39.8	$146.8	368.8%
Percentage of net revenue	26.1%	18.1%			30.4%	5.8%

Provision for income taxes	$4.3	$9.9	$(5.6)	(56.6)%	15.8	13.9	1.9	13.7%
Percentage of net revenue	2.2%	4.5%			2.6%	2.0%

Income (loss) from discontinued operations, net of taxes	$—	$5.0	$(5.0)	(100.0)%	$—	$(45.4)	$45.4	100.0%
Percentage of net revenue	—%	2.3%			—%	(6.7)%
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
Three months ended April 1, 2017 and April 2, 2016
Net revenue decreased by $24.4 million, or 11.1%, during the three months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily due to decreases in our NE and SE segments, partially offset by an increase in our OSP segment as discussed below.
Product revenues decreased $22.5 million, or 11.3%, during the three months ended April 1, 2017 compared to the same period a year ago, primarily due to decrease in NE product revenue as described below. Service revenues decreased $1.9 million, or 8.7%, during the three months ended April 1, 2017 compared to the same period a year ago primarily due to a decline in our NE segment.
NE net revenue decreased by $19.7 million, or 16.0%, during the three months ended April 1, 2017 compared to the same period a year ago. This decrease was driven by a $21.9 million net decrease in Field Instruments offerings. Most of the Field Instruments product offerings experienced decreases due to weaker demand in North America from communication service providers, except for Cable products which experienced increases due to upgrade demand from customers. Additionally, Lab Instruments increased $2.3 million.
SE net revenue decreased by $6.5 million, or 18.5%, during the three months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by $2.8 million of net revenue decrease in the Data Center business due to deal push outs and delayed spending from enterprise customers in the current period and continuing decline of $4.3 million from our Mature Assurance offerings.
OSP net revenue increased by $1.8 million, or 2.9%, during the three months ended April 1, 2017 compared to the same period a year ago. This increase was primarily driven by a better than expected recovery in our anti-counterfeiting business.
Nine Months Ended April 1, 2017 and April 2, 2016
Net revenue decreased by $68.9 million, or 10.1%, during the nine months ended April 1, 2017 compared to the same period a year ago due to decreases in all of our segments as discussed below.
Product revenues decreased $58.6 million, or 9.7%, during the nine months ended April 1, 2017 compared to the same period a year ago, primarily due to lower demand for our Anti-Counterfeiting product line in our OSP segment driven by decreased bank-note volume and a decrease in NE and SE product revenue as described below. Service revenues decreased $10.3 million, or 13.7%, during the nine months ended April 1, 2017 compared to the same period a year ago primarily due to a decline in support contract renewals for our more mature assurance portfolio solutions in our SE segment.
NE net revenue decreased by $38.1 million, or 10.1%, during the nine months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by a $40.9 million net decrease in Field Instruments offerings. Most of the Field Instruments product offerings experienced decreases due to weaker demand in North America from communication service providers, except for Cable products and Fiber Instrument products which increased due to upgrade demand from customers and high demand for 100G optical products, respectively. Additionally, Lab Instruments increased $3.3 million.
SE net revenue decreased by $14.3 million, or 11.9%, during the nine months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by $8.6 million of net revenue decreases from our Assurance offerings primarily driven by a decline in our more mature solutions as service maintenance contracts expired and $5.7 million of net revenue decreases from our Data Center primarily relating to prior large deals that did not recur in the current period and delayed spending from enterprise customers.
OSP net revenue decreased by $16.5 million, or 8.9%, during the nine months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by net revenue decreases from our Anti-Counterfeiting product line. The Company expects the anti-counterfeiting business to continue to follow its historical pattern of cyclicality as currency customers continually rebalance their inventories relative to market demand. The decrease was partially offset by net revenue growth in our Consumer and Industrial product lines.
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

	Three Months Ended				Nine Months Ended
	April 1, 2017		April 2, 2016		April 1, 2017		April 2, 2016
Americas
United States	$68.2	34.8%	$96.4	43.7%	$229.6	37.5%	$303.3	44.5%
Other Americas	17.7	9.0%	15.4	7.0%	59.1	9.6%	49.1	7.2%
Total Americas	85.9	43.8%	111.8	50.7%	288.7	47.1%	352.4	51.7%

Asia-Pacific
Greater China	$22.5	11.5%	$23.6	10.7%	$76.8	12.5%	$79.8	11.7%
Other Asia	17.8	9.1%	17.6	8.0%	55.6	9.1%	49.4	7.2%
Total Asia-Pacific	40.3	20.6%	41.2	18.7%	132.4	21.6%	129.2	18.9%

EMEA
Switzerland	37.9	19.3%	32.3	14.7%	88.4	14.4%	97.8	14.3%
Other EMEA	31.9	16.3%	35.1	15.9%	103.8	16.9%	102.8	15.1%
Total EMEA	69.8	35.6%	67.4	30.6%	192.2	31.3%	200.6	29.4%

Total	$196.0	100.0%	$220.4	100.0%	$613.3	100.0%	$682.2	100.0%
Net revenue from customers outside the Americas during the three months ended April 1, 2017 and April 2, 2016 represented 56.2% and 49.3% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended April 1, 2017 and April 2, 2016 represented 52.9% and 48.3% of net revenue, respectively. We expect revenue from customers outside of North America to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin remained relatively flat during the three months ended April 1, 2017 from 59.6% in the same period a year ago to 59.7% in the current period. This was primarily due to gross margin improvement in our SE segment as discussed below, partially offset by reduction in NE gross margin and an unfavorable segment mix.
Gross margin decreased by 0.8 percentage points during the nine months ended April 1, 2017 from 60.6% in the same period a year ago to 59.8% in the current period. This decrease was primarily driven by gross margin reduction in our NE and SE segments as discussed below.
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
Research and Development
R&D expense decreased by $5.9 million, or 14.8%, during the three months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation. As a percentage of net revenue R&D decreased by 0.7 percentage points during the three months ended April 1, 2017 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
R&D expense decreased by $19.9 million or 15.8%, during the nine months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy following the Separation, coupled with a $2.1 million net reduction in stock-based compensation primarily due to modification of equity awards in connection with the Separation that did not recur this period. As a percentage of net revenue R&D decreased by 1.2 percentage points during the nine months ended April 1, 2017 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. While we plan to continue to invest in R&D and new products that will further differentiate us in the marketplace, the restructuring and global workforce reduction plan we announced in January 2017 is expected to result in some near-term reductions to R&D investments in our NSE operations.
Selling, General and Administrative
SG&A expense decreased by $4.4 million, or 5.5%, during the three months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily due to reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A increased during the three months ended April 1, 2017 compared to the same period a year ago, driven by decreased revenue as discussed above.
SG&A expense decreased by 32.8 million, or 12.6%, during the nine months ended April 1, 2017 compared to the same period a year ago. This decrease was primarily due to (a) a $12.0 million reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts, (b) a $5.0 million net reduction in stock-based compensation primarily due to the impact of Separation related activities on equity awards that did not recur this year and (c) a $4.4 million reduction in costs related to Viavi-specific activities to complete the Separation. As a percentage of net revenue SG&A decreased 1.0 percentage points during the nine months ended April 1, 2017 compared to the same period a year ago, driven by our strategic cost reduction efforts to optimize our expense structure.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $51.0 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.

During the three and nine months ended April 1, 2017, we incurred restructuring and related charges of $18.4 million and $20.2 million, respectively, due to new and previously announced restructuring plans. During the same period a year ago, we incurred restructuring and related (benefits) charges of $(0.1) million and $1.7 million, respectively.

During the third quarter of fiscal 2017, we incurred restructuring and related charges of $18.4 million. These charges are primarily the result of the following:

Management approved a plan within the NE and SE business segments as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. As a result, a restructuring charge of $19.2 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2018. This charge was offset by a $0.8 million benefit primarily related to a reduction in the number of employees impacted by previously announced restructuring plans.
During the third quarter of fiscal 2016, we incurred restructuring and related benefits of $0.1 million. There were no new restructuring plans or significant additions to already existing plans during the third quarter of fiscal 2016. The benefits primarily relate to a reduction in the number of employees impacted by previously announced restructuring plans.
During the nine months ended April 1, 2017 we recorded $20.2 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:
Management approved a plan within the NE and SE business segment as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operation. As a result, a restructuring charge of $20.6 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2018.

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

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $2.2 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Interest and Other Income (Expense), Net
Interest and other income (expense), net was $5.0 million during the three months ended April 1, 2017 compared to $0.8 million the same period a year ago. This $4.2 million increase was primarily driven by $1.2 million gain on sale of other assets, increase in interest income of $1.2 million and a $1.8 million more favorable foreign exchange impact.
Interest and other income (expense), net was $10.1 million during the nine months ended April 1, 2017 compared to $1.4 million the same period a year ago. This $8.7 million increase was primarily driven by a $3.0 million gain on sale of other assets, a $2.7 million increase in interest income and a $2.9 million more favorable foreign exchange impact.
Gain on Sale of Investments
We sold 1.3 million and 6.9 million shares of Lumentum common stock during three and nine months ended April 1, 2017 and recognized a gross realized gain of approximately $51.2 million and $186.5 million, respectively, reflected in "Gain on sale of investments" in our Consolidated Statements of Operations and within the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are reflected in “Sales of available-for-sale investments” within the investing activities section. As of April 1, 2017, we owned approximately 0.4 million shares of Lumentum’s common stock with an approximate value of $20.8 million. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
Provision for Income Taxes
We recorded income tax expense of $4.3 million and $15.8 million related to income from continuing operations for the three and nine months ended April 1, 2017, respectively. We recorded income tax expense of $9.9 million and $13.9 million related to income from continuing operations for the three and nine months ended April 2, 2016, respectively.
The income tax expense related to income from continuing operations recorded for the three and nine months ended April 1, 2017 and April 2, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective year. In addition, for three and nine months ended April 2, 2016, the Company’s income tax provision included a tax benefit of $7.6 million and $14.6 million, respectively, related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income. The income tax provision for the nine months ended April 2, 2016 included a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
The income tax expense related to income from continuing operations recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations, the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules, and the increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation.
As of April 1, 2017 and July 2, 2016, the Company’s unrecognized tax benefits totaled $42.1 million and $41.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.3 million accrued for the payment of interest and penalties at April 1, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.0 million.
Discontinued Operations
Our discontinued operations activities during the three and nine months ended April 1, 2017 related to the separation of the Lumentum business on August 1, 2015 and earn out adjustment related to the 2013 sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations for all periods presented. Net income (loss) attributable to the Lumentum discontinued operations was $5.0 million and $(45.6) million during the three and nine months ended April 2, 2016.
Hologram Disposition
During the nine months ended April 2, 2016, the Company recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earn out clause in connection with the sale in 2013.

Operating Segment Information (in millions):

	Three Months Ended				Nine Months Ended
	April 1, 2017	April 2, 2016	Change	Percentage Change	April 1, 2017	April 2, 2016	Change	Percentage Change
Network Enablement
Net revenue	$103.4	$123.1	$(19.7)	(16.0)%	$339.0	$377.1	$(38.1)	(10.1)%
Gross profit	67.5	80.7	(13.2)	(16.4)%	219.5	247.0	(27.5)	(11.1)%
Gross margin	65.3%	65.6%			64.7%	65.5%

Service Enablement
Net revenue	28.7	35.2	(6.5)	(18.5)%	105.7	120.0	(14.3)	(11.9)%
Gross profit	17.7	19.8	(2.1)	(10.6)%	66.1	77.7	(11.6)	(14.9)%
Gross margin	61.7%	56.3%			62.5%	64.8%

Network and Service Enablement
Net revenue	132.1	158.3	(26.2)	(16.6)%	444.7	497.1	(52.4)	(10.5)%
Operating income (loss)	(4.4)	(0.1)	(4.3)	(4,300.0)%	5.7	10.3	(4.6)	(44.7)%
Operating margin	(3.3)%	(0.1)%			1.3%	2.1%

OSP
Net revenue	$63.9	$62.1	$1.8	2.9%	$168.6	$185.1	$(16.5)	(8.9)%
Operating income	27.8	26.3	1.5	5.7%	72.1	75.1	(3.0)	(4.0)%
Operating margin	43.5%	42.4%			42.8%	40.6%
Network Enablement
During the three months ended April 1, 2017, NE gross margin decreased 0.3 percentage points from 65.6% in the same period a year ago to 65.3% in the current period. This decrease was primarily due to an unfavorable product mix coupled with a decline in net revenue as discussed above, partially offset by favorable manufacturing costs.
During the nine months ended April 1, 2017, NE gross margin decreased 0.8 percentage point from 65.5% in the same period a year ago to 64.7% in the current period. This decrease was primarily due to an unfavorable product mix coupled with a decline in net revenue as discussed above, partially offset by favorable manufacturing costs.
Service Enablement
During the three months ended April 1, 2017, SE gross margin increased 5.4 percentage points from 56.3% in the same period a year ago to 61.7% in the current period. This increase was due to favorable product mix driven by lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago, resulting in a favorable comparison in the current period.
During the nine months ended April 1, 2017, SE gross margin decreased 2.3 percentage points from 64.8% in the same period a year ago to 62.5% in the current period. This gross margin decrease was primarily due to unfavorable product mix driven by decline of revenue in higher margin Mature Assurance offerings and Data Center business.
Network and Service Enablement (“NSE”)
During the three months ended April 1, 2017, NSE operating margin decreased 3.2 percentage points from (0.1)% in the same period a year ago to (3.3)% in the current period. This decrease in operating margin was primarily driven by higher operating expense as a percentage of revenue due to the decline in revenue as discussed above, partially offset by reduction in NSE operating expense and SE gross margin improvement as discussed above.
During the nine months ended April 1, 2017, NSE operating margin decreased 0.8 percentage points from 2.1% in the same period a year ago to 1.3% in the current period. The change in operating margin was primarily due to decline in NE and SE revenue and gross margin as discussed above, partially offset by decrease in operating expenses as a percentage of net revenue driven by lower headcount as a result of strategic restructuring plans initiated in prior and current years and our ongoing cost reduction initiatives.

Optical Security and Performance Products
OSP operating margin increased 1.1 percentage points during the three months ended April 1, 2017 from 42.4% in the same period a year ago to 43.5% in the current period. The increase in operating margin was primarily due to reductions in operating expenses as a percentage of net revenue as a result of good management of operating expense.
OSP operating margin increased 2.2 percentage points during the nine months ended April 1, 2017 from 40.6% in the same period a year ago to 42.8% in the current period. The increase in operating margin was primarily due to reductions in operating expenses as a percentage of net revenue as a result of good management of operating expense.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Substantially all debt securities held were of investment grade (at least BBB-/Baa3). As of April 1, 2017, U.S. entities owned approximately 77.0% of our cash and cash equivalents, short-term investments and restricted cash.
As of April 1, 2017, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the nine months ended April 1, 2017, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On March 3, 2017, the Company issued $400 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. Refer to “Note 10. Debt and Letters of Credit” for more information.
Nine Months Ended April 1, 2017
As of April 1, 2017 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $474.8 million to $1,454.6 million from $979.8 million as of July 2, 2016.
During the nine months ended April 1, 2017, cash provided by operating activities was $46.2 million, consisted of net income of $153.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $97.1 million, including changes in deferred tax balance less gain on sale of investment of $186.6 million, offset by net decrease in operating assets and liabilities of $17.5 million. Net decreases in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $8.3 million due to the timing of salary and bonus payments, a decrease in accounts payable of $10.7 million driven by the timing of payments, an increase in other current and non-current assets of $17.3 million due to prepaid inventory and a decrease in deferred revenue of $17.3 million due to amortization of support agreements and the release of revenue upon customer acceptance. This was offset by an increase in accrued expenses and other current and non-current liabilities of $29.2 million due to a customer prepayment offset by restructuring payments, a decrease in accounts receivable of $3.0 million primarily driven by timing of collections, and an increase in income taxes payable of $4.5 million.
During the nine months ended April 1, 2017, cash provided by investing activities was $74.9 million, primarily from the sale of 6.9 million shares of marketable equity securities relating to Lumentum stock which generated $245.3 million of cash proceeds offset by $140.2 million of net purchase, sales and maturities of available-for-sale debt securities and other assets and $30.4 million of cash used for capital expenditures.
During the nine months ended April 1, 2017, cash provided by financing activities was $369.0 million, primarily resulting from $451.0 million net proceeds from issuance of the 1% Senior Convertible Notes and $10.2 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset by $91.6 million in repurchase of our common stock.

Nine Months Ended April 2, 2016
As of April 2, 2016 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $179.4 million to $1,005.0 million from $825.6 million as of June 27, 2015 including cash and cash equivalents and short term investments of $13.8 million transferred to Lumentum. Additionally, the cash provided by and used in operating, investing and financing activities below contains activities related to Lumentum through the separation date.
During the nine months ended April 2, 2016 cash provided by operating activities was $35.0 million, consisted of net loss of $31.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $53.0 million, including changes in our deferred tax and other tax liabilities balances, offset by changes in operating assets and liabilities that used $18.0 million. Cash generated by operating activities was also impacted by our separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $28.3 million primarily due to separation related liabilities paid post Separation, a decrease in accrued payroll and related expenses of $22.0 million due to the timing of salary and bonus payments, a decrease in accounts payable of $8.4 million driven by the timing of payments and an increase in inventories of $2.2 million. This was partially offset by cash inflows from a decrease in accounts receivable of $22.6 million primarily driven by timing of collections of Lumentum-related accounts receivable prior to the Separation, an increase in deferred revenue of $8.1 million from our SE segment solution offerings and an increase in income taxes payable of $8.3 million.
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

Contractual Obligations
On March 3, 2017, the Company issued $400 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes”) in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. Refer to “Note 10. Debt and Letters of Credit” for more information.
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2017, except for those occurring in the normal course of business and the issuance of Senior Convertible Notes as discussed above.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of April 1, 2017, our pension plans were under funded by $101.3 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.2 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of April 1, 2017, the fair value of plan assets had increased approximately 7.0% since July 2, 2016, our most recent fiscal year end.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2016 except as noted below.
The fair value of our 2024 and 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices as of April 1, 2017, the fair value of the 2024 Notes was approximately $483.5 million and the fair value of the 2033 Notes was approximately $726.4 million. Refer to “Note 10. Debts and Letters of Credit” for more information.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as a result of the material weakness in internal control over financial reporting described below, our disclosure controls and procedures were not effective as of April 1, 2017.
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
Management has tested the design of the internal controls related to the remediation of the material weakness described above. We anticipate such controls will have been operating for a sufficient period to complete the full remediation of the material weakness by the end of the fourth quarter of fiscal 2017.
Other than the above changes, there have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 1A. Risk Factors

There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended July 2, 2016 except as noted below.
In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, and in March 2017, we issued $460 million of 1.00% Senior Convertible Notes due 2024 (collectively, the “Notes”). The issuance of the Notes could dilute our existing stockholders and lower our reported earnings per share.

We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 and $460 million of indebtedness in March 2017 in the form of 1.00% Senior Convertible Notes due 2024 (collectively, the “Notes”). The issuance of the Notes substantially increased our principal payment obligations. Additionally, in fiscal 2016 we contributed $137.6 million in cash to Lumentum in connection with the Separation, subject to the requirements as set forth in the Contribution Agreement between the Company and Lumentum Operations LLC. Following the Separation we have substantially lower cash flow which increased our leverage. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended April 1, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1, 2017 to January 28, 2017	218,289	$8.37	218,289	$104
January 29, 2017 to February 25, 2017	700	$8.49	700	104
February 26, 2017 to March 31, 2017	5,010,020	$9.98	5,010,020	54
	5,229,009	$9.91	5,229,009	$54
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization expires on December 31, 2017.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
4.1	Indenture, dated as of March 3, 2017	8-K	4.1	3/6/17
4.2	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2	3/6/17
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2017	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)