Form 10-K
period 2017-07-01
VIAVI SOLUTIONS INC.
filed 2017-08-29
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2017
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of December 31, 2016 the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $1.9 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2017, the Registrant had 227,547,102 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of July 1, 2017 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K, which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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
Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other documents we file with the U.S. Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or to changes in our expectations.

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community including Viavi Velocity Solution Partners. Our Velocity program (“Velocity”) allows us to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands our reach into new market segments as well as expands our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets. On August 1, 2015, we completed the separation (“Separation”) of our optical components and lasers business and created two publicly-traded companies:

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
To serve our markets, during fiscal 2017 we operated the following business segments:

•	Network Enablement

•	Service Enablement

•	Optical Security and Performance Products
Industry Trends
NE and SE
The telecommunication (“Telecom”) and cable industries are facing substantial business and technology disruptions that are transforming the users’ experience in accessing voice, data, social media and video content. Multiple network technologies are being deployed to meet the needs of increased network capacity and faster transmission speeds across both the physical and the virtual networks and across the airwaves. All forms of the network are being upgraded to faster speeds to achieve multi-gigabit per second (“Gbps”) broadband speeds and faster response time. 100G optical fiber is being deployed in the Metro networks. Optical is being delivered to fiber-to-the-home (“FTTH”) and permeating to everywhere. Cable service providers are investing in high speed connections and increased bandwidth availability with the deployment of DOCSIS 3.1. Telecom operators are upgrading legacy copper digital subscriber line (“DSL”) networks to G.fast technology. Over the airwaves, 4G/Long Term Evolution (“LTE”) wireless technology is expected to expand coverage with advanced LTE and 5G in the next couple years and provide 100x faster speeds than current LTE networks.
With the growing number of connected smart mobile devices, the exponential growth in Internet of Things (“IOT”) devices, and demand for high-speed broadband access to support video and other high-bandwidth applications, capacity and intelligence are increasing at the edge of the network pushing the expansion of the overall network and larger links along with new networks requiring re-architecture for scalability and flexibility. This increased demand for capacity will require networks to be more agile, flexible, programmable and more cost effective. It also will drive the network transition from a hardware-centric approach to a hybrid of physical and virtualized software-centric approach through software defined networking (“SDN”) and network function virtualization (“NFV”). Long term, network providers are pursuing automation to provide enhanced offerings including machine to machine communications, connected cars, mobile payment and security.

The convergence of network technologies requires sizable investments from communication service providers (“CSPs”), which consist of telecommunications, cable and cloud service providers. In order to achieve scale and a profitable return on investment, the telecom and cable industries in recent years are experiencing increased consolidation. New entrants have emerged with the rise of cloud service providers, who are increasing their capital expenditures and investing in advanced networks as enterprises are off-loading private corporate networks to the cloud. Traditional service provider capital spending in physical networks has been declining, which impacts the served available market opportunity for our NSE segment. However, the emergence of cloud service providers and virtualized networks create new opportunities for NSE. We believe our NE and SE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology, installed base and product offerings.
OSP
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
In addition to anti-counterfeiting solutions, we extend our technology expertise to solve complex problems and deliver unique solutions in other industries. For example, we manufacture and sell optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures.
Sales and Marketing
CSPs make up the majority of NE and SE revenues. We also market and sell our products to network-equipment manufacturers ("NEMs"), original equipment manufacturers (“OEMs”), enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around the markets our segments serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance, and cost requirements. We are also supported by a worldwide channel community, including Viavi’s Velocity Solution Partners who support our NE and SE segments.
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
Corporate Information
We were incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. We are the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999. In 2000 we acquired Optical Coatings Lab, Inc., which is currently part of our OSP business, and in 2005 we acquired Acterna, Inc. which is currently part of our Network and Service Enablement (“NSE”) business, which consists of our NE and SE segments. Following these acquisitions, we operated as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions. In August 2015, we separated our portfolio of businesses into two separate publicly-traded companies to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc. Our headquarters are located at 430 North McCarthy Boulevard, Milpitas, CA 95035, and our telephone number is (408) 404-3600. Our website address is www.viavisolutions.com.
We are subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Corporate Strategy
Our objective is to continue to be a leading provider for all markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:

•	Market leadership in physical and virtualized test and measurement instruments with opportunity to grow market share

•	Market leadership in anti-counterfeiting pigments

•	Acceleration in OSP growth through diversification in high value applications

•	Increase the benefit from the use of our net operating loss carryforwards (“NOL”) by improving our profitability organically and inorganically

•	Greater flexibility in capital structure enabling greater capital return to shareholders

Our long term capital allocation strategy, which supports our corporate strategy, is as follows:

•	Maintenance and run-rate investments to support operational and capital spending

•	Organic investments in initiatives to support revenue growth and productivity

•	Return capital to shareholders through share buybacks

•	Mergers and acquisition that are synergistic to company strategy and business segments
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
The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments.

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Network Enablement	54.7%	55.7%	58.0%
Service Enablement	16.7	16.9	19.9
Optical Security and Performance Products	28.6	27.4	22.1
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
No single customer accounted for more than 10% of Viavi net revenue from continuing operations during fiscal 2017, 2016 or 2015.
Trends
Several network technology trends are taking place to support the growing bandwidth demand and are impacting the way NEMs and CSPs design, build and deploy new network systems. These trends are driving shifts in capital spending with the deployment of 100G Metro optical fiber, cable upgrade to DOCSIS 3.1, DSL copper line upgrade to G.fast as well as increased wireless deployment of 4G/LTE and emergence of advanced LTE and 5G. As service providers face pricing pressure on their average revenue per user (“ARPU”) metrics, they are turning to our NE products solutions to reduce customer service call truck rolls through faster installation and repair completion and improve user satisfaction.
Strategy
We plan to maintain market leadership in NE reinforced by:

•	Scaling NE through share gain, consolidation, and expansion into adjacent markets

•	Scale down, highly focused investment in SE that is synergistic with and leverages our NE position

•	“Go deep” corporate development model to drive operating leverage
Competition
Our NE segment competes against various companies, including Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., VeEX Inc., and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry.
Offerings
Viavi’s NE solutions include instruments and software that support the development and production of network systems in the lab. These solutions activate, certify, troubleshoot and optimize networks that are differentiated through superior efficiency, reliable performance and greater customer satisfaction. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure. We leverage our installed base and knowledge of network management methods and procedures to develop these advanced customer experience solutions.
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

During the first quarter of fiscal 2017, we re-grouped our NE products and associated services from three product groupings to two as described below:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Fiber Instrument products; (c) Metro products; and (d) RF Test products.
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
Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions - which primarily consist of instruments, microprobes and software - monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.
Our portfolio of SE solutions addresses the same lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks, as our NE portfolio. Our solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. This provides our customers with enhanced network management, control, and optimization that allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
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
Trends
Our Service Enablement solutions portfolio grew as a result of several acquisitions made during the past several years to address the network industry shift to a more agile, flexible, programmable, and cost-effective virtualized software-centric network. Our Data Center (formerly called Enterprise) product and solutions offerings address customers’ needs to support data center network traffic through application and performance monitoring.
While the network industry is shifting towards SDN and NFV, in fiscal 2016 we experienced a decline in SE net revenue compared to fiscal 2015 and certain growth products will require a longer investment cycle than originally expected. In accordance with the authoritative guidance, the Company recorded a goodwill impairment charge of $91.4 million related to our SE segment in fiscal 2016. Refer to “Note 8. Goodwill” included in Item 8 of this Annual Report on Form 10-K.
Strategy
Consistent with the communication on our last Analyst Day on September 15, 2016, we have taken steps to follow the “Big NE, Focused SE” strategy to emphasize Virtualized Instruments and Assurance and invest in areas of tight integration and synergies with NE to align with industry macro trends and focus the SE portfolio on products and solutions we believe will provide meaningful return on investment (“ROI”) and drive profitability.

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
In the second half fiscal 2017, Viavi implemented our Focused NSE restructuring plan as part of its strategy to improve profitability in the Company’s NSE business by narrowing the scope and focus of the SE business. The smaller, more focused SE segment includes Data Center products, mobile assurance products like Xsight and Location Intelligence and invest in development of automation and virtualized network. The SE segment also retains the more mature Assurance product portfolio that is largely maintenance and service contract.
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
Markets
Our OSP segment delivers overt and covert features to protect governments and brand owners against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, government, healthcare and other markets. For example, optical filters are used in 3D sensing products and other applications.

In addition, we offer custom color solutions that include innovative optically-based color-shifting and other features that provide product enhancement for brands in the automotive and other industries.
Customers
OSP serves customers such as 3M Company, FLIR Systems, Inc., IDT Corporation, Lockheed Martin Corporation, Seiko Epson Corporation, SICPA Holding SA Company (SICPA) and STMicroelectronics Holding N.V.. Following the separation from Lumentum, one OSP customer generated more than 10% of Viavi net revenue from continuing operations. During fiscal 2017, 2016 and 2015, net revenue from SICPA represented 20.6%, 21.0% and 16.4%, respectively, of Viavi net revenue from continuing operations.
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
3D sensing is an emerging technology, where OSP’s optical filters plan to be deployed in smartphones for facial recognition biometric authentication. 3D sensing optical filters separate out ambient light from incoming data to allow devices to be controlled by a person’s movements, gestures or features. Other potential technology markets for OSP’s optical filters include augmented/virtual reality, sensors deployed in autonomous vehicles and Internet of Things (IoT).
Strategy
Our strategy is to leverage proprietary pigments and optical coating technologies to build market leadership in large, high value applications.

•	Defend and expand core anti-counterfeiting product offering

•	Expand into high value existing and emerging automotive, military and industrial applications

•	Selectively target high volume consumer 3D sensing applications
Competition
OSP’s competitors include providers of anti-counterfeiting features such as Giesecke & Devrient, De La Rue plc; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray and optics companies such as Materion and Deposition Sciences.
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
Consumer and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures.

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
In January 2014, we completed the acquisition of Network Instruments, a privately-held U.S. company and leading developer of enterprise network and application-performance management solutions for global 2000 companies. The acquisition diversified our position as a key solutions provider to the enterprise, data center and cloud networking markets. Network Instruments helps enterprises simplify the management and optimization of their networks with high-performance solutions that provide actionable intelligence and deep network visibility. We acquired all outstanding shares of Network Instruments for a total purchase price of approximately $208.5 million in cash. This acquisition was integrated into our SE segment.
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
Restructuring Programs
We continue to engage in targeted restructuring events intended to consolidate our operations, and align our businesses in response to market conditions and our current investment strategy. In fiscal 2017, we initiated a restructuring plan within the NE and SE business segments as part of our continued strategy to improve profitability in NSE business by narrowing the scope of the SE business and reducing costs by streamlining NSE operations. We also continued to restructure and reorganize our segments to eliminate certain positions by consolidating and shifting resources in our sales, manufacturing and R&D functions to focus on our strategic growth areas and optimize our operational efficiency.
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and “Note 11. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.
Research and Development
During fiscal 2017, 2016 and 2015, we incurred R&D expenses of $136.3 million, $166.4 million, and $173.3 million, respectively. The number of employees engaged in R&D was approximately 600 as of July 1, 2017.
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
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, government, healthcare and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments and foils for a variety of applications. Other areas of R&D focus for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smart phone sensors. OSP has also introduced an innovative handheld spectrometer solution with applications in the agriculture, healthcare and defense markets.
Manufacturing
As of July 1, 2017 significant manufacturing facilities for our NE, SE and OSP segments were located in China, France, Germany, Korea and the United States and our significant contract manufacturing partners were located in China and Mexico.
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
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 1, 2017, we owned approximately 740 U.S. patents and 1015 foreign patents and have 535 patent applications pending throughout the world.
Backlog
We consider our backlog balance to be an estimate of future revenue to be earned from contractually committed product and service arrangements. As of July 1, 2017 and July 2, 2016, our backlog was approximately $177 million and $234 million, respectively.
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
We employed approximately 2,700 employees as of July 1, 2017, which included approximately 900 employees in manufacturing, 600 employees in R&D, 750 employees in sales and marketing, and 450 employees in general and administration. This compared to a workforce of approximately 3,000 as of July 2, 2016, and 4,900 as of June 27, 2015 which also included employees who transferred to Lumentum as part of the Separation. On August 1, 2015, approximately 1,700 employees were transferred to Lumentum as part of the separation of the Lumentum business which included approximately 850 employees from manufacturing, 550 employees from R&D, 150 employees from sales and marketing and 150 employees from general and administration.
Similar to other technology companies, we rely upon our ability to use “Full Value Awards” (as defined below) and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards refer to Restricted Stock Units (“RSUs”) and performance-based RSUs that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. The performance-based RSUs are also referred to as Market Stock Units (“MSUs”) and have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.
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
We earned net income of $166.9 million in fiscal 2017 including recognized gross gains on sales of Lumentum common stock of $203.0 million. We also incurred net losses of $99.2 million and $88.1 million in fiscal 2016 and 2015, respectively. Historically, Viavi operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period was impacted by revenue, product mix and operational costs that varied significantly across our product portfolio and business segments. While we completed the separation of our Lumentum business in 2015, this variability continues to be a factor across our remaining business segments.
Additionally, for the last several years, we have undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and may impair our profitability objectives. Specific factors that may undermine our financial objectives include, among others:

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

•
pricing pressure across our NSE product lines due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines, which may offset some of the cost improvements;

•	our OSP operating margin may experience some downward pressure as a result of higher mix of 3D sensing products and increased operating expenses;

•	limited availability of components and resources for our products which leads to higher component prices;

•	increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins;

•	execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	decreased revenue associated with terminated or divested product lines;

•	redundant costs related to periodic transitioning of manufacturing and other functions to lower-cost locations;

•	ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

•	continuing high levels of selling, general and administrative, (“SG&A”) expenses; and

•	cyclical demand for our currency products.
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
We hired a new President and Chief Executive Officer in February 2016 and a new Chief Financial Officer in September 2015. In addition, during fiscal years 2016 and 2017 we made leadership changes in several other key functions throughout the Company, including sales, HR, IT and others. The extent of our management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.
Restructuring
We continue to restructure and realign our cost base with current and anticipated future market conditions. Significant risks associated with these actions that may impair our ability to achieve the anticipated cost reductions or that may disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.
Our operating results may be adversely affected by unfavorable economic and market conditions.
Global macroeconomic and geopolitical risks could adversely impact customer business conditions that could decrease or delay capital spending among communications service providers, enterprise budgets and consumer demand. This could also result in increased price competition for our products, increase our risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.
Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.
We have significant long-lived assets recorded on our balance sheet. We evaluate intangible assets and goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. When testing goodwill for impairment during the fourth quarter of fiscal 2016, we concluded that the carrying value of the SE reporting unit was higher than its fair value. Accordingly step two of the impairment analysis was performed which indicated that the entire SE goodwill balance was impaired resulting in an impairment charge of $91.4 million. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. Although the analysis indicated only the SE reporting unit was impaired, we will continue to monitor the remaining reporting units which had an excess fair value over carrying value as of the date of annual impairment assessment. As of July 1, 2017 our NE and OSP reporting goodwill balances were $143.3 million and $8.3 million, respectively. Refer to Note 8 and Note 9 of the Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and long-lived assets.
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
Rapid technological change in our industry presents us with significant risks and challenges, and if we are unable to keep up with the rapid changes, our customers may purchase less of our products which could adversely affect our operating results.

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
Our forecasts related to our growth strategy in 3D sensing and other applications may prove to be inaccurate.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimate of the market opportunity related to 3D sensing is subject to significant uncertainty and is based on assumptions and estimates, including our internal analysis, industry experience and third-party data. Accordingly, our estimated market opportunity may prove to be materially inaccurate. In addition, our growth and ability to serve a significant portion of this estimated market is subject to many factors, including our success in implementing our business strategy and expansion of 3D sensing and other applications for consumer electronics. We cannot assure you that we will be able to serve a significant portion of this market and the growth forecasts should not be taken as indicative of our future growth.
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
Net revenue from customers outside the Americas accounted for 53.3%, 48.9% and 44.3% of our total net revenue, for fiscal 2017, 2016 and 2015 respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.
Our business and operations would be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third party hosting and support services to meet these needs. The growing cyber risk environment means that individuals, companies, and organizations of all sizes, including Viavi, are increasingly subject to the threat of intrusions on their networks and systems by a wide range of actors on an ongoing and regular basis. Any failure to manage, expand and update our information technology infrastructure, any failure in the extension or operation of this infrastructure, or any failure by our hosting and support partners in the performance of their services could materially and adversely harm our business.
Despite our implementation of security measures and those of our third-party vendors, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions. Any system failure, accident or security breach could result in disruptions to our operations. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation and affect our relationships with our customers and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.
Failure to maintain effective internal controls may adversely affect our stock price.
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. The Company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the Company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. While management evaluates the effectiveness of the Company’s internal controls on a regular basis, these controls may not always be effective. In August 2016 we determined that we had a material weakness related to an error in the determination of interim income taxes which caused our independent registered public accounting firm to issue a qualified report on our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 2, 2016. As a result, management initiated a thorough and detailed remediation plan which included enhanced processes and designed controls to ensure a more precise review of the interim income tax provisions beginning in the first quarter of fiscal 2017. As of July 1, 2017, the remediation plan has been completed and the material weakness has been remediated.
There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. Additionally, if we or our independent registered public accounting firm are not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed in the future, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a qualified report. Furthermore, we may discover that the internal controls of businesses we acquire are inadequate or changes to our existing businesses may impact the effectiveness of our internal controls. These situations could require us to make changes to our internal controls and could cause our independent registered public accounting firm to issue a qualified report, which could result in a loss of investor confidence in the reliability of our financial statements, and could negatively impact our stock price.
In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, and in March 2017, we issued $460.0 million of 1.00% Senior Convertible Notes due 2024. The issuance of the Notes could dilute our existing stockholders and lower our reported earnings per share.
We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) of which $610.0 million are outstanding as of July 1, 2017 and $460.0 million of indebtedness in March 2017 in the form of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes” and, together with the 2033 Notes, the “Notes”). The issuance of the Notes substantially increased our principal payment obligations. Additionally, in fiscal 2016 we contributed $137.6 million in cash to Lumentum in connection with the Separation, subject to the requirements as set forth in the Contribution Agreement between the Company and Lumentum Operations LLC. Following the Separation we have substantially lower cash flow which increased our leverage. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
As of July 1, 2017, we had U.S. federal and state net operating losses, or NOLs, of $5,115.1 million and $762.2 million, respectively, and U.S. federal and state tax credit carryforwards of $103.9 million and $40.7 million respectively, which may be utilized against future income taxes. Utilization of these NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in 21 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 54,000 square feet is located in Milpitas, California. As of July 1, 2017, our leased and owned properties in total were approximately 1.3 million square feet, of which approximately 18,000 square feet is owned. Larger leased sites include properties located in China, France, Germany, and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol “VIAV.” Prior to the separation of the Lumentum business, our common stock was traded on the NASDAQ Global Select Market under the symbol “JDSU.” As of July 28, 2017 we had 227,547,102 shares of common stock outstanding. The closing price on July 28, 2017 was $11.00.
On August 1, 2015, we completed the previously announced distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi’s stockholders (the “Distribution”). JDSU was renamed Viavi Solutions Inc. and, at the time of the Distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. We agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, we committed to liquidate these shares within three years from the Distribution. We have sold all of our ownership of Lumentum common stock as of July 1, 2017. The Distribution was made to Viavi’s stockholders of record as of the close of business on July 27, 2015 (the “Record Date”), who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on the Record Date and not sold prior to August 4, 2015. Viavi stockholders received cash in lieu of any fractional shares of Lumentum common stock. Our trading commenced “regular-way” trading on August 4, 2015 on NASDAQ under the ticker symbol “VIAV.”
The following table summarizes the high and low intraday sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2017 and 2016. The stock prices in the following table prior to August 4, 2015, the date of “regular-way” trading commenced following the Lumentum separation, have not been adjusted for the distribution.

	High	Low
Fiscal 2017
Fourth Quarter	$11.89	$9.46
Third Quarter	11.15	8.13
Second Quarter	8.76	6.99
First Quarter	7.94	6.36

Fiscal 2016
Fourth Quarter	$7.20	$5.93
Third Quarter	6.94	4.68
Second Quarter	6.56	5.45
First Quarter subsequent to August 3, 2015	6.88	4.99
First Quarter through August 3, 2015	12.00	10.68
As of July 29, 2017, we had 3,716 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During the fourth quarter of the fiscal 2017 we made the following repurchases of our common stock (in millions, except shares and per share amounts):

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2017 to April 29, 2017 (1)	8,000	$9.50	8,000	$53.8
April 30, 2017 to May 27, 2017	—	—	—	53.8
May 28, 2017 to July 1, 2017 (1)	30,430	10.92	30,430	53.5
	38,430	$10.62	38,430	$53.5

(1)
Repurchases were made in open market transactions pursuant to the program announced in February 2016. In February 2016, the Company's Board of Directors authorized a stock repurchase program under which the Company may purchase shares of its common stock worth up to an aggregate purchase price of $100.0 million through open market or private transactions.In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization expires on December 31, 2017.
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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2012 and ending June 2017 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index, and (iv) the NASDAQ Telecommunications Index. The table below includes our stock performance prior to the separation of the Lumentum business as traded on the NASDAQ Global Select Market under the symbol “JDSU.” Historical stock price performance is not necessarily indicative of future stock price performance. For the purpose of this graph, the distribution of approximately 80.1% of the outstanding common stock of Lumentum to our stockholders, pursuant to which Lumentum became an independent company, is treated as a non-taxable cash dividend of $21.15 for every five shares of Viavi common stock held, an amount equal to the closing price of Lumentum common stock on August 4, 2015 which was deemed reinvested in Viavi common stock at the closing price on August 4, 2015.
*$100 invested on 6/30/12 in stock or index.

	6/12	6/13	6/14	6/15	6/16	6/17
Viavi	$100.00	$130.82	$113.36	$105.27	$101.13	$160.62
S&P 500	100.00	117.92	143.91	151.46	154.08	177.91
NASDAQ Composite	100.00	115.95	150.19	169.91	164.99	209.21
NASDAQ Telecommunications	100.00	124.28	141.30	143.68	142.22	161.85

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

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(8)(10)	(8)(9)(10)	(7)(8)	(5)(6)(8)	(1)(2)(3)(4)(8)
Consolidated Statements of Operations Data:
Net revenue	$811.4	$906.3	$873.9	$926.9	$909.1
Income (loss) from continuing operations, net of tax	165.3	(50.4)	(131.4)	(74.6)	11.0
Income (loss) from discontinued operations, net of tax	1.6	(48.8)	43.3	56.8	46.0
Net income (loss)	$166.9	$(99.2)	$(88.1)	$(17.8)	$57.0

Net income (loss) per share from - basic:
Continuing operations	$0.72	$(0.22)	$(0.57)	$(0.32)	$0.04
Discontinued operations	0.01	(0.20)	0.19	0.24	0.20
Net income (loss)	$0.73	$(0.42)	$(0.38)	$(0.08)	$0.24

Net income (loss) per share from - diluted:
Continuing operations	$0.70	$(0.22)	$(0.57)	$(0.32)	$0.04
Discontinued operations	0.01	(0.20)	0.19	0.24	0.20
Net income (loss)	$0.71	$(0.42)	$(0.38)	$(0.08)	$0.24

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014	June 29, 2013
	(8)(10)	(8)(9)	(7)(8)	(5)(6)	(2)(3)(4)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments, and restricted cash	$1,447.8	$979.8	$825.6	$881.3	$515.9
Working capital	1,438.2	985.3	1,004.6	1,001.1	682.6
Total assets	2,110.5	1,678.1	2,210.6	2,342.7	1,715.2
Long-term obligations	1,095.3	762.4	722.8	746.6	206.2
Total stockholders’ equity	786.4	689.3	1,101.4	1,187.7	1,161.3

(1)
During the first quarter of fiscal 2013, we entered into a definitive agreement to sell the hologram business (“Hologram Business”) within our OSP segment, which subsequently closed on October 12, 2012. As a result, the operations of the Hologram Business have been presented as discontinued operations for the period presented.

(2)
During the third quarter of fiscal 2013, we acquired Arieso Ltd. (“Arieso”) in a transaction accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statements of Operations for fiscal 2013 included the results of Arieso subsequent to March 7, 2013 and the Consolidated Balance Sheet as of June 29, 2013 included Arieso’s financial position.

(3)
During the third quarter of fiscal 2013, we approved a strategic plan to exit NSE’s legacy low-speed wireline product line, which resulted in a $2.2 million charge for accelerated amortization of related intangibles, of which $1.8 million and $0.4 million are included in amortization of acquired technologies and amortization of other intangibles in the Consolidated Statement of Operations, respectively. In addition, we incurred $11.3 million of inventory-related charges included in cost of revenues in the Consolidated Statement of Operations, primarily related to the write-off of inventory no longer being sold due to the legacy low-speed wireline product line exit.

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

(9)
During the fourth quarter of fiscal 2016, the Company recorded a $91.4 million goodwill impairment charge related to the SE reporting unit in the Consolidated Statements of Operations. Refer to “Note 8. Goodwill” for more information.

(10)
During fiscal year ended 2017 and 2016, the Company recorded $203.0 million and $71.5 million, respectively, gross realized gains on the sale of Lumentum common stock that was retained as part of the Separation. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
Our Industries and Developments
Viavi, formerly JDSU, is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community including Viavi Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets. On August 1, 2015, we completed the separation of our optical components and lasers business and created two publicly traded companies:

•	an optical components and commercial lasers company named Lumentum, consisting of our CCOP segment and the WaveReady product line formerly within our NE segment; and

•	a network and service enablement and optical coatings company, renamed Viavi, consisting of our NE, SE and OSP segments.
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
To serve our markets, during fiscal 2017 we operated the following business segments:
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

NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, S.A.B. de C.V., AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks, Reliance Industries, Time Warner Inc. and Verizon Communications Inc..
Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions - which primarily consist of instruments, microprobes and software - monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.
Our portfolio of SE solutions addresses the same lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks, as our NE portfolio. Our solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. This provides our customers with enhanced network management, control, and optimization that allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
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
Historical return rates are monitored on a product-by-product basis. In addition, some distributor agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined, short-term stock rotation and defective or damaged product. We maintain reserves for sales returns and price adjustments based on historical experience and other qualitative factors. As new products or distributors are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also have market development incentive programs for certain distributors whereby rebates are offered based upon exceeding volume goals. Estimated rebates, sales returns and other such allowances are deducted from revenue.
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
The determination of BESP is made through consultation with and approval by the Pricing Committee. We may modify or develop new pricing practices and strategies in the future. As these pricing strategies evolve, we may modify our pricing practices in the future, which may result in changes in BESP. The aforementioned factors may result in a different allocation of revenue to the deliverables in multiple element arrangements from the current fiscal year, which may change the pattern and timing of revenue recognition for these elements but will not change the total revenue recognized for the arrangement.
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
Services
Revenue from services and system maintenance is recognized on a straight-line basis over the services term. Revenue from professional service engagements is recognized once its delivery obligation is fulfilled. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. We also generate service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.

Software
The Company’s software arrangements generally consist of a perpetual license fee, installation services and Post-Contract Support (“PCS”) as well as other non-software deliverables.

VSOE of fair value for PCS is established based on the renewal rate or the bell curve methodology. Non-software and software-related arrangements are bifurcated based on a relative selling price using BESP. The software related elements are bifurcated into separate units of accounting if VSOE of fair value has been established for the undelivered element(s) and the functionality of the delivered element(s) is not dependent on the undelivered element(s).

Revenue from multiple-element software arrangements that include installation services, is deferred until installation service obligation for the software solution is fulfilled. If VSOE has been established for the undelivered elements, the software, installation services and non-software elements are recognized upon completion of delivery and the PCS is recognized ratably over the remaining support contract term. If VSOE has not been established for the undelivered element, the software related elements are recognized ratably over the remaining support period.
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
Inventory Valuation
We assess the value of our inventory on a quarterly basis and write down those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Goodwill Valuation
We test goodwill for possible impairment on an annual basis in our fourth quarter and at any other time if events occur or circumstances indicate that the carrying amount of goodwill may not be recoverable. Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customers, target market and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
The authoritative guidance allows an entity to assess qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. If an entity determines that as a result of the qualitative assessment that it is more likely than not (i.e. greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required. The quantitative goodwill impairment test requires us to estimate and compare the fair value of our reporting units with their carrying values.

In the fourth quarter of fiscal 2017, we early adopted the new authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) that eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, any impairment charge would be based on the excess of a reporting unit's carrying amount over its fair value as determined under the quantitative goodwill impairment test.
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We generally estimate the fair value of a reporting unit using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Our significant estimates in the income approach include our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business, and working capital effects. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
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
In the fourth quarter of fiscal 2017, we performed the goodwill impairment test in accordance with the authoritative guidance for NE and OSP reporting units, and determined no indicator of impairment. As of July 1, 2017, the SE reporting unit did not have any goodwill, which was fully impaired in the fourth quarter of fiscal 2016. Refer to “Note 8. Goodwill” for more information.
Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets)
We test long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amounts may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset, current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or current expectation that the asset will more likely than not be sold or disposed of significantly before the end of its estimated useful life.
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
Pension and Other Postretirement Benefits
The funded status of our retirement-related benefit plans is recognized in the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”); and for the non-pension postretirement benefit plan, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon our employee’s retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.
Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost (credit) and (gains) losses previously recognized as a component of accumulated other comprehensive income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of or credit resulting from benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost in the Consolidated Statements of Operations as they arise are recognized as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension cost pursuant to the recognition and amortization provisions of the authoritative guidance.
The measurement of the benefit obligation and net periodic pension cost is based on our estimates and actuarial valuations, provided by third-party actuaries, which are approved by our management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. We evaluate these assumptions periodically but not less than annually. In estimating the expected return on plan assets, we consider historical returns on plan assets, diversification of plan investments, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets.
Beginning in the fourth quarter of fiscal 2016, we measure our benefit obligation and plan assets using the month-end date of June 30, which is closest to our fiscal year-end.

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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Segment net revenue:
NE	54.7%	55.7%	58.0%
SE	16.7	16.9	19.9
OSP	28.6	27.4	22.1
Net revenue	100.0	100.0	100.0
Cost of revenues	38.3	37.4	36.8
Amortization of acquired technologies	1.8	1.9	3.7
Gross profit	59.9	60.7	59.5
Operating expenses:
Research and development	16.8	18.4	19.8
Selling, general and administrative	37.0	38.7	43.1
Impairment of goodwill	—	10.1	—
Amortization of other intangibles	1.7	1.6	2.2
Restructuring and related charges	2.7	1.2	3.1
Total operating expenses	58.2	70.0	68.2
Income (loss) from operations	1.7	(9.3)	(8.7)
Interest and other income, net	1.6	0.3	0.5
Gain on sale of investments	25.0	7.8	—
Interest expense	(5.3)	(3.9)	(3.8)
Income (loss) from continuing operations before income taxes	23.0	(5.1)	(12.0)
Provision for income taxes	2.6	0.5	3.0
Income (loss) from continuing operations, net of taxes	20.4	(5.6)	(15.0)
Income (loss) from discontinued operations, net of taxes	0.2	(5.3)	4.9
Net income (loss)	20.6%	(10.9)%	(10.1)%

Financial Data for Fiscal 2017, 2016 and 2015
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2017	2016	Change	Percent Change	2016	2015	Change	Percent Change
Segment net revenue:
NE	$444.0	$504.6	$(60.6)	(12.0)%	$504.6	$506.8	$(2.2)	(0.4)%
SE	135.2	153.6	(18.4)	(12.0)	153.6	174.3	(20.7)	(11.9)
OSP	232.2	248.1	(15.9)	(6.4)	248.1	192.8	55.3	28.7
Net revenue	$811.4	$906.3	$(94.9)	(10.5)%	$906.3	$873.9	$32.4	3.7%

Amortization of acquired technologies	$14.3	$17.3	$(3.0)	(17.3)%	$17.3	$31.9	$(14.6)	(45.8)%
Percentage of net revenue	1.8%	1.9%			1.9%	3.7%

Gross profit	486.0	549.7	$(63.7)	(11.6)%	549.7	520.1	$29.6	5.7%
Gross margin	59.9%	60.7%			60.7%	59.5%

Amortization of intangibles	14.0	14.6	(0.6)	(4.1)%	14.6	19.5	(4.9)	(25.1)%
Percentage of net revenue	1.7%	1.6%			1.6%	2.2%

Research and development	136.3	166.4	(30.1)	(18.1)%	166.4	173.3	(6.9)	(4.0)%
Percentage of net revenue	16.8%	18.4%			18.4%	19.8%

Selling, general and administrative	300.5	351.1	(50.6)	(14.4)%	351.1	376.3	(25.2)	(6.7)%
Percentage of net revenue	37.0%	38.7%			38.7%	43.1%

Impairment of goodwill	—	91.4	(91.4)	100.0%	91.4	—	91.4	100.0%
Percentage of net revenue	—%	10.1%			10.1%	—%

Restructuring and related charges	21.6	10.5	11.1	105.7%	10.5	26.8	(16.3)	(60.8)%
Percentage of net revenue	2.7%	1.2%			1.2%	3.1%

Interest and other income, net	13.1	2.5	10.6	424.0%	2.5	3.7	(1.2)	(32.4)%
Percentage of net revenue	1.6%	0.3%			0.3%	0.5%

Interest expense	(43.2)	(35.7)	(7.5)	21.0%	(35.7)	(33.3)	(2.4)	7.2%
Percentage of net revenue	(5.3)%	(3.9)%			(3.9)%	(3.8)%

Gain on sale of investments	203.1	71.6	131.5	183.7%	71.6	0.1	71.5	71,500.0%
Percentage of net revenue	25.0%	7.8%			7.8%	—%

Provision for income taxes	21.3	4.5	16.8	373.3%	4.5	26.1	(21.6)	(82.8)%
Percentage of net revenue	2.6%	0.5%			0.5%	3.0%

Income (loss) from discontinued operations, net of taxes	1.6	(48.8)	50.4	(103.3)%	(48.8)	43.3	(92.1)	(212.7)%
Percentage of net revenue	0.2%	(5.3)%			(5.3)%	4.9%
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
Fiscal 2017 and 2016
If currency exchange rates had been constant in fiscal 2017 and fiscal 2016, our consolidated net revenue in “constant dollars” would have increased by approximately $4 million, or 0.5% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2017 and fiscal 2016, our consolidated operating expenses in “constant dollars” would have increased by approximately $4 million, or 0.5% of net revenue.
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
Net Revenue
Following the Separation, revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services such as calibration and repair services. When evaluating the performance of our segments, Management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit, and operating income consistent with our approach for managing the business.
Fiscal 2017 and 2016
Net revenue decreased by $94.9 million, or 10.5%, during fiscal 2017 compared to fiscal 2016. There has not been any significant changes in our pricing strategy. This decrease was primarily due to decreases across the three segments as discussed below.
Product revenues decreased by $82.4 million, or 10.2%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily due to end market demand weakness in our NE Field Instruments and our planned restructuring to narrow the scope of SE segment as we exited certain SE product lines. The OSP segment experienced lower demand for our Anti-Counterfeiting product offerings driven by decreased banknote volume.
Service revenues decreased $12.5 million, or 12.8%, during fiscal 2017 compared to fiscal 2016. This decrease was due to a decline in support contract renewals for SE segment, resulting from our continued run-off of our more mature Assurance portfolio solutions, as well as reduction in revenue from repair services in our NE segment.
NE net revenue decreased by $60.6 million, or 12.0%, during fiscal 2017 compared to fiscal 2016. This decrease was driven by a $53.2 million net decrease in Field Instruments offerings and a $6.9 million net decrease in our Lab Instruments offerings. Most of the Field Instruments product offerings experienced decreases due to weaker demand in North America from communication service providers. This was offset by increased demand for Cable products driven by a DOCSIS 3.1 technology upgrade cycle. The decrease in our Lab Instruments was primarily due to weak spending by NEMs and slowdown in spending by Chinese telecommunication companies impacting our lab customers.
SE net revenue decreased by $18.4 million, or 12.0%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily driven by $13.7 million of net revenue decreases from our Assurance offerings. The decrease was attributable to the planned restructuring that narrowed the scope of SE segment and our more mature Assurance product offerings being negatively impacted by service maintenance contracts expiration, partially offset by increase in Growth Assurance product offerings. Additionally, a net revenue decrease of $4.7 million from our Data Center primarily relating to prior large deals that did not recur in the current period.
OSP net revenue decreased by $15.9 million, or 6.4%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily driven by net revenue decreases from our Anti-Counterfeiting product line. The Company expects the anti-counterfeiting business to continue to follow its historical pattern of cyclicality as currency customers continually rebalance their inventories relative to market demand. The decrease was partially offset by net revenue growth in our Consumer and Industrial product lines.
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
Service revenues decreased $5.2 million, or 5.1%, during fiscal 2016 compared to fiscal 2015. This decrease was driven by a $9.6 million decline in service revenue from our NE segment primarily related to the release of new product offerings impacting the timing of renewals for support and maintenance contracts, coupled with lower revenue from repair services. This was partially offset by $4.4 million of service revenue increases from SE driven by maintenance and support contracts for our Data Center offerings.
NE net revenue remained relatively flat, decreasing by $2.2 million or 0.4%, during fiscal 2016 compared to fiscal 2015. This was driven by $21.7 million of net revenue decreases from our Field Instruments offerings, partially offset by $19.5 million of net revenue increases from our Lab Instruments offerings. Field Instruments net revenue decreased in the fiscal 2016 primarily as the prior period net revenue from a significant ramp for a one-time project from a key customer, coupled with lower services revenue. This was partially offset by strength in our fiber lab and field test instruments driven by “FTTH” and “Fiber for Wireless Backhaul” deployments in North America and 100G deployments globally as well as higher demand for our optical transport products.
SE net revenue decreased by $20.7 million, or 11.9%, during fiscal 2016 compared to fiscal 2015. This decrease was driven by $23.5 million of net revenue decreases from our Assurance offerings primarily due to a change in product mix as our more mature offerings declined at a steeper pace than the growth in our new offerings. This was partially offset by $2.8 million of net revenue increases from our Data Center offerings.
OSP net revenue increased by $55.3 million, or 28.7%, during fiscal 2016 compared to fiscal 2015. This increase was driven by net revenue increases primarily from our Anti-Counterfeiting product line driven by cyclical demand for our currency products resulting from an increase in currency reprinting and banknote redesigns over the normal run-rate in fiscal 2016, coupled with net revenue growth in our Consumer and Industrial and Government product lines.
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
Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; and (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections.
In fiscal 2018, we expect to continue to see a decline in net revenue from our more mature Assurance product offerings within our SE segment. In our OSP segment, we expect Anti-Counterfeiting net revenue to moderate in first half of fiscal 2018 due to customer inventory rebalancing to realign with end market demand before rebounding in second half of fiscal 2018. We also expect to initially ship 3D sensing products in the first half fiscal of fiscal 2018 with a greater revenue ramp in second half of fiscal 2018.

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

	Years Ended
	July 1, 2017		July 2, 2016		June 27, 2015
Americas:
United States	$307.3	37.9%	$396.6	43.8%	$424.3	48.5%
Other Americas	71.3	8.8%	66.0	7.3%	62.5	7.2%
Total Americas	$378.6	46.7%	$462.6	51.1%	$486.8	55.7%

Asia-Pacific
Greater China	$100.8	12.4%	$103.2	11.3%	$83.1	9.5%
Other Asia	72.4	8.9%	63.1	7.0%	61.4	7.0%
Total Asia-Pacific	$173.2	21.3%	$166.3	18.3%	$144.5	16.5%

EMEA:
Switzerland	$124.0	15.3%	$135.6	15.0%	$97.7	11.2%
Other EMEA	135.6	16.7%	141.8	15.6%	144.9	16.6%
Total EMEA	$259.6	32.0%	$277.4	30.6%	$242.6	27.8%

Total net revenue	$811.4	100.0%	$906.3	100.0%	$873.9	100.0%
Net revenue from customers outside the Americas for the fiscal years ended 2017, 2016 and 2015 represented 53.3%, 48.9% and 44.3% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2017 decreased 0.8 percentage points to 59.9% from 60.7% in fiscal 2016. This decrease was primarily due to reduction in NE and SE gross margin as discussed below in the “Operating Segment Information” section.
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
Research and Development
R&D expense decreased by $30.1 million, or 18.1%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities pertaining to the NSE business in the fourth quarter of fiscal 2016 and the third quarter of fiscal 2017 and internal reorganizations to align our investment strategy following the Separation, coupled with a $2.7 million net reduction in stock-based compensation primarily due to modification of equity awards in connection with the Separation that did not recur this period. As a percentage of net revenue R&D decreased by 1.6 percentage points during fiscal 2017 compared to fiscal 2016 as the Company continues to execute targeted cost savings initiatives.

R&D expense decreased by $6.9 million, or 4.0%, during fiscal 2016 compared to fiscal 2015. This decrease was primarily due to a $3.6 million in-process research and development (“IPR&D”) impairment charge in the prior year related to a fiscal 2014 acquisition, coupled with $4.0 million net cost savings realized from our strategic restructuring activities related to site consolidations, reorganizations, and the insourcing or outsourcing of R&D activities to align our investment strategy following the Separation. This was partially offset by various other incremental expenses incurred, including additional cost as fiscal 2016 was a 53-week fiscal year and contained one additional week compared to fiscal 2015. As a percentage of net revenue, R&D decreased 1.4 percentage points in fiscal 2016 compared to fiscal 2015 as the Company continues to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $50.6 million, or 14.4%, in fiscal 2017 compared to fiscal 2016. This decrease was primarily due to (a) a $16.8 million reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts, (b) a $5.3 million net reduction in stock-based compensation primarily due to the impact of Separation related activities on equity awards that did not recur this year and (c) a $3.9 million reduction in costs related to Viavi-specific activities to complete the Separation. As a percentage of net revenue, SG&A decreased by 1.7 percentage points in fiscal 2017 primarily driven by our strategic cost reduction efforts to optimize our expense structure.
SG&A expense decreased by $25.2 million, or 6.7%, in fiscal 2016 compared to fiscal 2015. This decrease was primarily due to $30.5 million reduction in labor, benefits and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts coupled with incremental charge from modification of equity awards pursuant to Change of Control Benefits Plan covering spin-off in the prior year that were not there this fiscal year. This was partially offset by an $8.4 million charge in fiscal 2016 related to a litigation ruling impacting our pension obligation. As a percentage of net revenue, SG&A decreased by 4.4 percentage points in fiscal 2016 primarily driven by our strategic cost reduction efforts to optimize our expense structure.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain charges unrelated to our core operating performance, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Impairment of Goodwill
In the fourth quarter of fiscal 2017, we performed the goodwill impairment test in accordance with the authoritative guidance for NE and OSP reporting units, and determined no indicator of impairment. As of July 1, 2017, the SE reporting unit did not have any goodwill, which was fully impaired in the fourth quarter of fiscal 2016 . Refer to “Note 8. Goodwill” for more information.
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2017 decreased $3.6 million, or 11.3%, to $28.3 million from $31.9 million in fiscal 2016. This decrease is primarily due to impact from foreign exchange and acquisition related intangible assets becoming fully amortized in 2016 and 2017.
Amortization of acquired technologies and intangibles for fiscal 2016 decreased $19.5 million, or 37.9%, to $31.9 million from $51.4 million in fiscal 2015. This decrease is driven by a $14.6 million reduction in amortization of developed technology primarily due to acquisition related intangible assets becoming fully amortized in the fourth quarter of fiscal 2015.
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
During fiscal 2014 we acquired IPR&D through the acquisitions of Network Instruments and Trendium. The status of our significant IPR&D projects from acquisitions was as follows:

Network Instruments Acquisition
Network Instruments was acquired in the third quarter of fiscal 2014 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, Network Instruments was in the process of developing next generation integrated network software solutions. During the first quarter of fiscal 2015, we completed our IPR&D project related to the acquisition of Network Instruments. Accordingly, $1.7 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of fifty-two months.
Trendium Acquisition
Trendium was acquired in the second quarter of fiscal 2014 and was accounted for in accordance with the authoritative guidance on business combinations. At the time of acquisition, Trendium was in the process of developing network probe software and next generation service assurance solutions. During fiscal 2015, we recorded a $3.6 million IPR&D impairment charge related to the fiscal 2014 acquisition of Trendium in accordance with the authoritative accounting guidance. The charge was recorded to research and development expense in the Consolidated Statements of Operations. During fiscal 2016, we completed our IPR&D project related to the acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and began amortizing over its useful life of thirty-six months.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $43.0 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.
As of July 1, 2017, our total restructuring accrual was $11.0 million.
During fiscal 2017, we recorded $21.6 million in restructuring and related charges. These charges are combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the fourth quarter of fiscal 2017, Management approved a plan within the OSP business segment to realign its operations and exit from the printed security product offering. As a result, a restructuring charge of $0.8 million was recorded for severance and employee benefits for approximately 30 employees in manufacturing and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.

ii.
During the second and third quarters of fiscal 2017, Management approved a plan within the NE and SE business segments as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. As a result, a restructuring charge of $21.0 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of second quarter of fiscal 2018.

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
Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $2.1 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2019.
Interest and Other Income, Net
Interest and other income, net was $13.1 million in fiscal 2017 as compared to $2.5 million in fiscal 2016. This $10.6 million increase was primarily driven by (i) an increase in interest income of $5.2 million primarily due to higher cash and short-term investment balances coupled with higher yield, (ii) a $3.5 million more favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, (iii) a $3.0 million gain on sale of other assets. This was partially offset by $1.1 million loss on extinguishment of debt.
Interest and other income, net was $2.5 million in fiscal 2016 as compared to $3.7 million in fiscal 2015. This $1.2 million change was primarily driven by $3.6 million of more gains recorded during fiscal 2015 mostly related to our receipt of proceeds from the Fair Fund established to provide compensation for losses incurred from investments in Nortel securities in connection with the SEC’s claims against Nortel as well as higher sublease rental income. This was partially offset by (i) a $1.3 million more interest income during fiscal 2016 due to balance in higher-yielding investment vehicles in our investment portfolios, (ii) a decrease in foreign exchange loss of $1.2 million during fiscal 2016 as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures.
Gain on Sale of Investments
During fiscal 2017, the Company sold approximately 7.2 million shares of the 11.7 million shares of Lumentum common stock which was retained as part of the Separation. We recognized a gross realized gain of $203.0 million from the sale.
During fiscal 2016, the Company sold approximately 4.5 million shares of the 11.7 million shares of Lumentum common stock which was retained as part of the Separation. We recognized a gross realized gain of $71.5 million from the sale.
As of July 1, 2017, the Company has sold all ownership of Lumentum’s common stock. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
Interest Expense
Interest expense increased by $7.5 million, or 21.0%, during fiscal 2017 compared to fiscal 2016. This was primarily due to the increase of $1.5 million in accretion of unamortized debt discount and debt issuance cost related to the 2033 Notes. Additionally, interest expense of $5.7 million was incurred in relation to the 2024 Notes newly issued in March 2017.
Interest expense increased by $2.4 million, or 7.2%, during fiscal 2016 compared to fiscal 2015. This was primarily due to the accretion of unamortized debt discount related to the 2033 Notes.

Provision for (Benefit from) Income Tax
Fiscal 2017 Tax Expense/Benefit
We recorded an income tax expense of $21.3 million for fiscal 2017. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2017 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2017, the valuation allowance for deferred tax assets decreased by $76.5 million primarily due the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
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
Discontinued Operations
Our discontinued operations activities during fiscal 2017, 2016 and 2015 related to the Separation on August 1, 2015 and activities in fiscal 2016 related to the sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations during fiscal 2017, 2016 and 2015. Net revenue attributable to the Lumentum discontinued operations was $66.5 million and $835.2 million during fiscal 2016 and 2015, respectively. Net income (loss) attributable to the Lumentum discontinued operations was $1.6 million,$(49.0) million, and $43.3 million during fiscal 2017, 2016 and 2015, respectively. Refer to “Note 3. Discontinued Operations” for more information.
Hologram Business Disposition
During fiscal 2016, we recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.

Operating Segment Information (in millions):

	2017	2016	Change	Percentage Change	2016	2015	Change	Percentage Change
NE
Net revenue	$444.0	$504.6	$(60.6)	(12.0)%	$504.6	$506.8	$(2.2)	(0.4)%
Gross profit	286.3	329.7	(43.4)	(13.2)%	329.7	333.9	(4.2)	(1.3)%
Gross margin	64.5%	65.3%			65.3%	65.9%

SE
Net revenue	$135.2	$153.6	$(18.4)	(12.0)%	$153.6	$174.3	$(20.7)	(11.9)%
Gross profit	86.2	99.4	(13.2)	(13.3)%	99.4	119.2	(19.8)	(16.6)%
Gross margin	63.8%	64.7%			64.7%	68.4%

NSE
Net revenue	$579.2	$658.2	$(79.0)	(12.0)%	$658.2	$681.1	$(22.9)	(3.4)%
Operating income (loss)	7.3	12.7	(5.4)	(42.5)%	12.7	(0.1)	12.8	(12,800.0)%
Operating margin	1.3%	1.9%			1.9%	—%

OSP
Net revenue	$232.2	$248.1	$(15.9)	(6.4)%	$248.1	$192.8	$55.3	28.7%
Operating income	100.3	102.9	(2.6)	(2.5)%	102.9	68.1	34.8	51.1%
Operating margin	43.2%	41.5%			41.5%	35.3%
Network Enablement
NE gross margin decreased 0.8 percentage points during fiscal 2017 to 64.5% from 65.3% in fiscal 2016. This decrease was primarily due to a decline in revenue from high margin product lines within our Field Instruments product offerings, resulting in unfavorable product mix, and partially offset by favorable manufacturing costs.
NE gross margin decreased 0.6 percentage points during fiscal 2016 to 65.3% from 65.9% in fiscal 2015. This decrease was primarily due to unfavorable product mix, coupled with a decline in net revenue as discussed above.
Service Enablement
SE gross margin decreased 0.9 percentage points during fiscal 2017 to 63.8% from 64.7% in fiscal 2016. This gross margin decrease was due to unfavorable product mix, primarily as a result of lower revenue levels from the continued run-off of our more mature but higher margin Assurance solutions.
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
Network and Service Enablement (“NSE”)
NSE operating margin decreased 0.6 percentage points during fiscal 2017 to 1.3% from 1.9% in fiscal 2016. The decrease in operating margin was primarily due to decline in NE and SE revenue and gross margin as discussed above, partially offset by decrease in operating expenses as a percentage of net revenue. The reduction in operating expenses as a percentage of net revenue, which was largely from reductions in research and development spending and helped mitigate the impact from the decline in NE and SE revenue and gross margin, is driven by lower headcount as a result of the strategic restructuring plans initiated in prior and current years and our ongoing cost reduction initiatives.
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
Optical Security and Performance Products
OSP operating margin increased 1.7 percentage points during fiscal 2017 to 43.2% from 41.5% in fiscal 2016. OSP gross margin remained relatively flat year over year. The increase in operating margin was primarily driven by our ongoing cost reduction initiatives which reduced operating expense as a percentage of revenue.
OSP operating margin increased 6.2 percentage points during fiscal 2016 to 41.5% from 35.3% in fiscal 2015. The increase in operating margin was primarily due to an improvement in gross margin driven by an increase in revenue from our higher margin Anti-Counterfeiting product line, as discussed above, coupled with a reduction in operating expenses as a percentage of net revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at July 1, 2017 and virtually all debt securities held were minimum BBB/Baa2. As of July 1, 2017, U.S. entities owned approximately 76.0% of our cash and cash equivalents, short-term investments and restricted cash.
As of July 1, 2017, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the year ended July 1, 2017, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On March 3, 2017, the Company issued $400 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. Refer to “Note 10. Debt” for more information.
During fiscal 2017, the Company repurchased $40.0 million aggregate principal amount of the 2033 Notes for $45.4 million in cash. In connection with the repurchase, a loss on extinguishment of $1.1 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 2033 Notes outstanding as of July 1, 2017 was $610.0 million.
Year Ended July 1, 2017
As of July 1, 2017 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $468.0 million to $1,447.8 million from $979.8 million as of July 2, 2016.
Cash provided by operating activities was $80.0 million, consisted of net income of $166.9 million adjusted for non-cash charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and loss on extinguishment of debt) which totaled $139.4 million, including changes in deferred tax balances less gain on sales of investments of $203.1 million, offset by changes in operating assets and liabilities that used $23.2 million. Changes in our operating assets and liabilities related primarily to a decrease in deferred revenue of $27.4 million due to amortization of support agreements and the release of revenue upon customer acceptance, an increase in other current and non-current assets of $17.4 million primarily due to change in forward contract that were effectively closed but not settled at year end and other prepayments, a decrease in accrued payroll and related expenses of $15.4 million due to timing of salary and bonus payments, a decrease in accounts payable of $14.8 million due to higher payment activity and lower overall spend. This was partially offset by cash inflows from an increase in accrued expenses and other current and non-current liabilities of $29.1 million primarily due to customer deposit offset by restructuring payments and a decrease in accounts receivable of $24.5 million primarily driven by timing of collections.
Cash provided by investing activities was $113.7 million, primarily resulting from $831.5 million of proceeds from the sales and maturities of available-for-sale investments and other assets, which included proceeds of $265.0 million from the sale of 7.2 million shares of Lumentum common stock in fiscal 2017, partially offset by $679.4 million of purchases of available-for-sale investments and $38.6 million of cash used for capital expenditures. As of July 1, 2017, the Company has sold all of our ownership of Lumentum common stock.
Cash provided by financing activities was $325.3 million, primarily resulting from $451.1 million net proceeds from issuance of 2024 Notes and $12.4 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by $92.0 million of cash used to repurchase common stock under our share repurchase programs and $45.4 million used for repurchase of our 2033 Notes.
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
 Cash provided by operating activities was $52.9 million, consisted of net loss of $99.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation, goodwill impairment) which totaled $239.8 million, including changes in our deferred tax balance less gain on sale of investment of $71.6 million, offset by changes in operating assets and liabilities that used $16.1 million. Our cash provided by operating activities was also impacted by our Separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $25.2 million due to timing of salary and bonus payments, a decrease in accounts payable of $2.1 million due to higher payment activity and a decrease in accrued expenses and other current and non-current liabilities of $10.8 million primarily due to separation related liabilities for both employee severance and third party payments paid after Separation. This was partially offset by cash inflows from a decrease in accounts receivable of $23.4 million primarily driven by timing of collections of Lumentum related accounts receivable prior to the Separation.
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
Cash provided by operating activities was $82.3 million, consisted of net loss of $88.1 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $243.5 million, including changes in our deferred tax and other tax liabilities balances which are non-cash in nature, partially offset by changes in operating assets and liabilities that used $73.1 million. Our cash provided by operating activities was also impacted by our Separation related activities including our restructuring events. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $32.4 million due to timing of salary and bonus payments, an increase in accounts receivable of $12.5 million primarily due to collections timing, a decrease in accounts payable of $10.1 million due to higher payment activity and a decrease in accrued expenses and other current and non-current liabilities of $6.8 million.
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
Contractual Obligations
The following summarizes our contractual obligations at July 1, 2017, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$3.6	$0.3	$0.9	$1.5	$0.9
Long-term debt:
2033 Notes	610.0	—	610.0	—	—
2024 Notes	460.0	—	—	—	460.0
Estimated interest payments	37.9	8.4	11.1	9.2	9.2
Purchase obligations (1)	56.8	48.0	7.0	1.8	—
Operating lease obligations (1)	64.4	18.8	28.9	16.2	0.5
Pension and post-retirement benefit payments (2)	106.2	7.5	11.6	11.8	75.3
Total	$1,338.9	$83.0	$669.5	$40.5	$545.9

(1)	Refer to “Note 16. Commitments and Contingencies” for more information.

(2)	Refer to “Note 15. Employee Pension and Other Benefit Plans” for more information.
As of July 1, 2017, we have accrued on our Consolidated Balance Sheet $3.7 million in connection with restructuring and related activities relating to our operating lease obligations disclosed above, of which $2.0 million was included in other current liabilities and $1.7 million was included in other non-current liabilities.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $56.8 million of purchase obligations as of July 1, 2017, $10.1 million are related to inventory and the other $46.7 million are non-inventory items.
As of July 1, 2017, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
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
Employee Equity Incentive Plan
 Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of July 1, 2017, we have available for issuance 15.4 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”) and 2005 Acquisition Equity Incentive Plan (the “2005 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years post grant date. Full Value Awards refer to RSUs and performance-based RSUs that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. The performance-based RSUs, or MSUs, have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. Full Value Awards are expected to vest over one to four years. The fair value of the time-based Full Value Awards is based on the closing market price of our common stock on the grant date of the award. Refer to “Note 14. Stock-Based Compensation” for more information.
Employee Defined Benefit Plans and Other Post-retirement Benefits
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010.
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of July 1, 2017, our pension plans were underfunded by $105.1 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.7 million and $6.8 million per annum. In addition, we expect to contribute approximately $1.0 million to the U.K. plan during fiscal 2018.
During fiscal 2017 we contributed GBP 0.5 million, or approximately USD 0.6 million, while in fiscal 2016, we contributed GBP 0.5 million or approximately USD 0.7 million to our U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point (“BPS”) decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.5 million based upon data as of July 1, 2017.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We utilize foreign exchange forward contracts to hedge foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated monetary assets and liabilities.
As of July 1, 2017, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $7.3 million and $1.3 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of July 1, 2017, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of July 1, 2017 and July 2, 2016, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $134.3 million and $110.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $25.4 million and $55.2 million, respectively.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates. As of July 1, 2017, a hypothetical 100 basis point increase or decrease in interest rates would not result in a material change in the fair value of our available-for-sale debt instruments held that are sensitive to changes in interest rates, which includes U.S. treasuries, U.S. agencies, municipals, asset-backed securities and corporate securities.
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
Long-term Debt
The fair value of our 2024 and 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Notes may also increase as the market price of Viavi stock rises and decrease as the market price of our stock falls. Changes in interest rates and Viavi stock price affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of July 1, 2017, the fair value of the 2024 Notes was approximately $481.7 million. and the fair value of the 2033 Notes was approximately $676.1 million. Refer to “Note 10. Debt” for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Viavi Solutions Inc. and its subsidiaries as of July 1, 2017 and July 2, 2016, and the results of their operations and their cash flows for each of the three years in the period ended July 1, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PRICEWATERHOUSECOOPERS LLP

San Jose, California
August 29, 2017

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Revenues:
Product revenue	$726.4	$808.8	$771.2
Service revenue	85.0	97.5	102.7
Total net revenues	811.4	906.3	873.9
Cost of revenues:
Product cost of revenues	260.9	278.1	259.1
Service cost of revenues	50.2	61.2	62.8
Amortization of acquired technologies	14.3	17.3	31.9
Total cost of revenues	325.4	356.6	353.8
Gross profit	486.0	549.7	520.1
Operating expenses:
Research and development	136.3	166.4	173.3
Selling, general and administrative	300.5	351.1	376.3
Impairment of goodwill	—	91.4	—
Amortization of other intangibles	14.0	14.6	19.5
Restructuring and related charges	21.6	10.5	26.8
Total operating expenses	472.4	634.0	595.9
Income (loss) from operations	13.6	(84.3)	(75.8)
Interest and other income, net	13.1	2.5	3.7
Gain on sale of investments	203.1	71.6	0.1
Interest expense	(43.2)	(35.7)	(33.3)
Income (loss) from continuing operations before income taxes	186.6	(45.9)	(105.3)
Provision for income taxes	21.3	4.5	26.1
Income (loss) from continuing operations, net of taxes	$165.3	$(50.4)	$(131.4)
Income (loss) from discontinued operations, net of taxes	1.6	(48.8)	43.3
Net income (loss)	$166.9	$(99.2)	$(88.1)

Net income (loss) per share from - basic:
Continuing operations	$0.72	$(0.22)	$(0.57)
Discontinued operations	0.01	(0.20)	0.19
Net income (loss)	$0.73	$(0.42)	$(0.38)

Net income (loss) per share from - diluted:
Continuing operations	$0.70	$(0.22)	$(0.57)
Discontinued operations	0.01	(0.20)	0.19
Net income (loss)	$0.71	$(0.42)	$(0.38)

Shares used in per-share calculation - basic	229.9	234.0	232.7
Shares used in per-share calculation - diluted	234.5	234.0	232.7

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net income (loss)	$166.9	$(99.2)	$(88.1)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	4.8	(32.0)	(55.4)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	92.1	177.3	(0.4)
Less: reclassification adjustments included in net income (loss)	(201.9)	(69.6)	—
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains (loss) arising during period	0.7	(10.6)	(3.7)
Amortization of actuarial losses	1.9	0.7	0.4
Net change in accumulated other comprehensive (loss) income	(102.4)	65.8	(59.1)
Comprehensive income (loss)	$64.5	$(33.4)	$(147.2)

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 1, 2017	July 2, 2016
ASSETS
Current assets:
Cash and cash equivalents	$1,004.4	$482.9
Short-term investments	432.2	484.7
Restricted cash	11.2	12.2
Accounts receivable, net	120.4	148.4
Inventories, net	48.0	51.4
Prepayments and other current assets	50.8	32.1
Total current assets	1,667.0	1,211.7
Property, plant and equipment, net	136.9	133.0
Goodwill	151.6	152.1
Intangibles, net	31.1	59.9
Deferred income taxes	109.5	108.8
Other non-current assets	14.4	12.6
Total assets	$2,110.5	$1,678.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32.6	$47.0
Accrued payroll and related expenses	43.8	44.9
Deferred revenue	60.2	78.6
Accrued expenses	30.8	24.9
Other current liabilities	61.4	31.0
Total current liabilities	228.8	226.4
Long-term debt	931.4	583.3
Other non-current liabilities	163.9	179.1
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at July 1, 2017 and July 2, 2016, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 228 million shares at July 1, 2017 and 232 million shares at July 2, 2016, issued and outstanding	0.2	0.2
Additional paid-in capital	70,184.4	70,059.8
Accumulated deficit	(69,305.8)	(69,380.7)
Accumulated other comprehensive (loss) income	(92.4)	10.0
Total stockholders’ equity	786.4	689.3
Total liabilities and stockholders’ equity	$2,110.5	$1,678.1
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
OPERATING ACTIVITIES:
Net income (loss)	$166.9	$(99.2)	$(88.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	29.4	38.1	80.8
Amortization of acquired technologies and other intangibles	28.3	32.5	59.2
Stock-based compensation	33.2	44.0	66.9
Amortization of debt issuance costs and accretion of debt discount	34.6	28.8	27.3
Amortization of discount and premium on investments, net	0.8	0.8	3.2
Impairment of goodwill	—	91.4	—
Gain on sales of investments	(203.1)	(71.6)	(0.1)
Loss on disposal of long-lived assets	5.7	1.5	1.1
Loss on extinguishment of debt	1.1	—	—
Other	4.8	2.1	7.1
Changes in operating assets and liabilities, net of impact of Lumentum distribution:
Accounts receivable	24.5	23.4	(12.5)
Inventories	(1.6)	(2.6)	(6.0)
Other current and non-currents assets	(17.4)	5.1	(9.0)
Accounts payable	(14.8)	(2.1)	(10.1)
Income taxes payable	(0.2)	(1.5)	(21.3)
Deferred revenue, current and non-current	(27.4)	(2.4)	3.2
Deferred taxes, net	1.5	0.6	19.8
Accrued payroll and related expenses	(15.4)	(25.2)	(32.4)
Accrued expenses and other current and non-current liabilities	29.1	(10.8)	(6.8)
Net cash provided by operating activities	80.0	52.9	82.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(679.4)	(422.4)	(562.7)
Maturities of available-for-sale investments	470.4	395.7	574.8
Sales of available-for-sale investments	355.2	287.3	71.4
Changes in restricted cash	0.2	14.0	6.0
Acquisition of businesses, net of cash acquired	—	(0.9)	—
Capital expenditures	(38.6)	(35.5)	(101.5)
Proceeds from the sale of assets	5.9	6.0	6.2
Net cash provided by (used in) investing activities	113.7	244.2	(5.8)

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	—	35.8	—
Cash contribution to Lumentum Holdings Inc.	—	(137.6)	—
Proceeds from issuance of senior convertible debt	460.0	—	—
Payment of debt issuance costs	(8.9)	—	—
Repurchase and retirement of common stock	(92.0)	(44.5)	(4.8)
Payment of financing obligations	(0.8)	(5.9)	(23.3)
Redemption of convertible debt	(45.4)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	12.4	4.5	20.8
Net cash provided by (used in) financing activities	325.3	(147.7)	(7.3)

Effect of exchange rates on cash and cash equivalents	2.5	(14.4)	(18.5)
Net increase in cash and cash equivalents	521.5	135.0	50.7
Cash and cash equivalents at beginning of period	482.9	347.9 *	297.2
Cash and cash equivalents at end of period	$1,004.4	482.9	$347.9 *
Supplemental disclosure of cash flow information
Cash paid for interest	$6.7	$6.6	$6.5
Cash paid for taxes	$23.1	$31.8	$23.8
*Cash and cash equivalents at June 27, 2015 included $13.4 million in current assets of the discontinued operations of Lumentum Holdings Inc.
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 28, 2014	230.4	$0.2	$69,957.0	$(68,780.6)	$11.1	$1,187.7
Net loss	—	—	—	(88.1)	—	(88.1)
Comprehensive loss	—	—	—	—	(59.1)	(59.1)
Shares issued under employee stock plans, net of tax effects	5.3	—	(1.2)	—	—	(1.2)
Stock-based compensation	—	—	66.9	—	—	66.9
Repurchases of common stock	(0.4)	—	—	(4.8)	—	(4.8)
Balance at June 27, 2015	235.3	$0.2	$70,022.7	$(68,873.5)	$(48.0)	$1,101.4
Net loss	—	—	—	(99.2)		(99.2)
Distribution of Lumentum Holdings Inc.	—	—	—	(363.5)	(7.8)	(371.3)
Comprehensive income	—	—	—	—	65.8	65.8
Shares issued under employee stock plans, net of tax effects	4.5	—	(6.9)	—	—	(6.9)
Stock-based compensation	—	—	44.0	—	—	44.0
Repurchases of common stock	(7.3)	—	—	(44.5)	—	(44.5)
Balance at July 2, 2016	232.5	$0.2	$70,059.8	$(69,380.7)	$10.0	$689.3
Net income	—	—	—	166.9	—	166.9
Comprehensive loss	—	—	—	—	(102.4)	(102.4)
Shares issued under employee stock plans, net of tax effects	5.6	—	(1.9)	—	—	(1.9)
Stock-based compensation	—	—	33.2	—	—	33.2
Repurchases of common stock	(10.5)	—	—	(92.0)	—	(92.0)
Issuance of senior convertible notes	—	—	99.9	—	—	99.9
Reacquisition of 2033 Notes equity component	—	—	(6.6)	—	—	(6.6)
Balance at July 1, 2017	227.6	$0.2	$70,184.4	$(69,305.8)	$(92.4)	$786.4
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Description of Business
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), formerly JDS Uniphase Corporation (“JDSU”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community including Viavi Velocity Solution Partners. The Velocity program (“Velocity”) allows the Company to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands the Company’s reach into new market segments as well as expands the capability to sell and deliver solutions. Viavi’s solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets.
Lumentum Separation
On August 1, 2015 (the “Separation Date”), Viavi completed the distribution of approximately 80.1% of the outstanding shares of Lumentum Holdings Inc. (“Lumentum”) common stock (the “Distribution”). Concurrent with the Distribution, JDSU was renamed Viavi Solutions Inc. and, at the time of the Distribution, retained ownership of approximately 19.9% of Lumentum’s outstanding shares. Lumentum was formed to hold Viavi’s communications and commercial optical products business segment (“CCOP”) and the WaveReady product line and, as a result of the Distribution, is now an independent public company trading under the symbol “LITE” on The Nasdaq Stock Market (“NASDAQ”). The Distribution was made to Viavi’s stockholders of record as of the close of business on July 27, 2015 (the “Record Date”), who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on the Record Date and not sold prior to August 4, 2015, the ex-dividend date. The historical results of operations and the financial position have been recasted to present the Lumentum business as discontinued operations as described in “Note 3. Discontinued Operations.” Unless noted otherwise, discussion in the Notes to Consolidated Financial Statements pertains to continuing operations.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2017 was a 52-week year ending on July 1, 2017. The Company’s fiscal 2016 and 2015 were 53-week and 52-week fiscal years ending on July 2, 2016, and June 27, 2015, respectively.
Principles of Consolidation
The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and on various assumptions about the future that are believed to be reasonable based on available information. The Company’s reported financial positions or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more current information.
Cash and Cash Equivalents
The Company considers highly liquid instruments such as treasury bills, commercial paper and other money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents also include certain term deposit with financial institutions that the Company can liquidate with 30-day advance notice without incurring penalty.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Cash
At July 1, 2017 and July 2, 2016, the Company’s short-term restricted cash balances were $11.2 million and $12.2 million, respectively, and the Company’s long-term restricted cash balances were $6.8 million and $6.0 million, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to the Company’s “Note 16. Commitments and Contingencies” for more information.
Investments
The Company’s investments in debt securities and marketable equity securities, including the Company’s ownership of Lumentum’s common stock, are primarily classified as available-for-sale investments or trading securities and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive income (loss), a separate component of stockholders’ equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized in current earnings. The Company’s short-term investments, which are classified as current assets, include certain securities with stated maturities of longer than twelve months as they are highly liquid and available to support current operations.
The Company periodically reviews these investments for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for the entire amount of the impairment; if a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive (loss) income.
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
Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair market value of the Company’s 0.625% Senior Convertible Notes due 2033 and 1.00% Senior Convertible Notes due 2024 fluctuates with interest rates and with the market price of the stock, but does not affect the carrying value of the debt on the balance sheet. Refer to the Company’s “Note 10. Debt” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed by the straight-line method over the following estimated useful lives of the assets: 10 to 50 years for building and improvements, 2 to 20 years for machinery and equipment, and 2 to 5 years for furniture, fixtures, software and office equipment. Leasehold improvements are amortized by the straight-line method over the shorter of the estimated useful lives of the assets or the term of the lease. Demonstration units, which are Company products used for demonstration purposes for customers and/or potential customers and generally not intended to be sold, have an estimated useful life of 3 to 5 years and are amortized by the straight-line method.
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
Circumstances that could trigger an impairment test include, but are not limited to, a significant adverse change in the business climate or legal factors, an adverse action or assessment by a regulator, change in customers, target market and strategy, unanticipated competition, loss of key personnel, or the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed.
An assessment of qualitative factors may be performed to determine whether it is necessary to perform the quantitative goodwill impairment test. If the result of the qualitative assessment is that it is more likely than not (i.e., greater than 50% likelihood) that the fair value of a reporting unit is less than its carrying amount, then the quantitative test is required. Otherwise, no further testing is required.
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
In the fourth quarter of fiscal 2017, the Company early adopted the new accounting guidance issued by the FASB that eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, any impairment charge would be based on the excess of a reporting unit's carrying amount over its fair value.
Intangible Assets
Intangible assets consist primarily of purchased intangible assets through acquisitions. Purchased intangible assets primarily include acquired developed technologies (developed and core technology), customer relationships, proprietary know-how, trade secrets, and trademarks and trade names. Intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 9. Acquired Developed Technology and Other Intangibles” for more information.
Long-lived Asset Valuation (Property, Plant and Equipment and Intangible Assets Subject to Amortization)
Long-lived assets held and used
The Company tests long-lived assets for recoverability, at the asset group level, when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to, significant decreases in the market price of the asset, significant adverse changes in the business climate or legal factors, accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset, or current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.
 Recoverability is assessed based on the difference between the carrying amount of the asset and the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. An impairment loss is recognized when the carrying amount is not recoverable and exceeds the fair value.
Pension and Other Postretirement Benefits
In the fourth quarter of fiscal 2016 the Company early adopted the authoritative guidance issued by the FASB that provides a practical expedient permitting an entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The Company has adopted the month-end date of June 30, which is the closest month-end to the Company’s fiscal year as the measurement date for all of the Company's qualified and the non-qualified pension plans in certain countries beginning in fiscal 2016. Measurement dates for prior periods are not impacted.
The funded status of the Company’s retirement-related benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the non-pension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon its employee’s retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.
Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost (credit), and (gains) losses previously recognized as a component of accumulated other comprehensive income (loss). Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost in the Consolidated Statements of Operations as they arise are recognized as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension cost pursuant to the recognition and amortization provisions of the authoritative guidance.
The measurement of the benefit obligation and net periodic pension cost is based on the Company’s estimates and actuarial valuations provided by third-party actuaries, and are approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases, and mortality rates. The Company evaluates these assumptions periodically but not less than annually. In estimating the expected return on plan assets, the Company considers historical returns on plan assets, diversification of plan investments, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets.
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, trade receivables and foreign currency forward contracts. The Company’s cash and cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in U.S. government and agency bonds securities, corporate securities, money market funds, asset-backed securities, other investment-grade securities and certificates of deposit. The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain safety and liquidity of these investments. The Company’s foreign exchange derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

meet the terms of the agreements. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading such risk across several major financial institutions. In addition, the potential risk of loss with any one counterparty resulting from such risk is monitored by the Company on an ongoing basis.
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
The Company is not able to predict changes in the financial stability of its customers. Any material change in the financial status of any one customer or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
As of July 1, 2017 and July 2, 2016, one customer represented 10% or more of our total accounts receivable, net.
During fiscal 2017, 2016 and 2015, certain customers generated 10% or more of total net revenues. Refer to "Note 17. Operating Segments and Geographic Information" for more information.
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
Foreign Currency Forward Contracts
The Company conducts its business and sells its products to customers primarily in North America, Europe and Asia. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or other current liabilities and the change in fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The gain or loss from the change in fair value of these foreign currency forward contracts largely offsets the change in fair value of the foreign currency denominated monetary assets and liabilities, which is also recorded as a component of interest and other income, net.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Income and expense accounts are translated at the prior month end exchange rates, which are deemed to approximate the

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exchange rate when the income and expense are recognized. Gains and losses from re-measurement of monetary assets and liabilities that are denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of interest and other income, net.
Revenue Recognition
The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. Delivery does not occur until products have been shipped or services have been provided, risk of loss has transferred and in cases where formal acceptance is required, customer acceptance has been obtained or customer acceptance provisions have lapsed. In situations where a formal acceptance is required but the acceptance only relates to whether the product meets its published specifications, revenue is recognized upon delivery provided that all other revenue recognition criteria are met. Historical return rates are monitored on a product-by-product basis. In addition, some distributor agreements allow for partial return of products and/or price protection under certain conditions within limited time periods. Such return rights are generally limited to contractually defined, short-term stock rotation and defective or damaged product. We maintain reserves for sales returns and price adjustments based on historical experience and other qualitative factors. As new products or distributors are introduced, these historical rates are used to establish initial sales returns reserves and are adjusted as better information becomes available. We also have market development incentive programs for certain distributors whereby rebates are offered based upon exceeding volume goals. Estimated rebates, sales returns and other such allowances are deducted from revenue.
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
The Company establishes VSOE of selling price using the price charged for a deliverable when sold separately and, in remote circumstances, using the price established by management having the relevant authority. TPE of selling price is established by evaluating similar and interchangeable competitor goods or services in sales to similarly situated customers. When VSOE or TPE is not available, the Company then uses BESP. Generally, the Company is not able to determine TPE because its product strategy differs from that of others in our markets, and the extent of customization varies among comparable products or services from its peers. The Company establishes BESP using historical selling price trends and considering multiple factors including, but not limited to geographies, market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. When determining BESP, the Company applies significant judgment in establishing pricing strategies and evaluating market conditions and product lifecycles.
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
Services

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue from services and system maintenance is recognized on a straight-line basis over the term of the service. Revenue from professional service engagements is recognized once its delivery obligation is fulfilled. Revenue related to extended warranty and product maintenance contracts is deferred and recognized on a straight-line basis over the delivery period. The Company also generates service revenue from hardware repairs and calibration which is recognized as revenue upon completion of the service.
Software
The Company’s software arrangements generally consist of a perpetual license fee, installation services and Post-Contract Support (“PCS”) as well as other non-software deliverables.

VSOE of fair value for PCS is established based on the renewal rate or the bell curve methodology. Non-software and software-related arrangements are bifurcated based on a relative selling price using BESP. The software related elements are bifurcated into separate units of accounting if VSOE of fair value has been established for the undelivered element(s) and the functionality of the delivered element(s) is not dependent on the undelivered element(s).

Revenue from multiple-element software arrangements that include installation services, is deferred until installation service obligation for the software solution is fulfilled. If VSOE has been established for the undelivered elements, the software, installation services and non-software elements are recognized upon completion of delivery and the PCS is recognized ratably over the remaining support contract term. If VSOE has not been established for the undelivered element, the software related elements are recognized ratably over the remaining support period.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.1 million, $2.6 million and $1.7 million in fiscal 2017, 2016 and 2015, respectively.
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
The Company estimates the expected forfeiture rate pursuant to the authoritative guidance, and only recognizes expense for those shares expected to vest. When estimating forfeitures, the Company considers voluntary termination behavior as well as future workforce reduction programs. Estimated forfeiture is trued up to actual forfeiture as the equity awards vest. The total fair value

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the equity awards, net of forfeiture, is recorded on a straight-line basis over the requisite service period of the awards for each separately vesting period of the award, except for MSUs, which are amortized based upon graded vesting method.
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
Restructuring Accrual
In accordance with authoritative guidance on accounting for costs associated with exit or disposal activities, generally costs associated with restructuring activities are recognized when they are incurred. However, in the case of operating and direct financing leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income.
Additionally, a liability for post-employment benefits for workforce reductions related to restructuring activities is recorded when payment is probable, and the amount is reasonably estimable. The Company continually evaluates the adequacy of the remaining liabilities under its restructuring initiatives. Although the Company believes that these estimates accurately reflect the costs of its restructuring plans, actual results may differ, thereby requiring the Company to record additional liabilities or reverse a portion of existing liabilities.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Asset Retirement Obligations (“ARO”)
ARO are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the carrying amount of the related assets by the same amount as the liability. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of July 1, 2017 and July 2, 2016, the Consolidated Balance Sheets included ARO of $0.3 million and $0.2 million, respectively, in other current liabilities and $3.3 million and $3.5 million, respectively, in other non-current liabilities. The activities and balances for ARO are as follows (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended July 1, 2017	$3.7	0.1	(0.1)	0.2	(0.3)	$3.6
Year ended July 2, 2016	$4.4	0.4	(0.9)	0.2	(0.4)	$3.7
Note 2. Recently Issued Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued guidance that clarifies the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under the relevant authoritative guidance. The guidance is to be applied prospectively, and is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any award(s) modified on or after adoption date.
In November 2016, the FASB issued guidance that will require that the amounts generally described as restricted cash and restricted cash equivalents would be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statement of cash flows. The new guidance also requires certain disclosures to supplement the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2019. Other than changes in the presentation within the statements of cash flows and additional required disclosures, the adoption of this new accounting guidance will not have an impact on the consolidated financial statements.
In October 2016, the FASB issued guidance that requires entities to recognize at the transaction date the income tax consequences of intra-entity transfer of an asset other than inventory. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its consolidated financial statements.
In March 2016, the FASB issued guidance which simplifies several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The guidance is effective for the Company in the first quarter of fiscal 2018. The most significant impact from this guidance upon adoption for the Company relates to the classification of employee tax paid by withholding shares of restricted stock units on the statements of cash flows and excess tax benefit. Upon adoption, the related cash flows will be classified as financing activity, from the current classification as operating activity and all prior periods presented will be retrospectively adjusted to reflect this change. The employee tax paid by withholding shares totaled $14.3 million and $11.4 million in fiscal 2017 and 2016, respectively. In addition, the guidance requires that the excess tax benefits to be recorded on the income statement as opposed to additional paid-in-capital. Due to the Company’s valuation allowance on its deferred tax assets, no income tax benefit is expected to be recognized upon adoption. All other aspects of the guidance are not expected to have a material effect on the Company’s consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for the Company in the first quarter of fiscal 2020. While the Company is not yet in a position to assess the full impact of the application of the new guidance, the Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its Consolidated Balance Sheets.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers. This new guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This new guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this new guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. Earlier application of this new guidance is permitted. The Company currently anticipates adopting the guidance in the first quarter of fiscal 2019 using the full retrospective method, reflecting the application of the new standard in each prior reporting period.

In preparation for the implementation and adoption of the new guidance, the Company has established a cross-functional team and implementation plan to identify processes, systems and internal controls over financial reporting impacted by the new guidance. The implementation plan includes comparison of the Company’s historical accounting policies and practices to the requirements of the new guidance, and identifying differences from applying the requirements of the new guidance to the Company’s contracts, consolidated financial statements and related disclosures.
While the Company’s assessment of the potential impacts of the new guidance is not yet complete, initially the Company believes the most significant impact on the accounting for contracts with customers will be for certain arrangements that include sales of software solutions bundled with post-contract support (PCS) and/or services, where VSOE has not been established for the PCS and/or the services. Due to lack of VSOE under the current guidance, the Company defers recognition of any revenue attributable to such arrangements until the services lacking VSOE are complete. Such revenue is then recognized ratably over the remaining support term. The requirement to have VSOE for undelivered elements to enable the separation of the revenue for delivered software is eliminated under the new guidance and the Company will be required to allocate total contract revenue to each element (referred to as a distinct performance obligation under the new standard) based on either an established or estimated standalone selling price. Accordingly, a portion of the revenue for these types of contracts with customers will be recognized when the software or software solution is transferred to the customer. Dependent on contract-specific terms, the Company expects the actual revenue recognition treatment and timing will vary under the new guidance for some of these arrangements. The Company will continue to evaluate the impact of this new guidance on its consolidated financial statements and related disclosures.
Note 3. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi shareholders who received one share of Lumentum common stock for every five shares of Viavi common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation Viavi agreed to contribute $137.6 million all of which was contributed during fiscal 2016. As of the Distribution, Viavi retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding common stock. Lumentum was formed to hold Viavi’s CCOP business and the WaveReady product line. As a result of the Distribution, Lumentum is now an independent public company trading under the symbol “LITE” on The Nasdaq Stock Market (“NASDAQ”). The Company agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, the Company committed to liquidate these shares within three years from the Distribution. As of July 1, 2017, the Company had sold all of its ownership of Lumentum’s common stock. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.
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
As the separation of the Lumentum business represented a strategic shift that had and will have a major effect on the Company’s operations and financial results, the results of operations of the Lumentum business are presented separately as discontinued operations for the years ended July 1, 2017 , July 2, 2016 and June 27, 2015 in accordance with the authoritative guidance.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes results from discontinued operations of the Lumentum business included in the Consolidated Statement of Operations (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Net revenues	$—	$66.5	$835.2
Cost of revenues	—	49.8	569.1
Amortization of acquired technologies	—	0.6	7.5
Gross profit	—	16.1	258.6
Operating expenses:
Research and development	—	12.5	139.9
Selling, general and administrative	(0.8)	24.7	87.5
Restructuring charges	—	0.1	7.7
Total operating expenses	(0.8)	37.3	235.1
Income (loss) from operations	0.8	(21.2)	23.5
Interest and other income, net	—	—	(1.1)
Income (loss) before income taxes	0.8	(21.2)	22.4
(Benefit from) provision for income taxes	(0.8)	27.8	(20.9)
Net income (loss) from discontinued operations (1)	$1.6	$(49.0)	$43.3

(1)  No income or expense relating to the Lumentum business was recorded after the Separation Date.
During the fiscal year ended July 1, 2017, the Net income from discontinued operations had a benefit of $0.8 million related to the true up of contractual obligations between the company and Lumentum per the Tax Matters Agreement and the Company recognized a tax benefit of $0.8 million relating to the income taxes incurred as a result of the Separation.
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
Net income (loss) from discontinued operations also includes other costs incurred by the Company to separate Lumentum. These costs include transaction charges, advisory and consulting fees, of $16.5 million and $21.4 million for the years ended July 2, 2016 and June 27, 2015, respectively.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock-based compensation expense and capital expenditures of the Lumentum business (in millions):

	Years Ended
	July 2, 2016	June 27, 2015
Operating activities:
Depreciation expense	$3.7	$43.4
Amortization expense	0.6	7.9
Stock-based compensation expense	1.6	19.4
Investing activities:
Capital expenditures	$5.8	$55.9
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
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Numerator:
Income (loss) from continuing operations, net of taxes	$165.3	$(50.4)	$(131.4)
Income (loss) from discontinued operations, net of taxes	1.6	(48.8)	43.3
Net income (loss)	$166.9	$(99.2)	$(88.1)
Denominator:
Weighted-average number of common shares outstanding
Basic	229.9	234.0	232.7
Effect of dilutive securities from stock-based benefit plans	4.6	—	—
Diluted	234.5	234.0	232.7

Net income (loss) per share from - basic:
Continuing operations	$0.72	$(0.22)	$(0.57)
Discontinued operations	0.01	(0.20)	0.19
Net income (loss)	$0.73	$(0.42)	$(0.38)

Net income (loss) per share from - diluted:
Continuing operations	$0.70	$(0.22)	$(0.57)
Discontinued operations	0.01	(0.20)	0.19
Net income (loss)	$0.71	$(0.42)	$(0.38)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 1, 2017 (2)(3)	July 2, 2016 (1)(2)	June 27, 2015 (1)(2)
Stock options and ESPP	0.9	3.4	3.6
Full Value Awards	0.6	10.9	10.3
Total potentially dilutive securities	1.5	14.3	13.9

(1)
As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, employee stock purchase plan (“ESPP”) and restricted stock units (“RSUs”) have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debt” for more details.

(3)
The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debt” for more details.

Note 5. Accumulated Other Comprehensive Income (Loss)
 The Company’s accumulated other comprehensive income (loss) consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
At July 1, 2017 and July 2, 2016, the changes in accumulated other comprehensive income (loss) by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of July 2, 2016	$104.5	$(70.1)	$(24.4)	$10.0
Other comprehensive income before reclassification	92.1	4.8	0.7	97.6
Amounts reclassified from accumulated other comprehensive income (loss)	(201.9)	—	1.9	(200.0)
Net current period other comprehensive (loss) income	(109.8)	4.8	2.6	(102.4)
Ending balance as of July 1, 2017	$(5.3)	$(65.3)	$(21.8)	$(92.4)

(1)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended July 1, 2017 primarily relates to a $92.6 million unrealized gain on the marketable equity securities of Lumentum held by Viavi. The amount reclassified out of accumulated other comprehensive income (loss) represents the gross realized gain from available-for-sale securities included as “gain on sale of investments" in the Consolidated Statement of Operations for the year ended July 1, 2017. There was no tax impact for the fiscal year 2017.

(2)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended July 1, 2017 relates to the unrealized actuarial gain of $2.1 million, net of income tax expense of $1.4 million. The amount reclassified out of accumulated other comprehensive income (loss) represents the amortization of actuarial losses included as a component of selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the year ended July 1, 2017. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	July 1, 2017	July 2, 2016
Allowance for doubtful accounts	$1.6	$2.2
Sales allowance	3.4	2.5
Total accounts receivable reserves and allowances	$5.0	$4.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activities and balances for allowance for doubtful accounts are as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction (1)	Balance at End of Period
Year Ended July 1, 2017	$2.2	$(0.2)	$(0.4)	$1.6
Year Ended July 2, 2016	2.4	0.3	(0.5)	2.2
Year Ended June 27, 2015	2.9	0.3	(0.8)	2.4

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The components of inventories, net were as follows (in millions):

	July 2, 2016	July 2, 2016
Finished goods	$24.9	$29.1
Work in process	10.3	7.5
Raw materials	12.8	14.8
Inventories, net	$48.0	$51.4
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	July 1, 2017	July 2, 2016
Prepayments	$8.3	$10.4
Other current assets	42.5	21.7
Prepayments and other current assets	$50.8	$32.1
Property, plant and equipment, net
The components of property, plant and equipment, net were as follows (in millions):

	July 1, 2017	July 2, 2016
Land	$14.5	$14.6
Buildings and improvements	31.4	32.4
Machinery and equipment	225.8	218.7
Furniture, fixtures, software and office equipment	111.2	120.5
Leasehold improvements	58.1	54.3
Construction in progress	17.8	10.3
Property, plant and equipment, gross	458.8	450.8
Less: Accumulated depreciation	(321.9)	(317.8)
Property, plant and equipment, net	$136.9	$133.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities
The components of other current liabilities were as follows (in millions):

	July 1, 2017	July 2, 2016
Customer prepayments	$35.2	$0.4
Restructuring accrual	8.8	13.3
Income tax payable	3.3	3.3
Warranty accrual	2.9	2.6
VAT liabilities	2.2	2.3
Deferred compensation plan	2.0	2.4
Other	7.0	6.7
Other current liabilities	$61.4	$31.0
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	July 1, 2017	July 2, 2016
Pension and post-employment benefits	$99.4	$103.0
Financing obligation	27.8	28.7
Long-term deferred revenue	14.0	22.7
Other	22.7	24.7
Other non-current liabilities	$163.9	$179.1
Interest and other income, net
The components of interest and other income, net were as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Interest income	$11.1	5.9	$4.6
Foreign exchange gains (loss), net	0.9	(2.6)	(3.8)
Proceeds from Nortel (1)	—	—	2.2
Loss on extinguishment of debt (2)	(1.1)	—	—
Other income (expense), net	2.2	(0.8)	0.7
Interest and other income, net	$13.1	$2.5	$3.7

(1)
During fiscal 2015, the Company received proceeds of $2.2 million from the Fair Fund established to provide compensation for losses incurred in connection with investments in Nortel Networks Corporation (“Nortel”) securities from the SEC’s claims against Nortel.

(2)
During fiscal 2017, the Company repurchased $40.0 million aggregate principal amount of the 2033 Notes for $45.4 million in cash. In connection with the repurchase, a loss on extinguishment of $1.1 million was recognized. Refer to “Note 10. Debt” for more information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale investments. As of July 1, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. treasuries	$56.8	$—	$(0.1)	$56.7
U.S. agencies	45.0	—	(0.1)	44.9
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	71.5	—	(0.4)	71.1
Corporate securities	326.1	0.1	(0.2)	326.0
Certificates of deposit	6.0	—	—	6.0
Total available-for-sale securities	$509.8	$0.1	$(0.8)	$509.1
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of July 1, 2017, of the total estimated fair value, $78.2 million was classified as cash equivalents, $430.2 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
As of July 1, 2017, the Company had sold all of its ownership of Lumentum common stock in connection with the Separation. The Lumentum common stock was previously classified as available-for-sale marketable equity securities. During fiscal 2017, the Company sold 7.2 million Lumentum common shares and recognized gross gains of $203.0 million, reflected in "gain on sale of investments" in the Company’s Consolidated Statements of Operations. The sale resulted in no tax effect. The realized gain is also reflected within the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are reflected in “sales of available-for-sale investments” within the investing activities section.
 In addition to the amounts presented above, as of July 1, 2017, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.0 million, of which $0.5 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $1.2 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the year ended July 1, 2017, July 2, 2016 and June 27, 2015, the Company recorded no other-than-temporary impairment charges in each respective period.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2017, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. treasuries and agencies	$(0.2)	—	$(0.2)
Asset-backed securities	(0.1)	$(0.3)	$(0.4)
Corporate securities	(0.2)	—	(0.2)
Total gross unrealized losses	$(0.5)	$(0.3)	$(0.8)
As of July 1, 2017, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$365.3	$365.2
Amounts maturing in 1 - 5 years	143.5	143.2
Amounts maturing in more than 5 years	1.0	0.7
Total debt available-for-sale securities	$509.8	$509.1
 As of July 2, 2016, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$46.1	$—	$—	$46.1
U.S. agencies	24.9	—	—	24.9
Municipal bonds and sovereign debt instruments	2.0	—	—	2.0
Asset-backed securities	50.4	0.1	(0.3)	50.2
Corporate securities	224.5	0.2	(0.1)	224.6
Total debt securities	347.9	0.3	(0.4)	347.8
Marketable equity securities	62.1	109.2	—	171.3
Total available-for-sale securities	$410.0	$109.5	$(0.4)	$519.1
 As of July 2, 2016, of the total estimated fair value of debt securities, $36.1 million was classified as cash equivalents, $311.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
Marketable equity securities consisted of the Company’s ownership of 7.2 million shares of Lumentum common stock remaining as of July 2, 2016 in connection with the Separation. These securities are stated at fair value, with change in unrealized gains and losses reported in other comprehensive income, net of tax and are classified as short-term investments on the Consolidated Balance Sheet as of July 2, 2016 at $171.3 million. The Company sold 4.5 million Lumentum common shares during the third and fourth quarters of fiscal 2016 and recognized gross realized gain of $71.5 million, reflected in "Gain on sale of investments" in the Company’s Consolidated Statements of Operations. The sale resulted in $2.0 million tax effect related to the intraperiod tax allocation rules.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 2, 2016, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, were as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$(0.3)	$(0.3)
Corporate securities	(0.1)	—	(0.1)
Total gross unrealized losses	$(0.1)	$(0.3)	$(0.4)
Fair Value Measurements
Assets measured at fair value as of July 1, 2017 and July 2, 2016 are summarized below (in millions):

	Fair Value Measurement as of			Fair Value Measurement as of
	July 1, 2017			July 2, 2016
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$56.7	$56.7	$—	$46.1	$46.1	$—
U.S. agencies	44.9	—	44.9	24.9	—	24.9
Municipal bonds and sovereign debt instruments	4.4	—	4.4	2.0	—	2.0
Asset-backed securities	71.1	—	71.1	50.2		50.2
Corporate securities	326.0	—	326.0	224.6	—	224.6
Certificate of deposits	6.0	—	6.0	—
Total debt available-for-sale securities	509.1	56.7	452.4	347.8	46.1	301.7
Marketable equity securities	—	—	—	171.3	171.3	—
Money market funds	726.4	726.4	—	274.4	274.4	—
Trading securities	2.0	2.0	—	2.4	2.4	—
Foreign currency forward contracts	7.3	—	7.3	—
Total assets (1)	$1,244.8	$785.1	$459.7	$795.9	$494.2	$301.7

Liability:
Foreign currency forward contracts	1.3	—	1.3	—	—	—
Total liabilities (2)	$1.3	$—	$1.3	$—	$—	$—

(1)
$789.2 million in cash and cash equivalents, $432.2 million in short-term investments, $11.0 million in restricted cash, $7.3 million in other current assets, and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 1, 2017. $295.4 million in cash and cash equivalents, $484.7 million in short-term investments, $11.3 million in restricted cash, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 2, 2016.

(2)	$1.3 million in other current liabilities on the Company’s Consolidated Balance Sheets as of July 1, 2017.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Level 2 includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company generally include certain U.S. and foreign government and agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, certificates of deposit, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of July 1, 2017 and July 2, 2016, the Company did not hold any Level 3 investment securities.

Non-Designated Foreign Currency Forward Contracts
The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables, and to reduce the volatility of earnings and cash flows related to foreign-currency transactions. The Company does not use these foreign currency forward contracts for trading purposes.
As of July 1, 2017, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $7.3 million and $1.3 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of July 1, 2017, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of July 1, 2017 and July 2, 2016, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $134.3 million and $110.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $25.4 million and $55.2 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts earned a gain of $3.3 million and incurred a loss of $9.6 million for the years ended July 1, 2017 and July 2, 2016 respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2015 (1)	$154.5	$92.7	$8.3	$255.5
Goodwill allocation - WaveReady (3)	(6.0)	—	—	$(6.0)
Currency translation and other adjustments	(4.7)	(1.3)	—	$(6.0)
Goodwill impairment charge	—	(91.4)	—	(91.4)
Balance as of July 2, 2016 (2)	$143.8	$—	$8.3	$152.1
Currency translation	(0.5)	—	—	$(0.5)
Balance as of July 1, 2017 (4)	$143.3	$—	$8.3	$151.6

(1)
Gross goodwill balances for NE, SE and OSP were $456.4 million, $273.9 million and $92.8 million, respectively as of June 27, 2015. Accumulated impairment for NE, SE and OSP was $301.9 million, $181.2 million and $84.5 million, respectively as of June 27, 2015.

(2)
Gross goodwill balances for NE, SE and OSP were $445.7 million, $272.6 million and $92.8 million, respectively as of July 2, 2016. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 2, 2016.

(3)
Amount represents a release of the relative fair value of goodwill in our NE reporting unit related to the WaveReady products line, which is now a part of Lumentum as of the Separation Date. Refer to “Note 3. Discontinued Operations” for more information about the Separation.

(4)
Gross goodwill balances for NE, SE and OSP were $445.2 million, $272.6 million and $92.8 million, respectively as of July 1, 2017. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 1, 2017.

The following table presents gross goodwill and aggregate impairment balances for the fiscal years ended July 1, 2017, and July 2, 2016 (in millions):

	years ended
	July 1, 2017	July 2, 2016
Gross goodwill balance	$810.6	$811.1
Accumulated impairment losses	(659.0)	(659.0)
Net goodwill balance	$151.6	$152.1
Impairment of Goodwill
The Company reviews goodwill for impairment annually during the fourth quarter of the fiscal year or more frequently if events or circumstances indicate that an impairment loss may have occurred. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by management during fiscal 2017 and 2016, its reporting units were NE, SE and OSP.
Fiscal 2017
During the fourth quarter of fiscal 2017, the Company early adopted the new authoritative guidance that eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, any impairment charge would be based on the excess of a reporting unit's carrying amount over its fair value.
During the fourth quarter of fiscal 2017, the Company performed the quantitative goodwill impairment test in accordance with the authoritative guidance for impairment test of the NE reporting unit. The fair value of NE was determined based on a

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on multiples of earnings or revenue, or a similar performance measure. Based on the first step of the analysis, the Company determined that the fair value of NE is above its carrying amount.
The Company reviewed goodwill of the OSP reporting unit under the qualitative assessment of the authoritative guidance for impairment testing. The Company concluded that it was more likely than not that the fair value of OSP exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in industry and competitive environment, market capitalization, earnings multiples, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance. As such, it was not necessary to perform the first step of the goodwill impairment test at this time.
The Company recorded no impairment charge in accordance with its annual impairment test.
Fiscal 2016
Interim Review
During the first quarter of fiscal 2016, the Company released the relative fair value of goodwill in its NE reporting unit related to the WaveReady products line which became part of Lumentum as of the Separation Date. In connection with this change in the NE reporting unit, the Company performed a goodwill impairment test for its NE reporting unit under the qualitative assessment of the authoritative guidance for impairment testing. The Company concluded that it was more likely than not that the fair value of the NE reporting unit exceeded its carrying amount. There were no events or changes in circumstances which triggered an impairment review for the remaining reporting units.
Annual Review
During the fourth quarter the Company performed the goodwill impairment test for all its reporting units under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance. Other than noted above, there were no other triggering events during the interim periods of fiscal 2016. Thus, the Company reviewed goodwill for impairment during the fourth quarter, in line with the completion of its annual operating plan for fiscal 2017.
Under the first step of the authoritative guidance for impairment testing, the fair value of the NE and OSP reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on multiples of earnings or revenue, or a similar performance measure. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Due to lack of comparability with its peer companies, the fair value of the SE reporting unit was determined only utilizing the income approach. The Company assumed a cash flow period of 10 years, long-term annual growth rates of 3.0% to 7.0%, discount rates of 14.0% to 17.0% and terminal value growth rates of 3.0% to 5.0%. The Company believes that the assumptions and rates used in the impairment test are reasonable, but they are judgmental, and variations in any of the assumptions or rates could result in materially different calculations of impairment amounts. The determination of the estimated fair value of goodwill required the use of significant unobservable inputs which are considered Level 3 fair value measurements. The sum of the fair values of the reporting units was reconciled to the Company’s current market capitalization plus an estimated control premium. Based on the first step of the authoritative guidance for impairment testing, the Company concluded that the fair value of all reporting units, except SE, were in excess of their carrying value. The fair value of the SE reporting unit was lower than the carrying value based on the completion of its annual operating plan for fiscal 2017 in the fourth quarter which revealed a longer investment cycle being needed for certain growth products within SE, coupled with a decline in the reporting unit’s revenue and operating profitability in fiscal 2016 as compared to fiscal 2015 when goodwill was last tested for impairment.
The second step of the goodwill impairment test involved performing a hypothetical purchase price allocation to determine the implied fair value of the SE reporting unit’s goodwill. This process is complex and required judgment in the development of assumptions that affected the determination of the fair value of the SE reporting unit’s individual assets and liabilities, including previously unrecognized intangible assets. Based on the step two analysis, the Company determined that all of the SE goodwill balance of $91.4 million was impaired and therefore recorded an impairment charge in the fourth quarter of fiscal 2016 in the accompanying Consolidated Statements of Operations. Prior to completing the goodwill impairment test, the Company tested the recoverability of the SE long-lived assets (other than goodwill) and concluded that such assets were not impaired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2015
Interim Review
As the Company reorganized its NSE segment into two reportable segments, NE and SE, during the first quarter of fiscal 2015, goodwill allocated to the new NE and SE reporting units was reviewed under the two-step quantitative goodwill impairment test in accordance with the authoritative guidance.
The fair value of the new reporting units was determined based on a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on multiples of earnings or revenue, or a similar performance measure. Based on the first step of the analysis, the Company determined that the fair value of each reporting unit is significantly above its carrying amount. As such, the Company was not required to perform step two of the analysis. The Company recorded no impairment charge as a result of the interim period impairment test performed during the three months ended September 27, 2014. There were no events or changes in circumstances which triggered an impairment review for the remaining reporting units.
Annual Review
During the fourth quarter, the Company reviewed the goodwill of all its reporting units under the qualitative assessment of the authoritative guidance for impairment testing. The Company concluded that it was more likely than not that the fair value of the reporting units with goodwill exceeded its carrying amount. In assessing the qualitative factors, the Company considered the impact of key factors, including changes in industry and competitive environment, budgeted-to-actual operating performance from prior year, and consolidated company stock price and performance. As such, it was not necessary to perform the two-step goodwill impairment test at that time and the Company recorded no impairment charge as a result of its annual impairment test.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(352.0)	$17.3
Customer relationships	94.9	(81.3)	13.6
Other (1)	9.9	(9.7)	0.2
Total intangibles	$474.1	$(443.0)	$31.1

As of July 2, 2016	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(337.3)	$32.0
Customer relationships	95.6	(68.0)	27.6
Other (1)	10.8	(10.5)	0.3
Total intangibles	475.7	(415.8)	59.9

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
Fiscal 2016
During the first quarter of fiscal 2016, the Company completed its in-process research and development (“IPR&D”) project related to the fiscal 2014 acquisition of Trendium. Accordingly, $1.8 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets with a useful life of thirty-six months.
Fiscal 2015

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During fiscal 2015, the Company completed its IPR&D project related to the fiscal 2014 acquisition of Network Instruments. Accordingly, $1.7 million was transferred from indefinite life intangible assets to acquired developed technology intangible assets and the Company began amortizing over its useful life of fifty-two months. Also during fiscal 2015, the Company recorded a $3.6 million IPR&D impairment charge for an ongoing project related to the fiscal 2014 acquisition of Trendium in accordance with the authoritative accounting guidance. The charge was recorded to Research and development (“R&D”) expense in the Consolidated Statements of Operations.
During fiscal 2017, 2016 and 2015, the Company recorded $28.3 million, $31.9 million and $51.4 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Cost of revenues	$14.3	$17.3	$31.9
Operating expense	14.0	14.6	19.5
Total	$28.3	$31.9	$51.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of July 1, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2018	$20.1
2019	9.3
2020	1.4
2021	0.3
Total amortization	$31.1
Note 10. Debt
As of July 1, 2017 and July 2, 2016, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	July 1, 2017	July 2, 2016
Principal amount of 0.625% Senior Convertible Notes	$610.0	$650.0
Principal amount of 1.00% Senior Convertible Notes	460.0	—
Unamortized discount of liability component	(129.4)	(61.7)
Unamortized debt issuance cost (1)	(9.2)	(5.0)
Carrying amount of liability component	$931.4	$583.3

Carrying amount of equity component (2)	$229.7	$134.4

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
The Company was in compliance with all debt covenants and held no short term debt as of July 1, 2017 and July 2, 2016.
1.00% Senior Convertible Notes (“2024 Notes”)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The 2024 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances: (i) on any date during any calendar quarter beginning after June 30, 2017 (and only during such calendar quarter) if the closing price of Viavi’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter, (ii)if the Company distributes to all or substantially all holders of our common stock rights or warrants (other than pursuant to a stockholder rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of our common stock at a price less than the average closing sale price of our common stock for the ten trading days preceding the declaration date for such distribution, (iii) if the Company distributes to all or substantially all holders of our common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a stockholder rights plan), at a per share value exceeding 10% of the closing sale price of our common stock on the trading day preceding the declaration date for such distribution, (iv) if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the Indenture), or (v) during the five consecutive business-day period immediately following any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of the Notes for each day during such 10 consecutive trading-day period was less than 98% of the product of the closing sale price of Viavi’s common stock and the applicable conversion rate on such date. During the periods from, and including, December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders of the Notes may convert the Notes regardless of the circumstances described in the immediately preceding sentence.
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
In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of July 1, 2017, the expected remaining term of the 2024 Notes is 6.7 years.
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $6.9 million and the equity issuance costs (attributable to the equity component) of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of July 1, 2017, the unamortized

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

portion of the debt issuance costs related to the 2024 Notes was $6.6 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of July 1, 2017, the fair value of the 2024 Notes was approximately $481.7 million. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of July 1, 2017, the expected remaining term of the 2033 Notes is 1.1 years.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of July 1, 2017, the unamortized portion of the debt issuance costs related to the 2033 Notes was $2.6 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
During fiscal 2017, the Company repurchased $40.0 million aggregate principal amount of the notes for $45.4 million in cash. In connection with the repurchase, a loss on extinguishment of $1.1 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 0.625% Senior Convertible Notes outstanding as of July 1, 2017 was $610.0 million.
Based on quoted market prices as of July 1, 2017 and July 2, 2016, the fair value of the 2033 Notes was approximately $676.1 million and $633.0 million. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Years ended
	July 1, 2017	July 2, 2016
Interest expense-contractual interest	$5.5	$4.1
Amortization of debt issuance cost	2.5	2.1
Accretion of debt discount	32.1	26.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of July 1, 2017 and July 2, 2016, the Company’s total restructuring accrual was $11.0 million and $18.0 million, respectively. During fiscal years 2017, 2016 and 2015 the Company recorded restructuring and related charges of $21.6 million, $10.5 million and $26.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the fiscal year ended July 1, 2017 were as follows (in millions):

	Balance as of July 2, 2016	Fiscal Year 2017 Charges (Releases)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of July 1, 2017
Fiscal 2017 Plan
OSP Restructuring Plan (1)	$—	$0.8	$—	$—	$0.8
Focused NSE Restructuring Plan (1) (2)	—	21.3	(16.5)	0.1	4.9
Other Plans (2)	—	0.4	(0.4)	—	—
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	8.6	(0.7)	(7.7)	—	0.2
NE and SE Agile Restructuring Plan (1)	0.8	(0.1)	(0.3)	—	0.4
Fiscal 2015 Plan
NE, SE and Shared Service Separation Restructuring Plan (1) (2)	1.4	(0.2)	(1.1)	—	0.1
Plans Prior to Fiscal 2015
NE Product Strategy Restructuring Plan (1)	1.5	—	(0.5)	(0.1)	0.9
NE Lease Restructuring Plan (2)	4.0	0.1	(1.5)	—	2.6
Other Plans (1) (2)	1.7	—	(0.6)	—	1.1
Total	$18.0	$21.6	$(28.6)	$—	$11.0

(1)	Plan type includes workforce reduction cost.

(2)	Plan type includes lease exit cost.
As of July 1, 2017 and July 2, 2016, $2.2 million and $4.7 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2017 Plans
OSP Restructuring Plan
During the fourth quarter of fiscal 2017, Management approved a plan within the OSP business segment to realign its operations and exit from the printed security product portfolio. As a result, a restructuring charge of $0.8 million was recorded for severance and employee benefits for approximately 30 employees in manufacturing and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
Focused NSE Restructuring Plan

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the third and second quarters of fiscal 2017, Management approved a plan within the NE and SE business segments as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. As a result, a restructuring charge of $21.0 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid in the second quarter of fiscal 2018.
Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation as part of the Company’s continued commitment for a more cost effective organization. As a result, approximately 170 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2018.
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Company’s ongoing commitment for an agile and more efficient operating structure. As a result, approximately 40 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the second quarter of fiscal 2018.
Fiscal 2015 Plans
NE, SE and Shared Service Separation Restructuring Plan
During the second, third and fourth quarters of fiscal 2015, Management approved a plan to eliminate certain positions in its shared services functions in connection with the Company’s plan to split into two separate public companies. Further, Management consolidated its operations, sales and R&D organizations and eliminated positions within the NE and SE segments to align to the Company’s product market strategy and lower manufacturing costs in connection with the Separation. As a result, approximately 330 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018. During the fourth quarter of fiscal 2015, Management also approved a plan in the NE and SE segment to exit the space in Roanoke, Virginia. As of July 2, 2016, the Company exited the workspace in Roanoke under the plan and all payment were paid by the end of the fourth quarter of fiscal 2017.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of July 1, 2017 was $2.6 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of July 1, 2017, the restructuring accrual for other plans that commenced prior to fiscal year 2015 was $1.1 million, which consists of immaterial accruals from various restructuring plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Domestic	$94.7	$(110.9)	$(173.1)
Foreign	91.9	65.0	67.8
Income (loss) before income taxes	$186.6	$(45.9)	$(105.3)
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Federal:
Current	$—	$—	$0.1
Deferred	1.0	(26.2)	2.3
	1.0	(26.2)	2.4
State:
Current	0.2	—	(0.1)
Deferred	—	(1.5)	0.1
	0.2	(1.5)	—
Foreign:
Current	18.0	21.3	17.9
Deferred	2.1	10.9	5.8
	20.1	32.2	23.7
Total income tax expense	$21.3	$4.5	$26.1
The federal deferred tax expense primarily relates to the amortization of tax deductible goodwill. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax expense primarily relates to the use of deferred tax assets in profitable foreign jurisdictions.
There was no material tax benefit associated with exercise of stock options for the fiscal years ended July 1, 2017, July 2, 2016 and June 27, 2015.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Income tax expense (benefit) computed at federal statutory rate	$65.3	$(16.1)	$(36.8)
Goodwill impairment	—	19.4	—
Intraperiod allocation	—	(20.7)	—
Foreign rate differential	(6.6)	(2.0)	(2.3)
Valuation allowance	(27.4)	18.2	56.7
Research and experimentation benefits and other tax credits	(1.4)	(1.1)	(0.9)
Reversal of previously accrued taxes	(0.2)	—	(0.8)
Permanent items	(9.1)	6.7	8.0
Other	0.7	0.1	2.2
Income tax expense	$21.3	$4.5	$26.1
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Gross deferred tax assets:
Tax credit carryforwards	$150.6	$141.0	$131.4
Net operating loss carryforwards	1,875.4	1,846.3	2,226.1
Capital loss carryforwards	102.4	145.9	4.1
Inventories	5.4	6.1	6.7
Accruals and reserves	30.3	27.4	30.2
Investments	0.7	34.4	0.7
Other	51.9	60.3	55.5
Acquisition-related items	55.5	65.2	59.9
Gross deferred tax assets	2,272.2	2,326.6	2,514.6
Valuation allowance	(2,097.8)	(2,174.3)	(2,334.5)
Deferred tax assets	174.4	152.3	180.1
Gross deferred tax liabilities:
Acquisition-related items	(6.5)	(13.2)	(20.9)
Undistributed foreign earnings	(3.0)	—	(4.7)
Other	(57.3)	(31.1)	(44.5)
Deferred tax liabilities	(66.8)	(44.3)	(70.1)
Total net deferred tax assets	$107.6	$108.0	$110.0
As of July 1, 2017, the Company had federal, state and foreign tax net operating loss carryforwards of $5,115.1 million, $762.2 million and $624.0 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $103.9 million, $40.7 million and $1.4 million, respectively. Under current guidance, approximately $117.7 million of the net operating losses when realized, would have been credited to additional paid-in capital. The Company’s policy is to account for the utilization of tax attributes under a with-and-without approach. Upon the Company’s adoption of the new guidance on share-based payment awards in fiscal 2018, we expect our deferred tax assets related to the $117.7 million net operating losses to increase which will

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be offset by a corresponding increase in our valuation allowance. The tax net operating loss, tax credit and capital loss carryforwards will start to expire in calendar 2018 and at various other dates through 2037 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
U.S. income and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $373.3 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $21.5 million of U.S. income or foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The valuation allowance decreased by $76.5 million in fiscal 2017, decreased by $160.2 million in fiscal 2016, and increased by $12.7 million in fiscal 2015. The decrease during fiscal 2017 was primarily due to the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. The decrease during fiscal 2016 was primarily related to the Lumentum transaction. The increase during fiscal 2015 was primarily related to an increase in the deferred tax assets and intangible amortization. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended July 1, 2017	$2,174.3	$44.7	$(121.2)	$2,097.8
Year Ended July 2, 2016	$2,334.5	$227.5	$(387.7)	$2,174.3
Year Ended June 27, 2015	$2,321.8	$39.5	$(26.8)	$2,334.5

(1)	Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments.

(2)
Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and increases in deferred tax liabilities.

Under current guidance, approximately $514.7 million of the valuation allowance as of July 1, 2017 was attributable to pre-fiscal 2006 windfall stock option deductions, the benefit of which would have been credited to paid-in-capital if and when realized through a reduction in income tax payable. Beginning with fiscal 2006, the Company began to track the windfall stock option deductions off-balance sheet. If and when realized, the tax benefit associated with those deductions would have been credited to additional paid-in-capital. Upon the Company’s adoption of the new guidance on share-based payment awards in fiscal 2018, the benefit if realized will no longer be credited to additional paid-in capital.
During fiscal 2016, the Company recognized a tax expense of $8.9 million related to a one-time increase in valuation allowance associated with deferred tax assets transferred to Lumentum in connection with the Separation. The tax expense was partially offset by a deferred tax benefit of $9.5 million related to the write off of tax deductible goodwill and a tax benefit of $20.7 million related to the income tax intraperiod tax allocation rules for discontinued operations and other comprehensive income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of unrecognized tax benefits between June 28, 2014 and July 1, 2017 is as follows (in millions):

Balance at June 28, 2014	$38.3
Additions based on tax positions related to current year	1.9
Reductions for lapse of statute of limitations	(3.3)
Reductions due to foreign currency rate fluctuations	(0.1)
Balance at June 27, 2015	36.8
Additions based on tax positions related to current year	5.1
Reductions for lapse of statute of limitations	(0.2)
Balance at July 2, 2016	41.7
Additions based on tax positions related to current year	1.6
Additions based on tax positions related to prior year	0.9
Reduction based on tax positions related to prior year	(3.5)
Reductions for lapse of statute of limitations	(1.8)
Balance at July 1, 2017	$38.9
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at July 1, 2017 are $3.0 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2017 are $36.0 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance and are included in deferred taxes and other non-current tax liabilities, net in the Consolidated Balance Sheets.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 1, 2017 and July 2, 2016 was approximately $1.8 million and $1.7 million, respectively. During fiscal 2017, the Company’s accrued interest and penalties increased by $0.1 million primarily relating to the lapse of statute in a non-US jurisdiction. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $0.1 million.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 1, 2017:

Tax Jurisdictions	Tax Years
United States	2014 and onward
Canada	2016 and onward
China	2012 and onward
France	2014 and onward
Germany	2014 and onward
Korea	2012 and onward
United Kingdom	2016 and onward
Note 13. Stockholders' Equity
Repurchase of Common Stock
Fiscal 2017
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization expires on December 31, 2017.
During fiscal 2017, the Company repurchased approximately 10.5 million shares of common stock in open market purchases at an average price of $8.75 per share under the stock repurchase program authorized on February 1, 2016. The total purchase price of these repurchases under the stock repurchase program of $92.0 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.
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
All common shares repurchased during fiscal 2017, 2016 and 2015 under this program have been canceled and retired.
Preferred Stock
The Company’s Board of Directors has authority to issue up to 1,000,000 shares of undesignated preferred stock and to determine the powers, preferences and rights and the qualifications, limitations or restrictions granted to or imposed upon any wholly unissued shares of undesignated preferred stock and to fix the number of shares constituting any series and the designation of such series, without the consent of the Company’s stockholders. The preferred stock could be issued with voting, liquidation, dividend and other rights superior to those of the holders of common stock. Subsequent issuance of any preferred stock by the Company’s Board of Directors, under some circumstances, could have the effect of delaying, deferring or preventing a change in control.
Note 14. Stock-Based Compensation
Stock-Based Benefit Plans
Stock Option Plans
As of July 1, 2017, the Company had 8.8 million shares of stock options and Full Value Awards issued and outstanding to employees and directors under the Restated 2005 Acquisition Equity Incentive Plan (“the 2005 Plan”), Restated 2003 Equity Incentive Plan (“the 2003 Plan”), inducement grants in connection with the appointment of our new CEO in fiscal 2016 and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years after the date of grant.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On November 14, 2012, the Company’s shareholders approved two amendments to the 2003 Plan. The first amendment increased the number of shares that may be issued under this plan by 10,000,000 shares. The second amendment extended the 2003 Plan’s terms for an additional ten year period after the date of approval of the amendment. On December 5, 2014, the Company’s shareholders approved another amendment to the 2003 Plan to increase the number of shares that may be issued under the plan by 9,000,000 shares. On August 1, 2015, following the Separation, the number of shares available for grant and all outstanding awards were automatically adjusted pursuant to the terms of the 2003 Plan and the 2005 Plan.
As of July 1, 2017, 15.4 million shares of common stock, primarily under the 2003 Plan and the 2005 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the 1998 Employee Stock Purchase Plan, as amended (the “1998 Purchase Plan”). The 1998 Purchase Plan, which became effective August 1, 1998, provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of August 1, 2018 or the date on which all shares available for issuance have been sold. On August 1, 2015, following the Separation, the number of shares available for issuance was automatically adjusted pursuant to the terms of the 1998 Purchase Plan. As of July 1, 2017, 4.8 million shares remained available for issuance. The 1998 Purchase Plan provides a 5% discount and a six month look-back period.
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
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2017, 2016 and 2015 was as follows (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Cost of revenue	$3.6	$4.8	$4.2
Research and development	5.7	8.4	8.1
Selling, general and administrative	23.9	29.2	35.2
Total stock-based compensation expense	$33.2	$42.4	$47.5
Approximately $0.7 million of stock-based compensation expense was capitalized to inventory at July 1, 2017.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unless otherwise noted, share amounts and grant-date fair values for periods prior to the Separation Date represent the Company’s historical information and have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the Separation. Refer to “Note 3. Discontinued Operations” for more information about the Separation.
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
Stock Option Activity
The following is a summary of stock option activities (amount in millions except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price (1)
Balance as of June 28, 2014	3.5	$10.13
Exercised	(0.9)	7.58
Canceled	(0.1)	14.54
Balance as of June 27, 2015	2.5	10.84
Granted	1.2	5.95
Exercised	(0.7)	4.74
Canceled	(0.4)	10.52
Net adjustment due to the separation	0.5
Balance as of July 2, 2016	3.1	5.91
Granted	—	—
Exercised	(1.6)	5.66
Canceled	—	—
Balance as of July 1, 2017	1.5	$6.16

Expected to vest	1.4	$6.18
(1) Weighted average exercise price is calculated using exercise prices prior to the Separation and after the Separation.
The total intrinsic value of options exercised during the year ended July 1, 2017 was $5.9 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets. As of July 1, 2017, $1.5 million of unrecognized stock-based compensation expense related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.6 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes significant ranges of outstanding and exercisable options as of July 1, 2017, adjusted to reflect the impact of the Lumentum separation.

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$3.28 - $3.28	104,352	0.12	$3.28		104,352	0.12	$3.28
$5.74 - $5.74	132,544	0.92	5.74		132,544	0.92	5.74
$5.95 - $5.95	1,180,257	6.62	5.95		295,065	6.62	5.95
$11.82 - $11.82	107,412	1.87	11.82		107,412	1.87	11.82
	1,524,565	5.35	$6.16	$6.8	639,373	3.58	$6.46	$2.7
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.53 as of July 1, 2017, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 1, 2017 was 0.5 million.
Employee Stock Purchase Plan Activity
The expense related to the plan is recorded on a straight-line basis over the relevant subscription period.
The following summarizes the shares issued and the fair market value at purchase date, pursuant to the Company’s ESPP during the year ended July 1, 2017:

Purchase date	July 29, 2016	January 31, 2017
Shares issued	410,737	269,102
Fair market value at purchase date	$4.76	$6.77
As of July 1, 2017, there was $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. The cost will be recognized in the first quarter of fiscal 2018.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of July 1, 2017 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average grant-dated fair value
Non-vested at June 28, 2014	1.1	8.3	9.4	$13.19
Awards granted	0.7	5.3	6.0	11.78
Awards vested	(0.8)	(4.4)	(5.2)	12.96
Awards forfeited	—	(1.4)	(1.4)	13.10
Non-vested at June 27, 2015	1.0	7.8	8.8	12.36
Awards granted	0.7	6.1	6.8	5.75
Awards vested	(0.7)	(4.8)	(5.5)	6.01
Awards forfeited	(0.4)	(1.8)	(2.2)	7.89
Net adjustment due to the separation	0.4	1.1	1.5
Non-vested at July 2, 2016	1.0	8.4	9.4	6.55
Awards granted	0.6	3.7	4.3	7.86
Awards vested	(0.6)	(4.5)	(5.1)	6.66
Awards forfeited	—	(1.3)	(1.3)	6.83
Non-vested at July 1, 2017	1.0	6.3	7.3	$7.17

(1)
Performance Shares refer to the Company’s MSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder return performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2017, 2016 and 2015 were estimated to be $3.3 million, $3.7 million and $9.4 million respectively, and were calculated using a Monte Carlo simulation.

As of July 1, 2017, $31.4 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.75 years.
Full Value Awards are converted into shares upon vesting. Shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. During fiscal 2017, 2016 and 2015, the Company paid $14.3 million, $11.4 million and $22.1 million, respectively, and classified the payments as operating cash outflows in the Consolidated Statements of Cash Flows.
Valuation Assumptions
The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Volatility of common stock	33.2%	33.8%	40.8%
Average volatility of peer companies	36.9%	52.9%	53.4%
Average correlation coefficient of peer companies	0.1856	0.1103	0.2156
Risk-free interest rate	0.7%	0.8%	0.6%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company estimates the fair value of Stock Options and ESPP using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Stock Options	Employee Stock Purchase Plans
	July 2, 2016	July 1, 2017	July 2, 2016	June 27, 2015
Expected term (in years)	5.2	0.5	0.5	0.5
Expected volatility	42.3%	33.4%	45.7%	37.9%
Risk-free interest rate	1.2%	0.5%	0.4%	0.1%
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
Note 15. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,000 in calendar year 2017 as set by the Internal Revenue Service.
For all eligible participants who have completed 180 days of service with Viavi, the 401(k) Plan provided for a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.1 million, $4.7 million, and $4.8 million in fiscal 2017, 2016 and 2015, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 1, 2017, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions are expected in fiscal 2018, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
Pension Benefits	2017	2016	2015
Service cost	$0.3	$0.2	$0.2
Interest cost	2.1	3.0	3.7
Expected return on plan assets	(1.1)	(1.5)	(1.6)
Recognized net actuarial losses	1.9	0.7	0.4
Provision for legal proceeding	—	8.4	—
Net periodic cost	$3.2	$10.8	$2.7
The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2018 is $1.4 million. Refer to “Note 16. Commitments and Contingencies” for further information on the provision for legal proceeding.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	2017	2016
Change in benefit obligation
Benefit obligation at beginning of year	$134.6	$121.2
Service cost	0.3	0.2
Interest cost	2.1	3.0
Actuarial (gains) losses	(1.2)	14.5
Benefits paid	(4.2)	(4.7)
Provision for legal proceeding	—	8.4
Foreign exchange impact	1.8	(8.0)
Benefit obligation at end of year	$133.4	$134.6
Change in plan assets
Fair value of plan assets at beginning of year	$27.2	$30.2
Actual return on plan assets	2.0	1.8
Employer contributions	4.0	4.6
Benefits paid	(4.2)	(4.7)
Foreign exchange impact	(0.7)	(4.7)
Fair value of plan assets at end of year	$28.3	$27.2
Funded status	$(105.1)	$(107.4)
Accumulated benefit obligation	$133.0	$133.9

	Pension Benefit Plans
	2017	2016
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$6.8	$5.5
Non-current liabilities	98.3	101.9
Net amount recognized at end of year	$105.1	$107.4
Amount recognized in accumulated other comprehensive income (loss) at end of year:
Actuarial losses, net of tax	$(21.8)	$(24.4)
Net amount recognized at end of year	$(21.8)	$(24.4)
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$0.7	$(10.6)
Amortization of accumulated net actuarial losses	1.9	0.7
Total recognized in other comprehensive income (loss)	$2.6	$(9.9)
As of July 1, 2017 and July 2, 2016, the liability balances related to the post retirement benefit plan were $1.1 million and $1.1 million respectively. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2017, the Company contributed GBP 0.5 million or approximately USD 0.6 million, while in fiscal 2016, the Company contributed GBP 0.5 million or approximately USD 0.7 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	2017	2016	2015
Weighted-average assumptions used to determine net period cost:
Discount rate	2.1%	2.1%	3.0%
Expected long-term return on plan assets	4.8	5.3	5.8
Rate of pension increase	2.2	2.3	2.3

Weighted-average assumptions used to determine benefit obligation at end of year:
Discount rate	2.0%	1.7%	2.6%
Rate of pension increase	2.3	2.1	2.2
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the U.K. plan assets at fair value and the percentage of assets allocations as of July 1, 2017 (in millions, except percentage data):

				Fair value measurement as of
				July 1, 2017
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	40%	$11.7	41.3%	$—	$11.7
Fixed income	40%	10.7	37.8%	—	10.7
Other	20%	5.8	20.5%	—	5.8
Cash		0.1	0.4%	0.1	—
Total assets		$28.3	100.0%	$0.1	$28.2
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 2, 2016 (in millions, except percentage data).

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

(in millions)	Pension Benefit Plans
2018	$7.5
2019	6.1
2020	5.5
2021	5.7
2022	6.1
2023 - 2027	29.7
Thereafter	44.5
Total	$105.1
Timing of the payment relating to the legal proceeding, which is included in the above table under “Thereafter,” is not yet determined. Refer to “Note 16. Commitments and Contingencies” for further information.
Note 16. Commitments and Contingencies
Operating Leases
The Company leases certain real and personal property from unrelated third parties under non-cancelable operating leases that expire at various dates through fiscal 2023. Certain leases require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of July 1, 2017, future minimum annual lease payments under non-cancelable operating leases were as follows (in millions):

2018	$18.8
2019	16.7
2020	12.2
2021	10.1
2022	6.1
Thereafter	0.5
Total minimum operating lease payments	$64.4
Included in the future minimum lease payments table above is $3.7 million related to lease commitments in connection with the Company’s restructuring and related activities. Refer to “Note 11. Restructuring and Related Charges” for more information.
The aggregate future minimum rentals to be received under non-cancelable subleases totaled $2.9 million as of July 1, 2017. Rental expense relating to building and equipment was $12.1 million, $13.8 million and $14.3 million in fiscal 2017, 2016 and 2015, respectively.
Purchase Obligations
Purchase obligations of $56.8 million as of July 1, 2017, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
As of July 1, 2017, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $3.9 million was included in Other non-current liabilities. As of July 2, 2016, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $4.0 million was included in Other non-current liabilities.
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
As of July 1, 2017, $0.8 million was included in Other current liabilities, and $23.9 million was included in Other non-current liabilities. As of July 2, 2016, $0.8 million was included in Other current liabilities, and $24.7 million was included in Other non-current liabilities.

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of July 1, 2017 and July 2, 2016.
Outstanding Letters of Credit and Performance Bonds
As of July 1, 2017, the Company had standby letters of credit of $15.3 million and performance bonds of $2.7 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal years 2017 and 2016 (in millions):

	Year Ended
	July 1, 2017	July 2, 2016
Balance as of beginning of period	$4.9	$3.7
Provision for warranty	4.2	3.9
Utilization of reserve	(3.8)	(3.3)
Adjustments related to pre-existing warranties (including changes in estimates)	0.5	0.6
Balance as of end of period	$5.8	$4.9
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. Prior to this decision, the Company, in consultation with outside legal counsel, believed that the pension deed of trust document was invalid or, alternatively, that the subsequent rectification should be applied retroactively. Under both scenarios, the Company believed that the likelihood of an increase in plan benefits was remote. While the Company is pursuing other legal arguments in this matter, such as appealing the court decision and pursuing a claim against the U.K. law firm responsible for the error, the Company determined that the likelihood of loss to be probable as of July 2, 2016 and July 1, 2017 and estimated the increase in liability to range from GBP 5.7 million

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(USD 7.4 million) to GBP 8.4 million (USD 10.9 million). The Company accrued GBP 5.7 million (USD 7.4 million), in accordance with authoritative guidance on contingencies. The accrual is included as a component of selling, general and administrative expense and included in pension and post-employment benefits, which is a component of other non-current liabilities, in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively.
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
SE solutions are embedded systems that yield network, service and application performance data. These solutions—including instruments, microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.
(iii) Optical Security and Performance Products (“OSP”):
OSP provides innovative, precision, high performance optical products for anti-counterfeiting, government, industrial, automotive and consumer electronic markets, including 3D sensing applications.
Changes to Segment Reporting
Following the Separation in the first quarter of fiscal 2016, the Company made changes to its segment measures to reflect how the CODM manages the business post-separation as described below.
The CODM manages the Company in two broad business categories: Network and Service Enablement ("NSE") and OSP. NSE operates in two segments, NE and SE, whereas OSP operates as a single segment. The CODM evaluates segment performance of the NSE business based on NE and SE segment gross margin and NSE operating margin as a whole. Operating expenses associated with the NSE business are not allocated to the NE and SE segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on OSP segment operating margin. In addition, prior to the first quarter of fiscal 2016, the Company did not allocate certain corporate-level operating expenses associated with its shared-service function to its segment results. Beginning in the first quarter of fiscal 2016, the Company has allocated these corporate-level operating expenses to its segment results, with the exception of certain non-core operating and non-operating activities as discussed below.
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related charges, impairment of goodwill, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because Management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Reconciling Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
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
The segment information for all periods presented has been revised to be comparable with the changes implemented in the first quarter of fiscal 2016 in the Company’s segment reporting measures.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on reportable segments is as follows (in millions):

	Year Ended July 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$444.0	$135.2	$579.2	$232.2	$811.4	$—	$811.4

Gross profit	286.3	86.2	372.5	133.8	506.3	(20.3)	486.0
Gross margin	64.5%	63.8%	64.3%	57.6%	62.4%		59.9%

Operating income			7.3	100.3	107.6	(94.0)	13.6
Operating margin			1.3%	43.2%	13.3%		1.7%

	Year Ended July 2, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$504.6	$153.6	$658.2	$248.1	$906.3	$—	$906.3

Gross profit	329.7	99.4	429.1	143.1	572.2	(22.5)	549.7
Gross margin	65.3%	64.7%	65.2%	57.7%	63.1%		60.7%

Operating income (loss)			12.7	102.9	115.6	(199.9)	(84.3)
Operating margin			1.9%	41.5%	12.8%		(9.3)%

	Year Ended June 27, 2015
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$506.8	$174.3	$681.1	$192.8	$873.9	$—	$873.9

Gross profit	333.9	119.2	453.1	104.3	557.4	(37.3)	520.1
Gross margin	65.9%	68.4%	66.5%	54.1%	63.8%		59.5%

Operating income (loss)			(0.1)	68.1	68.0	(143.8)	(75.8)
Operating margin			—%	35.3%	7.8%		(8.7)%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Corporate reconciling items impacting gross profit:
Total segment gross profit	$506.3	$572.2	$557.4
Stock-based compensation	(3.6)	(4.8)	(4.2)
Amortization of intangibles	(14.3)	(17.3)	(31.9)
Other charges unrelated to core operating performance	(2.4)	(0.4)	(1.2)
GAAP gross profit	$486.0	$549.7	$520.1

Corporate reconciling items impacting operating income:
Total segment operating income	$107.6	$115.6	$68.0
Stock-based compensation	(33.2)	(42.4)	(47.5)
Amortization of intangibles	(28.3)	(31.9)	(51.4)
Impairment of goodwill	—	(91.4)	—
Other charges unrelated to core operating performance (1)(2)(3)	(10.9)	(23.7)	(18.1)
Restructuring and related charges	(21.6)	(10.5)	(26.8)
GAAP operating income (loss) from continuing operations	$13.6	$(84.3)	$(75.8)

(1)
During the year ended July 1, 2017, other charges unrelated to core operating performance primarily consisted of $5.7 million loss on disposal of long-lived assets and $1.5 million of Viavi-specific charges related to the Separation.

(2)
During the year ended July 2, 2016, other charges unrelated to core operating performance primarily consisted of (a) an $8.4 million charge related to a litigation ruling impacting our U.K. pension obligation, (b) $5.0 million of Viavi-specific charges related to the Separation and (c) $3.5 million of non-recurring incremental severance and related costs upon the exit of a key executive.

(3)
During the year ended June 27, 2015, other charges unrelated to core operating performance primarily consisted of $9.8 million of Viavi-specific charges related to the Separation and $3.6 million IPR&D impairment charge for an ongoing project related to the fiscal 2014 acquisition of Trendium as discussed in “Note 9. Acquired Developed Technology and Other Intangibles.”

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Years Ended
	July 1, 2017		July 2, 2016		June 27, 2015
Americas:
United States	$307.3	37.9%	$396.6	43.8%	$424.3	48.5%
Other Americas	71.3	8.8%	$66.0	7.3%	$62.5	7.2%
Total Americas	$378.6	46.7%	$462.6	51.1%	$486.8	55.7%

Asia-Pacific
Greater China	$100.8	12.4%	$103.2	11.3%	$83.1	9.5%
Other Asia	72.4	8.9%	63.1	7.0%	61.4	7.0%
Total Asia-Pacific	$173.2	21.3%	$166.3	18.3%	$144.5	16.5%

EMEA:
Switzerland	$124.0	15.3%	$135.6	15.0%	$97.7	11.2%
Other EMEA	135.6	16.7%	141.8	15.6%	144.9	16.6%
Total EMEA	$259.6	32.0%	$277.4	30.6%	$242.6	27.8%

Total net revenue	$811.4	100.0%	$906.3	100.0%	$873.9	100.0%
Following the separation from Lumentum, one customer served by our OSP segment generated 10% or more of Viavi net revenue from continuing operations during fiscal 2017, 2016 and 2015 as summarized below (in millions):

	Years Ended
	July 1, 2017	July 2, 2016	June 27, 2015
Customer A - OSP customer	$166.8	$190.1	$143.0
Property, plant and equipment, net were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 1, 2017	July 2, 2016
United States	$76.0	$85.6
Other Americas	4.4	4.3
China	41.1	27.3
Other Asia-Pacific	5.0	4.8
Germany	7.9	7.9
Other EMEA	2.5	3.1
Total property, plant and equipment, net	$136.9	$133.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2017 and 2016 (in millions, except per share data):

	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016	July 2, 2016	April 2, 2016	January 2, 2016	October 3, 2015
	(1) (2)	(2)	(2)	(2)	(1)(2)(3)	(1)(2)	(1)	(1)
Net revenue	$198.1	$196.0	$206.5	$210.8	$224.1	$220.4	$232.1	$229.7
Gross profit	119.2	117.0	124.7	125.1	136.1	131.3	141.8	140.5
Net income(loss) from continuing operations, net of tax	12.1	26.0	49.2	78.0	(64.5)	28.8	1.0	(15.7)
Net income (loss) from discontinued operations, net of tax	1.6	—	—	—	(3.4)	5.0	3.0	(53.4)
Net income (loss)	$13.7	$26.0	$49.2	$78.0	$(67.9)	$33.8	$4.0	$(69.1)

Net income (loss) per share from - basic:
Continuing operations (4)	$0.05	$0.11	$0.21	$0.34	$(0.28)	$0.13	$0.01	$(0.07)
Discontinued operations (4)	0.01	—	—	—	(0.01)	0.02	0.01	(0.22)
Net income (loss) (4)	$0.06	$0.11	$0.21	$0.34	$(0.29)	$0.15	$0.02	$(0.29)

Net income (loss) per share from - diluted:
Continuing operations (4)	$0.05	$0.11	$0.21	$0.33	$(0.28)	$0.12	$0.01	$(0.07)
Discontinued operations (4)	0.01	—	—	—	(0.01)	0.02	0.01	(0.22)
Net income (loss) (4)	$0.06	$0.11	$0.21	$0.33	$(0.29)	$0.14	$0.02	$(0.29)

Shares used in per-share calculation (basic)	227.3	229.4	230.5	232.4	232.7	232.0	234.9	236.0
Shares used in per-share calculation (diluted)	232.5	234.6	234.2	236.8	232.7	234.6	237.1	236.0

(1)
During the first quarter of fiscal 2016, we completed the Separation. As a result, the operations of the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Statement of Operations.

(2)
During fiscal year ended 2017 and 2016, the Company recorded $203.0 million and $71.5 million, respectively, gain on sale of Lumentum common stock which was retained as part of the Separation of Lumentum. Refer to “Note 7. Investments, Forward Contracts and Fair Value Measurements” for more information.

(3)	During the fourth quarter of fiscal 2016, the Company recorded a $91.4 million goodwill impairment charge related to the SE reporting unit.

(4)
Net income (loss) per share is computed independently for each of the fiscal quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts may not equal the annual basic and diluted net income (loss) per share amount for the full fiscal years.

Note 19. Subsequent Events
Repurchase of Common Stock
Subsequent to our fiscal year ended July 1, 2017, the Company repurchased approximately 0.3 million shares of common stock purchases at an average price of $10.58 per share under the stock repurchase program authorized on February 1, 2016. All common shares repurchased have been canceled and retired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Repurchase of 2033 Notes
Subsequent to our fiscal year ended July 1, 2017, the Company repurchased $146.5 million of our 2033 Notes for $162.0 million in cash.
Acquisition of Trilithic, Inc.
On August 9, 2017, the Company acquired Trilithic, Inc. (“Trilithic”), a privately-held provider of electronic test and measurement equipment for telecommunications service providers and will be part of NE operating segment. The Company acquired Trilithic for $55.0 million in cash, net of cash acquired, subject to working capital adjustments. The acquisition will be accounted for as a business combination in accordance with the authoritative guidance.
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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
Our management is responsible for establishing and maintaining disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) for our Company to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act was (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosures. Our management, under the supervision and with participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 1, 2017.
(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of July 1, 2017.
The effectiveness of the Company’s internal control over financial reporting as of July 1, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K under Item 8.
(c)   REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROLS OVER FINANCIAL REPORTING
As described in Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended July 2, 2016 and Item 4 of our fiscal 2017 Form 10-Qs, we identified a material weakness related to the design of certain internal controls related to the accounting for the interim income tax provision. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.
During fiscal 2017, in response to the material weakness identified, management has evaluated the design and operating effectiveness of internal controls related to the interim income tax provision and has implemented additional controls related to the preparation and review of the interim income tax provision.
During fiscal 2017, management tested the remedial controls related to the material weakness described above for a sufficient period of time and management has concluded, through testing, that by the end of the fourth quarter of fiscal 2017, these controls were operating effectively. Therefore, we have concluded that the material weakness previously identified in the Company’s internal control over financial reporting has been remediated as of July 1, 2017.
(d)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There have been no changes in our internal control over financial reporting as defined in Exchange Act Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION
On August 25, 2017, the Compensation Committee of the Board of Directors approved the grant of 90,000 performance-based RSUs (“PSUs”) to Mr. Khaykin and 45,000 PSUs to Mr. Maletira, in each case, effective as of August 28, 2017, pursuant to the Company’s 2003 Plan. The PSUs will vest upon achievement of a Network and Service Enablement ("NSE") operating income margin rate target (the “Achievement Metric”) for two consecutive quarters within the period commencing on the first day of the second quarter of fiscal year 2018 and ending on the last day of the third quarter of fiscal year 2019 (the “Measurement Period”). If the Achievement Metric is determined by the Compensation Committee to have been satisfied, 50% of each executive officer’s PSUs will vest on such determination date; 25% of each executive officer’s PSUs will vest 24 months from the first day of the Measurement Period; and 25% of each executive officer’s PSUs will vest 36 months from the first day of the Measurement Period. The vested PSUs will be settled for shares of Company common stock as soon as practicable following the date on which PSUs vest.  The vesting and settlement of the PSUs is subject to the executive officer being continually employed through each vesting date.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 1, 2017. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
The Company has adopted the “Viavi Code of Business Conduct” as its code of ethics, which is applicable to all employees, officers and directors of the Company. The full text of the Viavi Code of Business Conduct is available under Corporate Governance Information which can be found under the Investors tab on the Company’s website at www.viavisolutions.com.
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our investor relations website under the heading “Governance-Governance Documents” at http://investor.viavisolutions.com/corporate-governance/default.aspx.
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

(3)	Exhibits:
See Item 15(b)

(b) Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Agreement and Plan of Merger, dated December 6, 2013, by and among NI Holdings I, Inc., a Delaware corporation, the Company, Jade Acquisition I, Inc., a Delaware corporation and wholly owned subsidiary of the Company, Thoma Bravo, LLC, a Delaware limited liability company, solely in its capacity as Representative for NI Holdings’ stockholders, Thoma Bravo Fund X, L.P., a Delaware limited partnership, and Thoma Bravo Fund X-A., L.P., a Delaware limited partnership.	8-K	2.1	12/11/2013
2.2	Contribution Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	2.1	8/5/2015
2.3	Membership Interest Transfer Agreement by and between JDS Uniphase Corporation and Lumentum Inc.	8-K	2.2	8/5/2015
2.4	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Restated Certificate of Incorporation	8-K	3.1	11/18/2013
3.2	Certificate of Amendment to Restated Certificate of Incorporation	8-K	3.1	8/5/2015
3.5	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.1	6/1/2016
4.1	Indenture, dated as of August 21, 2013, between JDS Uniphase Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	8/21/2013
4.2	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/2013
4.3	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	4.1	8/5/2015
4.4	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017

4.5	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2	3/6/2017
10.1	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2	Amended and Restated 1993 Flexible Stock Incentive Plan (Amended and Restated as of November 9, 2001)	10-Q	10.1	2/11/2002
10.3	Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/25/2015
10.4	Amended and Restated 1999 Canadian Employee Stock Purchase Plan (Amended and Restated as of July 31, 2002)	10-K	10.4	9/17/2002
10.5	Restated 2005 Acquisition Equity Incentive Plan	10-K	10.5	8/25/2015
10.6	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/2005
10.7	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/2005
10.9	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.10	Restated 2003 Equity Incentive Plan	10-K	10.10	8/25/2015
10.11	Separation Agreement and General Release between Viavi Solutions Inc. and Thomas Waechter dated August 13, 2015	8-K	10.1	8/19/2015
10.12	Employment Agreement between Viavi Solutions Inc. and Richard Belluzzo dated August 19, 2015	8-K	10.2	8/19/2015
10.13	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.14	Employee Matters Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	10.2	8/5/2015
10.15	Intellectual Property Matters Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	10.3	8/5/2015
10.16	Viavi Solutions Inc. 2015 Change of Control Benefits Plan, effective June 20, 2017	8-K	10.1	12/17/2015
10.17	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S)	10-K	10.20	8/31/2010
10.18	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S)	10-K	10.24	8/31/2010
10.19	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/2015
10.20	Settlement Agreement, dated September 30, 2015 by and among Viavi Solutions Inc. and each of the signatories identified therein	8-K	10.1	10/1/2015
10.21	Viavi Solutions Inc. 2016 MSU Policy Summary	8-K	10.1	8/24/2015
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X

101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation	X

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2017	VIAVI SOLUTIONS INC.

	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 29, 2017
Oleg Khaykin	(Principal Executive Officer)

/s/ AMAR MALETIRA	Executive Vice President and Chief Financial Officer	August 29, 2017
Amar Maletira	(Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 29, 2017
Richard Belluzzo

/s/ KEITH BARNES	Director	August 29, 2017
Keith Barnes

/s/ TOR BRAHAM	Director	August 29, 2017
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 29, 2017
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 29, 2017
Donald Colvin

/s/ MASOOD JABBAR	Director	August 29, 2017
Masood Jabbar

/s/ PAMELA STRAYER	Director	August 29, 2017
Pamela Strayer