Form 10-Q
period 2017-09-30
VIAVI SOLUTIONS INC.
filed 2017-11-08
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 America Center Drive, 6th Floor, San Jose, California 95002
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

As of October 27, 2017 the Registrant had 227,421,473 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Revenues:
Product revenue	$171.9	$188.3
Service revenue	23.3	22.5
Total net revenues	195.2	210.8
Cost of revenues:
Product cost of revenues	63.5	68.6
Service cost of revenues	11.4	13.3
Amortization of acquired technologies	4.1	3.8
Total cost of revenues	79.0	85.7
Gross profit	116.2	125.1
Operating expenses:
Research and development	29.1	36.1
Selling, general and administrative	72.5	75.4
Amortization of other intangibles	3.1	3.5
Restructuring and related charges	1.5	—
Total operating expenses	106.2	115.0
Income from operations	10.0	10.1
Interest and other income, net	0.2	1.3
Gain on sale of investments	—	81.5
Interest expense	(12.5)	(9.2)
(Loss) income before taxes	(2.3)	83.7
Provision for income taxes	2.5	5.7
Net (loss) income	$(4.8)	$78.0

Net (loss) income per share:
Basic	$(0.02)	$0.34
Diluted	$(0.02)	$0.33

Shares used in per-share calculation - basic	228.1	232.4
Shares used in per-share calculation - diluted	228.1	236.8
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
Net (loss) income	$(4.8)	$78.0
Other comprehensive income:
Net change in cumulative translation adjustment, net of tax	10.2	3.4
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	—	84.4
Less: reclassification adjustments included in net (loss) income	—	(81.5)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.4	0.5
Net change in accumulated other comprehensive loss	10.6	6.8
Comprehensive income	$5.8	$84.8

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)(unaudited)

	September 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$792.7	$1,004.4
Short-term investments	430.9	432.2
Restricted cash	7.5	11.2
Accounts receivable, net	121.2	120.4
Inventories, net	68.9	48.0
Prepayments and other current assets	47.9	50.8
Total current assets	1,469.1	1,667.0
Property, plant and equipment, net	140.2	136.9
Goodwill	169.4	151.6
Intangibles, net	50.8	31.1
Deferred income taxes	113.7	109.5
Other non-current assets	14.7	14.4
Total assets	$1,957.9	$2,110.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40.5	$32.6
Accrued payroll and related expenses	45.7	43.8
Deferred revenue	54.3	60.2
Accrued expenses	29.1	30.8
Current portion of long-term debt	443.3	—
Other current liabilities	54.1	61.4
Total current liabilities	667.0	228.8
Long-term debt, net of current portion	358.8	931.4
Other non-current liabilities	165.8	163.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at September 30, 2017 and July 1, 2017, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 228 million shares at September 30, 2017 and 228 million shares at July 1, 2017, issued and outstanding	0.2	0.2
Additional paid-in capital	70,168.4	70,184.4
Accumulated deficit	(69,320.5)	(69,305.8)
Accumulated other comprehensive loss	(81.8)	(92.4)
Total stockholders’ equity	766.3	786.4
Total liabilities and stockholders’ equity	$1,957.9	$2,110.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2017	October 1, 2016
OPERATING ACTIVITIES:
Net (loss) income	$(4.8)	$78.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	8.4	7.9
Amortization of acquired technologies and other intangibles	7.2	7.3
Stock-based compensation	7.5	8.7
Amortization of debt issuance costs and accretion of debt discount	9.8	7.5
Amortization of discount and premium on investments, net	(0.1)	0.1
Gain on sale of investments	—	(81.5)
Loss on disposal of assets	0.8	0.5
Loss on extinguishment of debt	3.6	—
Other	0.7	0.2
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	3.8	(17.2)
Inventories	(11.0)	3.0
Other current and non-currents assets	3.4	(8.1)
Accounts payable	4.5	(10.2)
Income taxes payable	(5.3)	1.2
Deferred revenue, current and non-current	(8.3)	(12.2)
Deferred taxes, net	(0.1)	(0.4)
Accrued payroll and related expenses	(1.7)	(2.7)
Accrued expenses and other current and non-current liabilities	(7.4)	32.8
Net cash provided by operating activities	11.0	14.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(150.4)	(233.7)
Maturities of available-for-sale investments	140.6	86.8
Sales of available-for-sale investments	11.2	157.8
Changes in restricted cash	4.2	0.9
Capital expenditures	(8.4)	(11.6)
Proceeds from the sale of assets	0.9	1.4
Acquisition of business, net of cash acquired	(55.3)	—
Net cash (used in) provided by investing activities	(57.2)	1.6

FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(9.2)	(25.5)
Withholding tax payment on vesting of restricted stock awards	(5.2)	(4.6)
Repurchase and redemption of convertible debt	(162.0)	—
Payment of financing obligations	(0.7)	(0.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.5	3.3
Net cash used in financing activities	(174.6)	(27.0)

Effect of exchange rates on cash and cash equivalents	9.1	1.9
Net decrease in cash and cash equivalents	(211.7)	(8.6)
Cash and cash equivalents at the beginning of the period	1,004.4	482.9
Cash and cash equivalents at the end of the period	$792.7	$474.3

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“Viavi” also referred to as “the Company”, “we”, “our” and “us”) as of September 30, 2017 and for the three months ended September 30, 2017 and October 1, 2016 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2017.
The balance sheet as of July 1, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2017 and October 1, 2016 may not be indicative of results for the fiscal year ending June 30, 2018 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2018 is a 52-week year ending on June 30, 2018. The Company’s fiscal 2017 was a 52-week year ending on July 1, 2017.
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

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers. This new guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This new guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this new guidance by one year to December 15, 2017 for annual reporting periods beginning after such date.The Company will adopt the guidance in the first quarter of fiscal 2019 using the full retrospective method, reflecting the application of the new standard in each prior reporting period.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	September 30, 2017	October 1, 2016
Numerator:
Net (loss) income	$(4.8)	$78.0
Denominator:
Weighted-average number of common shares outstanding
Basic	228.1	232.4
Effect of dilutive securities from stock-based benefit plans	—	4.4
Diluted	228.1	236.8

Net (loss) income per share:
Basic	$(0.02)	$0.34
Diluted	$(0.02)	$0.33
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 30, 2017 (1) (2)	October 1, 2016 (1)
Stock options and ESPP	1.7	1.6
Restricted Stock Units	8.0	2.0
Total potentially dilutive securities	9.7	3.6
(1)  The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debt” for more details.

(2)  The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 10. Debt” for more details.

Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the three months ended September 30, 2017 the changes in accumulated other comprehensive loss by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (1)	Total
Beginning balance as of July 1, 2017	$(5.3)	$(65.3)	$(21.8)	$(92.4)
Other comprehensive income before reclassification	—	10.2	—	10.2
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.4	0.4
Net current-period other comprehensive income	—	10.2	0.4	10.6
Ending balance as of September 30, 2017	$(5.3)	$(55.1)	$(21.4)	$(81.8)

(1) The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the three months ended September 30, 2017. There was no tax impact for the three months ended September 30, 2017. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Mergers and Acquisitions
On August 9, 2017, the Company completed the acquisition of Trilithic, Inc. (“Trilithic”), a privately-held provider of electronic test and measurement equipment for telecommunications service providers. The Company acquired all outstanding shares of Trilithic for $55.5 million in cash, subject to working capital adjustments. The Trilithic acquisition is being integrated into the Company’s Network Enablement (“NE”) segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations. Therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date, and acquisition-related costs totaling $0.9 million were included in selling, general, and administrative expenses in the Company’s Consolidated Statement of Operations during the three months ended September 30, 2017.

The purchase price was allocated as follows (in millions) :

Net tangible assets acquired	$11.8
Intangible assets acquired:
Developed technology	15.5
Customer relationships	11.0
Other	0.3
Goodwill	16.9
Total purchase price	$55.5
The amounts above are considered preliminary and are subject to change once the Company receives additional information it believes is necessary to finalize its determination of the fair value of certain assets acquired in the acquisition.
 The following table summarizes the components of the tangible assets acquired at fair value (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash	$0.2
Accounts receivable	3.2
Inventory	10.1
Property and equipment	1.2
Accounts payable	(1.7)
Other liabilities, net of other assets	(1.2)
Net tangible assets acquired	$11.8
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, and other intangible assets was determined based on an income approach using the discounted cash flow method. The intangible assets are being amortized over their estimated useful lives that range from three to five years for the acquired developed technology and customer relationships.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Trilithic. Goodwill has been assigned to the NE segment and is not deductible for tax purposes. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.
Trilithic’s results of operations have been included in the Company’s consolidated financial statements subsequent to the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	September 30, 2017	July 1, 2017
Allowance for doubtful accounts	$1.7	$1.6
Sales allowance	2.0	3.4
Total accounts receivable reserves and allowances	$3.7	$5.0
The activities and balances for allowance for doubtful accounts are as follows (in millions):

	July 1, 2017	Acquisition of Trilithic (1)	Charged to Costs and Expenses	Adjustments	September 30, 2017
Allowance for doubtful accounts	$1.6	0.1	—	—	$1.7
 (1) See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
Inventories, net
The components of inventories, net were as follows (in millions):

	September 30, 2017	July 1, 2017
Finished goods	$33.6	$24.9
Work in process	14.4	10.3
Raw materials	20.9	12.8
Inventories, net	$68.9	$48.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	September 30, 2017	July 1, 2017
Prepayments	$8.9	$8.3
Other current assets	39.0	42.5
Prepayments and other current assets	$47.9	$50.8
Other current liabilities
The components of other current liabilities were as follows (in millions):

	September 30, 2017	July 1, 2017
Customer prepayments	35.5	35.2
Restructuring accrual	6.8	8.8
Income tax payable	1.5	3.3
Warranty accrual	3.4	2.9
VAT liabilities	1.4	2.2
Deferred compensation plan	2.1	2.0
Other	3.4	7.0
Other current liabilities	$54.1	$61.4
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 30, 2017	July 1, 2017
Pension and post-employment benefits	$102.3	$99.4
Financing obligation	27.7	27.8
Long-term deferred revenue	12.6	14.0
Other	23.2	22.7
Other non-current liabilities	$165.8	$163.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale securities. As of September 30, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$88.5	$—	$(0.1)	$88.4
U.S. agencies	13.9	—	(0.1)	13.8
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	62.7	—	(0.4)	62.3
Corporate securities	330.4	0.1	(0.1)	330.4
Total available-for-sale debt securities	$499.9	$0.1	$(0.7)	$499.3
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of September 30, 2017, of the total estimated fair value, $69.8 million was classified as cash equivalents, $428.8 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
 In addition to the amounts presented above, as of September 30, 2017, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.1 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $1.4 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income, net.
During the three months ended September 30, 2017 and October 1, 2016, the Company recorded no other-than-temporary impairment charges in each respective period.
As of September 30, 2017, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$384.9	$384.8
Amounts maturing in 1 - 5 years	114.0	113.8
Amounts maturing in more than 5 years	1.0	0.7
Total debt available-for-sale securities	$499.9	$499.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of July 1, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$56.8	$—	$(0.1)	$56.7
U.S. agencies	45.0	—	(0.1)	44.9
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	71.5	—	(0.4)	71.1
Corporate securities	326.1	0.1	(0.2)	326.0
Certificates of deposit	6.0	—	—	6.0
Total available-for-sale securities	$509.8	$0.1	$(0.8)	$509.1
As of July 1, 2017, of the total estimated fair value, $78.2 million was classified as cash equivalents, $430.2 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
In addition to the amounts presented above, as of July 1, 2017, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $2.0 million, of which $0.5 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $1.2 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in Interest and other income, net.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of September 30, 2017 and July 1, 2017 are summarized below (in millions):

	Fair value measurement as of			Fair value measurement as of
	September 30, 2017			July 1, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$88.4	$88.4	$—	$56.7	$56.7	$—
U.S. agencies	13.8	—	13.8	44.9	—	44.9
Municipal bonds and sovereign debt instruments	4.4	—	4.4	4.4	—	4.4
Asset-backed securities	62.3	—	62.3	71.1	—	71.1
Corporate securities	330.4	—	330.4	326.0	—	326.0
Certificate of deposits	—	—	—	6.0	—	6.0
Total debt available-for-sale securities	499.3	88.4	410.9	509.1	56.7	452.4
Money market funds	530.5	530.5	—	726.4	726.4	—
Trading securities	2.1	2.1	—	2.0	2.0	—
Foreign currency forward contracts	4.0	—	4.0	7.3	—	7.3
Total assets (1)	$1,035.9	$621.0	$414.9	$1,244.8	$785.1	$459.7

Liability:
Foreign currency forward contracts	0.9	—	0.9	1.3	—	1.3
Total liabilities (2)	$0.9	$—	$0.9	$1.3	$—	$1.3
(1) $588.7 million in cash and cash equivalents, $430.9 million in short-term investments, $7.3 million in restricted cash, $4.0 million in prepayments and other current assets, and $5.0 million in other non-current assets on the Company’s Consolidated Balance Sheets as of September 30, 2017. $789.2 million in cash and cash equivalents, $432.2 million in short-term investments, $11.0 million in restricted cash, $7.3 million in prepayments and other current assets, and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 1, 2017.
(2) $0.9 million in other current liabilities on the Company’s Consolidated Balance Sheets as of September 30, 2017. $1.3 million in other current liabilities on the Company’s Consolidated Balance Sheets as of July 1, 2017.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of September 30, 2017 and July 1, 2017, the Company did not hold any Level 3 investment securities.

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
As of September 30, 2017, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $4.0 million and $0.9 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of September 30, 2017, respectively. As of July 1, 2017, the fair value of these contracts of $7.3 million and $1.3 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 30, 2017 and July 1, 2017, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $135.2 million and $134.3 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $25.9 million and $25.4 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The gains on foreign exchange forward contracts were $3.1 million and $0.3 million for the three months ended September 30, 2017 and October 1, 2016, respectively.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2017	$143.3	$8.3	$151.6
Goodwill - Trilithic (1)	16.9	—	16.9
Currency translation adjustments	0.9	—	0.9
Balance as of September 30, 2017	$161.1	$8.3	$169.4
(1) See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reviews goodwill for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that an impairment loss may have occurred. In the fourth quarter of fiscal 2017, the Company completed the annual impairment test of goodwill with no goodwill impairments for the NE and OSP reporting units.
There were no events or changes in circumstances which triggered an impairment review during the three months ended September 30, 2017.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of September 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$386.7	$(357.6)	$29.1
Customer relationships	106.4	(84.8)	21.6
Other (1)	10.2	(10.1)	0.1
Total intangibles	$503.3	$(452.5)	$50.8

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(352.0)	$17.3
Customer relationships	94.9	(81.3)	13.6
Other (1)	9.9	(9.7)	0.2
Total intangibles	$474.1	$(443.0)	$31.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Cost of revenues	$4.1	$3.8
Operating expenses	3.1	3.5
Total amortization of intangible assets	$7.2	$7.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 30, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$19.8
2019	16.3
2020	8.4
2021	4.1
2022	2.0
Thereafter	0.2
Total amortization	$50.8
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 10. Debt
As of September 30, 2017 and July 1, 2017, the Company’s short-term debt and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	September 30, 2017	July 1, 2017
Principal amount of 0.625% Senior Convertible Notes	$463.5	$610.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Unamortized discount of liability component	(113.5)	(129.4)
Unamortized debt issuance cost	(7.9)	(9.2)
Carrying amount of liability component	$802.1	$931.4
Current portion of long-term debt	443.3	—
Long-term debt, net of current portion	$358.8	$931.4

Carrying amount of equity component (1)	$210.4	$229.7

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of September 30, 2017 and July 1, 2017.
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
Based on quoted market prices as of September 30, 2017 and July 1, 2017, the fair value of the 2024 Notes was approximately $463.1 million and $481.7 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.

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
Holders of the 2033 Notes may require the Company to purchase all or a portion of the 2033 Notes on each of August 15, 2018, August 15, 2023 and August 15, 2028, or upon the occurrence of a fundamental change, in each case, at a price equal to 100% of the principal amount of the 2033 Notes to be purchased, plus accrued and unpaid interest to, but excluding the purchase date. As of September 30, 2017, the expected remaining term of the 2033 Notes is 0.9 years and thus was classified as current portion of long-term debt.
During the first quarter of fiscal 2018, the Company repurchased $146.5 million aggregate principal amount of the notes for $162.0 million in cash. In connection with the repurchase, a loss on extinguishment of $3.6 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 0.625% Senior Convertible Notes outstanding as of September 30, 2017 was $463.5 million.
Based on quoted market prices as of September 30, 2017 and July 1, 2017, the fair value of the 2033 Notes was approximately $488.0 million and $676.1 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Interest expense-contractual interest	$2.0	$1.0
Amortization of debt issuance cost	0.7	0.6
Accretion of debt discount	9.1	6.9
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of September 30, 2017 and July 1, 2017, the Company’s total restructuring accrual was $9.1 million and $11.0 million, respectively. During the three months ended September 30, 2017 and October 1, 2016, the Company recorded restructuring and related charges of $1.5 million and $0.0 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended September 30, 2017 were as follows (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance July 1, 2017	Three Months Ended September 30, 2017 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance September 30, 2017
Fiscal 2017 Plan
OSP Restructuring Plan (1)	$0.8	$—	$—	$—	$0.8
Focused NSE Restructuring Plan (1) (2)	4.9	1.2	(3.1)	0.4	3.4
Other Plans (2)	—	0.4	(0.2)	0.1	0.3
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1)	0.2	(0.1)	(0.1)	—	—
NE and SE Agile Restructuring Plan (1)	0.4	—	—	—	0.4
Plans Prior to Fiscal 2016
NE Product Strategy Restructuring Plan (1)	0.9	—	(0.1)	—	0.8
NE Lease Restructuring Plan (2)	2.6	—	(0.3)	—	2.3
Other Plans (1)(2)	1.2	—	(0.1)	—	1.1
Total	$11.0	$1.5	$(3.9)	$0.5	$9.1
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.
As of September 30, 2017 and July 1, 2017, $2.3 million and $2.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of Other non-current liabilities, with the remaining short-term portion included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2017 Plans
OSP Restructuring Plan
During the fourth quarter of fiscal 2017, Management approved a plan within the OSP business segment to realign its operations and exit from the printed security business. As a result approximately 30 employees in manufacturing and SG&A functions located in the United States were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
Focused NSE Restructuring Plan Q3FY17 and Q2FY17
During the third and second quarters of fiscal 2017, Management approved a plan within the NE and SE business segments as part of Viavi’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations.  As a result approximately 320 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid in the second quarter of fiscal 2018. During the third quarter of fiscal 2017, Management also approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan. The fair value of the remaining contractual obligations as of September 30, 2017 was $1.3 million. Payments related to the Colorado Springs lease costs are expected to be paid by the end of the third quarter of fiscal 2021.
Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segments and Shared Services function for organizational alignment and consolidation as part of the Company’s continued commitment for a more cost effective organization. As a result approximately 170 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the first quarter of fiscal 2018.

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
Plans Prior to Fiscal 2016
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of September 30, 2017 was $2.3 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of September 30, 2017, the restructuring accrual for other plans that commenced prior to fiscal year 2016 was $1.1 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded income tax expense of $2.5 million and $5.7 million for the three months ended September 30, 2017 and October 1, 2016, respectively.
The income tax expense for the three months ended September 30, 2017 and October 1, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective year. A tax benefit of $2.7 million was recorded in the Company’s income tax provision for the three months ended September 30, 2017 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the current quarter benefit may reverse during the year.
Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three months ended September 30, 2017.
The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations and due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules.
As of September 30, 2017 and July 1, 2017, the Company’s unrecognized tax benefits totaled $39.0 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.9 million accrued for the payment of interest and penalties at September 30, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
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

During the three months ended September 30, 2017, the Company repurchased approximately 0.9 million shares of its common stock for $9.2 million. As of September 30, 2017, the Company had remaining authorization of $44.3 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

All common shares repurchased under this program have been canceled and retired.
Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 30, 2017 and October 1, 2016 was as follows (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Cost of revenues	$0.9	$1.0
Research and development	1.1	1.7
Selling, general and administrative	5.5	6.0
Stock-based compensation	$7.5	$8.7
Approximately $0.7 million and $0.8 million of stock-based compensation was capitalized to inventory at September 30, 2017 and October 1, 2016 respectively.
Full Value Awards
Full Value Awards refer to restricted stock units that are granted with the exercise price equal to zero and are converted to shares immediately upon vesting. These Full Value Awards are time-based, performance-based or a combination of both and expected to vest over three to four years. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.
During the three months ended September 30, 2017 and October 1, 2016, the Company granted 2.9 million and 3.5 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the three months ended September 30, 2017 and October 1, 2016, the Company granted 0.5 million and 0.4 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the three months ended September 30, 2017 and October 1, 2016, the Company granted additional 0.2 million and 0.1 million shares due to performance-bases shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 30, 2017 and October 1, 2016 were estimated to be $6.1 million and $3.3 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of September 30, 2017, $60.8 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company adopted the new authoritative guidance that simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. The Company recognized net cumulative effect of $0.6 million as an increase to accumulated deficit as of the first day of fiscal 2018. Additionally, the new authoritative guidance required the employee tax paid by withholding shares of restricted stock units on the statements of cash flows to be classified as financing cash flows. Accordingly, upon adoption, the Company reclassified $5.2 million and $4.6 million of tax payment withheld on vesting of restricted stock from operating cash flows to financing cash flows for the three months ended September 30, 2017 and October 1, 2016, respectively. Further, the new authoritative guidance required previously unrecognized deferred tax benefits to be recorded as deferred tax assets.  Upon adoption, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. In accordance with the new authoritative guidance, there was no impact to retained earnings resulting from adoption, as the deferred tax assets associated with these net operating loss carryforwards were fully offset by a corresponding valuation allowance. All other aspects of the guidance did not have a material effect on the Company’s consolidated financial statements.

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
As of September 30, 2017 the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 30, 2017, the Company contributed $1.0 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
Pension Benefits	September 30, 2017	October 1, 2016
Service cost	$—	$0.1
Interest cost	0.7	0.4
Expected return on plan assets	(0.4)	(0.2)
Amortization of net actuarial losses	0.4	0.5
Net periodic benefit cost	$0.7	$0.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $8.0 million related to its defined benefit pension plans during fiscal 2018 to make current benefit payments and fund future obligations. As of September 30, 2017, approximately $1.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2017.
Note 16. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company determined that the likelihood of loss to be probable as of July 2, 2016 and accrued GBP 5.7 million (USD 7.6 million), in accordance with authoritative guidance on contingencies. The Company is pursuing an appeal of the court decision and is also pursuing a claim against the U.K. law firm responsible for the error. As of September 30, 2017, there was no change to the accrual.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of September 30, 2017 and July 1, 2017.
Outstanding Letters of Credit and Performance Bonds
As of September 30, 2017, the Company had standby letters of credit of $11.6 million and performance bonds of $2.1 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2018 and fiscal 2017 (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016
Balance as of beginning of period	$5.8	$4.9
Provision for warranty	0.5	1.6
Utilization of reserve	(0.9)	(1.1)
Adjustments related to pre-existing warranties (including changes in estimates)	0.7	(0.2)
Acquisition of Trilithic (1)	0.3	—
Balance as of end of period	$6.4	$5.2
(1) See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
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
The Company’s reportable segments are:

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Information on reportable segments is as follows (in millions):

	Three Months Ended September 30, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$111.8	$29.0	$140.8	$54.4	$195.2	$—	$195.2

Gross profit	70.6	20.5	91.1	31.4	122.5	(6.3)	116.2
Gross margin	63.1%	70.7%	64.7%	57.7%	62.8%		59.5%

Operating income			7.2	22.2	29.4	(19.4)	10.0
Operating margin			5.1%	40.8%	15.1%		5.1%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended October 1, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$118.6	$36.4	$155.0	$55.8	$210.8	$—	$210.8

Gross profit	77.4	21.3	98.7	31.6	130.3	(5.2)	125.1
Gross margin	65.3%	58.5%	63.7%	56.6%	61.8%		59.3%

Operating income (loss)			4.1	23.4	27.5	(17.4)	10.1
Operating margin			2.6%	41.9%	13.0%		4.8%

	Three Months Ended
	September 30, 2017	October 1, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$122.5	$130.3
Stock-based compensation	(0.9)	(1.0)
Amortization of intangibles	(4.1)	(3.8)
Other charges unrelated to core operating performance (1)	(1.3)	(0.4)
GAAP gross profit	$116.2	$125.1

Corporate reconciling items impacting operating income:
Total segment operating income	$29.4	$27.5
Stock-based compensation	(7.5)	(8.7)
Amortization of intangibles	(7.2)	(7.3)
Other charges unrelated to core operating performance (1)	(3.2)	(1.4)
Restructuring and related charges	(1.5)	—
GAAP operating income	$10.0	$10.1

(1) During the three months ended September 30, 2017 and October 1, 2016, other charges unrelated to core operating performance primarily consisted of loss on disposal of long-lived assets, and transformational initiatives such as the implementation of simplified automated processes, site consolidations, reorganizations, and the insourcing or outsourcing of activities. Additionally, during the three months ended September 30, 2017, the Company incurred acquisition related costs.

Note 18. Subsequent Events
Repurchase of Common Stock
Subsequent to our fiscal quarter ended September 30, 2017, the Company repurchased approximately 1.5 million shares of common stock purchases at an average price of $9.35 per share under the stock repurchase program authorized on February 1, 2016. All common shares repurchased have been canceled and retired.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
Statements contained in this Quarterly report on Form 10-Q, which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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
Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q and in other documents we file with the U.S. Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-Q to conform such statements to actual results or to changes in our expectations.
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 1, 2017.

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Forward-Looking Statements.”
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“Viavi,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises and their ecosystems, supported by a worldwide channel community including Viavi Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. Viavi is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets.
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, S.A.B. de C.V., AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks, Reliance Industries, and Verizon Communications Inc..
We grouped our NE products and associated services to two product groupings: Field Instruments and Lab Instruments.
On August 9, 2017, the Company completed the acquisition of Trilithic, a privately-held provider of electronic test and measurement equipment for telecommunications service providers. Trilithic serves the cable, Ethernet and leakage test market and is being integrated into the Company’s NE segment.
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
We grouped our SE products and associated services to two product groupings: Data Center and Assurance.
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
OSP serves customers such as FLIR Systems, L-3 Communications, Lockheed Martin, SICPA and STMicroelectronics.
In October 2017, the OSP operations in Santa Rosa, California were temporarily impacted due to the Sonoma County wildfires and then resumed shortly thereafter.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	Percent Change
Segment net revenue:
NE	$111.8	$118.6	$(6.8)	(5.7)%
SE	29.0	36.4	(7.4)	(20.3)%
OSP	54.4	55.8	(1.4)	(2.5)%
Total net revenue	$195.2	$210.8	$(15.6)	(7.4)%

Gross profit	$116.2	$125.1	$(8.9)	(7.1)%
Gross margin	59.5%	59.3%

Research and development	$29.1	$36.1	$(7.0)	(19.4)%
Percentage of net revenue	14.9%	17.1%

Selling, general and administrative	$72.5	$75.4	$(2.9)	(3.8)%
Percentage of net revenue	37.1%	35.8%

Restructuring and related charges	$1.5	$—	$1.5	100.0%
Percentage of net revenue	0.8%	—%

Gain on sale of investments	$—	$81.5	$(81.5)	(100.0)%
Percentage of net revenue	—%	38.7%

Interest expense	$(12.5)	$(9.2)	$(3.3)	35.9%
Percentage of net revenue	(6.4)%	(4.4)%

Provision for income taxes	$2.5	$5.7	$(3.2)	(56.1)%
Percentage of net revenue	1.3%	2.7%

Net Revenue
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
Three months ended September 30, 2017 and October 1, 2016

Net revenue decreased by $15.6 million, or 7.4%, during the three months ended September 30, 2017 compared to the same period a year ago. There has not been any significant changes in our pricing strategy. This decrease was primarily due to decreases across the three segments due to lower volume of sales as discussed below.
Product revenues decreased $16.4 million, or 8.7%, during the three months ended September 30, 2017 compared to the same period a year ago, primarily due to end market demand weakness in our NE Lab Instruments coupled with continued run-off of our more Mature Assurance portfolio and our planned restructuring announced in January 2017 to narrow the scope of SE product lines. Service revenues remained relatively flat.
NE net revenue decreased by $6.8 million, or 5.7%, during the three months ended September 30, 2017 compared to the same period a year ago. This decrease was driven by a $12.1 million net decrease in Lab Instruments offerings as the continued China slowdown negatively impacted our optical components customers, partially offset by revenue from the newly acquired Trilithic and increase in Field Instruments demand contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment, and Metro, which was driven by demand for 100G.
SE net revenue decreased by $7.4 million, or 20.3%, during the three months ended September 30, 2017 compared to the same period a year ago. This decrease was primarily driven by the continued run-off of our more Mature Assurance portfolio solutions, which contributed a decline of $4.3 million, and a decline of $2.8 million from Growth Assurance offerings due to our planned restructuring announced in January 2017 to narrow the scope of SE product lines.
OSP net revenue decreased by $1.4 million, or 2.5%, during the three months ended September 30, 2017 compared to the same period a year ago. This decrease was primarily driven by weaker demand in our Consumer and Industrial products. Revenue from our anti-counterfeiting product line remained relatively flat.
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
In fiscal 2018, we expect to continue to see a decline in net revenue from our more mature Assurance product offerings within our SE segment. In our OSP segment, we continue to expect Anti-counterfeiting net revenue to moderate in first half of fiscal 2018 due to customer inventory rebalancing to realign with end market demand. We expect OSP revenue to rebound in the second half of fiscal 2018. In the first quarter of fiscal 2018, we commenced shipment of 3D sensing products, which we expect to continue through the first half of fiscal 2018 with a greater revenue ramp in second half of fiscal 2018.

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

	Three Months Ended
	September 30, 2017		October 1, 2016
Americas
United States	$77.7	39.8%	$81.4	38.6%
Other Americas	19.1	9.8%	20.8	9.9%
Total Americas	96.8	49.6%	102.2	48.5%

Asia-Pacific
Greater China	$23.4	12.0%	$26.3	12.5%
Other Asia	14.5	7.4%	20.1	9.5%
Total Asia-Pacific	37.9	19.4%	46.4	22.0%

EMEA
Switzerland	28.3	14.5%	29.0	13.8%
Other EMEA	32.2	16.5%	33.2	15.7%
Total EMEA	60.5	31.0%	62.2	29.5%

Total net revenue	$195.2	100.0%	$210.8	100.0%
Net revenue from customers outside the Americas during the three months ended September 30, 2017 and October 1, 2016 represented 50.4% and 51.5% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin remained relatively flat during the three months ended September 30, 2017. This was primarily due to gross margin improvement in our SE and OSP segment, partially offset by reduction in NE gross margin and higher cost related to the inventory fair value step-up amortization from Trilithic.
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
Research and Development
R&D expense decreased by $7.0 million, or 19.4%, during the three months ended September 30, 2017 compared to the same period a year ago. This decrease was primarily driven by lower headcount and net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy. As a percentage of net revenue R&D decreased by 2.2 percentage points during the three months ended September 30, 2017 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $2.9 million, or 3.8%, during the three months ended September 30, 2017 compared to the same period a year ago. This decrease was primarily due to reduction in labor and facilities expenses driven by lower headcount associated with our strategic restructuring activities and ongoing cost reduction efforts, partially offset by the SG&A expense from Trilithic. As a percentage of net revenue SG&A increased 1.3 percentage points during the three months ended September 30, 2017 compared to the same period a year ago, driven by decreased revenue as discussed above.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $44.0 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.

As of September 30, 2017, our total restructuring accrual was $9.1 million.

During the three months ended September 30, 2017, we recorded $1.5 million in restructuring and related charges. These charges are primarily the result of the following:

During the third quarter of fiscal 2017, Management approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan. The fair value of the remaining contractual obligations as of September 30, 2017 was $1.3 million. Payments related to the Colorado Springs lease costs are expected to be paid by the end of the third quarter of fiscal 2021.

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
Gain on Sale of Investments
We sold 3.9 million shares of Lumentum common stock during the first quarter of fiscal 2017 and recognized a gross realized gain of approximately $81.5 million, reflected in "Gain on sale of investment" in our Consolidated Statements of Operations.
Interest Expense
Interest expense increased by $3.3 million, or 35.9%, during the three months ended September 30, 2017 compared to the same period a year ago. This was primarily due to $4.5 million interest expense in relation to the 2024 Notes issued in March 2017, partially offset by $1.4 million reduction in interest expense related to the 2033 Notes due to repurchase of debt.
Provision for Income Taxes
We recorded income tax expense of $2.5 million and $5.7 million for the three months ended September 30, 2017 and October 1, 2016, respectively.
The income tax expenses primarily relate to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the year in those locations. A tax benefit of $2.7 million was recorded in the Company’s income tax provision for the three months ended September 30, 2017 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, the current quarter benefit may reverse during the year.

Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three months ended September 30, 2017.
The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations and due to the income tax benefit recorded in continuing operations under the income tax intraperiod tax allocation rules.
As of September 30, 2017 and July 1, 2017, the Company’s unrecognized tax benefits totaled $39.0 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.9 million accrued for the payment of interest and penalties at September 30, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Operating Segment Information (in millions):

	Three Months Ended
	September 30, 2017	October 1, 2016	Change	Percentage Change
Network Enablement
Net revenue	$111.8	$118.6	$(6.8)	(5.7)%
Gross profit	70.6	77.4	(6.8)	(8.8)%
Gross margin	63.1%	65.3%

Service Enablement
Net revenue	29.0	36.4	(7.4)	(20.3)%
Gross profit	20.5	21.3	(0.8)	(3.8)%
Gross margin	70.7%	58.5%

Network and Service Enablement
Net revenue	140.8	155.0	(14.2)	(9.2)%
Operating income	7.2	4.1	3.1	75.6%
Operating margin	5.1%	2.6%

OSP
Net revenue	$54.4	$55.8	$(1.4)	(2.5)%
Operating income	22.2	23.4	(1.2)	(5.1)%
Operating margin	40.8%	41.9%
Network Enablement
During the three months ended September 30, 2017, NE gross margin decreased 2.2 percentage points from 65.3% in the same period a year ago to 63.1% in the current period. This decrease was primarily due to a decline in net revenue as discussed above coupled with an unfavorable product mix and manufacturing cost.
Service Enablement
During the three months ended September 30, 2017, SE gross margin increased 12.2 percentage points from 58.5% in the same period a year ago to 70.7% in the current period. This increase was due to favorable product mix as a result of higher acceptances of our assurance solutions in the current period and lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago, coupled with narrowing of scope of SE product lines due to our planned restructuring announced in January 2017.
Network and Service Enablement (“NSE”)
During the three months ended September 30, 2017, NSE operating margin increased 2.5 percentage points from 2.6% in the same period a year ago to 5.1% in the current period. This increase in operating margin was primarily driven by SE gross margin improvement as discussed above and reduction in NSE operating expense across all function lines due to lower headcount and net cost savings realized from our prior fiscal year’s strategic restructuring activities as we continue to drive efficiencies and streamline operations to improve profitability.
Optical Security and Performance Products
OSP operating margin decreased 1.1 percentage points during the three months ended September 30, 2017 from 41.9% in the same period a year ago to 40.8% in the current period. The decrease in operating margin was primarily due to increased operating expense associated with R&D investment in 3D sensing products and lower revenue as discussed above, partially offset by improvement in gross margin due to favorable product mix.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of September 30, 2017, U.S. entities owned approximately 70.3% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 30, 2017, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 30, 2017, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
During the first quarter of fiscal 2018, the Company repurchased $146.5 million aggregate principal amount of the 2033 Notes for $162.0 million in cash. In connection with the repurchase, a loss on extinguishment of $3.6 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 2033 Notes outstanding as of September 30, 2017 was $463.5 million.
Three Months Ended September 30, 2017
As of September 30, 2017 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash decreased by $216.7 million to $1,231.1 million from $1,447.8 million as of July 1, 2017.
During the three months ended September 30, 2017, cash provided by operating activities was $11.0 million, consisted of net loss of $4.8 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $37.8 million, including changes in deferred tax balance, offset by net decrease in operating assets and liabilities of $22.0 million. Net decreases in our operating assets and liabilities related primarily to an increase in inventories of $11.0 million due to inventory build-up primarily for our 3D sensing products, a decrease in deferred revenue of $ 8.3 million primarily due to amortization of support agreements and the release of revenue upon customer acceptance, a decrease in accrued expenses and other current and non-current liabilities of $7.4 million due to payment for severance related liabilities and interest expense payments, and a decrease in income taxes payable of $5.3 million. This was offset by an increase in accounts payable of $4.5 million driven by the timing of payments, a decrease in accounts receivables of $3.8 million due to the timing of collections and a decrease in other current and non-current assets of $3.4 million.
During the three months ended September 30, 2017, cash used in investing activities was $57.2 million, primarily related to cash used for the acquisition of Trilithic of $55.3 million and $8.4 million of cash used for capital expenditures offset by $4.2 million decrease in restricted cash and $2.3 million of net purchase, sales and maturities of available-for-sale debt securities and proceeds from sales of assets.
During the three months ended September 30, 2017, cash used in financing activities was $174.6 million, primarily resulting from $162.0 million used for repurchase of our 2033 Notes, $9.2 million of cash used to repurchase common stock under our share repurchase program, $5.2 million in withholding tax payment on vesting of restricted stock awards and $0.7 million in payment of financing obligations offset by $2.5 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Three Months Ended October 1, 2016
As of October 1, 2016, our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $64.4 million to $1,044.2 million from $979.8 million as of July 2, 2016.
During the three months ended October 1, 2016, cash provided by operating activities was $14.9 million, consisted of net income of $78.0 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $31.8 million, including changes in deferred tax balance less gain on sale of investment of $81.5 million, offset by net decrease in operating assets and liabilities of $13.4 million. Net decreases in our operating assets and liabilities related primarily to an increase in accounts receivable of $17.2 million primarily driven by timing of collections, a decrease in deferred revenue of $12.2 million due to amortization of support agreements and the release of revenue upon customer acceptance, a decrease in accounts payable of $10.2 million driven by the timing of payments, and a decrease in accrued payroll and related expenses of $2.7 million due to the timing of salary and bonus payments. This was offset by an increase in accrued expenses and other current and non-current liabilities of $32.8 million due to a customer prepayment offset by restructuring payments and a decrease in inventories of $3.0 million.
During the three months ended October 1, 2016, cash provided by investing activities was $1.6 million, primarily from the sale of 3.9 million shares of marketable equity securities relating to Lumentum stock which generated $114.6 million of cash proceeds, offset by $103.7 million of net purchase, sales and maturities of available-for-sale debt securities and $11.6 million of cash used for capital expenditures.
During the three months ended October 1, 2016, cash used in financing activities was $27.0 million, primarily resulting from $25.5 million in repurchase of our common stock, $4.6 million in withholding tax payment on vesting of restricted stock awards which was partially offset by $3.3 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2018.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 30, 2017, our pension plans were under funded by $107.3 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 30, 2017, the fair value of plan assets had increased approximately 2.6% since July 1, 2017, our most recent fiscal year end.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2017.
Changes in Internal Control Over Financial Reporting
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended July 1, 2017 except as noted below.
In October 2017, we temporarily closed our Santa Rosa, California facility that resulted in production stoppage due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage.
The geographic location of our Northern California headquarters and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended September 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 2, 2017 to July 29, 2017	98,189	$10.76	1,056,652	$52
July 30, 2017 to August 26, 2017	137,132	$10.59	1,451,922	51
August 27, 2017 to September 30, 2017	688,214	$9.77	6,724,285	44
	923,535	$10.00	9,232,859	$44
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization expires on December 31, 2017.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
10.1	Viavi Solutions Inc. Change of Control Benefits Plan	8-K	10.1	6/26/17
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2017	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)