Form 10-Q
period 2017-12-30
VIAVI SOLUTIONS INC.
filed 2018-02-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2017
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

As of January 26, 2018 the Registrant had 225,924,290 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Revenues:
Product revenue	$177.5	$184.2	$349.4	$372.5
Service revenue	24.3	22.3	47.6	44.8
Total net revenues	201.8	206.5	397.0	417.3
Cost of revenues:
Product cost of revenue	69.6	64.7	133.1	133.3
Service cost of revenue	12.0	13.4	23.4	26.7
Amortization of acquired technologies	4.1	3.7	8.2	7.5
Total cost of revenues	85.7	81.8	164.7	167.5
Gross profit	116.1	124.7	232.3	249.8
Operating expenses:
Research and development	29.9	35.9	59.0	72.0
Selling, general and administrative	76.6	76.9	149.1	152.3
Amortization of other intangibles	3.4	3.4	6.5	6.9
Restructuring and related charges	2.5	1.8	4.0	1.8
Total operating expenses	112.4	118.0	218.6	233.0
Income from operations	3.7	6.7	13.7	16.8
Interest and other income, net	2.9	3.8	3.1	5.1
Gain on sale of investments	—	53.9	—	135.4
Interest expense	(11.7)	(9.4)	(24.2)	(18.6)
(Loss) income before taxes	(5.1)	55.0	(7.4)	138.7
(Benefit from) provision for income taxes	(1.4)	5.8	1.1	11.5
Net (loss) income	$(3.7)	$49.2	$(8.5)	$127.2

Net (loss) income per share:
Basic	$(0.02)	$0.21	$(0.04)	$0.55
Diluted	$(0.02)	$0.21	$(0.04)	$0.54

Shares used in per-share calculation - basic	227.4	230.5	227.7	231.4
Shares used in per-share calculation - diluted	227.4	234.2	227.7	235.8
See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Net (loss) income	$(3.7)	$49.2	$(8.5)	$127.2
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	7.1	(25.6)	17.3	(22.2)
Net change in available-for-sale investments, net of tax:
Unrealized holding (loss) gain arising during period	(0.4)	(10.2)	(0.4)	74.2
Less: reclassification adjustments included in net (loss) income	—	(52.7)	—	(134.2)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.5	0.4	0.9	0.9
Net change in accumulated other comprehensive loss	7.2	(88.1)	17.8	(81.3)
Comprehensive income (loss)	$3.5	$(38.9)	$9.3	$45.9

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 30, 2017	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$753.1	$1,004.4
Short-term investments	452.3	432.2
Restricted cash	7.4	11.2
Accounts receivable, net	139.9	120.4
Inventories, net	77.3	48.0
Prepayments and other current assets	49.7	50.8
Total current assets	1,479.7	1,667.0
Property, plant and equipment, net	135.5	136.9
Goodwill	170.7	151.6
Intangibles, net	43.3	31.1
Deferred income taxes	115.0	109.5
Other non-current assets	14.2	14.4
Total assets	$1,958.4	$2,110.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38.7	$32.6
Accrued payroll and related expenses	44.6	43.8
Deferred revenue	67.6	60.2
Accrued expenses	29.7	30.8
Current portion of long-term debt	436.8	—
Other current liabilities	62.6	61.4
Total current liabilities	680.0	228.8
Long-term debt, net of current portion	362.2	931.4
Other non-current liabilities	162.8	163.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at December 30, 2017 and July 1, 2017, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 227 million shares at December 30, 2017 and 228 million shares at July 1, 2017, issued and outstanding	0.2	0.2
Additional paid-in capital	70,173.8	70,184.4
Accumulated deficit	(69,346.0)	(69,305.8)
Accumulated other comprehensive loss	(74.6)	(92.4)
Total stockholders’ equity	753.4	786.4
Total liabilities and stockholders’ equity	$1,958.4	$2,110.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 30, 2017	December 31, 2016
OPERATING ACTIVITIES:
Net (loss) income	$(8.5)	$127.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	16.7	15.5
Amortization of acquired technologies and other intangibles	14.7	14.4
Stock-based compensation	15.2	17.8
Asset retirement obligations and deferred rent expenses	0.3	(0.2)
Amortization of debt issuance costs and accretion of debt discount	18.8	15.0
Amortization of discount and premium on investments, net	0.2	0.8
Gain on sale of investments	—	(135.4)
Loss on disposal of assets	1.5	1.7
Loss on extinguishment of debt	3.8	—
Noncash accounts receivable charges	4.3	1.6
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(18.7)	(21.2)
Inventories	(19.1)	(0.6)
Other current and non-currents assets	5.1	(7.1)
Accounts payable	2.4	(9.8)
Income taxes payable	(0.6)	3.7
Deferred revenue, current and non-current	4.4	(16.9)
Deferred taxes, net	(2.4)	(0.9)
Accrued payroll and related expenses	(0.8)	(1.5)
Accrued expenses and other current and non-current liabilities	(2.4)	32.6
Net cash provided by operating activities	34.9	36.7

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(297.6)	(373.0)
Maturities of available-for-sale investments	250.3	201.2
Sales of available-for-sale investments	26.6	234.3
Changes in restricted cash	4.5	0.9
Capital expenditures	(14.9)	(20.1)
Proceeds from the sale of assets	2.3	2.8
Acquisition of business, net of cash acquired	(56.2)	—
Net cash (used in) provided by investing activities	(85.0)	46.1

FINANCING ACTIVITIES:
Repurchase and retirement of common stock	(31.0)	(39.7)
Withholding tax payment on vesting of restricted stock awards	(8.9)	(7.8)
Repurchase and redemption of convertible debt	(175.0)	—
Payment of financing obligations	(0.9)	(0.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.5	4.0
Net cash used in financing activities	(213.3)	(43.9)

Effect of exchange rates on cash and cash equivalents	12.1	(16.1)
Net (decrease) increase in cash and cash equivalents	(251.3)	22.8
Cash and cash equivalents at the beginning of the period	1,004.4	482.9
Cash and cash equivalents at the end of the period	$753.1	$505.7

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”) as of December 30, 2017 and for the three and six months ended December 30, 2017 and December 31, 2016 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2017.
The balance sheet as of July 1, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 30, 2017 and December 31, 2016 may not be indicative of results for the fiscal year ending June 30, 2018 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Numerator:
Net (loss) income	$(3.7)	$49.2	$(8.5)	$127.2
Denominator:
Weighted-average number of common shares outstanding
Basic	227.4	230.5	227.7	231.4
Effect of dilutive securities from stock-based benefit plans	—	3.7	—	4.4
Diluted	227.4	234.2	227.7	235.8

Net (loss) income per share:
Basic	$(0.02)	$0.21	$(0.04)	$0.55
Diluted	$(0.02)	$0.21	$(0.04)	$0.54
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017 (1) (2)	December 31, 2016 (1)	December 30, 2017 (1) (2)	December 31, 2016 (1)
Stock options and ESPP	1.6	1.5	1.6	1.6
Restricted Stock Units	7.7	0.2	7.8	—
Total potentially dilutive securities	9.3	1.7	9.4	1.6
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
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the six months ended December 30, 2017 the changes in accumulated other comprehensive loss by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 1, 2017	$(5.3)	$(65.3)	$(21.8)	$(92.4)
Other comprehensive income (loss) before reclassification	(0.4)	17.3	—	16.9
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.9	0.9
Net current-period other comprehensive (loss) income	(0.4)	17.3	0.9	17.8
Ending balance as of December 30, 2017	$(5.7)	$(48.0)	$(20.9)	$(74.6)

(1) The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the six months ended December 30, 2017. There was no tax impact for the six months ended December 30, 2017. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions
On August 9, 2017, the Company completed the acquisition of Trilithic, Inc. (“Trilithic”), a privately-held provider of electronic test and measurement equipment for telecommunications service providers. The Company acquired all outstanding shares of Trilithic for $55.5 million in cash, subject to working capital adjustments. The Company finalized working capital adjustments in the second quarter of fiscal 2018 and made an additional $0.9 million cash payment. The Trilithic acquisition is being integrated into the Company’s Network Enablement (“NE”) segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations. Therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date, and acquisition-related costs totaling $0.9 million were included in selling, general, and administrative expenses in the Company’s Consolidated Statement of Operations during the six months ended December 30, 2017.

The purchase price was allocated as follows (in millions) :

Net tangible assets acquired	$11.8
Intangible assets acquired:
Developed technology	15.5
Customer relationships	11.0
Other	0.3
Goodwill	17.8
Total purchase price	$56.4
.
 The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$0.2
Accounts receivable	3.2
Inventory	10.1
Property and equipment	1.2
Accounts payable	(1.7)
Other liabilities, net of other assets	(1.2)
Net tangible assets acquired	$11.8
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	December 30, 2017	July 1, 2017
Allowance for doubtful accounts	$1.6	$1.6
Sales allowance	5.2	3.4
Total accounts receivable reserves and allowances	$6.8	$5.0
The activities and balances for allowance for doubtful accounts are as follows (in millions):

	July 1, 2017	Acquisition of Trilithic (1)	Charged to Costs and Expenses	Deduction	December 30, 2017
Allowance for doubtful accounts	$1.6	0.1	—	(0.1)	$1.6
 (1) See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.

Inventories, net
The components of inventories, net were as follows (in millions):

	December 30, 2017	July 1, 2017
Finished goods	$43.6	$24.9
Work in process	12.8	10.3
Raw materials	20.9	12.8
Inventories, net	$77.3	$48.0
Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	December 30, 2017	July 1, 2017
Prepayments	$10.7	$8.3
Asset held for sale	3.0	—
Other current assets	36.0	42.5
Prepayments and other current assets	$49.7	$50.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities
The components of other current liabilities were as follows (in millions):

	December 30, 2017	July 1, 2017
Customer prepayments	$35.8	$35.2
Restructuring accrual	7.5	8.8
Income tax payable	5.5	3.3
Warranty accrual	3.6	2.9
VAT liabilities	2.4	2.2
Deferred compensation plan	2.2	2.0
Other	5.6	7.0
Other current liabilities	$62.6	$61.4
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 30, 2017	July 1, 2017
Pension and post-employment benefits	$102.7	$99.4
Financing obligation	27.5	27.8
Long-term deferred revenue	11.7	14.0
Other	20.9	22.7
Other non-current liabilities	$162.8	$163.9

Note 7. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale securities. As of December 30, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$94.1	$(0.1)	$94.0
U.S. agencies	23.0	(0.1)	22.9
Municipal bonds and sovereign debt instruments	2.9	—	2.9
Asset-backed securities	55.9	(0.4)	55.5
Corporate securities	336.4	(0.4)	336.0
Total available-for-sale debt securities	$512.3	$(1.0)	$511.3
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of December 30, 2017, of the total estimated fair value, $60.6 million was classified as cash equivalents, $450.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 In addition to the amounts presented above, as of December 30, 2017, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $2.2 million, of which $0.5 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $1.4 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in interest and other income, net.
During the three and six months ended December 30, 2017 and December 31, 2016, the Company recorded no other-than-temporary impairment charges in each respective period.
As of December 30, 2017, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$413.5	$413.3
Amounts maturing in 1 - 5 years	97.8	97.4
Amounts maturing in more than 5 years	1.0	0.6
Total debt available-for-sale securities	$512.3	$511.3
 As of July 1, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$56.8	$—	$(0.1)	$56.7
U.S. agencies	45.0	—	(0.1)	44.9
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	71.5	—	(0.4)	71.1
Corporate securities	326.1	0.1	(0.2)	326.0
Certificates of deposit	6.0	—	—	6.0
Total available-for-sale securities	$509.8	$0.1	$(0.8)	$509.1
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of December 30, 2017 and July 1, 2017 are summarized below (in millions):

	Fair value measurement as of			Fair value measurement as of
	December 30, 2017			July 1, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$94.0	$94.0	$—	$56.7	$56.7	$—
U.S. agencies	22.9	—	22.9	44.9	—	44.9
Municipal bonds and sovereign debt instruments	2.9	—	2.9	4.4	—	4.4
Asset-backed securities	55.5	—	55.5	71.1	—	71.1
Corporate securities	336.0	—	336.0	326.0	—	326.0
Certificate of deposits	—	—	—	6.0	—	6.0
Total debt available-for-sale securities	511.3	94.0	417.3	509.1	56.7	452.4
Money market funds	479.9	479.9	—	726.4	726.4	—
Trading securities	2.2	2.2	—	2.0	2.0	—
Foreign currency forward contracts	1.9	—	1.9	7.3	—	7.3
Total assets (1)	$995.3	$576.1	$419.2	$1,244.8	$785.1	$459.7

Liability:
Foreign currency forward contracts	0.8	—	0.8	1.3	—	1.3
Total liabilities (2)	$0.8	$—	$0.8	$1.3	$—	$1.3
(1) $529.0 million in cash and cash equivalents, $452.3 million in short-term investments, $7.2 million in restricted cash, $1.9 million in prepayments and other current assets, and $4.9 million in other non-current assets on the Company’s Consolidated Balance Sheets as of December 30, 2017. $789.2 million in cash and cash equivalents, $432.2 million in short-term investments, $11.0 million in restricted cash, $7.3 million in prepayments and other current assets, and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 1, 2017.
(2) $0.8 million and $1.3 million in other current liabilities on the Company’s Consolidated Balance Sheets as of December 30, 2017 and July 1, 2017, respectively.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of December 30, 2017 and July 1, 2017, the Company did not hold any Level 3 investment securities.

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
As of December 30, 2017, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $1.9 million and $0.8 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of December 30, 2017, respectively. As of July 1, 2017, the fair value of these contracts of $7.3 million and $1.3 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 30, 2017 and July 1, 2017, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $139.4 million and $134.3 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $26.0 million and $25.4 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The gains on foreign exchange forward contracts were $1.1 million and $4.2 million for the three and six months ended December 30, 2017, respectively. The losses on foreign exchange forward contracts were $5.6 million and $5.3 million for the three and six months ended December 31, 2016, respectively.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2017	$143.3	$8.3	$151.6
Goodwill - Trilithic (1)	17.8	—	17.8
Currency translation adjustments	1.3	—	1.3
Balance as of December 30, 2017	$162.4	$8.3	$170.7
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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 30, 2017.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 30, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$387.2	$(362.2)	$25.0
Customer relationships	106.4	(88.2)	18.2
Other (1)	10.2	(10.1)	0.1
Total intangibles	$503.8	$(460.5)	$43.3

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(352.0)	$17.3
Customer relationships	94.9	(81.3)	13.6
Other (1)	9.9	(9.7)	0.2
Total intangibles	$474.1	$(443.0)	$31.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Cost of revenues	$4.1	$3.7	$8.2	$7.5
Operating expenses	3.4	3.4	6.5	6.9
Total amortization of intangible assets	$7.5	$7.1	$14.7	$14.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 30, 2017, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$12.3
2019	16.3
2020	8.4
2021	4.1
2022	2.0
Thereafter	0.2
Total amortization	$43.3
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 10. Debt
As of December 30, 2017 and July 1, 2017, the Company’s short-term debt and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	December 30, 2017	July 1, 2017
Principal amount of 0.625% Senior Convertible Notes	$451.0	$610.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Unamortized discount of liability component	(104.7)	(129.4)
Unamortized debt issuance cost	(7.3)	(9.2)
Carrying amount of liability component	$799.0	$931.4
Current portion of long-term debt	436.8	—
Long-term debt, net of current portion	$362.2	$931.4

Carrying amount of equity component (1)	$209.7	$229.7

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of December 30, 2017 and July 1, 2017.
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
Based on quoted market prices as of December 30, 2017 and July 1, 2017, the fair value of the 2024 Notes was approximately $453.4 million and $481.7 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.

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
Holders of the 2033 Notes may require the Company to purchase all or a portion of the 2033 Notes on each of August 15, 2018, August 15, 2023 and August 15, 2028, or upon the occurrence of a fundamental change, in each case, at a price equal to 100% of the principal amount of the 2033 Notes to be purchased, plus accrued and unpaid interest to, but excluding the purchase date. As of December 30, 2017, the expected remaining term of the 2033 Notes is 0.6 years and thus was classified as current portion of long-term debt.
During the three and six months ended December 30, 2017, the Company repurchased $12.5 million and $159.0 million aggregate principal amount of the notes, respectively, for $13.0 million and $175.0 million in cash. In connection with the repurchase, a loss on extinguishment of $0.2 million and $3.8 million was recognized in interest and other income, net in compliance with the authoritative guidance for the three and six months ended December 30, 2017, respectively. After giving effect to the repurchase, the total amount of 0.625% Senior Convertible Notes outstanding as of December 30, 2017 was $451.0 million.
Based on quoted market prices as of December 30, 2017 and July 1, 2017, the fair value of the 2033 Notes was approximately $465.7 million and $676.1 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Interest expense-contractual interest	$1.8	$1.0	$3.8	$2.0
Amortization of debt issuance cost	0.6	0.6	1.3	1.1
Accretion of debt discount	8.4	7.0	17.5	13.9
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of December 30, 2017 and July 1, 2017, the Company’s total restructuring accrual was $8.6 million and $11.0 million, respectively. During the three and six months ended December 30, 2017, the Company recorded restructuring and related charges of $2.5 million and $4.0 million, respectively. During the three and six months ended December 31, 2016, the Company recorded restructuring and related charges of $1.8 million and $1.8 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 30, 2017 were as follows (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance July 1, 2017	Six Months Ended December 30, 2017 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance December 30, 2017	Three Months Ended December 30, 2017 Charges (Benefits)
Fiscal 2018 Plan
Trilithic Restructuring Plan (1)	$—	$0.5	$—	$—	$0.5	$0.5
Fiscal 2017 Plan
OSP Restructuring Plan (1)	0.8	—	—	—	0.8	—
Focused NSE Restructuring Plan (1) (2)	4.9	3.1	(4.9)	0.4	3.5	1.9
Other Plans (2)	—	0.5	(0.6)	0.1	—	0.1
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	0.2	(0.1)	(0.1)	—	—
NE and SE Agile Restructuring Plan (1)	0.4	—	—	—	0.4	—
Plans Prior to Fiscal 2016
NE Product Strategy Restructuring Plan (1)	0.9	—	(0.3)	—	0.6	—
NE Lease Restructuring Plan (2)	2.6	—	(0.8)	—	1.8	—
Other Plans (1)(2)	1.2	—	(0.2)	—	1.0	—
Total	$11.0	$4.0	$(6.9)	$0.5	$8.6	$2.5
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.
As of December 30, 2017 and July 1, 2017, $1.1 million and $2.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of other non-current liabilities, with the remaining short-term portion included as a component of other current liabilities on the Consolidated Balance Sheets.
Fiscal 2018 Plans
Trilithic Restructuring Plan
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate the Trilithic acquisition. As a result, a restructuring charge of $0.5 million was recorded for severance and employee benefits for approximately 20 employees primarily in manufacturing, and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.
Fiscal 2017 Plans
OSP Restructuring Plan
During the fourth quarter of fiscal 2017, Management approved a plan within the OSP business segment to realign its operations and exit from the printed security business. As a result, approximately 30 employees in manufacturing and SG&A functions located in the United States were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the third quarter of fiscal 2018.
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second quarter of fiscal 2018, the headcount impact by this plan increased by approximately 20 employees and, as a result, a restructuring charge of $1.7 million was recorded for severance and employee benefits. In total, approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018. During the third quarter of fiscal 2017, Management also approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan. The fair value of the remaining contractual obligations as of

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 30, 2017 was $1.1 million. Payments related to the Colorado Springs lease costs are expected to be paid by the end of the third quarter of fiscal 2021.
Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segments and Shared Services function for organizational alignment and consolidation as part of the Company’s continued commitment for a more cost effective organization. As a result approximately 170 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the first quarter of fiscal 2018.
NE and SE Agile Restructuring Plan
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of Company’s ongoing commitment for an agile and more efficient operating structure. As a result approximately 40 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of December 30, 2017 was $1.8 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of December 30, 2017, the restructuring accrual for other plans that commenced prior to fiscal year 2016 was $1.0 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded income tax (benefit) expense of $(1.4) million and $1.1 million for the three and six months ended December 30, 2017 respectively. The Company recorded an income tax expense of $5.8 million and $11.5 million related to the income from continuing operations for the three and six months ended December 31, 2016, respectively.
The income tax (benefit) expense for the three and six months ended December 30, 2017 and December 31, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and six months ended December 30, 2017, this foreign and state tax is offset by a tax benefit of $0.4 million and $3.1 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, this benefit may reverse during the fiscal year. Additionally, for the three and six months ended December 30, 2017, the tax provision includes a benefit of $6.5 million resulting from the passage of the U.S. Tax Cuts and Jobs Act (“the Act”), the impacts of which are detailed below.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted, and the effects are recorded as a component of the provision for income taxes from

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, the Company recognized a benefit of $4.5 million for the three and six months ended December 30, 2017 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, the Company’s current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, the Company’s deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the three and six months ended December 30, 2017 due to release of the valuation allowance.
The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. The Company has made a provisional estimate of this deemed repatriation of E&P and has determined that there is no current period expense or liability due to the Company having sufficient estimated losses for the fiscal year to offset the income associated with the deemed repatriation. As previously noted, the impact of the deemed repatriation is a provisional estimate. The Company has not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. Further, this transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The Company has not made sufficient progress on remeasuring its deferred tax assets and liabilities to determine a reasonable estimate at this time. However, the Company expects that there will be an equal and offsetting reduction in the valuation allowance such that there should be no impact to its (benefit from) provision for income taxes for the fiscal year related to the rate reduction.
Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three and six months ended December 30, 2017.
The income tax expense (benefit) recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations, impacts of the Act and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of December 30, 2017, and July 1, 2017, the Company’s unrecognized tax benefits totaled $39.1 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.1 million accrued for the payment of interest and penalties at December 30, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Note 13. Stockholders' Equity
Repurchase of Common Stock
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. The Board previously authorized expiration of the share repurchase to be extended to December 31, 2017. In December 2017, the Board authorized a further extension of the Company's stock repurchase program for an additional 3 months to expire on March 31, 2018.

During the three months ended December 30, 2017, the Company repurchased approximately 2.4 million shares of its common stock for $21.8 million. As of December 30, 2017, the Company had remaining authorization of $22.5 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

All common shares repurchased under this program have been canceled and retired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 30, 2017 and December 31, 2016 was as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Cost of revenues	$0.7	$1.0	$1.6	$2.0
Research and development	1.4	1.6	2.5	3.3
Selling, general and administrative	5.6	6.5	11.1	12.5
Stock-based compensation	$7.7	$9.1	$15.2	$17.8
Approximately $0.9 million and $0.7 million of stock-based compensation were capitalized to inventory at December 30, 2017 and December 31, 2016 respectively.
Amendment and Restatement of Amended and Restated 2003 Equity Incentive Plan
On November 15, 2017, the Company's stockholders approved the amendment and restatement of the Company’s Amended and Restated 2003 Equity Incentive Plan (the 2003 Plan, as most recently amended and restated, the “ Amended and Restated 2003 Plan”), under which:
(1) the number of shares of the Company’s Common Stock reserved under the 2003 Plan increased by the sum of (i) 4,000,000 new shares, (ii) the number of shares remaining for issuance under the Company’s 2005 Acquisition Equity Incentive Plan (“Acquisition Plan”) as of November 15, 2017, the date such Acquisition Plan was terminated (the “Restatement Date”), and (iii) the number of shares subject to outstanding stock awards granted under the Acquisition Plan that on or after Restatement Date would have otherwise been available for reissuance under the Acquisition Plan;
(2) the 2003 Plan’s fungible share provision was eliminated;
(3) a limit on the total value of equity and cash compensation that may be paid to each of the Company's non-employee directors during each fiscal year was set; and
(4) the material terms of the 2003 Plan for purposes of Section 162(m) of the Internal Revenue Code were re-approved, including, but not limited to the performance goals and share limitations set forth in the 2003 Plan.
As such, an additional 5.5 million shares were authorized under the re-approved 2003 plan and the 2005 Acquisition plan was terminated effective as of November 15, 2017.
Amendment and Restatement of Amended and Restated 1998 Employee Stock Purchase Plan
On November 15, 2017, the Company's stockholders approved the amendment and restatement of the Company’s Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”, as most recently amended and restated, the “Amended and Restated ESPP”), to extend the termination date from August 1, 2018 to November 15, 2027.
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
During the six months ended December 30, 2017 and December 31, 2016, the Company granted 3.1 million and 3.9 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the six months ended December 30, 2017 and December 31, 2016, the Company granted 0.5 million and 0.4 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the six months ended December 30, 2017 and December 31, 2016, the Company granted additional 0.2 million and 0.1 million shares due to performance-bases shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 30, 2017 and December 31, 2016 were estimated to be $6.1 million and $3.3 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of December 30, 2017, $53.0 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
On July 2, 2017, the Company adopted the new authoritative guidance that simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. The Company recognized net cumulative effect of $0.6 million as an increase to accumulated deficit as of the first day of fiscal 2018. Additionally, the new authoritative guidance required the employee tax paid by withholding shares of restricted stock units on the statements of cash flows to be classified as financing cash flows. Accordingly, upon adoption, the Company reclassified $7.8 million of tax payment withheld on vesting of restricted stock from operating cash flows to financing cash flows for the six months ended December 31, 2016. Further, the new authoritative guidance required previously unrecognized deferred tax benefits to be recorded as deferred tax assets.  Upon adoption, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. However, there was no impact to the accumulated deficit resulting from adoption, as the deferred tax assets associated with these net operating loss carryforwards were fully offset by a corresponding valuation allowance. All other aspects of the guidance did not have a material effect on the Company’s consolidated financial statements.
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
As of December 30, 2017, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 30, 2017, the Company contributed $1.0 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
Pension Benefits	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.7	0.6	1.4	1.0
Expected return on plan assets	(0.4)	(0.3)	(0.8)	(0.5)
Amortization of net actuarial losses	0.5	0.4	0.9	0.9
Net periodic benefit cost	$0.8	$0.8	$1.5	$1.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $8.1 million related to its defined benefit pension plans during fiscal 2018 to make current benefit payments and fund future obligations. As of December 30, 2017, approximately $2.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2017.
Note 16. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company determined that the likelihood of loss to be probable as of July 2, 2016 and accrued GBP 5.7 million (USD 7.7 million as of December 30, 2017), in accordance with authoritative guidance on contingencies. The Company is pursuing an appeal of the court decision and is also pursuing a claim against the U.K. law firm responsible for the error. As of December 30, 2017, there was no change to the accrual.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 30, 2017 and July 1, 2017.
Outstanding Letters of Credit and Performance Bonds
As of December 30, 2017, the Company had standby letters of credit of $11.5 million and performance bonds of $1.8 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during fiscal 2018 and fiscal 2017 (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2017	December 31, 2016	December 30, 2017	December 31, 2016
Balance as of beginning of period	$6.4	$5.2	$5.8	$4.9
Provision for warranty	1.7	1.6	2.2	3.2
Utilization of reserve	(2.6)	(0.9)	(3.5)	(2.0)
Adjustments related to pre-existing warranties (including changes in estimates)	1.3	(0.6)	2.0	(0.8)
Acquisition of Trilithic (1)	—	—	0.3	—
Balance as of end of period	$6.8	$5.3	$6.8	$5.3
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The segment information for all periods presented has been revised to be comparable with the changes in the Company’s segment reporting measures.
Information on reportable segments is as follows (in millions):

	Three Months Ended December 30, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$121.5	$32.1	$153.6	$48.2	$201.8	$—	$201.8

Gross profit	73.8	22.4	96.2	26.2	122.4	(6.3)	116.1
Gross margin	60.7%	69.8%	62.6%	54.4%	60.7%		57.5%

Operating income			8.0	17.4	25.4	(21.7)	3.7
Operating margin			5.2%	36.1%	12.6%		1.8%

	Three Months Ended December 31, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$117.0	$40.6	$157.6	$48.9	$206.5	$—	$206.5

Gross profit	74.6	27.1	101.7	28.2	129.9	(5.2)	124.7
Gross margin	63.8%	66.7%	64.5%	57.7%	62.9%		60.4%

Operating income			6.0	20.9	26.9	(20.2)	6.7
Operating margin			3.8%	42.7%	13.0%		3.2%

	Three Months Ended
	December 30, 2017	December 31, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$122.4	$129.9
Stock-based compensation	(0.7)	(1.0)
Amortization of intangibles	(4.1)	(3.7)
Other charges unrelated to core operating performance (1)	(1.5)	(0.5)
GAAP gross profit	$116.1	$124.7

Corporate reconciling items impacting operating income:
Total segment operating income	$25.4	$26.9
Stock-based compensation	(7.7)	(9.1)
Amortization of intangibles	(7.5)	(7.1)
Other charges unrelated to core operating performance (1)	(4.0)	(2.2)
Restructuring and related charges	(2.5)	(1.8)
GAAP operating income	$3.7	$6.7

(1) During the three months ended December 30, 2017 and December 31, 2016, other charges unrelated to core operating performance primarily consisted of acquisition related costs, amortization of inventory step-up and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 30, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$233.3	$61.1	$294.4	$102.6	$397.0	$—	$397.0

Gross profit	144.4	42.9	187.3	57.6	244.9	(12.6)	232.3
Gross margin	61.9%	70.2%	63.6%	56.1%	61.7%		58.5%

Operating income			15.2	39.6	54.8	(41.1)	13.7
Operating margin			5.2%	38.6%	13.8%		3.5%

	Six Months Ended December 31, 2016
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Reconciling Items	Consolidated GAAP Measures
Net revenue	$235.6	$77.0	$312.6	$104.7	$417.3	$—	$417.3

Gross profit	152.0	48.4	200.4	59.8	260.2	(10.4)	249.8
Gross margin	64.5%	62.9%	64.1%	57.1%	62.4%		59.9%

Operating income			10.1	44.3	54.4	(37.6)	16.8
Operating margin			3.2%	42.3%	13.0%		4.0%

	Six Months Ended
	December 30, 2017	December 31, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$244.9	$260.2
Stock-based compensation	(1.6)	(2.0)
Amortization of intangibles	(8.2)	(7.5)
Other charges unrelated to core operating performance (1)	(2.8)	(0.9)
GAAP gross profit	$232.3	$249.8

Corporate reconciling items impacting operating income:
Total segment operating income	$54.8	$54.4
Stock-based compensation	(15.2)	(17.8)
Amortization of intangibles	(14.7)	(14.4)
Other charges unrelated to core operating performance (1)	(7.2)	(3.6)
Restructuring and related charges	(4.0)	(1.8)
GAAP operating income (loss) from continuing operations	$13.7	$16.8
(1) During the six months ended December 30, 2017 and December 31, 2016, other charges unrelated to core operating performance primarily consisted of acquisition related costs, amortization of inventory step-up, loss on disposal of long-lived assets and VIAVI specific charges related to the separation.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18. Subsequent Events
Repurchase of Common Stock
Subsequent to our fiscal quarter ended December 30, 2017, the Company repurchased approximately 1.1 million shares of common stock at an average price of $8.78 per share under the stock repurchase program authorized on February 1, 2016.
Repurchase of 2033 Notes
Subsequent to our fiscal quarter ended December 30, 2017, the Company repurchased $22.5 million of its 2033 Notes for $23.1 million in cash.
Definitive Agreement
On February 1, 2018, the Company announced its entry into a Stock Purchase Agreement (the “Purchase Agreement”) with certain subsidiaries of Cobham plc (“Cobham”) to acquire Cobham’s Test and Measurement business for $455 million cash consideration, subject to certain customary closing adjustments. The acquisition is expected to close subject to satisfaction of the closing conditions under the Purchase Agreement.

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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Charter Communications, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks and Verizon Communications, Inc..
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
OSP serves customers such as FLIR Systems, Lockheed Martin, SICPA and STMicroelectronics.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2017	December 31, 2016	Change	Percent Change	December 30, 2017	December 31, 2016	Change	Percent Change
Segment net revenue:
NE	$121.5	$117.0	$4.5	3.8%	$233.3	$235.6	$(2.3)	(1.0)%
SE	32.1	40.6	(8.5)	(20.9)%	61.1	77.0	(15.9)	(20.6)%
OSP	48.2	48.9	(0.7)	(1.4)%	102.6	104.7	(2.1)	(2.0)%
Total net revenue	$201.8	$206.5	$(4.7)	(2.3)%	$397.0	$417.3	$(20.3)	(4.9)%

Gross profit	$116.1	$124.7	$(8.6)	(6.9)%	$232.3	$249.8	$(17.5)	(7.0)%
Gross margin	57.5%	60.4%			58.5%	59.9%

Research and development	$29.9	$35.9	$(6.0)	(16.7)%	$59.0	$72.0	$(13.0)	(18.1)%
Percentage of net revenue	14.8%	17.4%			14.9%	17.3%

Selling, general and administrative	$76.6	$76.9	$(0.3)	(0.4)%	$149.1	$152.3	$(3.2)	(2.1)%
Percentage of net revenue	38.0%	37.2%			37.6%	36.5%

Restructuring and related charges	$2.5	$1.8	$0.7	38.9%	$4.0	$1.8	$2.2	122.2%
Percentage of net revenue	1.2%	0.9%			1.0%	0.4%

Interest and other income, net	2.9	3.8	(0.9)	(23.7)%	3.1	5.1	(2.0)	(39.2)%
Percentage of net revenue	1.4%	1.8%			0.8%	1.2%

Gain on sale of investments	$—	$53.9	$(53.9)	(100.0)%	$—	$135.4	$(135.4)	(100.0)%
Percentage of net revenue	—%	26.1%			—%	32.4%

Interest expense	$(11.7)	$(9.4)	$(2.3)	24.5%	$(24.2)	$(18.6)	$(5.6)	30.1%
Percentage of net revenue	(5.8)%	(4.6)%			(6.1)%	(4.5)%

(Benefit from) provision for income taxes	$(1.4)	$5.8	$(7.2)	(124.1)%	$1.1	$11.5	$(10.4)	(90.4)%
Percentage of net revenue	(0.7)%	2.8%			0.3%	2.8%

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

Three months ended December 30, 2017 and December 31, 2016
Net revenue decreased by $4.7 million, or 2.3%, during the three months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily due to decreases in SE due to lower volume of sales as discussed below.
Product revenues decreased by $6.7 million, or 3.6%, during the three months ended December 30, 2017 compared to the same period a year ago, primarily due to continued run-off of our Mature Assurance portfolio and our planned restructuring announced in January 2017 to narrow the scope of SE product lines. Service revenues increased by $2.0 million, or 9.0%, during the three months ended December 30, 2017 compared to the same period a year ago primarily due to increased support activities in our SE segment.
NE net revenue increased by $4.5 million, or 3.8%, during the three months ended December 30, 2017 compared to the same period a year ago. This increase was driven by revenue from the Trilithic business acquired in the first quarter of fiscal 2018, and a $14.4 million net increase in Field Instruments contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment and high demand for other products in Field Instruments in North America. The increase was mostly offset by revenue declines of $13.7 million in Lab Instruments as the continued China slowdown negatively impacted our optical components customers.
SE net revenue decreased by $8.5 million, or 20.9%, during the three months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by continued run-off of our Mature Assurance portfolio solutions, which contributed a decline of $5.5 million, and a decline of $3.2 million from Growth Assurance offerings due to our planned restructuring announced in January 2017 to narrow the scope of SE product lines. Data center revenue was relatively flat compared to prior period.
OSP net revenue decreased by $0.7 million, or 1.4%, during the three months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by weaker demand in our Anti-Counterfeiting products, partially offset by 3D Sensing revenue increase in our Consumer and Industrial products and increase in our Government products.
Six Months Ended December 30, 2017 and December 31, 2016
Net revenue decreased by $20.3 million, or 4.9%, during the six months ended December 30, 2017 compared to the same period a year ago due to decreases in all of our segments as discussed below.
Product revenues decreased by $23.1 million, or 6.2%, during the six months ended December 30, 2017 compared to the same period a year ago, primarily due to continued run-off of our Mature Assurance portfolio and our planned restructuring announced in January 2017 to narrow the scope of SE product lines. Service revenues increased by $2.8 million, or 6.3%, during the six months ended December 30, 2017 compared to the same period a year ago primarily due to increased support activities in our SE segment.
NE net revenue decreased by $2.3 million, or 1.0%, during the six months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by a $25.8 million net revenue decrease in Lab instruments as the continued China slowdown negatively impacted our optical components customers. This decrease was partially offset by revenue from the Trilithic business acquired in the first quarter of fiscal 2018, and a $15.7 million net revenue increase in Field Instruments demand contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment and high demand for other products in Field Instruments in North America.
SE net revenue decreased by $15.9 million, or 20.6%, during the six months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by continued run-off of our Mature Assurance portfolio solutions, which contributed a decline of $9.8 million, and a decline of $6.1 million from Growth Assurance offerings due to our planned restructuring announced in January 2017 to narrow the scope of SE product lines. Data center revenue was relatively flat compared to prior period.
OSP net revenue decreased by $2.1 million, or 2.0%, during the six months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by net revenue decrease from our Anti-Counterfeiting product line. The Company expects the Anti-Counterfeiting business to continue to follow its historical pattern of cyclicality as currency customers continually rebalance their inventories relative to market demand. The decrease was partially offset by revenue increase in 3D Sensing within our Consumer and Industrial product lines and increases in our Government product line.
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
In fiscal 2018, we expect to continue to see a decline in net revenue from our mature Assurance product offerings within our SE segment. In our OSP segment, we expect the revenue to rebound in the second half of fiscal 2018. In the first half of fiscal 2018, we commenced shipment of 3D sensing products. We expect 3D sensing products to be more meaningful to OSP segment longer term as the market adopts security authentication technology in mobile devices and other applications.
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

	Three Months Ended				Six Months Ended
	December 30, 2017		December 31, 2016		December 30, 2017		December 31, 2016
Americas
United States	$89.1	44.2%	$80.0	38.7%	$166.8	42.0%	$161.4	38.7%
Other Americas	21.1	10.4%	20.6	10.0%	40.2	10.1%	41.4	9.9%
Total Americas	110.2	54.6%	100.6	48.7%	207.0	52.1%	202.8	48.6%

Asia-Pacific
Greater China	$29.1	14.5%	$28.0	13.5%	$76.8	19.3%	$54.3	13.0%
Other Asia	16.4	8.1%	17.7	8.6%	6.6	1.7%	37.8	9.1%
Total Asia-Pacific	45.5	22.6%	45.7	22.1%	83.4	21.0%	92.1	22.1%

EMEA
Switzerland	12.1	6.0%	21.5	10.4%	40.4	10.2%	50.5	12.1%
Other EMEA	34.0	16.8%	38.7	18.8%	66.2	16.7%	71.9	17.2%
Total EMEA	46.1	22.8%	60.2	29.2%	106.6	26.9%	122.4	29.3%

Total net revenue	$201.8	100.0%	$206.5	100.0%	$397.0	100.0%	$417.3	100.0%
Net revenue from customers outside the Americas during the three months ended December 30, 2017 and December 31, 2016 represented 45.4% and 51.3% of net revenue, respectively. Net revenue from customers outside the Americas during the six months ended December 30, 2017 and December 31, 2016 represented 47.9% and 51.4% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 2.9 percentage points during the three months ended December 30, 2017 from 60.4% in the same period a year ago to 57.5% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segments and higher cost related to the inventory fair value step-up amortization from Trilithic. This decrease was partially offset by gross margin improvement in our SE segment.
Gross margin decreased by 1.4 percentage points during the six months ended December 30, 2017 from 59.9% in the same period a year ago to 58.5% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segment and higher cost related to the inventory fair value step-up amortization from Trilithic. This decrease was partially offset by gross margin improvement in our SE segment.
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
Research and Development
R&D expense decreased by $6.0 million, or 16.7%, during the three months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy. As a percentage of net revenue R&D decreased by 2.6 percentage points during the three months ended December 30, 2017 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
R&D expense decreased by $13.0 million, or 18.1%, during the six months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy. As a percentage of net revenue R&D decreased by 2.4 percentage points during the six months ended December 30, 2017 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense remained relatively flat during the three months ended December 30, 2017 compared to the same period a year ago. As a percentage of net revenue SG&A increased 0.8 percentage points during the three months ended December 30, 2017 compared to the same period a year ago, driven by decreased revenue as discussed above.
SG&A expense decreased by $3.2 million, or 2.1%, during the six months ended December 30, 2017 compared to the same period a year ago. This decrease was primarily due to reduction in labor and facilities expenses associated with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A increased 1.1 percentage points during the six months ended December 30, 2017 compared to the same period a year ago, driven by decreased revenue as discussed above.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $49 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.

During the three and six months ended December 30, 2017, we incurred $2.5 million and $4.0 million in restructuring and related charges, respectively, due to new and previously announced restructuring plans. During the three and six months ended December 31, 2016, we incurred restructuring and related charges of $1.8 million and $1.8 million, respectively.

During the second quarter of fiscal 2018, we recorded $2.5 million in restructuring and related charges. These charges are primarily the result of the following:

•
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate the Trilithic acquisition. As a result, a restructuring charge of $0.5 million was recorded for severance and employee benefits for approximately 20 employees primarily in manufacturing and SG&A functions located in the United States. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.

•
During fiscal 2017, Management approved a plan in the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second quarter of fiscal 2018, the headcount impact by this plan has increased by approximately 20 employees and as a result a restructuring charge of $1.7 million was recorded for severance and employee benefits. As a result approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018.

During the second quarter of fiscal 2017, we recorded $1.8 million in restructuring and related charges. These charges were primarily the result of the following:

•
During the second quarter of fiscal 2017, as part of the strategy to narrow the scope of the SE business and reducing cost by streamlining NSE operations, VIAVI entered into a separation agreement with two key executives and as a result, a restructuring charge of $1.4 million was recorded for severance and employee benefits.

During the six months ended December 30, 2017, we incurred $4.0 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•
During the second quarter of fiscal 2018, Management approved a plan within NE business segment to related to the integration of the Trilithic business acquired in the first quarter of fiscal 2018. As a result, a restructuring charge of $0.5 million was recorded for severance and employee benefits for approximately 20 employees primarily in manufacturing and SG&A functions located in the United States who were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.

•
During fiscal 2017, Management approved a plan in the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second quarter of fiscal 2018, the headcount impact by this plan has increased by approximately 20 employees and as a result a restructuring charge of $1.7 million was recorded for severance and employee benefits. As a result approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018.

•
During the third quarter of fiscal 2017, Management approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan and recorded a lease exit cost of $1.2 million. Payments related to the Colorado Springs lease costs are expected to be paid by the end of the third quarter of fiscal 2021.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $2.5 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.
Interest and Other Income, Net
Interest and other income, net was $2.9 million during the three months ended December 30, 2017 compared to $3.8 million the same period a year ago. This $0.9 million decrease was primarily driven by a $0.2 million loss on repurchase of debt, a $0.9 million more unfavorable foreign exchange impact and a $1.8 million decrease in other income primarily due to gain on sale of other assets from prior period, partially offset by a $2.0 million increase in interest income.
Interest and other income, net was $3.1 million during the six months ended December 30, 2017 compared to $5.1 million the same period a year ago. This $2.0 million decrease was primarily driven by a $3.8 million loss on repurchase of debt, a $0.8 million more unfavorable foreign exchange impact and a $1.3 million decrease in other income primarily due to gain on sale of other assets from prior period, partially offset by a $4.3 million increase in interest income.
Gain on Sale of Investments
We sold 1.7 million and 5.6 million shares of Lumentum common stock during three and six months ended December 31, 2016 and recognized a gross realized gain of approximately $53.8 million and $135.3 million, respectively, reflected in "Gain on sale of investments" in our Consolidated Statements of Operations. As of July 1, 2017, the Company had sold all ownership of Lumentum’s common stock.
Interest Expense
Interest expense increased by $2.3 million, or 24.5%, during the three months ended December 30, 2017 compared to the same period a year ago. This increase was primarily due to $4.5 million interest expense in relation to the 2024 Notes issued in March 2017, partially offset by $2.2 million reduction in interest expense related to the 2033 Notes due to repurchase of debt.
Interest expense increased by $5.6 million, or 30.1%, during the six months ended December 30, 2017 compared to the same period a year ago. This increase was primarily due to $9.1 million interest expense in relation to the 2024 Notes issued in March 2017, partially offset by $3.5 million reduction in interest expense related to the 2033 Notes due to repurchase of debt.
Provision for Income Taxes
We recorded income tax (benefit) expense of $(1.4) million and $1.1 million for the three and six months ended December 30, 2017, respectively. We recorded income tax expense of $5.8 million and $11.5 million for the three and six months ended December 31, 2016, respectively.
The income tax (benefit) expense for the three and six months ended December 30, 2017 and December 31, 2016 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year. For the three and six months ended December 30, 2017, this foreign and state tax is offset by a tax benefit of $0.4 million and $3.1 million, respectively, which was recorded in our income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, this benefit may reverse during the fiscal year. Additionally, for the three and six months ended December 30, 2017, the tax provision includes a benefit of $6.5 million resulting from the passage of the U.S. Tax Cuts and Jobs Act (“the Act”), the impacts of which are detailed below.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted, and the effects are recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, we recognized a benefit of $4.5 million for the three and six months ended December 30, 2017 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, our current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, our deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the three and six months ended December 30, 2017 due to release of valuation allowance.
The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. We have made a provisional estimate of this deemed repatriation of E&P and has determined that there is no current period expense or liability due our having sufficient estimated losses for the fiscal year to offset the income associated with the deemed repatriation. As previously noted, the impact of the deemed repatriation is a provisional estimate. We have not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation and finalizes the amounts held in cash or other specified assets. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. We have not made sufficient progress on remeasuring our deferred tax assets and liabilities to determine a reasonable estimate at this time. However, we expect that there will be an equal and offsetting reduction in the valuation allowance such that there should be no impact to our (benefit from) provision for income taxes for the fiscal year related to the rate reduction.
Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three and six months ended December 30, 2017.
The income tax expense (benefit) recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations, impacts of the Act, and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of December 30, 2017, and July 1, 2017, our unrecognized tax benefits totaled $39.1 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $2.1 million accrued for the payment of interest and penalties at December 30, 2017. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.1 million.
Operating Segment Information (in millions):

	Three Months Ended				Six Months Ended
	December 30, 2017	December 31, 2016	Change	Percentage Change	December 30, 2017	December 31, 2016	Change	Percentage Change
Network Enablement
Net revenue	$121.5	$117.0	$4.5	3.8%	$233.3	$235.6	$(2.3)	(1.0)%
Gross profit	73.8	74.6	(0.8)	(1.1)%	144.4	152.0	(7.6)	(5.0)%
Gross margin	60.7%	63.8%			61.9%	64.5%

Service Enablement
Net revenue	32.1	40.6	(8.5)	(20.9)%	61.1	77.0	(15.9)	(20.6)%
Gross profit	22.4	27.1	(4.7)	(17.3)%	42.9	48.4	(5.5)	(11.4)%
Gross margin	69.8%	66.7%			70.2%	62.9%

Network and Service Enablement
Net revenue	153.6	157.6	(4.0)	(2.5)%	294.4	312.6	(18.2)	(5.8)%
Operating income	8.0	6.0	2.0	33.3%	15.2	10.1	5.1	50.5%
Operating margin	5.2%	3.8%			5.2%	3.2%

OSP
Net revenue	$48.2	$48.9	$(0.7)	(1.4)%	102.6	$104.7	$(2.1)	(2.0)%
Gross profit	26.2	28.2	(2.0)	(7.1)%	57.6	59.8	(2.2)	(3.7)%
Gross margin	54.4%	57.7%			56.1%	57.1%
Operating income	17.4	20.9	(3.5)	(16.7)%	39.6	44.3	(4.7)	(10.6)%
Operating margin	36.1%	42.7%			38.6%	42.3%

Network Enablement
During the three months ended December 30, 2017, NE gross margin decreased by 3.1 percentage points from 63.8% in the same period a year ago to 60.7% in the current period. This decrease was primarily due to unfavorable product mix as Lab Instruments revenue declined and higher product cost during the current period.
During the six months ended December 30, 2017, NE gross margin decreased by 2.6 percentage points from 64.5% in the same period a year ago to 61.9% in the current period. This decrease was primarily due to unfavorable product mix as Lab Instruments revenue declined and higher product cost during the current period.
Service Enablement
During the three months ended December 30, 2017, SE gross margin increased by 3.1 percentage points from 66.7% in the same period a year ago to 69.8% in the current period. This increase was primarily due to improved quality of revenue resulting from our planned restructuring announced in January 2017 to narrow the scope of SE product lines.
During the six months ended December 30, 2017, SE gross margin increased by 7.3 percentage points from 62.9% in the same period a year ago to 70.2% in the current period. This increase was primarily due to improved quality of revenue resulting from our planned restructuring announced in January 2017 to narrow the scope of SE product lines and favorable product mix as a result of lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago
Network and Service Enablement (“NSE”)
During the three months ended December 30, 2017, NSE operating margin increased by 1.4 percentage points from 3.8% in the same period a year ago to 5.2% in the current period. This increase in operating margin was primarily driven by reduction in NSE operating expense across all function lines due to net cost savings realized from our prior fiscal year’s strategic restructuring activities as we continue to drive efficiencies and streamline operations to improve profitability, partially offset by NE gross margin reduction.
During the six months ended December 30, 2017, NSE operating margin increased by 2.0 percentage points from 3.2% in the same period a year ago to 5.2% in the current period. This increase in operating margin was primarily driven by reduction in NSE operating expense across all function lines due to net cost savings realized from our prior fiscal year’s strategic restructuring activities as we continue to drive efficiencies and streamline operations to improve profitability, partially offset by NE gross margin reduction.
Optical Security and Performance Products
During the three months ended December 30, 2017, OSP gross margin decreased by 3.3 percentage points from 57.7% in the same period a year ago to 54.4% in the current period. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
During the six months ended December 30, 2017, OSP gross margin decreased by 1.0 percentage points from 57.1% in the same period a year ago to 56.1% in the current period. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
OSP operating margin decreased by 6.6 percentage points during the three months ended December 30, 2017 from 42.7% in the same period a year ago to 36.1% in the current period. The decrease in operating margin was primarily due to decrease in gross margin as discussed above and increased operating expense associated with R&D investment in growth initiatives.
OSP operating margin decreased by 3.7 percentage points during the six months ended December 30, 2017 from 42.3% in the same period a year ago to 38.6% in the current period. The decrease in operating margin was primarily due to decrease in gross margin as discussed above and increased operating expense associated with R&D investment in growth initiatives and headcount growth in sales.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of December 30, 2017, U.S. entities owned approximately 68.2% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 30, 2017, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended December 30, 2017, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
During the second quarter of fiscal 2018, the Company repurchased $12.5 million aggregate principal amount of the 2033 Notes for $13.0 million in cash. In connection with the repurchase, a loss on extinguishment of $0.2 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 2033 Notes outstanding as of December 30, 2017 was $451.0 million. As of December 30, 2017, the expected remaining term of the 2033 Notes is 0.6 years and thus was classified as current portion of long-term debt.
On February 1, 2018, the Company announced its entry into the Purchase Agreement with certain subsidiaries of Cobham to acquire Cobham’s Test and Measurement business for $455 million cash consideration, subject to certain customary closing adjustments. Please refer to Note 18. Subsequent events for more details.
Six Months Ended December 30, 2017
As of December 30, 2017 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash decreased by $235.0 million to $1,212.8 million from $1,447.8 million as of July 1, 2017.
During the six months ended December 30, 2017, cash provided by operating activities was $34.9 million, consisted of net loss of $8.5 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $73.1 million, including changes in deferred tax balance, offset by net decrease in operating assets and liabilities of $29.7 million. Net decreases in our operating assets and liabilities related primarily to an increase in inventories of $19.1 million due to inventory build-up primarily for our 3D sensing products, an increase in accounts receivables of $18.7 million due to the higher billings in the current quarter, and a decrease in accrued expenses and other current and non-current liabilities of $2.4 million due to payment for severance related liabilities. This was offset by a decrease in other current and non-current assets of $5.1 million primarily driven by change in forward contract and prepaid inventory, an increase in deferred revenue of $4.4 million primarily from our 3D sensing products offset by amortization of support agreements and the release of revenue upon customer acceptance, and an increase in accounts payable of $2.4 million driven by the timing of payments.
During the six months ended December 30, 2017, cash used in investing activities was $85.0 million, primarily related to $56.2 million of cash used for the acquisition of Trilithic, $14.9 million of cash used for capital expenditures and $20.7 million of net purchase, sales and maturities of available-for-sale debt securities offset by $4.5 million decrease in restricted cash and $2.3 million proceeds from sales of assets.
During the six months ended December 30, 2017, cash used in financing activities was $213.3 million, primarily resulting from $175.0 million used for repurchase of our 2033 Notes, $31.0 million of cash used to repurchase common stock under our share repurchase program, $8.9 million in withholding tax payment on vesting of restricted stock awards and $0.9 million in payment of financing obligations offset by $2.5 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Six Months Ended December 31, 2016
As of December 31, 2016, our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $35.1 million to $1,014.9 million from $979.8 million as of July 2, 2016.
During the six months ended December 31, 2016, cash provided by operating activities was $36.7 million, consisted of net income of $127.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $65.7 million, including changes in deferred tax balance less gain on sale of investment of $135.4 million, offset by net decrease in operating assets and liabilities of $20.8 million. Net decreases in our operating assets and liabilities related primarily to an increase in accounts receivable of $21.2 million primarily driven by timing of collections, a decrease in deferred revenue of $16.9 million due to amortization of support agreements and the release of revenue upon customer acceptance, a decrease in accounts payable of $9.8 million driven by the timing of payments, an increase in other current and non-current assets of $7.1 million due to prepaid inventory, and a decrease in accrued payroll and related expenses of $1.5 million due to the timing of salary payments. This was offset by an increase in accrued expenses and other current and non-current liabilities of $32.6 million due to a customer prepayment offset by restructuring payments and an increase in income taxes payable of $3.7 million.

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
During the six months ended December 31, 2016, cash used in financing activities was $43.9 million, primarily resulting from $39.7 million in repurchase of our common stock, $7.8 million in withholding tax payment on vesting of restricted stock awards, offset by $4.0 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2018.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 30, 2017, our pension plans were under funded by $107.9 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 30, 2017, the fair value of plan assets had increased approximately 4.8% since July 1, 2017, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2017.
Changes in Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome were to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended July 1, 2017 except as noted below.
In October 2017, we temporarily closed our Santa Rosa, California facility, which resulted in production stoppage due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended December 30, 2017 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1, 2017 to October 28, 2017	986,419	$9.49	986,419	$35
October 29, 2017 to November 25, 2017	515,870	$9.08	515,870	30
November 26, 2017 to December 30, 2017	869,898	$8.90	869,898	23
	2,372,187	$9.19	2,372,187	$23
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. The Board previously authorized expiration of the share repurchase to be extended to December 31, 2017. In December 2017, the Board authorized a further extension of the Company's stock repurchase program for an additional 3 months to expire on March 31, 2018.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Amended and Restated Bylaws of Viavi Solutions Inc.				X
10.1	Restated 1998 Employee Stock Purchase Plan				X
10.2	Restated 2003 Equity Incentive Plan				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2018	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)