Form 10-Q
period 2018-03-31
VIAVI SOLUTIONS INC.
filed 2018-05-09
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 27, 2018 the Registrant had 226,315,418 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Revenues:
Product revenue	$197.2	$176.0	$546.6	$548.5
Service revenue	22.2	20.0	69.8	64.8
Total net revenues	219.4	196.0	616.4	613.3
Cost of revenues:
Product cost of revenue	79.2	63.3	212.3	196.6
Service cost of revenue	10.3	12.1	33.7	38.8
Amortization of acquired technologies	6.2	3.6	14.4	11.1
Total cost of revenues	95.7	79.0	260.4	246.5
Gross profit	123.7	117.0	356.0	366.8
Operating expenses:
Research and development	32.1	34.1	91.1	106.1
Selling, general and administrative	86.4	76.2	235.5	228.5
Amortization of other intangibles	4.5	3.5	11.0	10.4
Restructuring and related charges	0.3	18.4	4.3	20.2
Total operating expenses	123.3	132.2	341.9	365.2
Income (loss) from operations	0.4	(15.2)	14.1	1.6
Interest and other income, net	3.5	5.0	6.6	10.1
(Loss) gain on sale of investments	(0.1)	51.2	(0.1)	186.6
Interest expense	(11.4)	(10.7)	(35.6)	(29.3)
(Loss) income before taxes	(7.6)	30.3	(15.0)	169.0
Provision for income taxes	1.1	4.3	2.2	15.8
Net (loss) income	$(8.7)	$26.0	$(17.2)	$153.2

Net (loss) income per share:
Basic	$(0.04)	$0.11	$(0.08)	$0.66
Diluted	$(0.04)	$0.11	$(0.08)	$0.65

Shares used in per-share calculation - basic	226.3	229.4	227.3	230.8
Shares used in per-share calculation - diluted	226.3	234.6	227.3	235.9

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Net (loss) income	$(8.7)	$26.0	$(17.2)	$153.2
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	16.8	9.1	34.1	(13.1)
Net change in available-for-sale investments, net of tax:
Unrealized holding (loss) gain arising during period	(0.2)	18.8	(0.6)	93.0
Less: reclassification adjustments included in net (loss) income	0.1	(51.2)	0.1	(185.4)
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.3	0.5	1.2	1.4
Net change in accumulated other comprehensive loss	17.0	(22.8)	34.8	(104.1)
Comprehensive income	$8.3	$3.2	$17.6	$49.1

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 31, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$534.3	$1,004.4
Short-term investments	196.2	432.2
Restricted cash	7.5	11.2
Accounts receivable, net	188.2	120.4
Inventories, net	104.2	48.0
Prepayments and other current assets	59.1	50.8
Total current assets	1,089.5	1,667.0
Property, plant and equipment, net	174.5	136.9
Goodwill	344.2	151.6
Intangibles, net	265.3	31.1
Deferred income taxes	119.1	109.5
Other non-current assets	14.6	14.4
Total assets	$2,007.2	$2,110.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.8	$32.6
Accrued payroll and related expenses	49.2	43.8
Deferred revenue	68.1	60.2
Accrued expenses	35.6	30.8
Current portion of long-term debt	420.4	—
Other current liabilities	61.6	61.4
Total current liabilities	690.7	228.8
Long-term debt, net of current portion	365.6	931.4
Other non-current liabilities	192.3	163.9
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at March 31, 2018 and July 1, 2017, issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 226 million shares at March 31, 2018 and 228 million shares at July 1, 2017, issued and outstanding	0.2	0.2
Additional paid-in capital	70,180.5	70,184.4
Accumulated deficit	(69,364.5)	(69,305.8)
Accumulated other comprehensive loss	(57.6)	(92.4)
Total stockholders’ equity	758.6	786.4
Total liabilities and stockholders’ equity	$2,007.2	$2,110.5

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 31, 2018	April 1, 2017
OPERATING ACTIVITIES:
Net (loss) income	$(17.2)	$153.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	25.5	22.2
Amortization of acquired technologies and other intangibles	25.4	21.5
Stock-based compensation	22.8	25.9
Asset retirement obligations and deferred rent expenses	—	(0.5)
Amortization of debt issuance costs and accretion of debt discount	27.6	23.6
Amortization of discount and premium on investments, net	0.4	0.8
Gain on sale of investments	—	(186.6)
Loss on disposal of assets	1.7	4.5
Loss on extinguishment of debt	4.1	—
Noncash accounts receivable charges	2.1	1.8
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(19.4)	3.0
Inventories	(12.0)	(0.6)
Other current and non-currents assets	4.3	(17.3)
Accounts payable	10.8	(10.7)
Income taxes payable	(7.5)	4.5
Deferred revenue, current and non-current	(5.3)	(17.3)
Deferred taxes, net	(2.5)	(2.7)
Accrued payroll and related expenses	(7.1)	3.1
Accrued expenses and other current and non-current liabilities	(5.2)	29.2
Net cash provided by operating activities	48.5	57.6

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(370.5)	(542.0)
Maturities of available-for-sale investments	407.8	321.3
Sales of available-for-sale investments	195.9	321.4
Changes in restricted cash	4.7	0.2
Capital expenditures	(29.8)	(30.4)
Proceeds from the sale of assets	3.7	4.4
Acquisition of businesses, net of cash acquired	(509.9)	—
Net cash (used in) provided by investing activities	(298.1)	74.9

FINANCING ACTIVITIES:
Proceeds from issuance of 1.00% senior convertible debt	—	460.0
Payment of debt issuance costs	—	(9.0)
Repurchase and retirement of common stock	(40.8)	(91.6)
Withholding tax payment on vesting of restricted stock awards	(11.3)	(11.4)
Repurchase and redemption of convertible debt	(198.0)	—
Payment of financing obligations	(1.1)	(0.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	4.9	10.2
Net cash (used in) provided by financing activities	(246.3)	357.6

Effect of exchange rates on cash and cash equivalents	25.8	(8.8)
Net (decrease) increase in cash and cash equivalents	(470.1)	481.3
Cash and cash equivalents at the beginning of the period	1,004.4	482.9
Cash and cash equivalents at the end of the period	$534.3	$964.2

See accompanying notes to consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”) as of March 31, 2018 and for the three and nine months ended March 31, 2018 and April 1, 2017 is unaudited, and includes all normal and recurring adjustments Company management (“Management”) considers necessary for a fair statement of the financial information set forth herein, in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2017.
The balance sheet as of July 1, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 31, 2018 and April 1, 2017 may not be indicative of results for the fiscal year ending June 30, 2018 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued guidance that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the change in the U.S. federal corporate income tax rate. The guidance is effective for the Company in the first quarter of fiscal 2019 and the Company is evaluating the impact.
In May 2017, the FASB issued guidance that clarifies the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under the relevant authoritative guidance. The guidance is to be applied prospectively, and is effective for the Company in the first quarter of fiscal 2019. Early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on its consolidated financial statements, absent any award(s) modified on or after adoption date.
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

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers. This new guidance will replace current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This new guidance allows for either full retrospective adoption or modified retrospective adoption. The FASB deferred the effective date for this new guidance by one year to December 15, 2017 for annual reporting periods beginning after such date. The Company will adopt the guidance in the first quarter of fiscal 2019 using the full retrospective method, reflecting the application of the new standard in each prior reporting period.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Numerator:
Net (loss) income	$(8.7)	$26.0	$(17.2)	$153.2
Denominator:
Weighted-average number of common shares outstanding
Basic	226.3	229.4	227.3	230.8
Effect of dilutive securities from stock-based benefit plans	—	5.2	—	5.1
Diluted	226.3	234.6	227.3	235.9

Net (loss) income per share:
Basic	$(0.04)	$0.11	$(0.08)	$0.66
Diluted	$(0.04)	$0.11	$(0.08)	$0.65
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018 (1) (2)	April 1, 2017 (1) (2)	March 31, 2018 (1) (2)	April 1, 2017 (1) (2)
Stock options and ESPP	1.6	0.3	1.6	0.3
Restricted Stock Units	6.8	—	7.5	—
Total potentially dilutive securities	8.4	0.3	9.1	0.3
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended March 31, 2018 the changes in accumulated other comprehensive loss by component net of tax were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 1, 2017	$(5.3)	$(65.3)	$(21.8)	$(92.4)
Other comprehensive (loss) income before reclassification	(0.6)	34.1	—	33.5
Amounts reclassified out of accumulated other comprehensive loss	0.1	—	1.2	1.3
Net current-period other comprehensive (loss) income	(0.5)	34.1	1.2	34.8
Ending balance as of March 31, 2018	$(5.8)	$(31.2)	$(20.6)	$(57.6)

(1) The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative expense (“SG&A”) in the Consolidated Statement of Operations for the nine months ended March 31, 2018. There was no tax impact for the nine months ended March 31, 2018. Refer to “Note 15. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Mergers and Acquisitions
AvComm and Wireless Test and Measurement business (“AW business”)
On March 15, 2018 ("AW business Closing Date"), the Company completed the acquisition of the AW business of Cobham plc. The Company acquired the AW business for $469.8 million cash consideration, subject to final cash and working capital adjustment.
The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company into military, public safety and avionics test markets. The acquired business is being integrated into the Company's Network Enablement ("NE") segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed are recorded at fair value on the acquisition date. The acquisition-related costs totaling $9.8 million were included in selling, general, and administrative expenses in the Company’s Consolidated Statements of Operations for the nine months ended March 31, 2018.
The purchase price was allocated as follows (in millions) :

Net tangible assets acquired	$65.9
Intangible assets acquired:
Developed technology	113.5
Customer relationships	75.0
Trade names	28.0
In-process research and development	9.0
Backlog	6.5
Goodwill	171.9
Total purchase price	$469.8
The amounts above are considered preliminary and are subject to change once the Company receives additional information it believes is necessary to finalize its determination of the fair value of certain assets acquired under the acquisition.
 The following table summarizes the components of the tangible assets acquired at fair value (in millions):

Cash	$16.1
Accounts receivable	42.6
Inventory	33.5
Property and equipment	33.5
Other assets	7.6
Accounts payable	(10.9)
Other liabilities	(23.3)
Deferred revenue	(9.0)
Deferred tax liabilities	(24.2)
Net tangible assets acquired	$65.9
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, trade names, acquired in-process research and development (“IPR&D”) and backlog was determined based on an income approach using the discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives that range from three to six years. Order backlog will be fully amortized within one year.
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of March 15, 2018. The IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. IPR&D is tested for impairment during the period it is considered an indefinite lived asset.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of AW business. Goodwill has been assigned to the NE segment and is partially deductible for tax purpose. Goodwill is not being amortized but is reviewed annually for impairment or more frequently if impairment indicators arise, in accordance with authoritative guidance.
The amount of AW business’ net revenue and net loss, included in the Company's Consolidated Statements of Operations for the three and nine months ended March 31, 2018 were $12.3 million and $2.4 million, respectively. AW business’s net revenue and net loss disclosed above reflect Management’s best estimate, based on information available at the reporting date.
The following table presents certain unaudited pro forma information, for illustrative purposes only, for three and nine months ended March 31, 2018 and April 1, 2017 as if the AW business had been acquired on July 3, 2016. The unaudited estimated pro forma information combines the historical results of the AW business with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The pro forma information is not indicative of what would have occurred had the acquisition taken place on July 3, 2016. Actual results will differ from the unaudited pro forma information presented below (unaudited, in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Pro forma net revenue	$256.4	$241.1	$767.9	$770.9
Pro forma net (loss) income	(21.0)	12.6	(37.8)	111.8
Trilithic, Inc. (“Trilithic”)
On August 9, 2017, the Company completed the acquisition of Trilithic, a privately-held provider of electronic test and measurement equipment for telecommunications service providers. The Company acquired all outstanding shares of Trilithic for $56.4 million in cash. The Trilithic acquisition has been integrated into the Company’s NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations. Therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date, and acquisition-related costs totaling $0.9 million were included in selling, general, and administrative expenses in the Company’s Consolidated Statement of Operations during the nine months ended March 31, 2018.

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
Note 6. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The components of accounts receivable reserves and allowances were as follows (in millions):

	March 31, 2018	July 1, 2017
Allowance for doubtful accounts	$2.4	$1.6
Sales allowance	3.4	3.4
Total accounts receivable reserves and allowances	$5.8	$5.0
The activities and balances for allowance for doubtful accounts are as follows (in millions):

	July 1, 2017	Acquisitions (1)	Charged to Costs and Expenses	Deduction	March 31, 2018
Allowance for doubtful accounts	$1.6	0.7	0.4	(0.3)	$2.4
 (1) See “Note 5. Mergers and Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.

Inventories, net
The components of inventories, net were as follows (in millions):

	March 31, 2018	July 1, 2017
Finished goods	$3.8	$24.9
Work in process	31.3	10.3
Raw materials	69.1	12.8
Inventories, net	$104.2	$48.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The components of prepayments and other current assets were as follows (in millions):

	March 31, 2018	July 1, 2017
Prepayments	$12.1	$8.3
Asset held for sale	3.0	—
Other current assets	44.0	42.5
Prepayments and other current assets	$59.1	$50.8
Other current liabilities
The components of other current liabilities were as follows (in millions):

	March 31, 2018	July 1, 2017
Customer prepayments	$38.5	$35.2
Restructuring accrual	4.6	8.8
Income tax payable	4.0	3.3
Warranty accrual	4.8	2.9
VAT liabilities	2.9	2.2
Deferred compensation plan	1.6	2.0
Other	5.2	7.0
Other current liabilities	$61.6	$61.4
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	March 31, 2018	July 1, 2017
Pension and post-employment benefits	$106.1	$99.4
Financing obligation	27.7	27.8
Deferred tax	24.3	1.8
Long-term deferred revenue	12.2	14.0
Other	22.0	20.9
Other non-current liabilities	$192.3	$163.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale securities. As of March 31, 2018, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$27.8	$(0.1)	$27.7
U.S. agencies	17.7	(0.1)	17.6
Municipal bonds and sovereign debt instruments	2.8	(0.1)	2.7
Asset-backed securities	30.0	(0.4)	29.6
Corporate securities	127.2	(0.7)	126.5
Total available-for-sale debt securities	$205.5	$(1.4)	$204.1
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of March 31, 2018, of the total estimated fair value, $8.8 million was classified as cash equivalents, $194.6 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
 In addition to the amounts presented above, as of March 31, 2018, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $1.6 million, of which $0.3 million was invested in debt securities, $0.4 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in interest and other income, net.
During the three and nine months ended March 31, 2018 and April 1, 2017, the Company recorded no other-than-temporary impairment charges in each respective period.
As of March 31, 2018, contractual maturities of the Company’s debt securities classified as available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$133.4	$133.1
Amounts maturing in 1 - 5 years	71.1	70.3
Amounts maturing in more than 5 years	1.0	0.7
Total debt available-for-sale securities	$205.5	$204.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 As of July 1, 2017, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$56.8	$—	$(0.1)	$56.7
U.S. agencies	45.0	—	(0.1)	44.9
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	71.5	—	(0.4)	71.1
Corporate securities	326.1	0.1	(0.2)	326.0
Certificates of deposit	6.0	—	—	6.0
Total available-for-sale securities	$509.8	$0.1	$(0.8)	$509.1
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of March 31, 2018 and July 1, 2017 are summarized below (in millions):

	Fair value measurement as of			Fair value measurement as of
	March 31, 2018			July 1, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities
U.S. treasuries	$27.7	$27.7	$—	$56.7	$56.7	$—
U.S. agencies	17.6	—	17.6	44.9	—	44.9
Municipal bonds and sovereign debt instruments	2.7	—	2.7	4.4	—	4.4
Asset-backed securities	29.6	—	29.6	71.1	—	71.1
Corporate securities	126.5	—	126.5	326.0	—	326.0
Certificate of deposits	—	—	—	6.0	—	6.0
Total debt available-for-sale securities	204.1	27.7	176.4	509.1	56.7	452.4
Money market funds	280.1	280.1	—	726.4	726.4	—
Trading securities	1.6	1.6	—	2.0	2.0	—
Foreign currency forward contracts	4.8	—	4.8	7.3	—	7.3
Total assets (1)	$490.6	$309.4	$181.2	$1,244.8	$785.1	$459.7

Liability:
Foreign currency forward contracts	0.8	—	0.8	1.3	—	1.3
Total liabilities (2)	$0.8	$—	$0.8	$1.3	$—	$1.3
(1) $277.6 million in cash and cash equivalents, $196.2 million in short-term investments, $7.4 million in restricted cash, $4.8 million in prepayments and other current assets, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheets as of March 31, 2018. $789.2 million in cash and cash equivalents, $432.2 million in short-term investments, $11.0 million in restricted cash, $7.3 million in prepayments and other current assets, and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets as of July 1, 2017.
(2) $0.8 million and $1.3 million in other current liabilities on the Company’s Consolidated Balance Sheets as of March 31, 2018 and July 1, 2017, respectively.
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

•
Level 3 includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of March 31, 2018 and July 1, 2017, the Company did not hold any Level 3 investment securities.

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
As of March 31, 2018, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $4.8 million and $0.8 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of March 31, 2018, respectively. As of July 1, 2017, the fair value of these contracts of $7.3 million and $1.3 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 31, 2018 and July 1, 2017, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $142.8 million and $134.3 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $29.4 million and $25.4 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The gains on foreign exchange forward contracts were $3.9 million and $8.1 million for the three and nine months ended March 31, 2018, respectively. The foreign exchange forward contracts incurred a gain of $2.6 million and a loss of $2.7 million for the three and nine months ended April 1, 2017, respectively.
Note 8. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2017	$143.3	$8.3	$151.6
Acquisitions (1)	189.7	—	189.7
Currency translation adjustments	2.9	—	2.9
Balance as of March 31, 2018	$335.9	$8.3	$344.2
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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 31, 2018.
Note 9. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of March 31, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$503.0	$(368.8)	$134.2
Customer relationships	182.1	(92.9)	89.2
In-process research and development	9.0	—	9.0
Other (1)	44.8	(11.9)	32.9
Total intangibles	$738.9	$(473.6)	$265.3

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(352.0)	$17.3
Customer relationships	94.9	(81.3)	13.6
Other (1)	9.9	(9.7)	0.2
Total intangibles	$474.1	$(443.0)	$31.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of revenues	$6.2	$3.6	$14.4	$11.1
Operating expenses	4.5	3.5	11.0	10.4
Total amortization of intangible assets	$10.7	$7.1	$25.4	$21.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 31, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2018	$23.5
2019	69.6
2020	61.5
2021	57.2
2022	29.3
Thereafter	15.2
Total amortization	$256.3
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 10. Debt
As of March 31, 2018 and July 1, 2017, the Company’s short-term debt and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	March 31, 2018	July 1, 2017
Principal amount of 0.625% Senior Convertible Notes	$428.5	$610.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Unamortized discount of liability component	(95.9)	(129.4)
Unamortized debt issuance cost	(6.6)	(9.2)
Carrying amount of liability component	$786.0	$931.4
Current portion of long-term debt	420.4	—
Long-term debt, net of current portion	$365.6	$931.4

Carrying amount of equity component (1)	$208.8	$229.7

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of March 31, 2018 and July 1, 2017.
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
Based on quoted market prices as of March 31, 2018 and July 1, 2017, the fair value of the 2024 Notes was approximately $467.3 million and $481.7 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.

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
Holders of the 2033 Notes may require the Company to purchase all or a portion of the 2033 Notes on each of August 15, 2018, August 15, 2023 and August 15, 2028, or upon the occurrence of a fundamental change, in each case, at a price equal to 100% of the principal amount of the 2033 Notes to be purchased, plus accrued and unpaid interest to, but excluding the purchase date. As of March 31, 2018, the expected remaining term of the 2033 Notes is 0.4 years and thus were classified as current portion of long-term debt.
During the three and nine months ended March 31, 2018, the Company repurchased $22.5 million and $181.5 million aggregate principal amount of the notes, respectively, for $23.1 million and $198.0 million in cash. In connection with the repurchase, a loss on extinguishment of $0.3 million and $4.1 million was recognized in interest and other income, net in compliance with the authoritative guidance for the three and nine months ended March 31, 2018, respectively. After giving effect to the repurchase, the total amount of 0.625% Senior Convertible Notes outstanding as of March 31, 2018 was $428.5 million.
Based on quoted market prices as of March 31, 2018 and July 1, 2017, the fair value of the 2033 Notes was approximately $436.3 million and $676.1 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Interest expense-contractual interest	$1.8	$1.3	$5.7	$3.4
Amortization of debt issuance cost	0.6	0.6	1.9	1.8
Accretion of debt discount	8.2	7.9	25.6	21.9
Note 11. Restructuring and Related Charges
The Company has initiated various strategic restructuring events primarily intended to reduce its costs, consolidate its operations, rationalize the manufacturing of its products and align its businesses in response to market conditions. As of March 31, 2018 and July 1, 2017, the Company’s total restructuring accrual was $4.8 million and $11.0 million, respectively. During the three and nine months ended March 31, 2018, the Company recorded restructuring and related charges of $0.3 million and $4.3 million, respectively. During the three and nine months ended April 1, 2017, the Company recorded restructuring and related charges of $18.4 million and $20.2 million, respectively. The Company’s restructuring charges can include severance and benefit costs to eliminate a specified number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended March 31, 2018 were as follows (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Balance July 1, 2017	Nine Months Ended March 31, 2018 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance March 31, 2018	Three Months Ended March 31, 2018 Charges (Benefits)
Fiscal 2018 Plan
Trilithic Restructuring Plan (1)	$—	$0.9	$(0.3)	$—	$0.6	$0.4
Fiscal 2017 Plan
OSP Restructuring Plan (1)	0.8	0.1	(0.9)	—	—	0.1
Focused NSE Restructuring Plan (1) (2)	4.9	2.9	(7.3)	0.4	0.9	(0.2)
Other Plans (2)	—	0.5	(0.6)	0.1	—	—
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	0.2	(0.1)	(0.1)	—	—
NE and SE Agile Restructuring Plan (1)	0.4	—	—	—	0.4	—
Plans Prior to Fiscal 2016
NE Product Strategy Restructuring Plan (1)	0.9	—	(0.4)	—	0.5	—
NE Lease Restructuring Plan (2)	2.6	—	(1.0)	—	1.6	—
Other Plans (1)(2)	1.2	—	(0.4)	—	0.8	—
Total	$11.0	$4.3	$(11.0)	$0.5	$4.8	$0.3
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.
As of March 31, 2018 and July 1, 2017, $0.2 million and $2.2 million, respectively, of our restructuring liability was long-term in nature and included as a component of other non-current liabilities, with the remaining short-term portion included as a component of other current liabilities on the Consolidated Balance Sheets.
Fiscal 2018 Plans
Trilithic Restructuring Plan
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate the Trilithic acquisition. As a result, approximately 40 employees primarily in manufacturing, and SG&A functions located in the United States were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.
Fiscal 2017 Plans
OSP Restructuring Plan
During the fourth quarter of fiscal 2017, Management approved a plan within the OSP business segment to realign its operations and exit from the printed security business. As a result, approximately 30 employees in manufacturing and SG&A functions located in the United States were impacted. Payments related to the severance and benefits accrual were paid by the end of the third quarter of fiscal 2018.
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second quarter of fiscal 2018, the headcount impact by this plan increased by approximately 20 employees. In total, approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018. During the third quarter of fiscal 2017, Management also approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan. Payments related to the Colorado lease costs were paid by the end of the third quarter of fiscal 2018.

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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of March 31, 2018 was $1.6 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of March 31, 2018, the restructuring accrual for other plans that commenced prior to fiscal year 2016 was $0.8 million, which consists of immaterial accruals from various restructuring plans.
Note 12. Income Taxes
The Company recorded income tax expense of $1.1 million and $2.2 million for the three and nine months ended March 31, 2018 respectively. The Company recorded an income tax expense of $4.3 million and $15.8 million for the three and nine months ended April 1, 2017, respectively.
The income tax expense for the three and nine months ended March 31, 2018 and April 1, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and nine months ended March 31, 2018, this foreign and state tax is offset by a tax benefit of $4.0 million and $7.1 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, this benefit may reverse during the fiscal year. Additionally, for the nine months ended March 31, 2018, the tax provision includes a benefit of $6.5 million resulting from the passage of the U.S. Tax Cuts and Jobs Act (“the Act”), the impacts of which are detailed below.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted, and the effects are recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, the Company recognized a benefit of $4.5 million for the nine months ended March 31, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company’s current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, the Company’s deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the nine months ended March 31, 2018 due to release of valuation allowance.
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
The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The Company has not made sufficient progress on remeasuring its deferred tax assets and liabilities to determine a reasonable estimate at this time. However, the Company expects that there will be an equal and offsetting reduction in the valuation allowance such that there should be no impact to its provision for income taxes for the fiscal year related to the rate reduction.
Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three and nine months ended March 31, 2018.
The income tax expense recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations, impacts of the Act and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of March 31, 2018, and July 1, 2017, the Company’s unrecognized tax benefits totaled $39.8 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.2 million accrued for the payment of interest and penalties at March 31, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.6 million.
Note 13. Stockholders' Equity
Repurchase of Common Stock
In September 2016, the Board of Directors increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. The Board previously authorized expiration of the share repurchase to be extended to December 31, 2017. In December 2017, the Board authorized a further extension of the Company's stock repurchase program for an additional 3 months to expire on March 31, 2018. In February 2018, the Board of Directors authorized the Company to increase its common stock repurchase program from $150 million to $200 million through open market or private transactions. The $50 million increase in authorized repurchases is in addition to the $150 million repurchase program announced in September 2016. The Board also extended the period during which repurchases can be made till September 30, 2019.

During the three months ended March 31, 2018, the Company repurchased approximately 1.1 million shares of its common stock for $9.9 million. As of March 31, 2018, the Company had remaining authorization of $62.6 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

All common shares repurchased under this program have been canceled and retired.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 31, 2018 and April 1, 2017 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Cost of revenues	$0.8	$0.7	$2.4	$2.7
Research and development	1.2	1.3	3.7	4.6
Selling, general and administrative	5.6	6.1	16.7	18.6
Stock-based compensation	$7.6	$8.1	$22.8	$25.9
Approximately $0.8 million and $0.7 million of stock-based compensation were capitalized to inventory at March 31, 2018 and April 1, 2017 respectively.
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
During the nine months ended March 31, 2018 and April 1, 2017, the Company granted 3.1 million and 3.9 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the nine months ended March 31, 2018 and April 1, 2017, the Company granted 0.6 million and 0.4 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the nine months ended March 31, 2018 and April 1, 2017, the Company granted additional 0.2 million and 0.1 million shares due to performance-bases shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 31, 2018 and April 1, 2017 were estimated to be $6.1 million and $3.3 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of March 31, 2018, $45.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 2, 2017, the Company adopted the new authoritative guidance that simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. The Company recognized net cumulative effect of $0.6 million as an increase to accumulated deficit as of the first day of fiscal 2018. Additionally, the new authoritative guidance required the employee tax paid by withholding shares of restricted stock units on the statements of cash flows to be classified as financing cash flows. Accordingly, upon adoption, the Company reclassified $11.4 million of tax payment withheld on vesting of restricted stock from operating cash flows to financing cash flows for the nine months ended April 1, 2017. Further, the new authoritative guidance required previously unrecognized deferred tax benefits to be recorded as deferred tax assets.  Upon adoption, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. However, there was no impact to the accumulated deficit resulting from adoption, as the deferred tax assets associated with these net operating loss carryforwards were fully offset by a corresponding valuation allowance. All other aspects of the guidance did not have a material effect on the Company’s consolidated financial statements.
Note 15. Employee Pension and Other Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010 and the AW business acquisition during the third quarter of fiscal 2018. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.
As of March 31, 2018, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 31, 2018, the Company contributed $1.0 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of the net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
Pension Benefits	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Service cost	$—	$0.1	$—	$0.3
Interest cost	0.7	0.6	2.1	1.6
Expected return on plan assets	(0.4)	(0.3)	(1.2)	(0.8)
Amortization of net actuarial losses	0.3	0.5	1.2	1.4
Net periodic benefit cost	$0.6	$0.9	$2.1	$2.5
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $8.3 million related to its defined benefit pension plans during fiscal 2018 to make current benefit payments and fund future obligations. As of March 31, 2018, approximately $4.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2017.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company determined that the likelihood of loss to be probable and accrued GBP 5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company continues to pursue a claim against the U.K. law firm responsible for the error. As of March 31, 2018, the related accrued pension liability was GBP 6.0 million (USD 8.4 million).
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of March 31, 2018 and July 1, 2017.
Outstanding Letters of Credit and Performance Bonds
As of March 31, 2018, the Company had standby letters of credit of $11.3 million and performance bonds of $1.7 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during fiscal 2018 and fiscal 2017 (in millions):

	Three Months Ended		Nine Months Ended
	March 31, 2018	April 1, 2017	March 31, 2018	April 1, 2017
Balance as of beginning of period	$6.8	$5.3	$5.8	$4.9
Provision for warranty	0.8	1.3	3.0	4.5
Utilization of reserve	(0.6)	(0.8)	(4.1)	(2.8)
Adjustments related to pre-existing warranties (including changes in estimates)	0.2	(0.3)	2.2	(1.1)
Acquisition related (1)	1.0	—	1.3	—
Balance as of end of period	$8.2	$5.5	$8.2	$5.5
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
The CODM manages the Company in two broad business categories: NSE and OSP. NSE operates in two segments, NE and SE, whereas OSP operates as a single segment. The CODM evaluates segment performance of the NSE business based on NE and SE segment gross margin and NSE operating margin as a whole. Operating expenses associated with the NSE business are not allocated to the NE and SE segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on OSP segment operating margin.
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related charges, impairment of goodwill, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because Management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The segment information for all periods presented has been revised to be comparable with the changes in the Company’s segment reporting measures.
Information on reportable segments is as follows (in millions):

	Three Months Ended March 31, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Net revenue	$127.0	$30.1	$157.1	$62.3	$—	$219.4

Gross profit	80.9	20.7	101.6	32.8	(10.7)	123.7
Gross margin	63.7%	68.8%	64.7%	52.6%		56.4%

Operating income			9.6	23.6	(32.8)	0.4
Operating margin			6.1%	37.9%		0.2%

	Three Months Ended April 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Net revenue	$103.4	$28.7	$132.1	$63.9	$—	$196.0

Gross profit	67.5	17.7	85.2	36.7	(4.9)	117.0
Gross margin	65.3%	61.7%	64.5%	57.4%		59.7%

Operating income			(4.4)	27.8	(38.6)	(15.2)
Operating margin			(3.3)%	43.5%		(7.8)%

	Three Months Ended
	March 31, 2018	April 1, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$134.4	$121.9
Stock-based compensation	(0.8)	(0.7)
Amortization of intangibles	(6.2)	(3.6)
Other charges unrelated to core operating performance (1)	(3.7)	(0.6)
GAAP gross profit	$123.7	$117.0

Corporate reconciling items impacting operating income:
Total segment operating income	$33.2	$23.4
Stock-based compensation	(7.6)	(8.1)
Amortization of intangibles	(10.7)	(7.1)
Other charges unrelated to core operating performance (1)	(14.2)	(5.0)
Restructuring and related charges	(0.3)	(18.4)
GAAP operating income	$0.4	$(15.2)

(1) During the three months ended March 31, 2018 and April 1, 2017, other charges unrelated to core operating performance primarily consisted of acquisition related costs, amortization of inventory step-up and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 31, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Net revenue	$360.3	$91.2	$451.5	$164.9	$—	$616.4

Gross profit	225.3	63.6	288.9	90.4	(23.3)	356.0
Gross margin	62.5%	69.7%	64.0%	54.8%		57.8%

Operating income			24.8	63.2	(73.9)	14.1
Operating margin			5.5%	38.3%		2.3%

	Nine Months Ended April 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Net revenue	$339.0	$105.7	$444.7	$168.6	$—	$613.3

Gross profit	219.5	66.1	285.6	96.5	(15.3)	366.8
Gross margin	64.7%	62.5%	64.2%	57.2%		59.8%

Operating income			5.7	72.1	(76.2)	1.6
Operating margin			1.3%	42.8%		0.3%

	Nine Months Ended
	March 31, 2018	April 1, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$379.3	$382.1
Stock-based compensation	(2.4)	(2.7)
Amortization of intangibles	(14.4)	(11.1)
Other charges unrelated to core operating performance (1)	(6.5)	(1.5)
GAAP gross profit	$356.0	$366.8

Corporate reconciling items impacting operating income:
Total segment operating income	$88.0	$77.8
Stock-based compensation	(22.8)	(25.9)
Amortization of intangibles	(25.4)	(21.5)
Other charges unrelated to core operating performance (1)	(21.4)	(8.6)
Restructuring and related charges	(4.3)	(20.2)
GAAP operating income (loss) from continuing operations	$14.1	$1.6
(1) During the nine months ended March 31, 2018 and April 1, 2017, other charges unrelated to core operating performance primarily consisted of acquisition related costs, amortization of inventory step-up, loss on disposal of long-lived assets and Company specific charges related to the separation.
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

•
Our plans or expectations including expectations regarding synergies, savings or benefits relating to investments, acquisitions, partnerships and other strategic opportunities, including our acquisition of the AW business;

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises, network equipment manufacturers, civil, government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets.
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
On March 15, 2018, the Company completed the acquisition of the AW business. The acquired business is being integrated into the Company’s NE segment. We are currently evaluating the impact of this acquisition on the reporting structure of our NE segment.
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
OSP serves customers such as FLIR Systems, BAE Systems, Lockheed Martin, SICPA and STMicroelectronics.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 31, 2018	April 1, 2017	Change	Percent Change	March 31, 2018	April 1, 2017	Change	Percent Change
Segment net revenue:
NE	$127.0	$103.4	$23.6	22.8%	$360.3	$339.0	$21.3	6.3%
SE	30.1	28.7	1.4	4.9%	91.2	105.7	(14.5)	(13.7)%
OSP	62.3	63.9	(1.6)	(2.5)%	164.9	168.6	(3.7)	(2.2)%
Total net revenue	$219.4	$196.0	$23.4	11.9%	$616.4	$613.3	$3.1	0.5%

Gross profit	$123.7	$117.0	$6.7	5.7%	$356.0	$366.8	$(10.8)	(2.9)%
Gross margin	56.4%	59.7%			57.8%	59.8%

Research and development	$32.1	$34.1	$(2.0)	(5.9)%	$91.1	$106.1	$(15.0)	(14.1)%
Percentage of net revenue	14.6%	17.4%			14.8%	17.3%

Selling, general and administrative	$86.4	$76.2	$10.2	13.4%	$235.5	$228.5	$7.0	3.1%
Percentage of net revenue	39.4%	38.9%			38.2%	37.3%

Restructuring and related charges	$0.3	$18.4	$(18.1)	(98.4)%	$4.3	$20.2	$(15.9)	(78.7)%
Percentage of net revenue	0.1%	9.4%			0.7%	3.3%

Interest and other income, net	3.5	5.0	(1.5)	(30.0)%	6.6	10.1	(3.5)	(34.7)%
Percentage of net revenue	1.6%	2.6%			1.1%	1.6%

(Loss) gain on sale of investments	$(0.1)	$51.2	$(51.3)	(100.2)%	$(0.1)	$186.6	$(186.7)	(100.1)%
Percentage of net revenue	—%	26.1%			—%	30.4%

Interest expense	$(11.4)	$(10.7)	$(0.7)	6.5%	$(35.6)	$(29.3)	$(6.3)	21.5%
Percentage of net revenue	(5.2)%	(5.5)%			(5.8)%	(4.8)%

Provision for income taxes	$1.1	$4.3	$(3.2)	(74.4)%	$2.2	$15.8	$(13.6)	(86.1)%
Percentage of net revenue	0.5%	2.2%			0.4%	2.6%

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

Three months ended March 31, 2018 and April 1, 2017
Net revenue increased by $23.4 million, or 11.9%, during the three months ended March 31, 2018 compared to the same period a year ago. This increase was primarily due to revenue increase from NE segment as discussed below.
Product revenues increased by $21.2 million, or 12.0%, during the three months ended March 31, 2018 compared to the same period a year ago, primarily due to revenue increase from NE segment as discussed below.
Service revenues increased by $2.2 million, or 11.0%, during the three months ended March 31, 2018 compared to the same period a year ago primarily due to a combination of Trilithic related service revenue as a result of the acquisition and increase in support activities from SE segment Data Center products.
NE net revenue increased by $23.6 million, or 22.8%, during the three months ended March 31, 2018 compared to the same period a year ago. This increase was driven by $12.3 million revenue from acquired AW business and a $16.6 million net increase in Field Instruments contributed by strength in Cable which was driven by the DOCSIS 3.1 deployment and Fiber instruments which was driven by fiber-to-the-home deployment. The increase was mostly offset by revenue declines of $5.5 million in Lab Instruments driven by weak demand from our optical components customers.
SE net revenue increased by $1.4 million, or 4.9%, during the three months ended March 31, 2018 compared to the same period a year ago. This increase was primarily driven by revenue increases from Data Center, partially offset by decline in assurance products.
OSP net revenue decreased by $1.6 million, or 2.5%, during the three months ended March 31, 2018 compared to the same period a year ago. This decrease was primarily driven by revenue decrease from Anti-Counterfeiting products which benefited from a major banknote redesign a year ago, partially offset by revenue growth in 3D sensing revenue from Consumer and Industrial products and increase in our Government products.
Nine Months Ended March 31, 2018 and April 1, 2017
Net revenue increased by $3.1 million, or 0.5%, during the nine months ended March 31, 2018 compared to the same period a year ago due to revenue increase from NE segment, partially offset by revenue decrease from SE and OSP segments.
Product revenues remained relatively flat during the nine months ended March 31, 2018 compared to the same period a year ago. Service revenues increased by $5.0 million, or 7.7%, during the nine months ended March 31, 2018 compared to the same period a year ago primarily due to a combination of Trilithic related service revenue as a result of the acquisition and increase in support activities from SE segment Data Center products.
NE net revenue increased by $21.3 million, or 6.3%, during the nine months ended March 31, 2018 compared to the same period a year ago. This increase was primarily driven by $12.3 million revenue from acquired AW business, and a $40.5 million net revenue increase in Field Instruments demand contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment. This increase was partially offset by net revenue decrease of $31.3 million in Lab instruments driven by weak demand from our optical components customers.
SE net revenue decreased by $14.5 million, or 13.7%, during the nine months ended March 31, 2018 compared to the same period a year ago. This decrease was primarily driven by continued run-off of our Mature Assurance portfolio solutions, which contributed a decline of $13.0 million, and a decline of $9.0 million from Growth Assurance offerings due to our planned restructuring announced in January 2017 to narrow the scope of SE product lines. The decrease was partially offset by revenue increase from Data Center by $7.5 million.
OSP net revenue decreased by $3.7 million, or 2.2%, during the nine months ended March 31, 2018 compared to the same period a year ago. This decrease was primarily driven by revenue decrease from Anti-Counterfeiting products which benefited from a major banknote redesign a year ago, partially offset by revenue growth in 3D sensing revenue from Consumer and Industrial products and increase in our Government products.
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
In fiscal 2018, we expect to continue to see a decline in net revenue from our Mature Assurance product offerings within our SE segment. In our OSP segment, we expect 3D sensing products to be more meaningful in longer term as the market adopts security authentication technology in mobile devices and other applications.
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

	Three Months Ended				Nine Months Ended
	March 31, 2018		April 1, 2017		March 31, 2018		April 1, 2017
Americas
United States	$80.0	36.5%	$68.2	34.8%	$246.8	40.0%	$229.6	37.5%
Other Americas	17.0	7.7%	17.7	9.0%	57.2	9.3%	59.1	9.6%
Total Americas	97.0	44.2%	85.9	43.8%	304.0	49.3%	288.7	47.1%

Asia-Pacific
Greater China	$37.9	17.3%	$22.5	11.5%	$90.4	14.7%	$76.8	12.5%
Other Asia	24.9	11.3%	17.8	9.1%	55.8	9.0%	55.6	9.1%
Total Asia-Pacific	62.8	28.6%	40.3	20.6%	146.2	23.7%	132.4	21.6%

EMEA
Switzerland	15.9	7.3%	37.9	19.3%	56.3	9.1%	88.4	14.4%
Other EMEA	43.7	19.9%	31.9	16.3%	109.9	17.9%	103.8	16.9%
Total EMEA	59.6	27.2%	69.8	35.6%	166.2	27.0%	192.2	31.3%

Total net revenue	$219.4	100.0%	$196.0	100.0%	$616.4	100.0%	$613.3	100.0%
Net revenue from customers outside the Americas during the three months ended March 31, 2018 and April 1, 2017 represented 55.8% and 56.2% of net revenue, respectively. Net revenue from customers outside the Americas during the nine months ended March 31, 2018 and April 1, 2017 represented 50.7% and 52.9% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 3.3 percentage points during the three months ended March 31, 2018 from 59.7% in the same period a year ago to 56.4% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segments and higher amortization of intangibles related to newly acquired Trilithic and AW business. This decrease was partially offset by gross margin improvement in our SE segment.
Gross margin decreased by 2.0 percentage points during the nine months ended March 31, 2018 from 59.8% in the same period a year ago to 57.8% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segment and higher amortization of intangibles related to newly acquired Trilithic and AW business. This decrease was partially offset by gross margin improvement in our SE segment.
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
Research and Development
R&D expense decreased by $2.0 million, or 5.9%, during the three months ended March 31, 2018 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy, partially offset by incremental R&D expense from acquired Trilithic and AW businesses. As a percentage of net revenue R&D decreased by 2.8 percentage points during the three months ended March 31, 2018 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
R&D expense decreased by $15.0 million, or 14.1%, during the nine months ended March 31, 2018 compared to the same period a year ago. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy, partially offset by incremental R&D expense from acquired Trilithic and AW businesses. As a percentage of net revenue R&D decreased by 2.5 percentage points during the nine months ended March 31, 2018 compared to the same period a year ago as the Company continued to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased 10.2 million, or up 13.4%, during the three months ended March 31, 2018 compared to the same period a year ago. The increase was primarily due to acquisition and integration related costs as well as incremental SG&A expense from acquired Trilithic and AW businesses, partially offset by reduction in expenses with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A increased 0.5 percentage points during the three months ended March 31, 2018 compared to the same period a year ago.
SG&A expense increased by $7.0 million, or 3.1%, during the nine months ended March 31, 2018 compared to the same period a year ago. This increase was primarily due to acquisition and integration related costs as well as incremental SG&A expense from acquired Trilithic and AW businesses, partially offset by reduction in expenses with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A increased 0.9 percentage points during the nine months ended March 31, 2018 compared to the same period a year ago.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $9 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 11. Restructuring and Related Charges” for more information.

During the three and nine months ended March 31, 2018, we incurred $0.3 million and $4.3 million in restructuring and related charges, respectively, due to new and previously announced restructuring plans. During the three and nine months ended April 1, 2017, we incurred restructuring and related charges of $18.4 million and $20.2 million, respectively.

During the third quarter of fiscal 2018, we recorded $0.3 million in restructuring and related charges.

During the third quarter of fiscal 2017, we recorded $18.4 million in restructuring and related charges. These charges were primarily the result of the following:

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

During the nine months ended March 31, 2018, we incurred $4.3 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

•
During the second quarter of fiscal 2018, Management approved a plan within NE business segment to related to the integration of the Trilithic business acquired in the first quarter of fiscal 2018. As a result, a restructuring charge of $0.9 million was recorded for severance and employee benefits for approximately 40 employees primarily in manufacturing and SG&A functions located in the United States who were impacted. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019

•
During fiscal 2017, Management approved a plan in the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second quarter of fiscal 2018, the headcount impact by this plan has increased by approximately 20 employees and as a result a restructuring charge of $1.7 million was recorded for severance and employee benefits. As a result, approximately 340 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2018.

•
During the third quarter of fiscal 2017, Management approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan and recorded a lease exit cost of $1.5 million which was paid off as of the third quarter of fiscal 2018.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $1.0 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2020.
Interest and Other Income, Net
Interest and other income, net was $3.5 million during the three months ended March 31, 2018 compared to $5.0 million the same period a year ago. This $1.5 million decrease was primarily driven by a $0.3 million loss on repurchase of debt, a $1.4 million more unfavorable foreign exchange impact and a $1.1 million decrease in other income primarily due to gain on sale of other assets from prior period, partially offset by a $1.6 million increase in interest income.
Interest and other income, net was $6.6 million during the nine months ended March 31, 2018 compared to $10.1 million the same period a year ago. This $3.5 million decrease was primarily driven by a $4.1 million loss on repurchase of debt, a $2.4 million more unfavorable foreign exchange impact and a $2.4 million decrease in other income primarily due to gain on sale of other assets from prior period, partially offset by a $5.9 million increase in interest income.
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

Interest Expense
Interest expense increased by $0.7 million, or 6.5%, during the three months ended March 31, 2018 compared to the same period a year ago. This increase was primarily due to $3.2 million interest expense in relation to the 2024 Notes issued in March 2017, partially offset by $2.5 million reduction in interest expense related to the 2033 Notes due to repurchase of debt.
Interest expense increased by $6.3 million, or 21.5%, during the nine months ended March 31, 2018 compared to the same period a year ago. This increase was primarily due to $12.4 million interest expense in relation to the 2024 Notes issued in March 2017, partially offset by $6.1 million reduction in interest expense related to the 2033 Notes due to repurchase of debt.
Provision for Income Taxes
We recorded income tax expense of $1.1 million and $2.2 million for the three and nine months ended March 31, 2018, respectively. We recorded income tax expense of $4.3 million and $15.8 million for the three and nine months ended April 1, 2017, respectively.
The income tax expense for the three and nine months ended March 31, 2018 and April 1, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year. For the three and nine months ended March 31, 2018, this foreign and state tax is offset by a tax benefit of $4.0 million and $7.1 million, respectively, which was recorded in our income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income. In accordance with authoritative guidance, this benefit may reverse during the fiscal year. Additionally, for the nine months ended March 31, 2018, the tax provision includes a benefit of $6.5 million resulting from the passage of the U.S. Tax Cuts and Jobs Act (“the Act”), the impacts of which are detailed below.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted, and the effects are recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, we recognized a benefit of $4.5 million for the nine months ended March 31, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, our current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, our deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the nine months ended March 31, 2018 due to release of valuation allowance.
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
The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. We have not made sufficient progress on remeasuring our deferred tax assets and liabilities to determine a reasonable estimate at this time. However, we expect that there will be an equal and offsetting reduction in the valuation allowance such that there should be no impact to our provision for income taxes for the fiscal year related to the rate reduction.
Upon adoption of the new guidance on share-based payment awards, previously unrecognized excess tax benefits were recorded as a deferred tax asset, which was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit.  In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the three and nine months ended March 31, 2018.
The income tax expense recorded differs from the expected tax expense (benefit) that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations, impacts of the Act, and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of March 31, 2018, and July 1, 2017, our unrecognized tax benefits totaled $39.8 million and $38.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $2.2 million accrued for the payment of interest and penalties at March 31, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.6 million.
Operating Segment Information (in millions):

	Three Months Ended				Nine Months Ended
	March 31, 2018	April 1, 2017	Change	Percentage Change	March 31, 2018	April 1, 2017	Change	Percentage Change
Network Enablement
Net revenue	$127.0	$103.4	$23.6	22.8%	$360.3	$339.0	$21.3	6.3%
Gross profit	80.9	67.5	13.4	19.9%	225.3	219.5	5.8	2.6%
Gross margin	63.7%	65.3%			62.5%	64.7%

Service Enablement
Net revenue	30.1	28.7	1.4	4.9%	91.2	105.7	(14.5)	(13.7)%
Gross profit	20.7	17.7	3.0	16.9%	63.6	66.1	(2.5)	(3.8)%
Gross margin	68.8%	61.7%			69.7%	62.5%

Network and Service Enablement
Net revenue	157.1	132.1	25.0	18.9%	451.5	444.7	6.8	1.5%
Operating income	9.6	(4.4)	14.0	318.2%	24.8	5.7	19.1	335.1%
Operating margin	6.1%	(3.3)%			5.5%	1.3%

OSP
Net revenue	$62.3	$63.9	$(1.6)	(2.5)%	164.9	$168.6	$(3.7)	(2.2)%
Gross profit	32.8	36.7	(3.9)	(10.6)%	90.4	96.5	(6.1)	(6.3)%
Gross margin	52.6%	57.4%			54.8%	57.2%
Operating income	23.6	27.8	(4.2)	(15.1)%	63.2	72.1	(8.9)	(12.3)%
Operating margin	37.9%	43.5%			38.3%	42.8%
Network Enablement
During the three months ended March 31, 2018, NE gross margin decreased by 1.6 percentage points from 65.3% in the same period a year ago to 63.7% in the current period. This decrease was primarily due to unfavorable product mix as Lab Instruments revenue declined and under absorption of manufacturing cost.
During the nine months ended March 31, 2018, NE gross margin decreased by 2.2 percentage points from 64.7% in the same period a year ago to 62.5% in the current period. This decrease was primarily due to unfavorable product mix as Lab Instruments revenue declined and under absorption of manufacturing cost.
Service Enablement
During the three months ended March 31, 2018, SE gross margin increased by 7.1 percentage points from 61.7% in the same period a year ago to 68.8% in the current period. This increase was primarily due to restructuring of Assurance product lines and favorable product mix from growth in Data Center product revenue.
During the nine months ended March 31, 2018, SE gross margin increased by 7.2 percentage points from 62.5% in the same period a year ago to 69.7% in the current period. This increase was primarily due to restructuring of Assurance product lines and favorable product mix from growth in Data Center product revenue and lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago.
Network and Service Enablement (“NSE”)
During the three months ended March 31, 2018, NSE operating margin increased by 9.4 percentage points from (3.3)% in the same period a year ago to 6.1% in the current period. This increase in operating margin was primarily driven by increase in revenue and reduction in NSE operating expense across all function lines. Operating income accretion from acquired businesses further expanded the operating margin.

During the nine months ended March 31, 2018, NSE operating margin increased by 4.2 percentage points from 1.3% in the same period a year ago to 5.5% in the current period. This increase in operating margin was primarily driven by increase in revenue and reduction in NSE operating expense across all function lines. Operating income accretion from acquired businesses further expanded the operating margin.
Optical Security and Performance Products
During the three months ended March 31, 2018, OSP gross margin decreased by 4.8 percentage points from 57.4% in the same period a year ago to 52.6% in the current period. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
During the nine months ended March 31, 2018, OSP gross margin decreased by 2.4 percentage points from 57.2% in the same period a year ago to 54.8% in the current period. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
OSP operating margin decreased by 5.6 percentage points during the three months ended March 31, 2018 from 43.5% in the same period a year ago to 37.9% in the current period. The decrease in operating margin was primarily due to decrease in gross margin as discussed above.
OSP operating margin decreased by 4.5 percentage points during the nine months ended March 31, 2018 from 42.8% in the same period a year ago to 38.3% in the current period. The decrease in operating margin was primarily due to decrease in gross margin as discussed above.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of March 31, 2018, U.S. entities owned approximately 43.6% of our cash and cash equivalents, short-term investments and restricted cash.
As of March 31, 2018, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended March 31, 2018, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
During the third quarter of fiscal 2018, the Company repurchased $22.5 million aggregate principal amount of the 2033 Notes for $23.1 million in cash. In connection with the repurchase, a loss on extinguishment of $0.3 million was recognized in interest and other income, net in compliance with the authoritative guidance. After giving effect to the repurchase, the total amount of 2033 Notes outstanding as of March 31, 2018 was $428.5 million. As of March 31, 2018, the expected remaining term of the 2033 Notes is 0.4 years and thus was classified as current portion of long-term debt.
Nine Months Ended March 31, 2018
As of March 31, 2018 our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash decreased by $709.8 million to $738.0 million from $1,447.8 million as of July 1, 2017.
During the nine months ended March 31, 2018, cash provided by operating activities was $48.5 million, consisted of net loss of $17.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $107.1 million, including changes in deferred tax balance, offset by net decrease in operating assets and liabilities of $41.4 million. Net decreases in our operating assets and liabilities related primarily to an increase in accounts receivables of $19.4 million due to the higher billings, an increase in inventories of $12.0 million due to inventory build-up primarily for our 3D sensing products, a decrease in income taxes payable of $7.5 million, a decrease in accrued payroll and related expenses of $7.1 million due to the timing of salary and bonus payment, a decrease in deferred revenue of $5.3 million primarily due to amortization of support agreements and the release of revenue upon customer acceptance, and a decrease in accrued expenses and other current and non-current liabilities of $5.2 million due to payment for severance related liabilities. This was offset by an increase in accounts payable of $10.8 million driven by the timing of payments and higher M&A transaction cost, and a decrease in other current and non-current assets of $4.3 million primarily driven by change in forward contract and prepaid inventory.

During the nine months ended March 31, 2018, cash used in investing activities was $298.1 million, primarily related to $509.9 million of cash used for the acquisition of the AW business and Trilithic, $29.8 million of cash used for capital expenditures offset by $233.2 million of net purchase, sales and maturities of available-for-sale debt securities, $4.7 million decrease in restricted cash and $3.7 million proceeds from sales of assets.
During the nine months ended March 31, 2018, cash used in financing activities was $246.3 million, primarily resulting from $198.0 million used for repurchase of our 2033 Notes, $40.8 million of cash used to repurchase common stock under our share repurchase program, $11.3 million in withholding tax payment on vesting of restricted stock awards and $1.1 million in payment of financing obligations offset by $4.9 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Nine Months Ended April 1, 2017
As of April 1, 2017, our combined balance of cash and cash equivalents, short-term investments, including marketable equity securities, and restricted cash increased by $474.8 million to $1,454.6 million from $979.8 million as of July 2, 2016.
During the nine months ended April 1, 2017, cash provided by operating activities was $57.6 million, consisted of net income of $153.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $97.1 million, including changes in deferred tax balance less gain on sale of investment of $186.6 million, offset by net decrease in operating assets and liabilities of $6.1 million. Net decreases in our operating assets and liabilities related primarily to an increase in other current and non-current assets of $17.3 million due to prepaid inventory, a decrease in deferred revenue of $17.3 million due to amortization of support agreements and the release of revenue upon customer acceptance, and a decrease in accounts payable of $10.7 million driven by the timing of payments. This was offset by an increase in accrued expenses and other current and non-current liabilities of $29.2 million due to a customer prepayment offset by restructuring payments, an increase in income taxes payable of $4.5 million, an increase in accrued payroll and related expenses of $3.1 million due to the timing of salary and bonus payment, and a decrease in accounts receivable of $3.0 million primarily driven by timing of collections.
During the nine months ended April 1, 2017, cash provided by investing activities was $74.9 million, primarily from the sale of 6.9 million shares of marketable equity securities relating to Lumentum stock which generated $245.3 million of cash proceeds offset by $140.2 million of net purchase, sales and maturities of available-for-sale debt securities and $30.4 million of cash used for capital expenditures.
During the nine months ended April 1, 2017, cash provided by financing activities was $357.6 million, primarily resulting from  $451.0 million net proceeds from issuance of the 1% Senior Convertible Notes and $10.2 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, offset by $91.6 million in repurchase of our common stock and $11.4 million in withholding tax payment on vesting of restricted stock awards.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2018.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. plan is partially funded and the Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 31, 2018, our pension plans were under funded by $111.8 million since the PBO exceeded the fair value of its plan assets. Similarly, we had a liability of $1.1 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 31, 2018, the fair value of plan assets had increased approximately 1.0% since July 1, 2017, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2018.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended July 1, 2017, except as noted below.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Share repurchase activity during the three months ended March 31, 2018 was as follows:

Period	Total Number of Shares Purchased	Average Price Paid per share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
December 31, 2017 to January 27, 2018	765,145	$8.83	765,145	$16
January 28, 2018 to February 24, 2018	360,000	$8.67	360,000	63
February 25, 2018 to March 31, 2018	—	—	—	63
	1,125,145	$8.78	1,125,145	$63
In February 2018, the Board of Directors authorized the Company to increase its common stock repurchase program from $150 million to $200 million through open market or private transactions. Under the revised repurchase authorization, the Company may repurchase up to $200 million of the Company’s common stock from time to time at the discretion of the Company’s management. The $50 million increase in authorized repurchases is in addition to the $150 million repurchase program announced by the Company in September 2016, under which approximately $62.6 million is the remaining balance. The Board also extended the period during which repurchases can be made till September 30, 2019.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures

None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
2.1	Stock Purchase Agreement by and among IFR Systems, Inc., Lockman Electronic Holdings Limited, Aeroflex Test Solutions Limited and Viavi Solutions Inc.	8-K	2.1	February 2, 2018
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 9, 2018	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)