Form 10-K
period 2018-06-30
VIAVI SOLUTIONS INC.
filed 2018-08-28
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2018
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 0-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 America Center Drive, San Jose, California 95002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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
☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.0 billion, based upon the closing sale prices of the common stock as reported on the NASDAQ Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 28, 2018, the Registrant had 226,710,621 shares of common stock outstanding.

Documents Incorporated by Reference: Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 30, 2018 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 30, 2018 (“Annual Report on Form 10-K”), which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. Our Velocity program (“Velocity”) allows us to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands our reach into new market segments as well as expands our capability to sell and deliver solutions. We deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets. On August 1, 2015, we completed the separation (“Separation”) of our optical components and lasers business and created two publicly-traded companies:

•
an optical components and commercial lasers company, Lumentum Holdings Inc. (“Lumentum”), consisting of our former Communications and Commercial Optical Products (“CCOP”) segment and the WaveReady product line within our Network Enablement (“NE”) segment; and

•
a network and service enablement and optical coatings company, renamed VIAVI, consisting of our NE, Service Enablement (“SE”), collectively (“NSE”) and Optical Security and Performance Products (“OSP”) segments.

In connection with the Separation, the Company, JDS Uniphase Corporation, was renamed “Viavi Solutions Inc.” Activities related to the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Financial Statements in this Annual Report on Form 10-K and the accompanying disclosures, discussion and analysis herein pertains to the Company’s continuing operations, unless noted otherwise.
To serve our markets, during fiscal 2018, we operated the following business segments:

•	Network Enablement

•	Service Enablement

•	Optical Security and Performance Products
Industry Trends
NE and SE
The telecommunication (“Telecom”) and cable industries are facing substantial business and technology disruptions that are transforming the users’ experience in accessing voice, data, social media and video content. Multiple network technologies are being deployed to meet the needs of increased network capacity and faster transmission speeds across both the physical and the virtual networks and across the airwaves. All forms of the network are being upgraded to faster speeds to achieve multi-gigabit per second (“Gbps”) broadband speeds and faster response time. 100G optical fiber is being deployed in the Metro networks. Optical is being delivered to fiber-to-the-home (“FTTH”) and permeating to everywhere. 400G optical fiber technology is being evaluated by network equipment manufacturers (“NEMs”). Cable service providers are investing in high speed connections and increased bandwidth availability with the deployment of DOCSIS 3.1. Telecom operators are upgrading legacy copper digital subscriber line (“DSL”) networks to Gfast technology. Over the airwaves, 4G/Long Term Evolution (“LTE”) wireless technology is expected to expand coverage with advanced LTE and 5G in the next couple years and provide 100x faster speeds than current LTE networks.
With the growing number of connected smart mobile devices, the exponential growth in Internet of Things (“IOT”) devices, and demand for high-speed broadband access to support video and other high-bandwidth applications, capacity and intelligence are increasing at the edge of the network pushing the expansion of the overall network and larger links along with new networks requiring re-architecture for scalability and flexibility. This increased demand for capacity will require networks to be more agile, flexible, programmable and cost effective. It also will drive the network transition from a hardware-centric approach to a hybrid of physical and virtualized software-centric approach through software defined networking (“SDN”) and network function virtualization (“NFV”). Long term, network providers are pursuing automation to provide enhanced offerings including machine-to-machine communications, connected cars, mobile payment and security.

The convergence of network technologies requires sizable investments from communication service providers (“CSPs”), which consist of telecommunications, cable and cloud service providers. To achieve scale and a profitable return on investment, the telecom and cable industries in recent years are experiencing increased consolidation. New entrants have emerged with the rise of cloud service providers, who are increasing their capital expenditures and investing in advanced networks as enterprises are off-loading private corporate networks to the cloud. Traditional service provider capital spending in physical networks has been declining, which impacts the served available market opportunity for our NSE segment. However, the emergence of cloud service providers and virtualized networks create new opportunities for NSE. VIAVI’s NE and SE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology, installed base and product offerings.
OSP
Counterfeiting of banknotes and other goods is on the rise because counterfeiters now have access to a broad range of advanced but relatively low-cost imaging technologies and printing tools giving them the ability to create convincing simulations of actual documents and products for illicit purposes. At the same time, the penalties for counterfeiting can often be relatively modest when compared to the penalties for other crimes. VIAVI has decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment (“OVP®”), and our Optically Variable Magnetic Pigment (“OVMP®”) technologies to protect the integrity of banknotes and other high-value documents by delivering optical effects that are very easy for consumers to recognize but also very difficult for counterfeiters to reproduce. We also provide optical technologies for government, healthcare, consumer electronics and industrial markets.
In addition to Anti-Counterfeiting solutions, we extend our technology expertise to solve complex problems and deliver unique solutions in other industries. For example, we manufacture and sell optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our proprietary low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver truly compelling system performance. Through multiple generations of increasing performance and decreasing cost, we believe we remain the industry’s leading supplier of high performance filters for depth-sensing systems in consumer electronics.
Sales and Marketing
CSPs make up the majority of NE and SE revenues. VIAVI also markets and sells products to network equipment manufacturers (“NEMs”), original equipment manufacturers (“OEMs”), enterprises, governmental organizations, distributors and strategic partners worldwide. VIAVI has a dedicated sales force organized around the markets its segments serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance, and cost requirements. VIAVI is also supported by a worldwide channel community, including VIAVI’s Velocity Solution Partners who support our NE and SE segments.
A high level of support is a critical part of VIAVI’s strategy to develop and maintain long-term collaborative relationships with our customers. VIAVI develops innovative products by engaging our customers at the initial design phase and continues to build that relationship as our customers’ needs change and develop. Service and support are provided through our offices and those of our partners worldwide.
Corporate Information
The Company was incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. We are the product of several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999. In 2000 we acquired Optical Coatings Lab, Inc., which is currently part of our OSP business, and in 2005 we acquired Acterna, Inc. which is currently part of our NSE business. Following these acquisitions, we operated as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions. In August 2015, JDSU separated the portfolio of businesses into two separate publicly-traded companies to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc. Our headquarters are located at 6001 America Center Drive, San Jose, California 95002, and our telephone number is (408) 404-3600. Our website address is www.viavisolutions.com.
VIAVI is subject to the requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, pursuant to which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge, all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Corporate Strategy
Our objective is to continue to be a leading provider for all markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:

•	Market leadership in physical and virtualized test and measurement instruments with opportunity to grow market share;

•	Market leadership in Anti-Counterfeiting pigments and 3D sensing optical filter;

•	Market leadership in 5G wireless, public safety radio and navigation/communication transponder test instruments;

•	Acceleration in OSP growth through diversification in high value applications;

•	Increase the benefit from the use of our net operating loss carryforwards (“NOL”) by improving our profitability organically and inorganically; and,

•	Greater flexibility in capital structure enabling greater capital return to shareholders.

Our long term capital allocation strategy, which supports our corporate strategy, is as follows:

•	Maintenance and run-rate investments to support operational and capital spending;

•	Organic investments in initiatives to support revenue growth and productivity;

•	Return capital to shareholders through share buybacks; and,

•	Mergers and acquisitions that are synergistic to company strategy and business segments.
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
The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments.

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Network Enablement	61.1%	54.7%	55.7%
Service Enablement	14.1	16.7	16.9
Optical Security and Performance Products	24.8	28.6	27.4
Network Enablement
On March 15, 2018, the Company completed its acquisition of the AvComm and Wireless businesses (“AW”) of Cobham plc. AW is being integrated into the NE segment. Refer to “Note 7. Acquisitions” for more information.
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

Wireless, recently acquired from Cobham plc, is a global leader in Radio Access Network (RAN to Core) test and validation markets with hardware and software core competences and innovative technology targeting various communications infrastructure (5G, IoT, and Virtualized IP) market segments. Wireless products consist of flexible application software and multi-function hardware that our customers can easily use as standalone test and measurement solutions or combine with industry-standard computers, networks and third-party devices to created measurement, automation and embedded systems. This approach gives customers the ability to quickly, flexibly, and cost-effectively design, prototype and deploy unique validation solutions supporting complete product life cycles (lab to field).
Wireless’ IP, product and customer portfolio facilitates strategic growth synergy across NSE, strengthening its position in 4G and providing a compelling overall 5G value proposition benefiting our customers. Building scale and presence allows key customers to combine Wireless lab with incumbent and future NSE fiber metro and field test products to optimize evolving network configurations.
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
AvComm, recently acquired from Cobham plc, is a global leader in the Test & Measurement (“T&M”) Instrumentation for communication and safety in the government, civil, aerospace and military markets.  AvComm solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.

For Military Radio Test, our decades of experience include support of numerous waveforms and protocols including the latest SCA based software defined radios. Our Avionics products support development, certification and maintenance of airborne equipment and aircraft platforms for various navigation and communication systems which includes technology for Nav/Comm, Transponder, GPS, TCAS, DME and is positioned as the leader in T&M for the pending 2020 ADS-B mandate in the US. Our next generation Configurable Modular Platform will address the electronic warfare (“EW”), signal intelligence, radar, military and semiconductor markets.
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
AvComm products are positioned in all of the customers’ product life cycle phases from R&D, manufacturing, installation, deployment and field, to depot repair and maintenance of devices. Our Radio Test products support all of the major technology standards including P25, TETRA, NXDN™, dPMR and DMR.

Military Radio and PMR Test Equipment: Radio test equipment is used by radio manufacturers and military, police, fire and emergency response units to test hand-held radio units. AvComm provides TErrestrial Trunked RAdio (“TETRA”), and Project 25, (“P25”), radio test equipment, addressing both mobile and repeater test applications. TETRA is a global standard for private mobile radio (“PMR”), systems used by emergency services, public transport and utilities. P25 is a standard for digital radio communications for use by federal, state, private, and local public safety agencies in North America. Our military communications testing systems are primarily used by the U.S. military to test complex voice and data frequency hopping radios and accessories. Military radio and PMR test equipment has a typical life cycle of 5-20 years, as estimated by management.

Avionics Test Equipment: Avionics test equipment is used in the design, manufacture, test and maintenance of commercial, civil and military airborne electronic systems (“avionics”). The equipment provides the stimulus and signals necessary for certification, verification, faultfinding and diagnosis of airborne systems on the ground. For civil and commercial aviation, we have test solutions for various transponder modes, communications frequencies, emergency locator transmitters, weather radars and GPS. For military aviation, we have test solutions for microwave landing systems, tactical air navigation, enhanced traffic alert and collision avoidance systems, various identification friend or foe, (“IFF”), transponder/interrogator modes and IFF monopulse antenna simulation. AvComm also provides customized avionics test solutions to support manual and automatic test equipment for manufacturing, repair and ground support operations. Avionics test equipment has a typical life cycle of 8-15 years, as estimated by management.

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
AvComm customers include radio & avionics commercial companies, OEMs, civil, state and federal agencies, utilities, law enforcement, military contractors and the armed forces.
No single customer accounted for more than 10% of VIAVI net revenue from continuing operations during fiscal 2018, 2017 or 2016.
Trends
Several network technology trends are taking place to support the growing bandwidth demand and are impacting the way NEMs and CSPs design, build and deploy new network systems. These trends are driving shifts in capital spending with the deployment of 100G Metro optical fiber, cable upgrade to DOCSIS 3.1, DSL copper line upgrade to Gfast as well as increased wireless deployment of 4G/LTE and emergence of advanced LTE and 5G. As service providers face pricing pressure on their average revenue per user (“ARPU”) metrics, they are turning to our NE products solutions to reduce customer service call truck rolls through faster installation and repair completion and improve user satisfaction. For AvComm, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.  In Aerospace, continued increase in commercial airline passenger traffic is expected to drive increased aircraft and aircraft testing instruments demand.
Strategy
We plan to maintain market leadership in NE reinforced by:

•	Scaling NE through share gain, consolidation, and expansion into adjacent markets

•	Scale down, highly focused investment in SE that is synergistic with and leverages our NE position

•	“Go deep” corporate development model to drive operating leverage
Competition
Our NE segment competes against various companies, including Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., VeEX Inc., Spirent Communications plc., Prisma Inc. and Artiza Networks, Inc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry. In Aerospace and Tactical Communications, AvComm competes against Anritsu, Astronics DME Corp., General Dynamics, Rohde & Schwarz and Tel Instruments.
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

Our NE products and associated services including newly acquired Trilithic and AW business are described below:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Fiber Instrument products; (c) Metro products; (d) RF Test products; (e) Radio Test products; and (f) Avionics products;
Lab Instruments: Primarily consisting of (a) Capacity Advisor products; (b) Fiber Optic Production Lab Test; (c) Optical Transport products; (d) Storage Network Test products; (e) Wireless products.
Additionally, following the Separation we no longer sell products or services from the WaveReady product line.
For the purposes of providing year-over-year variance analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in “Item 7. Management’s Discussion and Analysis” of this Annual Report on Form 10-K, we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
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
While the network industry is shifting towards SDN and NFV, in fiscal 2016 we experienced a decline in SE net revenue compared to fiscal 2015 and certain growth products will require a longer investment cycle than originally expected. In accordance with the authoritative guidance, the Company recorded a goodwill impairment charge of $91.4 million related to our SE segment in fiscal 2016. Refer to “Note 10. Goodwill” included in Item 8 of this Annual Report on Form 10-K.
Strategy
On our last Analyst Day on September 15, 2016, we took steps to follow the “Big NE, Focused SE” strategy to emphasize Virtualized Instruments and Assurance and invest in areas of tight integration and synergies with NE to align with industry macro trends and focus the SE portfolio on products and solutions we believe will provide meaningful return on investment (“ROI”) and drive profitability.

Competition
Our SE segment competes against many of the same companies. Competitors of SE include NetScout Systems, Inc., Riverbed Technology and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless monitoring solutions available in the service enablement industry.
Offerings
VIAVI’s SE solutions are embedded network systems, including microprobes and software that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams. These solutions provide enhanced network management, control, optimization and differentiation for our customers. Using these solutions, our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.
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

Customers
OSP serves customers such as 3M Company, FLIR Systems, Inc., IDT Corporation, Lockheed Martin Corporation, Seiko Epson Corporation, SICPA Holding SA Company (SICPA) and STMicroelectronics Holding N.V. Following the separation from Lumentum, one OSP customer generated more than 10% of VIAVI net revenue from continuing operations. During fiscal 2018, 2017 and 2016, net revenue from SICPA represented 14.7%, 20.6%, 21.0%, respectively, of VIAVI net revenue from continuing operations.
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
Competition
OSP’s competitors include providers of anti-counterfeiting features such as Giesecke & Devrient, De La Rue plc; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray and optics companies such as Materion and Deposition Sciences; and optical filter companies such as II-VI Inc. and AMS.
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
On March 15, 2018, the Company completed the acquisition of the AvComm & Wireless Businesses (“AW” or “AW Businesses”) of Cobham plc. The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company’s product offerings into military, public safety and avionics test markets.
On August 9, 2017, the Company completed the acquisition of Trilithic Inc. a provider of electronic test and measurement equipment for telecommunications service providers.
Both acquisitions have been integrated into our NE segment. Refer to “Note 7. Acquisitions” for additional information related to our acquisitions.
Restructuring Programs
We continue to engage in targeted restructuring events intended to consolidate our operations and align our businesses in response to market conditions and our current investment strategy. In fiscal 2018, management approved a plan within the NE segment to consolidate and integrate the Trilithic acquisition to avoid duplicative cost and effort. We also continued to restructure and reorganize our segments under the plan approved in fiscal 2017 to eliminate certain positions by consolidating and shifting resources in our sales, manufacturing and R&D functions to focus on our strategic growth areas and optimize our operational efficiency.
Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.
Research and Development
During fiscal 2018, 2017 and 2016, we incurred R&D expenses of $133.3 million, $136.3 million, and $166.4 million, respectively. The number of employees engaged in R&D was approximately 900 as of June 30, 2018.
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

Manufacturing
As of June 30, 2018, significant manufacturing facilities for our NE, SE and OSP segments were located in China, France, Germany, United Kingdom and the United States and our significant contract manufacturing partners were located in China and Mexico.
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
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 30, 2018, we owned approximately 762 U.S. patents and 1,197 foreign patents and have 624 patent applications pending throughout the world.
Backlog
We consider our backlog balance to be an estimate of future revenue to be earned from contractually committed product and service arrangements. As of June 30, 2018, and July 1, 2017, our backlog was approximately $221.9 million and $177 million, respectively. The increase in backlog is driven by the AW acquisition.
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
We employed approximately 3,500 employees as of June 30, 2018, which included approximately 1200 employees in manufacturing, 900 employees in research and development, 850 employees in sales and marketing, and 550 employees in general and administration. This compared to a workforce of approximately 2,700 as of July 1, 2017, and 3,000 as of July 2, 2016.
Stock-based compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis. No compensation cost is recognized for awards forfeited by employees that do not render requisite service and we estimate forfeiture based on historical experience.
Similar to other technology companies, we rely upon our ability to use “Full Value Awards” (as defined below) and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards refer to restricted stock units (“RSUs”), market-based RSUs (“MSUs”) and performance-based RSUs (“PSUs”) that are granted without an exercise or purchase price and are converted to shares immediately upon vesting. The MSUs have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. The PSUs have vesting requirements tied to the performance of the Company and may not vest at all. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.
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

Seasonality
As is typical for many large companies and our competitors, our business is seasonal. Orders are generally higher in our first and second fiscal quarters and lower in our third and fourth fiscal quarters. Revenue generally reflects similar seasonal patterns but to a lesser extent than orders because revenue is not recognized until an order is shipped or services are performed, and other revenue recognition criteria are met, and because a significant portion of our in-period revenue comes from our deferred revenue balance.

ITEM 1A. RISK FACTORS
We have a history of net losses, and our future profitability is not assured.
We incurred net loss of $46.0 million in fiscal 2018. In fiscal 2017 we earned net income of $166.9 million, including recognized gross gains on sales of Lumentum common stock of $203.0 million, and incurred net loss of $99.2 million in fiscal 2016. Historically, VIAVI operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period was impacted by revenue, product mix and operational costs that varied significantly across our product portfolio and business segments. While we completed the separation of our Lumentum business in 2015, this variability continues to be a factor across our remaining business segments.
Additionally, for the last several years, VIAVI has undergone multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These activities are costly and may impair our profitability objectives. Specific factors that may undermine our financial objectives include, among others:

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
Natural Disasters and Catastrophic Events
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
We have significant long-lived assets recorded on our balance sheet. We evaluate intangible assets and goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. When testing goodwill for impairment during the fourth quarter of fiscal 2016, we concluded that the carrying value of the SE reporting unit was higher than its fair value. Accordingly step two of the impairment analysis was performed which indicated that the entire SE goodwill balance was impaired resulting in an impairment charge of $91.4 million. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. Although the analysis indicated only the SE reporting unit was impaired, we will continue to monitor the remaining reporting units which had an excess fair value over carrying value as of the date of annual impairment assessment. As of June 30, 2018 our NE and OSP reporting goodwill balances were $328.0 million and $8.3 million, respectively. Refer to Note 8 and Note 9 of the Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and long-lived assets.
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

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process R&D;

•	difficulties in entering markets in which we have no or limited prior experience and where competitors have stronger market positions;

•	difficulties in obtaining or providing sufficient transition services and accurately projecting the time and cost associated with providing these services;

•	an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	we may not be able to recognize or capitalize on expected growth, synergies or cost savings:

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership and may decrease earnings per share;

•	assume liabilities, some of which may be unknown at the time of the acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur additional debt to finance such acquisitions;

•	incur amortization expenses related to certain intangible assets; or

•	acquire, assume, or become subject to litigation related to the acquired businesses or assets.
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
Net revenue from customers outside the Americas accounted for 52.3%, 53.3% and 48.9% of our total net revenue, for fiscal 2018, 2017 and 2016 respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.

US Government trade actions could have an adverse impact on our business, financial position, and results of operation.

On March 8, 2018, the President of the United States issued a Proclamation to indefinitely impose a 25 percent tariff on certain imported steel products and a 10 percent tariff on certain imported aluminum products under Section 232 of the Trade Expansion Act of 1962. On March 22, 2018 the President of the United States announced his decisions on the actions that the U.S. government will take based on the findings of an investigation under Section 301 of the Trade Act of 1974. Subsequently in July 2018, the Trump Administration announced the imposition of a 25 percent tariff on approximately $50 billion worth of imports from China, $34 billion of which took effect immediately, the remaining $16 billion of which is scheduled to take effect August 23, 2018. Also in July 2018, the United States Trade Representative announced a proposal to increase the tariff on additional products of Chinese origin by 10%. The outcome of final actions under Section 301 and related developments remains uncertain. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third party hosting and support services to meet these needs. The growing and evolving cyber risk environment means that individuals, companies, and organizations of all sizes, including VIAVI and its hosting and support partners, are increasingly vulnerable to the threat of intrusions and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.
We maintain information security staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cyber-security to mitigate persistent and continuously evolving cyber-security threats. Our network security measures include, but are not limit to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions and intrusions that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information, and data related to our customers, suppliers, and business partners. To the extent that any disruption, degradation, downtime or other security breach results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses; our inability to transact business on behalf of our clients; violations of applicable privacy and other laws; regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may also incur additional costs related to cyber-security risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks will be successful.
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
In August 2013, we issued $650.0 million of 0.625% Senior Convertible Notes due 2033, in March 2017, we issued $460.0 million of 1.00% Senior Convertible Notes due 2024, and in May 2018 we issued $225.0 million of 1.75% Senior Convertible Notes due 2023. The issuance of the Notes could dilute our existing stockholders and lower our reported earnings per share.
We issued $650.0 million of indebtedness in August 2013 in the form of 0.625% Senior Convertible Notes due 2033 (the “2033 Notes”) of which $277.0 million are outstanding as of June 30, 2018 and $460.0 million of indebtedness in March 2017 in the form of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes”). In May 2018, we issued $225 million of indebtedness in the form of 1.75% Senior Convertible Notes due 2023 (“2023 Notes”). The 2023 Notes included $155.5 million principal which was exchanged for $151.5 million principal amount of the 2033 notes, along with an additional $69.5 million from a private placement (the 2023, 2024, and 2033 Notes together referred to as the “Notes”). The issuance of the Notes substantially increased our principal payment obligations. Additionally, in fiscal 2016 we contributed $137.6 million in cash to Lumentum in connection with the Separation, subject to the requirements as set forth in the Contribution Agreement between the Company and Lumentum Operations LLC. Following the Separation we have substantially lower cash flow which increased our leverage. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe their proprietary rights. Over the past several years there has been a marked increase in the number and potential severity of third-party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter into license agreements. Second, patent-holding companies, entities that do not make or sell products (often referred to as “patent trolls”), have claimed that our products infringe upon their proprietary rights. We will continue to respond to these claims in the course of our business operations. In the past, the resolution of these disputes has not had a material adverse impact on our business or financial condition; however this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.
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
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see the “Legal Proceedings” portion of this Annual Report on Form 10-K.
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
With respect to compliance with environmental laws and regulations in general, we have incurred, and in the future could incur, substantial costs for the cleanup of contaminated properties, either those we own or operate or to which we have sent wastes in the past, or to comply with such environmental laws and regulations. Additionally, we could be subject to disruptions to our operations and logistics as a result of such clean-up or compliance obligations. If we were found to be in violation of these laws, we could be subject to governmental fines and liability for damages resulting from such violations. If we have to make significant capital expenditures to comply with environmental laws, or if we are subject to significant expenditures in connection with a violation of these laws, our financial condition or operating results could be materially adversely impacted.
We may not generate positive returns on our research and development strategy.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. For fiscal years 2018, 2017 and 2016, our research and development expenses were $133.3 million, or approximately 15.1% of our revenue, $136.3 million, or approximately 16.8% of our revenue, and $166.4 million, or approximately 18.4% of our revenue respectively. We expect to continue to invest heavily in research and development in order to expand the capabilities of 3D sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in research and development including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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
Our actual operating results may differ significantly from our guidance.
We release guidance in our quarterly earnings conference calls, quarterly earnings releases, or otherwise, regarding our future performance that represents our management’s estimates as of the date of release. This guidance, which includes forward-looking statements, will be based on projections prepared by our management.
Projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We will continue to state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to imply that actual results could not fall outside of the suggested ranges. The principal reason that we release guidance is to provide a basis for our management to discuss our business outlook with analysts and investors. We do not accept any responsibility for any projections or reports published by any such third parties.
Guidance is necessarily speculative in nature, and it can be expected that some or all of the assumptions underlying the guidance furnished by us will not materialize or will vary significantly from actual results. Accordingly, our guidance is only an estimate of what management believes is realizable as of the date of release. Actual results may vary from our guidance and the variations may be material. In light of the foregoing, investors are urged not to rely upon our guidance in making an investment decision regarding our common stock.
Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section in this Annual Report on Form 10-K could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
As of June 30, 2018, we had U.S. federal and state net operating losses, or NOLs, of $5,166.9 million and $723.6 million, respectively, and U.S. federal and state tax credit carryforwards of $106.6 million and $50.3 million respectively, which may be utilized against future income taxes. Utilization of these NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 37,000 square feet is located at 6001 America Center Drive, San Jose, California 95002. As of June 30, 2018, our leased and owned properties in total were approximately 1.6 million square feet, of which approximately 316,000 square feet is owned. Larger leased sites include properties located in China, France, Germany, United Kingdom and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.
ITEM 3.    LEGAL PROCEEDINGS
We are subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome is to occur, it may have a material adverse impact on our financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the NASDAQ Global Select Market under the symbol (“VIAV”). As of July 27, 2018 we had 226,710,621 shares of common stock outstanding. The closing price on July 27, 2018 was $10.10.
In connection with a private letter ruling from the Internal Revenue Service, we committed to liquidate our remaining holdings of Lumentum shares within three years from the distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to Viavi’s stockholders (the “Distribution”) in connection with the Separation. The Distribution was made to VIAVI’s stockholders of record as of the close of business on July 27, 2015 and as of July 1, 2017 we had sold all of our ownership of Lumentum common stock.
The following table summarizes the high and low intraday sales prices for our common stock as reported on the NASDAQ Global Select Market during fiscal 2018 and 2017.

	High	Low
Fiscal 2018
Fourth Quarter	$10.37	$9.31
Third Quarter	10.64	8.54
Second Quarter	9.72	8.42
First Quarter	11.48	9.14

Fiscal 2017
Fourth Quarter	$11.89	$9.46
Third Quarter	11.15	8.13
Second Quarter	8.76	6.99
First Quarter	7.94	6.36
As of July 28, 2018, we had 3,420 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During the fourth quarter of the fiscal 2018 we did not make any repurchases of our common stock.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2013 and ending June 2018 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the NASDAQ Stock Market (U.S.) Index, and (iv) the NASDAQ Telecommunications Index. The table below includes our stock performance prior to the separation of the Lumentum business as traded on the NASDAQ Global Select Market under the symbol “JDSU.” Historical stock price performance is not necessarily indicative of future stock price performance. For the purpose of this graph, the distribution of approximately 80.1% of the outstanding common stock of Lumentum to our stockholders, pursuant to which Lumentum became an independent company, is treated as a non-taxable cash dividend of $21.15 for every five shares of VIAVI common stock held, an amount equal to the closing price of Lumentum common stock on August 4, 2015 which was deemed reinvested in VIAVI common stock at the closing price on August 4, 2015.
*$100 invested on 6/28/13 in stock or index.

	6/2013	6/2014	6/2015	6/2016	6/2017	6/2018
VIAVI	$100.00	$86.66	$80.47	$77.31	$122.78	$119.40
S&P 500	100.00	122.04	128.44	130.67	150.87	169.23
NASDAQ Composite	100.00	129.53	146.53	142.30	180.43	220.68
NASDAQ Telecommunications	100.00	113.70	115.61	114.44	130.24	154.02

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of VIAVI for the periods indicated. This data should be read in conjunction with and is qualified by reference to Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the other financial information included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The selected financial data presented in this section is not intended to replace the consolidated financial statements included in this report. Amounts provided below are (in millions, except share and per share amounts)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
	(7)	(4)(6)	(4)(5)(6)	(3)(4)	(1)(2)(4)
Consolidated Statements of Operations Data:
Net revenue	$880.4	$811.4	$906.3	$873.9	$926.9
Income (loss) from continuing operations, net of tax	(46.0)	165.3	(50.4)	(131.4)	(74.6)
Income (loss) from discontinued operations, net of tax	—	1.6	(48.8)	43.3	56.8
Net income (loss)	$(46.0)	$166.9	$(99.2)	$(88.1)	$(17.8)

Net income (loss) per share from - basic:
Continuing operations	$(0.20)	$0.72	$(0.22)	$(0.57)	$(0.32)
Discontinued operations	—	0.01	(0.20)	0.19	0.24
Net income (loss)	$(0.20)	$0.73	$(0.42)	$(0.38)	$(0.08)

Net income (loss) per share from - diluted:
Continuing operations	$(0.20)	$0.70	$(0.22)	$(0.57)	$(0.32)
Discontinued operations	—	0.01	(0.20)	0.19	0.24
Net income (loss)	$(0.20)	$0.71	$(0.42)	$(0.38)	$(0.08)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015	June 28, 2014
		(4)(6)	(4)(5)	(3)(4)	(1)(2)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments, and restricted cash	$788.0	$1,447.8	$979.8	$825.6	$881.3
Working capital	866.7	1,438.2	985.3	1,004.6	1,001.1
Total assets	2,022.6	2,110.5	1,678.1	2,210.6	2,342.7
Long-term obligations	740.7	1,095.3	762.4	722.8	746.6
Total stockholders’ equity	720.7	786.4	689.3	1,101.4	1,187.7

(1)
During the third quarter of fiscal 2014, we recognized $21.7 million of uncertain tax benefits related to deferred tax assets due to the expiration of the statute of limitations in a non-U.S. jurisdiction.

(2)
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

(3)	In the third quarter of fiscal 2015, we recognized a $21.8 million tax benefit upon the settlement of an audit in a non-U.S. jurisdiction.

(4)
During the first quarter of fiscal 2016, we completed the Separation. As a result, the operations of the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Statements of Operations and in the Consolidated Balance Sheet as of June 27, 2015.

(5)
During the fourth quarter of fiscal 2016, the Company recorded a $91.4 million goodwill impairment charge related to the SE reporting unit in the Consolidated Statements of Operations. Refer to “Note 10. Goodwill” for more information.

(6)
During fiscal year ended 2017 and 2016, the Company recorded $203.0 million and $71.5 million, respectively, gross realized gains on the sale of Lumentum common stock that was retained as part of the Separation. Refer to “Note 9. Investments, Forward Contracts and Fair Value Measurements” for more information.

(7)
During the first quarter of fiscal 2018 we acquired Trilithic Inc. During the third quarter of fiscal 2018 we acquired the AvComm and Wireless businesses of Cobham plc. Both transactions were accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2018 includes the results of the acquired businesses subsequent to the respective acquisition dates. The Consolidated Balance Sheet as of June 30, 2018 includes the acquired businesses’ financial position. Refer to “Note 7. Acquisitions” for more information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the notes thereto included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
Our Industries and Developments
VIAVI is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises and their ecosystems, supported by a worldwide channel community including VIAVI Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, consumer and industrial, government and healthcare and other markets. On August 1, 2015, we completed the separation of our optical components and lasers business and created two publicly traded companies:

•	an optical components and commercial lasers company named Lumentum, consisting of our CCOP segment and the WaveReady product line formerly within our NE segment; and

•
a network and service enablement and optical coatings company, renamed VIAVI, consisting of our Network Enablement (“NE”) and Service Enablement (“SE”), collectively (“NSE”) and Optical Security and Service (“OSP”) segments.

Activities related to the Lumentum business have been presented as discontinued operations in all periods of the Company’s consolidated financial statements in this Annual Report on Form 10-K and the accompanying disclosures, discussion and analysis herein pertains to the Company’s continuing operations, unless noted otherwise.
To serve our markets, during fiscal 2018 we operated the following business segments:
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
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network-equipment manufacturers (“NEMs”), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment.
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
NE customers include communication service providers (“CSPs”), NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent

International, América Móvil, S.A.B. de C.V., AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks, Reliance Industries, Time Warner Inc. and Verizon Communications Inc.
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
OSP serves customers such as FLIR Systems, Kingston Digital, L-3 Communications, Lockheed Martin and SICPA.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” for more information related to the effect the adoption of certain recent accounting pronouncements may have on our consolidated financial statements.
Critical Accounting Policies and Estimates
The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”) requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, net revenue and expenses, and related disclosures. We base our estimates on historical experience, our knowledge of economic and market factors and various other assumptions that we believe to be reasonable under the circumstances. Estimates and judgments used in the preparation of our financial statements are, by their nature, uncertain and unpredictable, and depend upon, among other things, many factors outside of our control, such as demand for our products and economic conditions. Accordingly, our estimates and judgments may prove to be incorrect and actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:
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

Revenue from multiple-element software arrangements that include installation services is deferred until installation service obligation for the software solution is fulfilled. If VSOE has been established for the undelivered elements, the software, installation services and non-software elements are recognized upon completion of delivery and the PCS is recognized ratably over the remaining support contract term. If VSOE has not been established for the undelivered element, the software related elements are recognized ratably over the remaining support period.
Investments
The Company’s investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading securities, recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported as a separate component within our Consolidated Statements of Stockholders’ Equity. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized in current earnings. Our short-term investments are classified as current assets, include certain securities with stated maturities of longer than twelve months, are highly liquid and available to support current operations.
The Company periodically reviews these investments for impairment. If a debt security’s market value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, we record an other-than-temporary impairment charge to current earnings for the entire amount of the impairment. If a debt security’s market value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive income (loss).
Inventory Valuation
We assess the value of our inventory on a quarterly basis and write down those inventories that are obsolete or in excess of our forecasted usage to their estimated realizable value. Our estimates of realizable value are based upon our analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to maximize recovery of excess inventory. If actual market conditions are less favorable than our forecasts or actual demand from our customers is lower than our estimates, we may be required to record additional inventory write-downs. If actual market conditions are more favorable than anticipated, inventory previously written down may be sold, resulting in lower cost of sales and higher income from operations than expected in that period.
Business Combinations
We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our Consolidated Financial Statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transfered. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at their estimated fair values as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed especially with respect to intangible assets. Critical estimates in valuing intangible assets include, but are not limited to, future cash flows from customer relationships, developed technology, trade names and acquired patents; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.

Goodwill Valuation
Goodwill represents the excess of the purchase price paid, over the net fair value of assets acquired and liabilities assumed, to purchase an enterprise or asset. The Company tests goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstance indicate that the asset may be impaired.
The accounting guidance provides us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in the Company’s operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in the Company’s stock price.
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as impairment of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: using present value techniques of estimated future cash flows or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure.
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
In the fourth quarter of fiscal 2018, we performed the goodwill impairment test in accordance with the authoritative guidance for NE and OSP reporting units, and determined no indicator of impairment. As of June 30, 2018, the SE reporting unit did not have any goodwill, which was fully impaired in the fourth quarter of fiscal 2016. Refer to “Note 10. Goodwill” for more information.
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
Loss Contingencies
The Company is subject to various loss contingencies arising in the ordinary course of business. In determining a loss contingency the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss. An estimated loss is probable that an asset has been impaired or a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluate current information available to us to determine whether such accruals should be adjusted and whether new accruals are required.
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Segment net revenue:
NE	61.1%	54.7%	55.7%
SE	14.1	16.7	16.9
OSP	24.8	28.6	27.4
Net revenue	100.0	100.0	100.0
Cost of revenues	41.1	38.3	37.4
Amortization of acquired technologies	3.0	1.8	1.9
Gross profit	55.9	59.9	60.7
Operating expenses:
Research and development	15.1	16.8	18.4
Selling, general and administrative	36.9	37.0	38.7
Impairment of goodwill	—	—	10.1
Amortization of other intangibles	2.4	1.7	1.6
Restructuring and related charges	0.9	2.7	1.2
Total operating expenses	55.3	58.2	70.0
Income (loss) from operations	0.6	1.7	(9.3)
Interest and other income, net	1.1	1.6	0.3
Gain on sale of investments	—	25.0	7.8
Interest expense	(5.4)	(5.3)	(3.9)
Income (loss) from continuing operations before income taxes	(3.7)	23.0	(5.1)
Provision for income taxes	1.5	2.6	0.5
Income (loss) from continuing operations, net of taxes	(5.2)	20.4	(5.6)
Income (loss) from discontinued operations, net of taxes	—	0.2	(5.3)
Net income (loss)	(5.2)%	20.6%	(10.9)%

Financial Data for Fiscal 2018, 2017 and 2016
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2018	2017	Change	Percent Change	2017	2016	Change	Percent Change
Segment net revenue:
NE	$538.5	$444.0	$94.5	21.3%	$444.0	$504.6	$(60.6)	(12.0)%
SE	123.8	135.2	(11.4)	(8.4)	135.2	153.6	(18.4)	(12.0)
OSP	218.1	232.2	(14.1)	(6.1)	232.2	248.1	(15.9)	(6.4)
Net revenue	$880.4	$811.4	$69.0	8.5%	$811.4	$906.3	$(94.9)	(10.5)%

Amortization of acquired technologies	$26.7	$14.3	$12.4	86.7%	$14.3	$17.3	$(3.0)	(17.3)%
Percentage of net revenue	3.0%	1.8%			1.8%	1.9%

Gross profit	$492.2	$486.0	$6.2	1.3%	$486.0	$549.7	$(63.7)	(11.6)%
Gross margin	55.9%	59.9%			59.9%	60.7%

Amortization of intangibles	$21.0	$14.0	$7.0	50.0%	$14.0	$14.6	$(0.6)	(4.1)%
Percentage of net revenue	2.4%	1.7%			1.7%	1.6%

Research and development	$133.3	$136.3	$(3.0)	(2.2)%	$136.3	$166.4	$(30.1)	(18.1)%
Percentage of net revenue	15.1%	16.8%			16.8%	18.4%

Selling, general and administrative	$324.5	$300.5	$24.0	8.0%	$300.5	$351.1	$(50.6)	(14.4)%
Percentage of net revenue	36.9%	37.0%			37.0%	38.7%

Impairment of goodwill	$—	$—	$—	100.0%	$—	$91.4	$(91.4)	100.0%
Percentage of net revenue	—%	—%			—%	10.1%

Restructuring and related charges	$8.3	$21.6	$(13.3)	(61.6)%	$21.6	$10.5	$11.1	105.7%
Percentage of net revenue	0.9%	2.7%			2.7%	1.2%

Interest and other income, net	$9.7	$13.1	$(3.4)	(26.0)%	$13.1	$2.5	$10.6	424.0%
Percentage of net revenue	1.1%	1.6%			1.6%	0.3%

Interest expense	$(47.3)	$(43.2)	$(4.1)	9.5%	$(43.2)	$(35.7)	$(7.5)	21.0%
Percentage of net revenue	(5.4)%	(5.3)%			(5.3)%	(3.9)%

Gain (loss) on sale of investments	$(0.1)	$203.1	$(203.2)	(100.0)%	$203.1	$71.6	$131.5	183.7%
Percentage of net revenue	—%	25.0%			25.0%	7.8%

Provision for income taxes	$13.4	$21.3	$(7.9)	(37.1)%	$21.3	$4.5	$16.8	373.3%
Percentage of net revenue	1.5%	2.6%			2.6%	0.5%

Income (loss) from discontinued operations, net of taxes	$—	$1.6	$(1.6)	(100.0)%	$1.6	$(48.8)	$50.4	(103.3)%
Percentage of net revenue	—%	0.2%			0.2%	(5.3)%
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
Fiscal 2018 and 2017
If currency exchange rates had been constant in fiscal 2018 and 2017, our consolidated net revenue in “constant dollars” would have decreased by approximately $12.8 million, or 1.5% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2018 and 2017, our consolidated operating expenses in “constant dollars” would have decreased by approximately $9.3 million, or 1.1% of net revenue.
Fiscal 2017 and 2016
If currency exchange rates had been constant in fiscal 2017 and 2016, our consolidated net revenue in “constant dollars” would have increased by approximately $4 million, or 0.5% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2017 and 2016, our consolidated operating expenses in “constant dollars” would have increased by approximately $4 million, or 0.5% of net revenue.
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
Fiscal 2018 and 2017
Net revenue increased by $69.0 million, or 8.5%, during fiscal 2018 compared to fiscal 2017. There have not been any significant changes in our pricing strategy. This increase was primarily due to increase in our NSE revenue, partially offset by decrease in our OSP revenue as discussed below.
Product revenues increased by $56.7 million, or 7.8%, during fiscal 2018 compared to fiscal 2017. This increase was primarily due to product revenue increase in NE segment due to increase in both Field and Lab Instrument product portfolio, primarily from cable products and newly acquired AW businesses. Refer to “Note 7. Acquisitions.”
Service revenues increased $12.3 million, or 14.5%, during fiscal 2018 compared to fiscal 2017. This increase was due to a combination of Trilithic and AW related service revenue as a result of the acquisitions and increase in support activities from SE segment Data Center products.
NE net revenue increased by $94.5 million, or 21.3%, during fiscal 2018 compared to fiscal 2017. This increase was primarily driven by $77.8 million revenue from acquired AW businesses in fiscal 2018, and an organic growth of $43.4 million in Field Instruments demand contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment. This increase was partially offset by net revenue decrease of $26.6 million in our organic Lab Instruments products driven by weak demand from our Optical Components customers.
SE net revenue decreased by $11.4 million, or 8.4%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by $21.4 million of net revenue decreases from our Assurance offerings. The decrease was attributable to the planned restructuring initiated in fiscal 2017 that narrowed the scope of SE segment and our Mature Assurance product offerings being negatively impacted by service maintenance contracts expiration, offset by net revenue increase of $10.0 million from our Data Center primarily from current period large deals and renewals.
OSP net revenue decreased by $14.1 million, or 6.1%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by revenue decrease from Anti-Counterfeiting products which benefited from a major banknote redesign a year ago, partially offset by revenue growth in 3D sensing revenue from Consumer and Industrial products and from Government products.

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
Service revenues decreased $12.5 million, or 12.8%, during fiscal 2017 compared to fiscal 2016. This decrease was due to a decline in support contract renewals for SE segment, resulting from our continued run-off of our Mature Assurance portfolio solutions, as well as reduction in revenue from repair services in our NE segment.
NE net revenue decreased by $60.6 million or 12.0%, during fiscal 2017 compared to fiscal 2016. This decrease was driven by a $53.2 million net decrease in Field Instruments offerings and a $6.9 million net decrease in our Lab Instruments offerings. Most of the Field Instruments product offerings experienced decreases due to weaker demand in North America from communication service providers. This was offset by increased demand for Cable products driven by a DOCSIS 3.1 technology upgrade cycle. The decrease in our Lab Instruments was primarily due to weak spending by NEMs and slowdown in spending by Chinese telecommunication companies impacting our lab customers.
SE net revenue decreased by $18.4 million, or 12.0%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily driven by $13.7 million of net revenue decreases from our Assurance offerings. The decrease was attributable to the planned restructuring that narrowed the scope of SE segment and our Mature Assurance product offerings being negatively impacted by service maintenance contracts expiration, partially offset by increase in Growth Assurance product offerings. Additionally, a net revenue decrease of $4.7 million from our Data Center primarily relating to prior large deals that did not recur in the current period.
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
In fiscal 2019, we expect to see an increase in net revenue from our NSE business segment driven by macro industry technology trends from 5G wireless testing and deployment, and, Fiber-to-the-Home deployment. In our OSP segment, we expect Anti-Counterfeiting net revenue to increase in first half fiscal 2019 driven by major bank note redesigns and then moderating in the fiscal second half.  We also expect to see 3D Sensing revenue to surge in the first half fiscal 2019 driven by increase adoption on multiple mobile devices but then decline in the fiscal second half that is in-line with smartphone demand seasonality.

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

	Years Ended
	June 30, 2018		July 1, 2017		July 2, 2016
Americas:
United States	$336.3	38.2%	$307.3	37.9%	$396.6	43.8%
Other Americas	83.8	9.5%	71.3	8.8%	66.0	7.3%
Total Americas	$420.1	47.7%	$378.6	46.7%	$462.6	51.1%

Asia-Pacific:
Greater China	$128.6	14.6%	$100.8	12.4%	$103.2	11.3%
Other Asia	84.4	9.6%	72.4	8.9%	63.1	7.0%
Total Asia-Pacific	$213.0	24.2%	$173.2	21.3%	$166.3	18.3%

EMEA:
Switzerland	$75.1	8.5%	$124.0	15.3%	$135.6	15.0%
Other EMEA	172.2	19.6%	135.6	16.7%	141.8	15.6%
Total EMEA	$247.3	28.1%	$259.6	32.0%	$277.4	30.6%

Total net revenue	$880.4	100.0%	$811.4	100.0%	$906.3	100.0%
Net revenue from customers outside the Americas for the fiscal years ended 2018, 2017 and 2016 represented 52.3%, 53.3% and 48.9% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2018 decreased 4.0% to 55.9% from 59.9% in fiscal 2017. This decrease was primarily driven by gross margin reduction in our NE and OSP segments as discussed below in the “Operating Segment Information” section and higher amortization of intangibles related to newly acquired Trilithic and AW business. This decrease was partially offset by gross margin improvement in our SE segment.
Gross margin in fiscal 2017 decreased 0.8% to 59.9% from 60.7% in fiscal 2016. This decrease was primarily due to reduction in NE and SE gross margin as discussed below in the “Operating Segment Information” section.
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
Research and Development
R&D expense decreased by $3.0 million, or 2.2%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy, partially offset by incremental R&D expense from acquired Trilithic and AW businesses. As a percentage of net revenue R&D decreased by 1.7% during fiscal 2018 compared to fiscal 2017 as the Company continues to execute targeted cost savings initiatives.
R&D expense decreased by $30.1 million, or 18.1%, during fiscal 2017 compared to fiscal 2016. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities pertaining to the NSE business in the fourth quarter of fiscal 2016 and the third quarter of fiscal 2017 and internal reorganizations to align our investment strategy following the

Separation, coupled with a $2.7 million net reduction in stock-based compensation primarily due to modification of equity awards in connection with the Separation that did not recur this period. As a percentage of net revenue R&D decreased by 1.6% during fiscal 2017 compared to fiscal 2016 as the Company continues to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $24.0 million, or 8.0%, in fiscal 2018 compared to fiscal 2017. This increase was primarily due to acquisition and integration related costs of $14.3 million as well as incremental SG&A expense from acquired Trilithic and AW businesses, partially offset by reduction in expenses with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue, SG&A remained relatively flat in fiscal 2018.
SG&A expense decreased by $50.6 million, or 14.4%, in fiscal 2017 compared to fiscal 2016. This decrease was primarily due to (a) a $16.8 million reduction in labor and facilities expenses driven by lower headcount and site consolidations associated with our strategic restructuring activities and ongoing cost reduction efforts, (b) a $5.3 million net reduction in stock-based compensation primarily due to the impact of Separation related activities on equity awards that did not recur this year and (c) a $3.9 million reduction in costs related to VIAVI-specific activities to complete the Separation. As a percentage of net revenue, SG&A decreased by 1.7% in fiscal 2017 primarily driven by our strategic cost reduction efforts to optimize our expense structure.
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
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by management during fiscal 2018 and 2017, its reporting units were NE, SE and OSP.
Fiscal 2018 and 2017
For fiscal 2018 and 2017 management concluded that it is more likely than not that the fair value of our reporting units exceed their carrying values. Accordingly, there was no indication of impairment, and further quantitative testing was not required. Refer to “Note 10. Goodwill” for more information.
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2018 increased $19.4 million, or 68.6%, to $47.7 million from $28.3 million in fiscal 2017. This increase is primarily due to the acquisition of AW and Trilithic during fiscal 2018 that contributed $27.4 million incremental charge; partially offset by the impact from foreign exchange and acquisition related intangible assets becoming fully amortized in 2017 and 2018.
Amortization of acquired technologies and intangibles for fiscal 2017 decreased $3.6 million, or 11.3%, to $28.3 million from $31.9 million in fiscal 2016. This decrease is primarily due to the impact from foreign exchange and acquisition related intangible assets becoming fully amortized in 2016 and 2017.
Acquired In-Process Research and Development
In accordance with authoritative guidance, we recognize acquired in-process and development (“IPR&D”) at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. We periodically review the stage of completion and likelihood of success of each IPR&D project. The nature of the efforts required to develop IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.
AvComm & Wireless Acquisition
On March 15, 2018, the Company completed the acquisition of AW from Cobham plc. In connection with the purchase of AW the Company acquired IPR&D of $9.0 million.

Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $9.2 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 13. Restructuring and Related Charges” for more information.
As of June 30, 2018, our total restructuring accrual was $7.5 million.
During fiscal 2018, we recorded $8.3 million in restructuring and related charges. These charges are combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the second quarter of fiscal 2018, management approved a plan within NE business segment related to the integration of the Trilithic business acquired in the first quarter of fiscal 2018. As a result, a restructuring charge of $3.3 million was recorded, $2.3 million for lease costs and $1.0 million severance and employee benefits for approximately 40 employees primarily in manufacturing and SG&A functions located in the United States. Payments related to the lease exit costs and severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.

ii.
During the fiscal 2017, Management approved a plan in the NE and SE business segments as part of VIAVI's continued strategy to improve profitability in the Company's NSE business by narrowing the scope of the SE business and reducing costs by streamlining NSE operations. During the second and fourth quarter of fiscal 2018, the headcount impact by this plan was increased by approximately 60 employees and as a result, a restructuring charge of $2.7 million was recorded for severance and employee benefits. As a result, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.

iii.
During the third quarter of fiscal 2017, Management approved a plan in the NE and SE segment to exit the leased site in Colorado Springs, Colorado. In the first quarter of fiscal 2018, we exited the site in Colorado Springs and recorded a lease exit cost of $1.6 million which was paid off in the third quarter of fiscal 2018.

During fiscal 2017 we recorded $21.6 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

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

ii.
During the second and third quarters of fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s NSE business by narrowing the scope of the SE business and reducing costs by streamlining NSE operations. As a result, a restructuring charge of $21.0 million was recorded for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of second quarter of fiscal 2018.

During fiscal 2016 we recorded $10.5 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation as part of the Company’s continued commitment for a more cost-effective organization. As a result, a restructuring charge of $8.8 million was recorded for severance and employee benefits for approximately 170 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual were paid by the end of the first quarter of fiscal 2018.

ii.
During the second quarter of fiscal 2016, Management approved a plan primarily impacting the NE and SE business segments as part of VIAVI’s ongoing commitment for an agile and more efficient operating structure. As a result, a restructuring charge of $2.4 million was recorded for severance and employee benefits for approximately 60 employees primarily in manufacturing, R&D, and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the remaining severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2020.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $0.8 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2020.
Interest and Other Income, Net
Interest and other income, net was $9.7 million in fiscal 2018 as compared to $13.1 million in fiscal 2017. This $3.4 million decrease was primarily driven by (a) a $3.9 million more loss from the extinguishment of our 2033 Notes; (b) a $2.3 million unfavorable foreign exchange impact as the balance sheet hedging program provided an unfavorable offset to the remeasurement of underlying foreign exchange exposures during the current period; (c) a $3.0 million gain on sale of other assets in fiscal 2017. This was partially offset by interest income increase of $4.8 million primarily due to higher cash and short-term investment balances coupled with higher yields.
Interest and other income, net was $13.1 million in fiscal 2017 as compared to $2.5 million in fiscal 2016. This $10.6 million increase was primarily driven by (a) an increase in interest income of $5.2 million primarily due to higher cash and short-term investment balances coupled with higher yield, (b) a $3.5 million more favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, (c) a $3.0 million gain on sale of other assets. This was partially offset by $1.1 million loss on extinguishment of debt.
Gain on Sale of Investments
During fiscal 2018, the Company realized a loss on investments of $0.1 million.
During fiscal 2017, the Company sold approximately 7.2 million shares of the 11.7 million shares of Lumentum common stock which was retained as part of the Separation. We recognized a gross realized gain of $203.0 million from the sale.
As of June 30, 2018, the Company has sold all ownership of Lumentum’s common stock. Refer to “Note 9. Investments, Forward Contracts and Fair Value Measurements” for more information.
Interest Expense
Interest expense increased by $4.1 million, or 9.5%, during fiscal 2018 compared to fiscal 2017. This was primarily due to the full-year accretion of unamortized debt discount and debt issuance cost related to the 2024 Notes, which were issued in March 2017.
Interest expense increased by $7.5 million, or 21.0%, during fiscal 2017 compared to fiscal 2016. This was primarily due to the increase of $1.5 million in accretion of unamortized debt discount and debt issuance cost related to the 2033 Notes. Additionally, interest expense of $5.7 million was incurred in relation to the 2024 Notes issued in March 2017.
Provision for Income Tax
Fiscal 2018 Tax Expense
We recorded an income tax expense of $13.4 million for fiscal 2018. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2018 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted. Income tax effects resulting from changes in tax laws are accounted for by us in accordance with the authoritative guidance and the effects are recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, we recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the

Act, our current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, our deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of the valuation allowance.
The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from U.S. income tax. We have made a provisional estimate of this deemed repatriation of E&P and has determined that there is no current period expense or liability due to having sufficient estimated losses for the fiscal year to offset the income associated with the deemed repatriation. As previously noted, the impact of the deemed repatriation is a provisional estimate. We have not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. We have remeasured our U.S. deferred tax assets and liabilities which resulted in a net reduction of $735.5 million of our net deferred tax assets and an equal and offsetting reduction to the valuation allowance against these deferred tax assets.
Upon adoption of the new guidance on share-based payment awards,we had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. The deferred tax asset recorded for these net operating loss carryforwards was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the year ended June 30, 2018.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2018, the valuation allowance for deferred tax assets decreased by $714.1 million primarily due to the remeasurement of the US deferred tax assets and liabilities related to tax reform. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2017 Tax Expense
We recorded an income tax expense of $21.3 million for fiscal 2017. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2017 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2017, the valuation allowance for deferred tax assets decreased by $76.5 million primarily due the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2016 Tax Expense
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

Discontinued Operations
Our discontinued operations activities during fiscal 2018, 2017 and 2016 related to the Separation on August 1, 2015 and activities in fiscal 2016 related to the sale of the hologram business (“Hologram Business”).
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations during fiscal 2018, 2017 and 2016. There was no impact from discontinued operations during fiscal 2018. Net income (loss) attributable to the Lumentum discontinued operations was $1.6 million, and $(48.8) million during fiscal 2017 and 2016, respectively. Refer to “Note 4. Discontinued Operations” for more information.
Hologram Business Disposition
During fiscal 2016, we recorded $0.3 million of net income from discontinued operations related to the Hologram Business related to proceeds received following a favorable arbitration ruling to resolve a dispute regarding the amount we were owed under an earnout clause in connection with the sale in 2013.
Operating Segment Information (in millions):

	2018	2017	Change	Percentage Change	2017	2016	Change	Percentage Change
NE
Net revenue	$538.5	$444.0	$94.5	21.3%	$444.0	$504.6	$(60.6)	(12.0)%
Gross profit	333.6	286.3	47.3	16.5%	286.3	329.7	(43.4)	(13.2)%
Gross margin	61.9%	64.5%			64.5%	65.3%

SE
Net revenue	$123.8	$135.2	$(11.4)	(8.4)%	$135.2	$153.6	$(18.4)	(12.0)%
Gross profit	87.1	86.2	0.9	1.0%	86.2	99.4	(13.2)	(13.3)%
Gross margin	70.4%	63.8%			63.8%	64.7%

NSE
Net revenue	$662.3	$579.2	$83.1	14.3%	$579.2	$658.2	$(79.0)	(12.0)%
Operating income	46.8	7.3	39.5	541.1%	7.3	12.7	(5.4)	(42.5)%
Operating margin	7.1%	1.3%			1.3%	1.9%

OSP
Net revenue	$218.1	$232.2	$(14.1)	(6.1)%	$232.2	$248.1	$(15.9)	(6.4)%
Gross profit	115.2	133.8	(18.6)	(13.9)%	133.8	143.1	(9.3)	(6.5)%
Gross margin	52.8%	57.6%			57.6%	57.7%
Operating income	78.2	100.3	(22.1)	(22.0)%	100.3	102.9	(2.6)	(2.5)%
Operating margin	35.9%	43.2%			43.2%	41.5%
Network Enablement
NE gross margin decreased 2.6% during fiscal 2018 to 61.9% from 64.5% in fiscal 2017. This decrease was primarily due to unfavorable product mix as Lab Instruments revenue declined.
NE gross margin decreased 0.8% during fiscal 2017 to 64.5% from 65.3% in fiscal 2016. This decrease was primarily due to a decline in revenue from high margin product lines within our Field Instruments product offerings, resulting in unfavorable product mix, and partially offset by favorable manufacturing costs.

Service Enablement
SE gross margin increased 6.6% during fiscal 2018 to 70.4% from 63.8% in fiscal 2017. This increase was primarily due to favorable product mix from growth in Data Center product revenue and absence of lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago.
SE gross margin decreased 0.9% during fiscal 2017 to 63.8% from 64.7% in fiscal 2016. This gross margin decrease was due to unfavorable product mix, primarily as a result of lower revenue levels from the continued run-off of our more mature but higher margin Assurance solutions.
Network and Service Enablement
NSE operating margin increased 5.8% during fiscal 2018 to 7.1% from 1.3% in fiscal 2017. The increase in operating margin was primarily driven by reduction in NSE operating expense across all function lines as we executed our strategy and cost reduction initiatives. Operating income accretion from acquired businesses further expanded the operating margin.
NSE operating margin decreased 0.6% during fiscal 2017 to 1.3% from 1.9% in fiscal 2016. The decrease in operating margin was primarily due to decline in NE and SE revenue and gross margin as discussed above, partially offset by decrease in operating expenses as a percentage of net revenue. The reduction in operating expenses as a percentage of net revenue, which was largely from reductions in research and development spending and helped mitigate the impact from the decline in NE and SE revenue and gross margin, is driven by lower headcount as a result of the strategic restructuring plans initiated in prior and current years and our ongoing cost reduction initiatives.
Optical Security and Performance Products
OSP gross margin decreased by 4.8% during fiscal 2018 to 52.8% from 57.6% in fiscal 2017. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
OSP gross margin remained relatively flat in fiscal 2017 comparing to fiscal 2016.
OSP operating margin decreased 7.3% during fiscal 2018 to 35.9% from 43.2% in fiscal 2017. The decrease in operating margin was primarily due to decrease in gross margin as discussed above and higher operating expense as a percentage of revenue.
OSP operating margin increased 1.7% during fiscal 2017 to 43.2% from 41.5% in fiscal 2016. The increase in operating margin was primarily driven by our ongoing cost reduction initiatives which reduced operating expense as a percentage of revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 30, 2018 and virtually all debt securities held were minimum BBB/Baa2. As of June 30, 2018, U.S. entities owned approximately 50.4% of our cash and cash equivalents, short-term investments and restricted cash.
As of June 30, 2018, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the year ended June 30, 2018, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

During fiscal 2018, the Company repurchased $181.5 million aggregate principal amount of the 2033 Notes for $198.0 million in cash. On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due in 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes and issued and sold $69.5 million aggregate principal of the 2023 Notes in a private placement to accredited institutional buyers. After giving effect to the debt extinguishment, the total amount of 2033 Notes outstanding as of June 30, 2018 was $277.0 million. Refer to “Note 12. Debt” for more information.
Year Ended June 30, 2018
As of June 30, 2018 our combined balance of cash and cash equivalents, short-term investments and restricted cash decreased by $659.8 million to $788.0 million from $1,447.8 million as of July 1, 2017.
Cash provided by operating activities was $66.0 million, consisted of net loss of $46.0 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and loss on extinguishment of debt) which totaled $153.6 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $41.6 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $54.3 million primarily driven by higher volume of billing and timing of collections in both our acquired AW business and organic VIAVI business, an increase in inventories of $4.5 million due to inventory build-up primarily for our 3D sensing products, a decrease in accrued payroll and related expenses of $3.7 million due to timing of salary and bonus payments, a decrease in accrued expenses and other current and non-current liabilities of $0.7 million. This was partially offset by cash inflows from an increase in accounts payable of $13.2 million driven by the timing of payments and higher transaction cost from our acquisitions, a decrease in other current and non-current assets of $5.2 million primarily driven by change in forward contract and prepaid inventory, an increase in deferred revenue of $2.1 million due to higher volume in Wireless business and future features for 5G business partly offset by amortization of support agreements and the release of revenue upon customer acceptance, and an increase in income taxes payable of $1.1 million.
Cash used in investing activities was $281.6 million, primarily related to $509.9 million cash used for the acquisition of the AW business and Trilithic, $42.5 million of cash used for capital expenditures offset by $260.1 million of net purchase, sales and maturities of available-for-sale debt securities, $5.8 million proceeds from sales of assets and $4.9 million decrease in restricted cash.
Cash used in financing activities was $180.5 million, primarily resulting from $353.3 million used for repurchase of our 2033 Notes, $40.8 million of cash used to repurchase common stock under our share repurchase program, $13.3 million in withholding tax payment on vesting of restricted stock awards and $3.0 million in payment of financing obligations and issuance cost of our 1% senior convertible Notes, offset by $225.0 million proceed from issuance of 1% senior convertible Notes and $4.9 million in proceeds from the exercise of stock options and the issuance of common stock under the Company’s Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”).
Year Ended July 1, 2017
As of July 1, 2017 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $468.0 million to $1,447.8 million from $979.8 million as of July 2, 2016.

Cash provided by operating activities was $94.3 million, consisted of net income of $166.9 million adjusted for non-cash charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and loss on extinguishment of debt) which totaled $139.4 million, including changes in deferred tax balances less gain on sales of investments of $203.1 million, offset by changes in operating assets and liabilities that used $8.9 million. Changes in our operating assets and liabilities related primarily to a decrease in deferred revenue of $27.4 million due to amortization of support agreements and the release of revenue upon customer acceptance, an increase in other current and non-current assets of $17.4 million primarily due to change in forward contract that were effectively closed but not settled at year end and other prepayments, a decrease in accrued payroll and related expenses of $1.1 million due to timing of salary and bonus payments, a decrease in accounts payable of $14.8 million due to higher payment activity and lower overall spend. This was partially offset by cash inflows from an increase in accrued expenses and other current and non-current liabilities of $29.1 million primarily due to customer deposit offset by restructuring payments and a decrease in accounts receivable of $24.5 million primarily driven by timing of collections.

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

Cash provided by financing activities was $311.0 million, primarily resulting from $451.1 million net proceeds from issuance of 2024 Notes and $12.4 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan, partially offset by $92.0 million of cash used to repurchase common stock under our share repurchase programs and $45.4 million used for repurchase of our 2033 Notes, and $14.3 million in withholding tax payment on vesting of restricted stock awards.
Year Ended July 2, 2016
As of July 2, 2016 our combined balance of cash and cash equivalents, short-term investments and restricted cash increased by $140.4 million to $979.8 million from $839.4 million as of June 27, 2015, including cash and cash equivalents and short-term investments of $13.8 million transferred to Lumentum. Additionally, the cash provided by and used in operating, investing and financing activities below contains activities related to Lumentum through the separation date. Cash provided by operating activities was $52.9 million, consisted of net loss of $99.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation, goodwill impairment) which totaled $239.8 million, including changes in our deferred tax balance less gain on sale of investment of $71.6 million, offset by changes in operating assets and liabilities that used $16.1 million. Our cash provided by operating activities was also impacted by our Separation related activities. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $25.2 million due to timing of salary and bonus payments, a decrease in accounts payable of $2.1 million due to higher payment activity and a decrease in accrued expenses and other current and non-current liabilities of $10.8 million primarily due to separation related liabilities for both employee severance and third-party payments paid after Separation. This was partially offset by cash inflows from a decrease in accounts receivable of $23.4 million primarily driven by timing of collections of Lumentum related accounts receivable prior to the Separation.

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
Contractual Obligations
The following summarizes our contractual obligations at June 30, 2018, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Contractual Obligations
Asset retirement obligations—expected cash payments	$3.7	$0.7	$1.1	$1.6	$0.3
Debt:
2033 Notes	277.0	277.0	—	—	—
2024 Notes	460.0	—	—	—	460.0
2023 Notes	225.0	—	—	225.0	—
Estimated interest payments	45.7	8.7	17.1	16.8	3.1
Purchase obligations (1)	81.0	75.1	5.9	—	—
Operating lease obligations (1)	63.8	18.6	29.0	11.0	5.2
Royalty payment	5.5	0.8	1.6	1.4	1.7
Pension and post-retirement benefit payments (2)	107.1	8.1	11.7	13.2	74.1
Total	$1,268.8	$389.0	$66.4	$269.0	$544.4

(1)	Refer to “Note 18. Commitments and Contingencies” for more information.

(2)	Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.

As of June 30, 2018, we have accrued on our Consolidated Balance Sheet $4.4 million in connection with restructuring and related activities relating to our operating lease obligations disclosed above, of which $4.2 million was included in other current liabilities and $0.2 million was included in other non-current liabilities.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $81.0 million of purchase obligations as of June 30, 2018, $23.3 million are related to inventory and the other $57.7 million are non-inventory items.
As of June 30, 2018, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
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
Employee Equity Incentive Plan
Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 30, 2018, we have available for issuance 14.8 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years post grant date. Full Value Awards refer to restricted stock units (“RSUs”), market-based RSUs (“MSUs”) and performance-based RSUs (“PSUs”). The fair value of MSUs is estimated using the Monte Carlo simulation option pricing model. The MSUs have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. The PSUs have vesting requirements tied to the performance of the Company, and could not vest at all. The Company estimates the fair value of stock options and awards under the ESPP using the Black-Scholes Merton (“BSM”) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock. Refer to “Note 16. Stock-Based Compensation” for more information.

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
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of June 30, 2018, our pension plans were underfunded by $106.7 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.3 million and $6.2 million per annum. In addition, we expect to contribute approximately $0.7 million to the U.K. plan during fiscal 2019.
During fiscal 2018, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.8 million or approximately $1.0 million, while in fiscal 2017, the Company contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.5 million based upon data as of June 30, 2018.
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
As of June 30, 2018, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $2.7 million and $11.7 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of June 30, 2018, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 30, 2018 and July 1, 2017, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $167.5 million and $134.3 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $28.6 million and $25.4 million, respectively.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates. As of June 30, 2018, a hypothetical 100 basis point increase or decrease in interest rates would not result in a material change in the fair value of our available-for-sale debt instruments held that are sensitive to changes in interest rates, which includes U.S. treasuries, U.S. agencies, municipals, asset-backed securities and corporate securities.
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
Debt
The fair value of our 2023, 2024 and 2033 Notes is subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Notes may also increase as the market price of VIAVI stock rises and decrease as the market price of our stock falls. Changes in interest rates and VIAVI stock price affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 30, 2018, the fair value of the 2023 Notes was $232.4 million, the fair value of the 2024 Notes was approximately $465.3 million and the fair value of the 2033 Notes was approximately $281.0 million. Refer to “Note 12. Debt” for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries as of June 30, 2018 and July 1, 2017, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 30, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2018 and July 1, 2017, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Controls appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded the AvComm and Wireless Test and Measurement business (“AW”) from its assessment of internal control over financial reporting as of June 30, 2018 because it was acquired by the Company in a purchase business combination during fiscal year 2018. We have also excluded AW from our audit of internal control over financial reporting. AW comprises wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 7.9% and 8.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 30, 2018.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 28, 2018

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Revenues:
Product revenue	$783.1	$726.4	$808.8
Service revenue	97.3	85.0	97.5
Total net revenues	880.4	811.4	906.3
Cost of revenues:
Product cost of revenue	314.7	260.9	278.1
Service cost of revenue	46.8	50.2	61.2
Amortization of acquired technologies	26.7	14.3	17.3
Total cost of revenues	388.2	325.4	356.6
Gross profit	492.2	486.0	549.7
Operating expenses:
Research and development	133.3	136.3	166.4
Selling, general and administrative	324.5	300.5	351.1
Impairment of goodwill	—	—	91.4
Amortization of other intangibles	21.0	14.0	14.6
Restructuring and related charges	8.3	21.6	10.5
Total operating expenses	487.1	472.4	634.0
Income (loss) from operations	5.1	13.6	(84.3)
Interest and other income, net	9.7	13.1	2.5
(Loss) gain on sale of investments	(0.1)	203.1	71.6
Interest expense	(47.3)	(43.2)	(35.7)
(Loss) income from continuing operations before income taxes	(32.6)	186.6	(45.9)
Provision for income taxes	13.4	21.3	4.5
(Loss) income from continuing operations, net of taxes	(46.0)	165.3	(50.4)
(Loss) income from discontinued operations, net of taxes	—	1.6	(48.8)
Net (loss) income	$(46.0)	$166.9	$(99.2)

Net (loss) income per share from - basic:
Continuing operations	$(0.20)	$0.72	$(0.22)
Discontinued operations	—	0.01	(0.20)
Net (loss) income	$(0.20)	$0.73	$(0.42)

Net (loss) income per share from - diluted:
Continuing operations	$(0.20)	$0.70	$(0.22)
Discontinued operations	—	0.01	(0.20)
Net (loss) income	$(0.20)	$0.71	$(0.42)

Shares used in per-share calculation - basic	227.1	229.9	234.0
Shares used in per-share calculation - diluted	227.1	234.5	234.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Net (loss) income	$(46.0)	$166.9	$(99.2)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(8.2)	4.8	(32.0)
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during period	(0.6)	92.1	177.3
Less: reclassification adjustments included in net (loss) income	0.1	(201.9)	(69.6)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial (losses) gains arising during period	(2.8)	0.7	(10.6)
Amortization of actuarial losses	1.5	1.9	0.7
Net change in accumulated other comprehensive (loss) income	(10.0)	(102.4)	65.8
Comprehensive (loss) income	$(56.0)	$64.5	$(33.4)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 30, 2018	July 1, 2017
ASSETS
Current assets:
Cash and cash equivalents	$611.4	$1,004.4
Short-term investments	169.3	432.2
Restricted cash	7.3	11.2
Accounts receivable, net	217.5	120.4
Inventories, net	92.3	48.0
Prepayments and other current assets	54.8	50.8
Total current assets	1,152.6	1,667.0
Property, plant and equipment, net	170.5	136.9
Goodwill	336.3	151.6
Intangibles, net	235.1	31.1
Deferred income taxes	114.5	109.5
Other non-current assets	13.6	14.4
Total assets	$2,022.6	$2,110.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.5	$32.6
Accrued payroll and related expenses	51.4	43.8
Deferred revenue	71.9	60.2
Accrued expenses	30.1	30.8
Short-term debt	275.3	—
Other current liabilities	77.0	61.4
Total current liabilities	561.2	228.8
Long-term debt	557.9	931.4
Other non-current liabilities	182.8	163.9
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized; 1 share at June 30, 2018 and 1 share at July 1, 2017, issued and outstanding	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 227 million shares at June 30, 2018 and 228 million shares at July 1, 2017, issued and outstanding	0.2	0.2
Additional paid-in capital	70,216.2	70,184.4
Accumulated deficit	(69,393.3)	(69,305.8)
Accumulated other comprehensive loss	(102.4)	(92.4)
Total stockholders’ equity	720.7	786.4
Total liabilities and stockholders’ equity	$2,022.6	$2,110.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
OPERATING ACTIVITIES:
Net (loss) income	$(46.0)	$166.9	$(99.2)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	35.7	29.4	38.1
Amortization of acquired technologies and other intangibles	47.7	28.3	32.5
Stock-based compensation	30.5	33.2	44.0
Amortization of debt issuance costs and accretion of debt discount	36.4	34.6	28.8
Amortization of discount and premium on investments, net	0.3	0.8	0.8
Impairment of goodwill	—	—	91.4
Gain on sales of investments	—	(203.1)	(71.6)
Loss on disposal of long-lived assets	2.1	5.7	1.5
Loss on extinguishment of debt	5.0	1.1	—
Other	2.2	4.8	2.1
Changes in operating assets and liabilities, net of separation distribution and acquisitions:
Accounts receivable	(54.3)	24.5	23.4
Inventories	(4.5)	(1.6)	(2.6)
Other current and non-currents assets	5.2	(17.4)	5.1
Accounts payable	13.2	(14.8)	(2.1)
Income taxes payable	1.1	(0.2)	(1.5)
Deferred revenue, current and non-current	2.1	(27.4)	(2.4)
Deferred taxes, net	(6.3)	1.5	0.6
Accrued payroll and related expenses	(3.7)	(1.1)	(13.8)
Accrued expenses and other current and non-current liabilities	(0.7)	29.1	(10.8)
Net cash provided by operating activities	66.0	94.3	64.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	(382.9)	(679.4)	(422.4)
Maturities of available-for-sale investments	438.3	470.4	395.7
Sales of available-for-sale investments	204.7	355.2	287.3
Changes in restricted cash	4.9	0.2	14.0
Acquisition of businesses, net of cash acquired	(509.9)	—	(0.9)
Capital expenditures	(42.5)	(38.6)	(35.5)
Proceeds from the sale of assets	5.8	5.9	6.0
Net cash (used in) provided by investing activities	(281.6)	113.7	244.2

FINANCING ACTIVITIES:
Proceeds from sale of Lumentum Holdings Inc. Series A Preferred Stock	—	—	35.8
Cash contribution to Lumentum Holdings Inc.	—	—	(137.6)
Proceeds from issuance of senior convertible debt	225.0	460.0	—
Payment of debt issuance costs	(1.7)	(8.9)	—
Repurchase and retirement of common stock	(40.8)	(92.0)	(44.5)
Payment of financing obligations	(1.3)	(0.8)	(5.9)
Redemption of convertible debt	(353.3)	(45.4)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	4.9	12.4	4.5
Withholding tax payment on vesting of restricted stock awards	(13.3)	(14.3)	(11.4)
Net cash (used in) provided by financing activities	(180.5)	311.0	(159.1)

Effect of exchange rates on cash and cash equivalents	3.1	2.5	(14.4)
Net (decrease) increase in cash and cash equivalents	(393.0)	521.5	135.0
Cash and cash equivalents at beginning of period	1,004.4	482.9	347.9
Cash and cash equivalents at end of period	$611.4	$1,004.4	$482.9
Supplemental disclosure of cash flow information
Cash paid for interest	$11.2	$6.7	$6.6
Cash paid for taxes	$24.4	$23.1	$31.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 27, 2015	235.3	$0.2	$70,022.7	$(68,873.5)	$(48.0)	$1,101.4
Net loss	—	—	—	(99.2)		(99.2)
Distribution of Lumentum Holdings Inc.	—	—	—	(363.5)	(7.8)	(371.3)
Comprehensive income	—	—	—	—	65.8	65.8
Shares issued under employee stock plans, net of tax effects	4.5	—	(6.9)	—	—	(6.9)
Stock-based compensation	—	—	44.0	—	—	44.0
Repurchases of common stock	(7.3)	—	—	(44.5)	—	(44.5)
Balance at July 2, 2016	232.5	$0.2	$70,059.8	$(69,380.7)	$10.0	$689.3
Net income	—	—	—	166.9	—	166.9
Comprehensive loss	—	—	—	—	(102.4)	(102.4)
Shares issued under employee stock plans, net of tax effects	5.6	—	(1.9)	—	—	(1.9)
Stock-based compensation	—	—	33.2	—	—	33.2
Repurchases of common stock	(10.5)	—	—	(92.0)	—	(92.0)
Issuance of senior convertible notes	—	—	99.9	—	—	99.9
Reacquisition of 2033 Notes equity component	—	—	(6.6)	—	—	(6.6)
Balance at July 1, 2017	227.6	$0.2	$70,184.4	$(69,305.8)	$(92.4)	$786.4
Net loss	—	—	—	(46.0)	—	(46.0)
Other comprehensive loss	—	—	—	—	(10.0)	(10.0)
Shares issued under employee stock plans, net of tax effects	3.5	—	(8.4)	—	—	(8.4)
Stock-based compensation	—	—	30.5	—	—	30.5
Repurchase of common stock	(4.4)	—	—	(40.9)	—	(40.9)
Issuance of senior convertible notes	—	—	34.6	—	—	34.6
Cumulative adjustment from adoption of ASU 2016-09 (Topic 718)	—	—	0.6	(0.6)	—	—
Reacquisition of 2033 Notes equity component	—	—	(25.5)	—	—	(25.5)
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,393.3)	$(102.4)	$720.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Description of Business
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. Our Velocity program (“Velocity”) allows us to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands our reach into new market segments as well as expands our capability to sell and deliver solutions. We deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets.
Fiscal Years
The Company utilizes a 52-53-week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2018 was a 52-week year ending on June 30, 2018. The Company’s fiscal 2017 and 2016 were 52-week and 53-week fiscal years ending on July 1, 2017, and July 2, 2016, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. Estimates are based on historical factors, current circumstances and the experience and judgment of management. Under changed conditions the Company’s reported financial positions or results of operations may be materially impacted when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more readily available information.
Lumentum Separation
On August 1, 2015, the Company completed the settlement and distribution of the outstanding shares of Lumentum Holdings Inc. (“Lumentum”) common stock. The results of Lumentum are presented as discontinued operations in our Consolidated Financial Statements and “Note 4. Discontinued Operations”.
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
Restricted Cash
At June 30, 2018 and July 1, 2017, the Company’s short-term restricted cash balances were $7.3 million and $11.2 million, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
Investments
The Company’s investments in debt and marketable equity securities are primarily classified as available-for-sale investments or trading securities, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive (loss) income. Unrealized gains or losses on trading securities resulting from changes in fair value are recognized

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in our current earnings. Our short-term investments are classified as current assets, include certain securities with stated maturities of longer than twelve months, are highly liquid and available to support our current operations.
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
Fair Value of Financial Instruments
For assets and liabilities measured at fair value, fair value is the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value we consider the principle or most advantageous market in which we would transact, and we consider assumptions that market participants would use when pricing asset or liabilities.
The three levels of inputs that may be used to measure fair value are:

•	Level 1: Quoted market prices for identical instruments in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets or model-derived valuations. All significant inputs used in our valuations, such as discounted cash flows, are observable or derived from or corroborated with observable market data for substantially the full term of the assets or liabilities.

•
Level 3: Unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities. Level 3 inputs and valuation models are monitored and reviewed by the Company to help ensure the fair value measurements are reasonable and consistent with market experience in similar asset classes. As of June 30, 2018 and July 1, 2017, the Company did not hold any Level 3 investment securities.

Due to the short period of time to maturity, the Company approximates the fair values of its cash equivalents, accounts receivable, accounts payable and deferred compensation liability.
Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair value of the Company’s 0.625% Senior Convertible Notes due 2033, 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024, fluctuates with interest rates and with the market price of our stock, but does not affect the carrying value of the debt on the balance sheet. Refer to “Note 12. Debt” for more information.
Inventories
Our inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. On a quarterly basis, we assess the value of our inventory and write down those inventories determined to be obsolete or in excess of our forecasted usage are written down to their estimated realizable value. Our estimates of realizable value are based upon management analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product lifecycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. Differences between actual market conditions and customer demand to our forecasts, may create favorable or unfavorable inventory positions, and may result in additional inventory write-downs or than higher expected income from operations. Our inventory amounts include material, labor, and manufacturing overhead costs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed on the straight-line method, over the estimated useful lives of the assets: building and improvements 10 to 50 years, machinery and equipment 2 to 20 years, furniture, fixtures, software and office equipment 2 to 5 years.
Leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the asset or the initial lease term.
Demonstration units are amortized on the straight-line method and are Company products used for demonstration purposes to existing and prospective customers. These assets are generally not intended to be sold and have an estimated useful life of 3 to 5 years.
Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in property, plant and equipment, net on our Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price paid, over the net fair value of assets acquired and liabilities assumed, to purchase an enterprise or asset. The Company tests goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstance indicate that the asset may be impaired.
The accounting guidance provides us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in the Company’s operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in the Company’s stock price.
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as impairment of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: using present value techniques of estimated future cash flows or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Refer to “Note 10. Goodwill” for more information.
Intangible Assets
In connection with our acquisitions, we generally recognize assets for customer relationships, acquired developed technologies, patents, proprietary know-how, trade secrets, in-process research and development (“IPR&D”) and trademarks and trade names. Finite lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 11. Acquired Developed Technology and Other Intangibles” for more information.
Long-lived Assets
Long-lived assets include, intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset or asset group may not be recoverable. Such an evaluation is performed at the lowest identifiable level of cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset or asset group over its estimated fair value. Estimates of future cash flow require significant judgment based on anticipated future and operating results, which are subject to variability and change.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost (credit), and (gains) losses previously recognized as a component of accumulated other comprehensive (loss) income. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. (Gains) losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost (credit) represents the cost of benefit improvements attributable to prior service granted in plan amendments. (Gains) losses and prior service cost (credit) not recognized as a component of net periodic pension cost in the Consolidated Statements of Operations as they arise are recognized as a component of accumulated other comprehensive (loss) income on the Consolidated Balance Sheets, net of tax. Those (gains) losses and prior service cost (credit) are subsequently recognized as a component of net periodic pension cost pursuant to the recognition and amortization provisions of the authoritative guidance.
The measurement of the benefit obligation and net periodic pension cost is based on the Company’s estimates and actuarial valuations provided by third-party actuaries and are approved by management. These valuations reflect the terms of the plans and use participant-specific information such as compensation, age and years of service, as well as certain assumptions, including estimates of discount rates, expected return on plan assets, rate of compensation increases and mortality rates. The Company evaluates these assumptions periodically but not less than annually. In estimating the expected return on plan assets, the Company considers historical returns on plan assets, diversification of plan investments, adjusted for forward-looking considerations, inflation assumptions and the impact of the active management of the plan’s invested assets.
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
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages consider a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as selling, general and administrative (“SG&A”) expense.
The Company is not able to predict changes in the financial stability of its customers. Any material changes in the financial status of any one customer or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company’s allowance for doubtful accounts balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
As of June 30, 2018, no customer represented 10% or more of our total accounts receivable, net. As of July 1, 2017, one customer represented 10% or more of our total accounts receivable, net.
During fiscal 2018, 2017 and 2016, one customer generated 10% or more of total net revenues. Refer to “Note 3. Operating Segments and Geographic Information” for more information.
The Company relies on a limited number of suppliers and contract manufacturers for a number of key components and sub-assemblies contained in our products.
The Company generally uses a rolling twelve-month forecast based on anticipated product orders, customer forecasts, product order history and backlog to determine its materials requirements for any one period. Lead times for the parts and components that the Company orders may vary significantly and depend on factors such as the specific supplier, contract terms and demand for a component at any given time. If the forecast does not meet actual demand, the Company may have surplus or dearth of some materials and components, as well as excess inventory purchase commitments. The Company could experience reduced or delayed product shipments or incur additional inventory write-downs and cancellation charges or penalties, which may result in increased costs and have a material adverse impact on the Company’s results of operations.
Foreign Currency Forward Contracts
The Company conducts its business and sells its products to customers primarily in North America, Europe, Asia and South America. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or liabilities and the change in fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The gain or loss from the change in fair value of these foreign currency forward contracts largely offsets the change in fair value of the foreign currency denominated monetary assets or liabilities, which is also recorded as a component of interest and other income, net.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. Income and expense accounts are translated at exchange rates from the prior month end, which are deemed to approximate the exchange rate when the income and expense is recognized. Gains and losses from re-measurement of monetary assets and liabilities that are denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of interest and other income, net.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Revenue from multiple-element software arrangements that include installation services is deferred until installation service obligation for the software solution is fulfilled. If VSOE has been established for the undelivered elements, the software, installation

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

services and non-software elements are recognized upon completion of delivery and the PCS is recognized ratably over the remaining support contract term. If VSOE has not been established for the undelivered element, the software related elements are recognized ratably over the remaining support period.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.6 million, $2.1 million and $2.6 million in fiscal 2018, 2017 and 2016, respectively.
Research and Development Expense
Costs related to research and development (“R&D”), which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. To date, the period between achieving technological feasibility, which the Company has defined as the establishment of a working model and typically occurs when beta testing commences, and the general availability of such software has been very short. Accordingly, software development costs have been expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis. No compensation cost is recognized for awards forfeited by employees that do not render requisite service and we estimate forfeiture based on historical experience.
The fair value of each restricted stock units (“RSU”) and performance-based restricted stock units (“PSU”) which does not contain a market condition, is equal to the market value of our common stock on the grant date. The fair value of PSUs that contains a market condition is estimated using the Monte Carlo simulation option pricing model. PSUs have vesting requirements tied to the performance of the Company’s stock as compared to the NASDAQ telecommunications index or the performance of the Company’s operating results, and could vest at a higher or lower rate, or not at all, based on relative performance described. The Company estimates the fair value of stock options and Employee Stock Purchase Plan awards (“ESPP”) using the Black-Scholes Merton (“BSM”) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
The Company does not apply expected forfeiture rate and accounted for forfeiture as it occurs. The total fair value of the equity awards is recorded on a straight-line basis, over the requisite service period of the awards for each separately vesting period of the award, except for PSUs with market-based assumptions, which are amortized based upon graded vesting method.
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
The authoritative guidance on accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification, and disclosure of tax positions. The Company is subject to income tax audits by the respective tax authorities in the jurisdictions in which it operates. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. The Company recognizes liabilities based on its estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If the Company ultimately determines that the payment of such a liability is not necessary, then it reverses the liability and recognizes a tax benefit during the period it is determined no longer necessary.
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
Loss Contingencies
The Company is subject to various potential loss contingencies arising in the ordinary course of business. In determining a loss contingency, the Company considers the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss. An estimated loss is accrued when it is probable that an asset has been impaired, a liability has been incurred and the amount of loss can be reasonably estimated. The Company regularly evaluates current information available to determine whether such accruals should be adjusted and whether new accruals are required.
Asset Retirement Obligations
Asset Retirement Obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 30, 2018, and July 1, 2017, the Consolidated Balance Sheets included ARO of $0.7 million and $0.3 million, respectively, in other current liabilities and $3.0 million and $3.3 million, respectively, in other non-current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The activities and balances for ARO are as follows (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended June 30, 2018	$3.6	$0.7	$(0.2)	$0.1	$(0.5)	$3.7
Year ended July 1, 2017	$3.7	$0.1	$(0.1)	$0.2	$(0.3)	$3.6
Note 2. Recently Issued Accounting Pronouncements
In May 2017, the FASB issued guidance that clarifies the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under the relevant authoritative guidance and is to be applied prospectively. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. The Company does not anticipate the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In November 2016, the FASB issued guidance on the classification and presentation of restricted cash and cash equivalent amounts and related supplementary information, on the statement of cash flows. Under the new guidance, amounts generally described as restricted cash and cash equivalents are included with cash and cash equivalents, when reconciling the beginning-of-period and end-of-period of total amounts shown. The guidance is effective for the Company in the first quarter of fiscal 2019 and early adoption is permitted. Other than changes in the presentation within the statements of cash flows and additional required disclosures, the Company does not anticipate the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
In October 2016, the FASB issued guidance that requires entities to recognize at the transaction date the income tax consequences of intra-entity transfer of an asset other than inventory. The guidance is effective for the Company in the first quarter of fiscal 2019. The Company does not anticipate the adoption of this guidance to have a material impact on our Consolidated Financial Statements.
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
In February 2016, the FASB issued guidance on lease accounting which will require lessees to recognize assets and liabilities on their balance sheet for the rights and obligations created by operating leases and will also require disclosures designed to give financial statement users information on the amount, timing and uncertainty of cash flows arising from leases. The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted. While the Company is not yet in a position to assess the full impact of the application of the new guidance, the Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its Consolidated Balance Sheets.

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

In accordance with the new standard’s effective date, the Company adopted the new standard on July 1, 2018 using the full retrospective method and will restate each prior reporting period presented. In preparation for adoption of the new guidance, the Company formed a cross functional implementation team and updated policies, processes, systems and internal control over financial reporting where impacted by the new guidance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The most significant impact of the new standard relates to accounting for software revenue. Specifically, for software solutions bundled with post-contract support (PCS) and/or services where VSOE has not been established for the PCS and/or the services, revenue will be recognized predominantly at the time of billing and transfer of control rather than ratably over the life of the support term. Due to the complexity of certain contracts, the actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances may vary from recognition at the time of billing. Revenue recognition related to the remainder of the Company’s product and service contracts will remain substantially unchanged.

Adoption of the standard is expected to result in a reduction of revenue recognized of $5.4 million and $7.6 million for fiscal years 2018 and 2017, respectively, primarily due to the net change in timing of software related revenue. The new standard has no impact to cash provided by or used in operating, financing, or investing activities in our consolidated statements of cash flows. The impact of the change on income from operations, the provision for income taxes, net income and earnings per share for the fiscal years 2018 and 2017 is still being evaluated.

See below for expected impact on Total Net Revenues and Gross Profit resulting from the adoption of the standard
(in millions):

	Years Ended
	June 30, 2018			July 1, 2017
	As Reported	Period Adjustment	As Adjusted	As Reported	Period Adjustment	As Adjusted
Total Net Revenues	$880.4	$(5.4)	$875.0	$811.4	$(7.6)	$803.8
Gross Profit	$492.2	$(4.6)	$487.6	$486.0	$(8.1)	$477.9

Note 3. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), use operating segment financial information to evaluate segment performance and to allocate resources.
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
Changes to Segment Reporting
The CODM manages the Company in two broad business categories: NE and SE, collectively (“NSE”) and OSP. The CODM evaluates segment performance of the NSE business based on the combined segment gross and operating margins. Operating expenses associated with the NSE business are not allocated to the individual segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on segment operating margin. The Company allocates corporate-level operating expenses to its segment results, except for certain non-core operating and non-operating activities as discussed below.

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
The Company has excluded the results of certain product lines within the NE segment, for all periods presented. Refer to “Note 4. Discontinued Operations” for more information.
Information on our reportable segments is as follows (in millions):

	Year Ended June 30, 2018
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Other Items	Consolidated GAAP Measures
Net revenue	$538.5	$123.8	$662.3	$218.1	$880.4	$—	$880.4

Gross profit	333.6	87.1	420.7	115.2	535.9	(43.7)	492.2
Gross margin	61.9%	70.4%	63.5%	52.8%	60.9%		55.9%

Operating income			46.8	78.2	125.0	(119.9)	5.1
Operating margin			7.1%	35.9%	14.2%		0.6%

	Year Ended July 1, 2017
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Other Items	Consolidated GAAP Measures
Net revenue	$444.0	$135.2	$579.2	$232.2	$811.4	$—	$811.4

Gross profit	286.3	86.2	372.5	133.8	506.3	(20.3)	486.0
Gross margin	64.5%	63.8%	64.3%	57.6%	62.4%		59.9%

Operating income			7.3	100.3	107.6	(94.0)	13.6
Operating margin			1.3%	43.2%	13.3%		1.7%

	Year Ended July 2, 2016
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Total Segment Measures	Other Items	Consolidated GAAP Measures
Net revenue	$504.6	$153.6	$658.2	$248.1	$906.3	$—	$906.3

Gross profit	329.7	99.4	429.1	143.1	572.2	(22.5)	549.7
Gross margin	65.3%	64.7%	65.2%	57.7%	63.1%		60.7%

Operating income			12.7	102.9	115.6	(199.9)	(84.3)
Operating margin			1.9%	41.5%	12.8%		(9.3)%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Corporate reconciling items impacting gross profit:
Total segment gross profit	$535.9	$506.3	$572.2
Stock-based compensation	(3.3)	(3.6)	(4.8)
Amortization of intangibles	(26.7)	(14.3)	(17.3)
Other charges unrelated to core operating performance (1)	(13.7)	(2.4)	(0.4)
GAAP gross profit	$492.2	$486.0	$549.7

Corporate reconciling items impacting operating income:
Total segment operating income	$125.0	$107.6	$115.6
Stock-based compensation	(30.5)	(33.2)	(42.4)
Amortization of intangibles	(47.7)	(28.3)	(31.9)
Impairment of goodwill	—	—	(91.4)
Other charges unrelated to core operating performance (1)(2)(3)	(33.4)	(10.9)	(23.7)
Restructuring and related charges	(8.3)	(21.6)	(10.5)
GAAP operating income (loss)	$5.1	$13.6	$(84.3)

(1)
During the year ended June 30, 2018, other charges unrelated to core operating performance primarily consisted of $12.7 million acquisition related cost and $12.4 million amortization of inventory step-up.

(2)
During the year ended July 1, 2017, other charges unrelated to core operating performance primarily consisted of $5.7 million loss on disposal of long-lived assets and $1.5 million of VIAVI-specific charges related to the Separation.

(3)
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	June 30, 2018		July 1, 2017		July 2, 2016
Americas:
United States	$336.3	38.2%	$307.3	37.9%	$396.6	43.8%
Other Americas	83.8	9.5%	71.3	8.8%	66.0	7.3%
Total Americas	$420.1	47.7%	$378.6	46.7%	$462.6	51.1%

Asia-Pacific:
Greater China	$128.6	14.6%	$100.8	12.4%	$103.2	11.3%
Other Asia	84.4	9.6%	72.4	8.9%	63.1	7.0%
Total Asia-Pacific	$213.0	24.2%	$173.2	21.3%	$166.3	18.3%

EMEA:
Switzerland	$75.1	8.5%	$124.0	15.3%	$135.6	15.0%
Other EMEA	172.2	19.6%	135.6	16.7%	141.8	15.6%
Total EMEA	$247.3	28.1%	$259.6	32.0%	$277.4	30.6%

Total net revenue	$880.4	100.0%	$811.4	100.0%	$906.3	100.0%
One customer served by our OSP segment generated 10% or more of VIAVI net revenue from continuing operations during fiscal 2018, 2017 and 2016 as summarized below (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Customer A - OSP customer	$129.3	$166.8	$190.1
Property, plant and equipment, net were identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	June 30, 2018	July 1, 2017
United States	$79.8	$76.0
Other Americas	3.1	4.4
China	49.9	41.1
Other Asia-Pacific	5.9	5.0
United Kingdom	20.9	0.8
Other EMEA	10.9	9.6
Total property, plant and equipment, net	$170.5	$136.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Discontinued Operations
On August 1, 2015, the Company completed the separation of the Lumentum business (the “Separation”) and made a tax-free distribution of approximately 80.1% of the outstanding shares of Lumentum common stock to VIAVI shareholders who received one share of Lumentum common stock for every five shares of VIAVI common stock held as of the close of business on July 27, 2015 (the “Record Date”) and not sold prior to August 4, 2015 (the “ex-dividend date”). In connection with the Separation, VIAVI agreed to contribute $137.6 million all of which was contributed during fiscal 2016. As of the Distribution, VIAVI retained ownership of approximately 19.9%, or 11.7 million shares, of Lumentum’s outstanding common stock. As a result of the Distribution, Lumentum is now an independent public company. The Company agreed not to liquidate the retained shares during the first six months following the Distribution. However, in connection with a private letter ruling from the Internal Revenue Service, the Company committed to liquidate these shares within three years from the Distribution. As of July 1, 2017, the Company sold all of its ownership of Lumentum’s common stock. Refer to “Note 9. Investments, Forward Contracts and Fair Value Measurements” for more information.
As of the Separation, Lumentum became a stand-alone public company that separately reports its financial results. Due to the difference between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of Lumentum included within discontinued operations for the Company may not be indicative of actual financial results of Lumentum as a stand-alone company.
In connection with the Separation, the Company entered into a Tax Matters Agreement which governs the rights, responsibilities and obligations of Lumentum and VIAVI with respect to tax, liabilities and benefits, attributes, contests, returns, and certain other tax matters.
The Intellectual Property Matters Agreement outlines the intellectual property rights and technology transferred to Lumentum upon the Separation, as well as the intellectual property and technology both companies can license from each other. In addition, it outlines non-compete restrictions between VIAVI and Lumentum.
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
The removal of Lumentum’s net assets and equity related adjustments upon the Separation are presented as an increase of VIAVI's accumulated deficit in the Consolidated Statements of Stockholders’ Equity and represents a non-cash financing activity, excluding the cash transferred. Refer to “Note 16. Stock-Based Compensation” for information on modifications to stock-based compensation awards as a result of the Distribution.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes results from discontinued operations of the Lumentum business included in the Consolidated Statement of Operations (in millions):

	Years Ended
	July 1, 2017	July 2, 2016
Net revenues	$—	$66.5
Cost of revenues	—	49.8
Amortization of acquired technologies	—	0.6
Gross profit	—	16.1
Operating expenses:
Research and development	—	12.5
Selling, general and administrative	(0.8)	24.7
Restructuring charges	—	0.1
Total operating expenses	(0.8)	37.3
Income (loss) from operations	0.8	(21.2)
Income (loss) before income taxes	0.8	(21.2)
(Benefit from) provision for income taxes	(0.8)	27.8
Net income (loss) from discontinued operations (1)	$1.6	$(49.0)

(1) No income relating to the Lumentum business was recorded after the Separation Date.
During the fiscal year ended June 30, 2018, the Company did not recognize revenue or incur costs from discontinued operations.
During the fiscal year ended July 1, 2017, the net income from discontinued operations had a benefit of $0.8 million related to the true up of contractual obligations between the company and Lumentum per the Tax Matters Agreement and the Company recognized a tax benefit of $0.8 million relating to the income taxes incurred as a result of the Separation.
During the fiscal year ended July 2, 2016, the income tax provision for discontinued operations of $27.8 million included approximately $6.2 million cash taxes due to federal and state authorities as a result of the Separation. In addition, approximately $19.0 million of the income tax provision for discontinued operations related to the income tax intraperiod tax allocation rules in relation to continuing operations and other comprehensive income.
Net income (loss) from discontinued operations also includes other costs incurred by the Company to separate Lumentum. These costs include transaction charges, advisory and consulting fees, of $16.5 million and $21.4 million for the year ended, July 1, 2017 and July 2, 2016, respectively.
The following table presents supplemental cash flow information: depreciation expense, amortization expense, stock-based compensation expense and capital expenditures of the Lumentum business (in millions):

July 2, 2016
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Earnings Per Share
Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding ESPP, RSUs, PSUs and options is reflected in diluted net (loss) income per share by application of the treasury stock method. The calculation of diluted net (loss) income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Numerator:
Income (loss) from continuing operations, net of taxes	$(46.0)	$165.3	$(50.4)
(Loss) income from discontinued operations, net of taxes	—	1.6	(48.8)
Net (loss) income	$(46.0)	$166.9	$(99.2)
Denominator:
Weighted-average number of common shares outstanding
Basic	227.1	229.9	234.0
Effect of dilutive securities from stock-based benefit plans	—	4.6	—
Diluted	227.1	234.5	234.0

Net (loss) income per share from - basic:
Continuing operations	$(0.20)	$0.72	$(0.22)
Discontinued operations	—	0.01	(0.20)
Net (loss) income	$(0.20)	$0.73	$(0.42)

Net (loss) income per share from - diluted:
Continuing operations	$(0.20)	$0.70	$(0.22)
Discontinued operations	—	0.01	(0.20)
Net (loss) income	$(0.20)	$0.71	$(0.42)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 30, 2018 (1)(2)(3)(4)	July 1, 2017 (2)(3)	July 2, 2016 (1)(2)
Stock options and ESPP	1.6	0.9	3.4
Full Value Awards	7.3	0.6	10.9
Total potentially dilutive securities	8.9	1.5	14.3

(1)
As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 12. Debt” for more details.

(3)
The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 12. Debt” for more details.

(4)
The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.94 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 12. Debt” for more details.

Note 6. Accumulated Other Comprehensive (Loss) Income
The Company’s accumulated other comprehensive (loss) income consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
Changes in accumulated other comprehensive (loss) income by component net of tax were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of July 1, 2017	$(5.3)	$(65.3)	$(21.8)	$(92.4)
Other comprehensive (loss) income before reclassification	(0.6)	(8.2)	(2.8)	(11.6)
Amounts reclassified from accumulated other comprehensive (loss) income	0.1	—	1.5	1.6
Net current period other comprehensive (loss) income	(0.5)	(8.2)	(1.3)	(10.0)
Ending balance as of June 30, 2018	$(5.8)	$(73.5)	$(23.1)	$(102.4)

(1)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended June 30, 2018 primarily relates to unrealized loss from available-for-sale securities. The amount reclassified out of accumulated other comprehensive (loss) income represents the gross realized gain from available-for-sale securities included as “(loss)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gain on sale of investments" in the Consolidated Statement of Operations for the year ended June 30, 2018. There was no tax impact for the fiscal year 2018.

(2)
Activity before reclassifications to the Consolidated Statements of Operations during the year ended June 30, 2018 relates to the unrealized actuarial loss of $2.4 million, net of income tax benefit of $0.4 million. The amount reclassified out of accumulated other comprehensive (loss) income represents the amortization of actuarial losses included as a component of SG&A in the Consolidated Statement of Operations for the year ended June 30, 2018. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

Note 7. Acquisitions
AvComm and Wireless Test and Measurement Acquisition
On March 15, 2018 (“AW Close Date”), the Company completed the acquisition of the AW Business of Cobham plc. (“AW”) for $469.8 million in cash, subject to working capital adjustment. The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company into military, public safety and avionics test markets. The acquired business is being integrated into our NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed are recorded at fair value on the acquisition date. The acquisition-related costs totaling $2.0 million and $11.8 million were included in SG&A expenses in the Company’s Consolidated Statements of Operations for the three months and year ended June 30, 2018, respectively.
The preliminary identified intangible assets acquired, as of the AW Close Date, were as follows (in millions):

Tangible assets acquired:	$65.5
Intangible assets acquired:
Developed technology	113.5
Customer relationships	75.0
Trade names	28.0
In-process research and development	9.0
Customer backlog	6.5
Goodwill	172.3
Total consideration transferred	$469.8
The preliminary allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the AW Close Date, were as follows (in millions):

Cash	$16.1
Accounts receivable	43.0
Inventory	33.5
Property and equipment	33.5
Other assets	7.6
Accounts payable	(10.9)
Other liabilities	(23.3)
Deferred revenue	(10.2)
Deferred tax liabilities	(23.8)
Net tangible assets acquired	$65.5
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement, final cash and working capital adjustments, within the measurement period (up to one year from the AW Close Date). Adjustments to the purchase price allocation may require adjustments to goodwill prospectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the quarter ending ended June 30, 2018, the Company recorded measurement period adjustment of $1.2 million to deferred revenue, $0.4 million to accounts receivable and $0.4 million to deferred tax liabilities, which resulted in $0.4 million reduction in goodwill.
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, trade names, acquired IPR&D and order backlog was determined based on the income approach, discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives that range from three to six years. Order backlog will be fully amortized within one year.
In accordance with authoritative guidance, IPR&D has been recorded at estimated fair value as of March 15, 2018. The IPR&D is accounted for as an indefinite-lived intangible asset until project completion or abandonment of the research and development efforts and is tested for impairment in each period it is considered an indefinite lived asset.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of AW. Goodwill has been assigned to the NE segment and is partially deductible for tax purposes.
The amount of AW business’ net revenue and net loss, included in the Company's Consolidated Statements of Operations for the year ended June 30, 2018 since the AW close date were $77.6 million and $9.9 million, respectively. AW business’s net revenue and net loss disclosed above reflect Management’s best estimate, based on information available at the reporting date.
The following table presents certain unaudited proforma information, for illustrative purposes only, for the years ended June 30, 2018 and July 1, 2017 as if the AW had been acquired at the beginning of our 2017 fiscal year. The unaudited estimated proforma information combines the historical results of AW with the Company's consolidated historical results and includes certain adjustments reflecting the estimated impact of fair value adjustments for the respective periods. The proforma information is not indicative of what would have occurred had the acquisition taken place at the beginning of our 2017 fiscal year and actual results may differ from the information presented below (unaudited, in millions):

	Year Ended
	June 30, 2018	July 1, 2017
Proforma revenue, net	$1,032.3	$1,031.8
Proforma net (loss) income, net	(57.1)	119.0
Trilithic, Inc. Acquisition
On August 9, 2017 (“Trilithic Close Date”), the Company completed the acquisition of Trilithic Inc. (“Trilithic”), a privately-held provider of electronic test and measurement equipment for telecommunications service providers. The Company acquired all of the outstanding shares of Trilithic for $56.4 million in cash. The acquisition has been integrated into our NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations. Therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date, and acquisition-related costs totaling $0.9 million were included in SG&A expenses in the Company’s Consolidated Statement of Operations during the year ended June 30, 2018.

The preliminary identified intangible assets acquired, as of the Trilithic Close Date were as follows (in millions):

Net tangible assets acquired	$11.8
Intangible assets acquired:
Developed technology	15.5
Customer relationships	11.0
Other	0.3
Goodwill	17.8
Total purchase price	$56.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary allocation of the purchase price, based on the estimated fair values of assets acquired and liabilities assumed on the Trilithic Close Date, were as follows (in millions):

Cash	$0.2
Accounts receivable	3.2
Inventory	10.1
Property and equipment	1.2
Accounts payable	(1.7)
Other liabilities, net of other assets	(1.2)
Net tangible assets acquired	$11.8
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement, final cash and working capital adjustments, within the measurement period (up to one year from the Trilithic Close Date). Adjustments to the purchase price allocation may require adjustments to goodwill prospectively.

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, and other intangible assets was determined based on an income approach, discounted cash flow method. The intangible assets are being amortized over their estimated useful lives that range from three to five years for the acquired developed technology and customer relationships.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Trilithic. Goodwill has been assigned to the NE segment and is not deductible for tax purposes.
Trilithic’s results of operations have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition. Proforma results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.
Note 8. Balance Sheet and Other Details
Accounts receivable reserves and allowances
The table below provides components of accounts receivable reserves and allowances, as follows (in millions):

	June 30, 2018	July 1, 2017
Allowance for doubtful accounts	$2.4	$1.6
Sales allowance	1.9	3.4
Total accounts receivable reserves and allowances	$4.3	$5.0
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Acquisitions (1)	Charged to Costs and Expenses	Deduction (2)	Balance at End of Period
Year Ended June 30, 2018	$1.6	$0.7	$(0.4)	$0.5	$2.4
Year Ended July 1, 2017	2.2	—	(0.2)	(0.4)	1.6
Year Ended July 2, 2016	2.4	—	0.3	(0.5)	2.2

(1) See “Note 7. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
(2) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	June 30, 2018	July 1, 2017
Finished goods	$31.7	$24.9
Work in process	24.4	10.3
Raw materials	36.2	12.8
Inventories, net	$92.3	$48.0
Prepayments and other current assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 30, 2018	July 1, 2017
Prepayments	$10.8	$8.3
Other current assets	44.0	42.5
Prepayments and other current assets	$54.8	$50.8
Property, plant and equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 30, 2018	July 1, 2017
Land	$20.6	$14.5
Buildings and improvements	37.2	31.4
Machinery and equipment	254.7	225.8
Furniture, fixtures, software and office equipment	108.9	111.2
Leasehold improvements	55.9	58.1
Construction in progress	21.8	17.8
Property, plant and equipment, gross	499.1	458.8
Less: Accumulated depreciation and amortization	(328.6)	(321.9)
Property, plant and equipment, net	$170.5	$136.9
Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 30, 2018	July 1, 2017
Customer prepayments	$37.9	$35.2
Restructuring accrual	7.5	8.8
Income tax payable	5.9	3.3
Warranty accrual	4.7	2.9
VAT liabilities	1.7	2.2
Deferred compensation plan	1.6	2.0
Foreign exchange forward contracts liability	11.7	1.3
Other	6.0	5.7
Other current liabilities	$77.0	$61.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 30, 2018	July 1, 2017
Pension and post-employment benefits	$100.0	$99.4
Deferred tax liability	20.1	1.8
Financing obligation	26.8	27.8
Long-term deferred revenue	13.7	14.0
Other	22.2	20.9
Other non-current liabilities	$182.8	$163.9
Interest and other income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Interest income	$15.9	$11.1	$5.9
Foreign exchange gains (loss), net	(1.3)	0.9	(2.6)
Loss on extinguishment of debt (1)	(5.0)	(1.1)	—
Other income (expense), net	0.1	2.2	(0.8)
Interest and other income, net	$9.7	$13.1	$2.5

(1)	In connection with the debt extinguishment, a loss of $5.0 million was recognized. Refer to “Note 12. Debt” for more information.
Note 9. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale investments. The following table presents as of June 30, 2018, the Company’s available-for-sale securities, are as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
U.S. treasuries	$36.0	$—	$(0.1)	$35.9
U.S. agencies	13.3	—	(0.1)	13.2
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	23.9	—	(0.4)	23.5
Corporate securities	114.9	—	(0.6)	114.3
Total available-for-sale securities	$190.8	$—	$(1.2)	$189.6
The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months, which are highly liquid and available to support current operations are also classified as short-term investments. As of June 30, 2018, of the total estimated fair value, $21.2 million was classified as cash equivalents, $167.7 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 30, 2018, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $1.6 million, of which $0.4 million was invested in debt securities, $0.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the year ended June 30, 2018, July 1, 2017 and July 2, 2016, the Company recorded no other-than-temporary impairment charges in each respective period.
As of June 30, 2018, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. treasuries and agencies	$(0.1)	$(0.1)	$(0.2)
Asset-backed securities	(0.1)	(0.3)	(0.4)
Corporate securities	(0.4)	(0.2)	(0.6)
Total gross unrealized losses	$(0.6)	$(0.6)	$(1.2)
As of June 30, 2018, the Company’s debt securities classified as available-for-sale securities with contractual maturities are as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$140.8	$140.5
Amounts maturing in 1 - 5 years	49.0	48.4
Amounts maturing in more than 5 years	1.0	0.7
Total debt available-for-sale securities	$190.8	$189.6
As of July 1, 2017, the Company’s available-for-sale securities are as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$56.8	$—	$(0.1)	$56.7
U.S. agencies	45.0	—	(0.1)	44.9
Municipal bonds and sovereign debt instruments	4.4	—	—	4.4
Asset-backed securities	71.5	—	(0.4)	71.1
Corporate securities	326.1	0.1	(0.2)	326.0
Certificates of deposit	6.0	—	—	6.0
Total available-for-sale securities	$509.8	$0.1	$(0.8)	$509.1
As of July 1, 2017, the total estimated fair value of debt securities is $78.2 million, was classified as cash equivalents, $430.2 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
As of July 1, 2017, the Company had sold all of its ownership of Lumentum common stock in connection with the Separation. During fiscal 2017, the Company sold 7.2 million Lumentum common shares and recognized gross gains of $203.0 million, included in gain on sale of investments in the Company’s Consolidated Statements of Operations. The sale resulted in no tax effect and the realized gain is also reflected within the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are included in, sales of available-for-sale investments, within the investing activities section.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of July 1, 2017, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by investment type, are as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. treasuries and agencies	$(0.2)	$—	$(0.2)
Asset-backed securities	(0.1)	(0.3)	(0.4)
Corporate securities	(0.2)	—	(0.2)
Total gross unrealized losses	$(0.5)	$(0.3)	$(0.8)
Fair Value Measurements
The Company’s assets measured at fair value for the periods presented are as follows (in millions):

	June 30, 2018			July 1, 2017
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Debt available-for-sale securities:
U.S. treasuries	$35.9	$35.9	$—	$56.7	$56.7	$—
U.S. agencies	13.2	—	13.2	44.9	—	44.9
Municipal bonds and sovereign debt instruments	2.7	—	2.7	4.4	—	4.4
Asset-backed securities	23.5	—	23.5	71.1	—	71.1
Corporate securities	114.3	—	114.3	326.0	—	326.0
Certificate of deposits	—	—	—	6.0	—	6.0
Total debt available-for-sale securities	189.6	35.9	153.7	509.1	56.7	452.4
Marketable equity securities	—	—	—	—	—	—
Money market funds	354.9	354.9	—	726.4	726.4	—
Trading securities	1.6	1.6	—	2.0	2.0	—
Foreign currency forward contracts	2.7	—	2.7	7.3	—	7.3
Total assets (1)	$548.8	$392.4	$156.4	$1,244.8	$785.1	$459.7

Liability:
Foreign currency forward contracts	$11.7	$—	$11.7	$1.3	$—	$1.3
Total liabilities (2)	$11.7	$—	$11.7	$1.3	$—	$1.3

(1)
Include as of June 30, 2018, $364.8 million in cash and cash equivalents, $169.3 million in short-term investments, $7.3 million in restricted cash, $2.7 million in other current assets, and $4.7 million in other non-current assets on the Company’s Consolidated Balance Sheets. Include as of July 1, 2017, $789.2 million in cash and cash equivalents, $432.2 million in short-term investments, $11.0 million in restricted cash, $7.3 million in other current assets and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets.

(2)	Include $11.7 million and $1.3 million in other current liabilities on the Company’s Consolidated Balance Sheets as of June 30, 2018 and July 1, 2017, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2018, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $2.7 million and $11.7 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of June 30, 2018, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 30, 2018 and July 1, 2017, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $167.5 million and $134.3 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $28.6 million and $25.4 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts earned a loss of $0.8 million and incurred a gain of $3.3 million for the years ended June 30, 2018 and July 1, 2017 respectively.
Note 10. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2016 (1)	$143.8	$—	$8.3	$152.1
Currency translation and other adjustments	(0.5)	—	—	(0.5)
Balance as of July 1, 2017 (2)	$143.3	$—	$8.3	$151.6
Acquisitions (4)	190.1	—	—	190.1
Currency translation and other adjustments	(5.4)	—	—	(5.4)
Balance as of June 30, 2018 (3)	$328.0	$—	$8.3	$336.3

(1)
Gross goodwill balances for NE, SE and OSP were $445.7 million, $272.6 million and $92.8 million, respectively as of July 2, 2016. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 2, 2016.

(2)
Gross goodwill balances for NE, SE and OSP were $445.2 million, $272.6 million and $92.8 million, respectively as of July 1, 2017. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 1, 2017.

(3)
Gross goodwill balances for NE, SE and OSP were $629.9 million, $272.6 million and $92.8 million, respectively as of June 30, 2018. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 30, 2018.

(4)	See “Note 7. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to our acquisitions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents gross goodwill and aggregate impairment balances for the fiscal years ended June 30, 2018, and July 1, 2017, (in millions):

	Year Ended
	June 30, 2018	July 1, 2017
Gross goodwill balance	$995.3	$810.6
Accumulated impairment losses	(659.0)	(659.0)
Net goodwill balance	$336.3	$151.6
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by management during fiscal 2018 and 2017, its reporting units were NE, SE and OSP.
Fiscal 2018
For fiscal 2018, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance for impairment testing and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Accordingly, there was no indication of impairment.
Fiscal 2017
For fiscal 2017, the Company performed the quantitative goodwill impairment test in accordance with the authoritative guidance for impairment test of the NE reporting unit. Based on the quantitative analysis, the Company determined that the fair value of NE is above its carrying amount. The Company reviewed goodwill of the OSP reporting unit under the qualitative assessment of the authoritative guidance for impairment testing and concluded that it was more likely than not that the fair value of OSP exceeded its carrying amount. Accordingly, there was no indication of impairment.
Fiscal 2016
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
During the fourth quarter of fiscal 2016, the Company performed a qualitative assessment of its SE segment, at which time it was determined that it was more likely than not that the segments fair value was less than its carrying value. After performing a quantitative test including a hypothetical purchase price allocation to determine the implied fair value of the SE reporting unit’s goodwill, an impairment charge of $91.4 million was recorded in the fourth quarter of fiscal 2016.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles for the fiscal years ended June 30, 2018, and July 1, 2017, (in millions):

As of June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$447.8	$(326.4)	$121.4
Customer relationships	175.4	(97.1)	78.3
In-process research and development	9.0	—	9.0
Other (1)	42.8	(16.4)	26.4
Total intangibles	$675.0	$(439.9)	$235.1

As of July 1, 2017	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$369.3	$(352.0)	$17.3
Customer relationships	94.9	(81.3)	13.6
Other (1)	9.9	(9.7)	0.2
Total intangibles	$474.1	$(443.0)	$31.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
As a result of our acquisitions of AW and Trilithic during fiscal 2018, we recorded $232.0 million and $26.8 million of acquired intangible assets, respectively. Refer to “Note 7. Acquisitions” for more information related to our acquisitions.
During fiscal 2018, 2017 and 2016, the Company recorded $47.7 million, $28.3 million and $31.9 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Cost of revenues	$26.7	$14.3	$17.3
Operating expense	21.0	14.0	14.6
Total	$47.7	$28.3	$31.9
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 30, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2019	$68.5
2020	59.6
2021	55.2
2022	28.4
Thereafter	14.4
Total amortization	$226.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12. Debt
As of June 30, 2018 and July 1, 2017, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	June 30, 2018	July 1, 2017
Principal amount of 0.625% Senior Convertible Notes	$277.0	$610.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	—
Unamortized discount of liability component	(121.1)	(129.4)
Unamortized debt issuance cost	(7.7)	(9.2)
Carrying amount of liability component	833.2	931.4
Current portion of long-term debt	275.3	—
Long-term debt, net of current portion	557.9	931.4

Carrying amount of equity component (1)	$239.1	$229.7

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of June 30, 2018 and July 1, 2017.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes ( the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”).
The proceeds from the 2023 Notes Private Placement amounted to $67.3 million after issuance costs. The 2023 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.75% payable in cash semi-annually in arrears on June 1st and December 1st of each year, beginning December 1, 2018. The 2023 Notes mature on June 1, 2023 unless earlier converted, redeemed or repurchased.
Under certain circumstances and during certain periods, the 2023 Notes may be converted at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price is $13.94 per share, representing a 37.5% premium to the closing sale price of the Company’s common stock on the pricing date, May 22, 2018, which will be subject to customary anti-dilution adjustments. Holders may convert the 2023 Notes at any time on or prior to the close of business on the business day immediately preceding March 1, 2023 in multiples of $1,000 principal amount, under the following circumstances:

•
on any date during any calendar quarter beginning after September 30, 2018 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days during the 30 consecutive trading-day period ending the last trading day of the previous calendar quarter;

•	upon the occurrence of specified corporate events;

•	if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2023 Notes); or

•
during the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of such ten consecutive trading-day period

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on such date.
During the periods from, and including, March 1, 2023, until the close of business on the business day immediately preceding June 1, 2023, holders may convert the 2023 Notes at any time, regardless of the foregoing circumstances.
Holders of the 2023 Notes may require the Company to purchase all or a portion of the 2023 Notes upon the occurrence of a fundamental change at a price equal to 100% of the principal amount of the 2023 Notes to be purchased, plus accrued and unpaid interest to, but excluding the fundamental repurchase date. The Company may redeem all or a portion of the 2023 Notes for cash at any time on or after June 1, 2021, at a redemption price equal to 100% of the principal amount of the 2023 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date under certain conditions.
In accordance with the authoritative accounting guidance, the Company separated the 2023 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2023 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.3% over the period from the issuance date through June 1, 2023 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $190.1 million, and the equity component, or debt discount, of the 2023 Notes was determined to be $34.9 million. As of June 30, 2018, the expected remaining term of the 2033 Notes is 4.9 years.
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $1.9 million and the equity issuance costs, attributable to the equity component of $0.3 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through June 1, 2023. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 30, 2018, the unamortized portion of the debt issuance costs related to the 2023 Notes was $1.8 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of June 30, 2018, the fair value of the 2023 Notes was approximately $232.4 million. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of June 30, 2018, the expected remaining term of the 2024 Notes is 5.7 years.
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $6.9 million and the equity issuance costs (attributable to the equity component) of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 30, 2018, the unamortized portion of the debt issuance costs related to the 2024 Notes was $5.8 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of June 30, 2018 and July 1, 2017 the fair value of the 2024 Notes was approximately $465.3 million and $481.7 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
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
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.4% based on the 5-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2033 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 5.4% over the period from the issuance date through August 15, 2018 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $515.6 million, and the equity component, or debt discount, of the 2033 Notes was determined to be $134.4 million. As of June 30, 2018, the expected remaining term of the 2033 Notes is 0.1 years and thus were classified as short term debt on the Consolidated Balance Sheets.
In connection with the issuance of the 2033 Notes, the Company incurred $13.7 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $10.9 million and the equity issuance costs, attributable to the equity component of $2.8 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through August 15, 2018. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 30, 2018, the unamortized portion of the debt issuance costs related to the 2033 Notes was $0.1 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
During fiscal 2018, the Company repurchased $181.5 million aggregate principal amount of the notes for $198.0 million in cash and the repurchase was accounted for as debt extinguishment. In addition, the Company exchanged $151.5 million aggregate principal amount of the 2033 Notes for $155.5 million aggregate principal amount of the 2023 Notes. The Exchange Transaction

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was accounted as debt extinguishment. In connection with debt extinguishment arising from exchange and repurchase, a loss on extinguishment of $5.0 million was recognized in interest and other income, net in compliance with the authoritative guidance.
After giving effect to the repurchases and exchange, the total amount of 0.625% Senior Convertible Notes outstanding as of June 30, 2018 was $277.0 million.
Based on quoted market prices as of June 30, 2018 and July 1, 2017, the fair value of the 2033 Notes was approximately $281.0 million and $676.1 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Years ended
	June 30, 2018	July 1, 2017	July 2, 2016
Interest expense-contractual interest	$7.7	$5.5	$4.1
Amortization of debt issuance cost	2.6	2.5	2.1
Accretion of debt discount	33.8	32.1	26.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13. Restructuring and Related Charges
The Company has initiated various restructuring events primarily intended to reduce its costs, consolidate operations, streamline product manufacturing and address market conditions. The Company’s restructuring charges primarily include severance and benefit costs to eliminate a specific number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
As of June 30, 2018 and July 1, 2017, the Company’s total restructuring accrual was $7.5 million and $11.0 million, respectively. During fiscal years 2018, 2017 and 2016 the Company recorded restructuring and related charges of $8.3 million, $21.6 million and $10.5 million, respectively.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the fiscal year ended June 30, 2018 were as follows (in millions):

	Balance as of July 1, 2017	Fiscal Year 2018 Charges (Releases)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of 6/30/2018
Fiscal 2018 Plan
Trilithic Restructuring Plan (1) (2)	$—	$3.3	$(0.6)	$0.2	$2.9
Fiscal 2017 Plan
OSP Restructuring Plan (1)	0.8	0.1	(0.9)	—	—
Focused NSE Restructuring Plan (1) (2)	4.9	4.4	(7.8)	0.4	1.9
Other Plans (2)	—	0.5	(0.6)	0.1	—
Fiscal 2016 Plan
NE, SE and Shared Services Agile Restructuring Plan (1) (2)	0.2	(0.1)	(0.1)	—	—
NE and SE Agile Restructuring Plan (1)	0.4	0.1	—	—	0.5
Plans Prior to Fiscal 2016
NE Product Strategy Restructuring Plan (1)	0.9	—	(0.5)	—	0.4
NE Lease Restructuring Plan (2)	2.6	—	(1.4)	—	1.2
Other Plans (1) (2)	1.2	—	(0.6)	—	0.6
Total	$11.0	$8.3	$(12.5)	$0.7	$7.5

(1)	Plan includes workforce reduction cost.

(2)	Plan includes lease exit cost.
The long-term portion of our total restructuring liability for the June 30, 2018 and July 1, 2017 periods is $0.1 million and $2.2 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2018 Plans
Trilithic Restructuring Plan Q2FY18
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate Trilithic. As a result, $3.3 million of which $2.3 million is for lease termination costs and $1.0 million in severance costs for approximately 40 employees primarily in manufacturing and SG&A functions located in the United States. Payments related to the lease exit costs and severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s Network and Service Enablement (NSE) business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. During the second and fourth quarters of fiscal 2018, the headcount impacted by this plan increased by approximately 60 employees. In total, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual are expected to be paid by the end of the first quarter of fiscal 2019. During the third quarter of fiscal 2017, Management approved a plan in the NE and SE segment to exit the space in Colorado Springs, Colorado. As of September 30, 2017, the Company exited the workspace in Colorado Springs under the plan. Payments related to the Colorado lease costs were paid by the end of the third quarter of fiscal 2018.
Fiscal 2016 Plans
NE, SE and Shared Service Agile Restructuring Plan
During the fourth quarter of fiscal 2016, Management approved a plan within the NE and SE business segment and Shared Services function for organizational alignment and consolidation as part of the Company’s continued commitment for a more cost effective organization. As a result, approximately 170 employees primarily in manufacturing and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the remaining severance and benefits accrual were paid by the end of the first quarter of fiscal 2018.
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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of June 30, 2018 was $1.2 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of June 30, 2018, the restructuring accrual for other plans that commenced prior to fiscal year 2016 was $0.6 million, which consists of immaterial accruals from various restructuring plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Domestic	$(112.5)	$94.7	$(110.9)
Foreign	80.0	91.9	65.0
(Loss) income before income taxes	$(32.5)	$186.6	$(45.9)
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Federal:
Current	$(4.5)	$—	$—
Deferred	(1.7)	1.0	(26.2)
Total federal income tax (benefit) expense	(6.2)	1.0	(26.2)
State:
Current	—	0.2	—
Deferred	(0.1)	—	(1.5)
Total state income tax (benefit) expense	(0.1)	0.2	(1.5)
Foreign:
Current	22.0	18.0	21.3
Deferred	(2.3)	2.1	10.9
Total foreign income tax expense	19.7	20.1	32.2
Total income tax expense	$13.4	$21.3	$4.5
The federal current tax benefit and federal deferred tax benefit primarily relates to the U.S. Tax Cuts and Jobs Act discussed below. The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the release of valuation allowances in foreign jurisdictions and the amortization of foreign purchased intangible assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Income tax (benefit) expense computed at federal statutory rate	$(9.1)	$65.3	$(16.1)
Tax Reform E&P Inclusion	14.3
AMT Tax Repeal	(4.5)
Goodwill impairment	—	—	19.4
Intraperiod allocation	—	—	(20.7)
Foreign rate differential	(0.5)	(6.6)	(2.0)
Valuation allowance	12.0	(27.4)	18.2
Research and experimentation benefits and other tax credits	(0.7)	(1.4)	(1.1)
Reversal of previously accrued taxes	(1.2)	(0.2)	—
Permanent items	1.7	(9.1)	6.7
Withholding Taxes	0.7	0.4	0.3
Other	0.7	0.3	(0.2)
Income tax expense	$13.4	$21.3	$4.5
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Gross deferred tax assets:
Tax credit carryforwards	$158.8	$150.6	$141.0
Net operating loss carryforwards	1,219.0	1,875.4	1,846.3
Capital loss carryforwards	63.9	102.4	145.9
Inventories	4.0	5.4	6.1
Accruals and reserves	21.8	30.3	27.4
Investments	0.4	0.7	34.4
Other	43.6	51.9	60.3
Acquisition-related items	31.5	55.5	65.2
Gross deferred tax assets	1,543.0	2,272.2	2,326.6
Valuation allowance	(1,383.7)	(2,097.8)	(2,174.3)
Deferred tax assets	159.3	174.4	152.3
Gross deferred tax liabilities:
Acquisition-related items	(26.8)	(6.5)	(13.2)
Undistributed foreign earnings	—	(3.0)	—
Other	(38.1)	(57.3)	(31.1)
Deferred tax liabilities	(64.9)	(66.8)	(44.3)
Total net deferred tax assets	$94.4	$107.6	$108.0
As of June 30, 2018, the Company had federal, state and foreign tax net operating loss carryforwards of $5,166.9 million, $723.6 million and $649.3 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $106.6 million, $50.3 million and $1.8 million, respectively. The tax net operating loss, tax credit and capital loss carryforwards will start

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to expire in calendar 2019 and at various other dates through 2037 if not utilized. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $261.4 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $26.2 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws are accounted for by the Company in accordance with the authoritative guidance, which requires that these tax effects be recognized in the period in which the law is enacted, and the effects are recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, the Company recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, the Company’s current year net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, the Company’s deferred tax liability associated with indefinite-lived intangible assets may now offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of valuation allowance.
The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. The Company has made a provisional estimate of this deemed repatriation of E&P and has determined that there is no current period expense or liability due to the Company having sufficient estimated losses for the fiscal year to offset the income associated with the deemed repatriation. As previously noted, the impact of the deemed repatriation is a provisional estimate. The Company has not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. This amount may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
The Act reduces the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The Company has remeasured its US deferred tax assets and liabilities which resulted in a net reduction of $735.5 million of our net deferred tax assets and an equal and offsetting reduction to the valuation allowance against these deferred tax assets.
Upon adoption of the new guidance on share-based payment awards, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. The deferred tax asset recorded for these net operating loss carryforwards was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the year ended June 30, 2018.
The valuation allowance decreased by $714.1 million in fiscal 2018, decreased by $76.5 million in fiscal 2017, and decreased by $160.2 million in fiscal 2016. The decrease during fiscal 2018 was primarily due to the revaluation of the U.S. deferred tax assets as a result of the Act. The decrease during fiscal 2017 was primarily due to the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. The decrease during fiscal 2016 was primarily related to the Lumentum transaction. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended June 30, 2018	$2,097.8	$31.8	$(745.9)	$1,383.7
Year Ended July 1, 2017	$2,174.3	$44.7	$(121.2)	$2,097.8
Year Ended July 2, 2016	$2,334.5	$227.5	$(387.7)	$2,174.3

(1)	Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A reconciliation of unrecognized tax benefits between June 27, 2015 and June 30, 2018 is as follows (in millions):

Balance at June 27, 2015	$36.8
Additions based on tax positions related to current year	5.1
Reductions for lapse of statute of limitations	(0.2)
Balance at July 2, 2016	41.7
Additions based on tax positions related to current year	1.6
Additions based on tax positions related to prior year	0.9
Reduction based on tax positions related to prior year	(3.5)
Reductions for lapse of statute of limitations	(1.8)
Balance at July 1, 2017	38.9
Additions based on tax positions related to current year	4.4
Additions based on tax positions related to prior year	5.6
Reductions for lapse of statute of limitations	(0.3)
Balance at June 30, 2018	$48.6
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 30, 2018 are $3.3 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 30, 2018 are $45.3 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance and are included in deferred taxes and other non-current tax liabilities, net in the Consolidated Balance Sheets.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 30, 2018 and July 1, 2017 was approximately $1.9 million and $1.8 million, respectively. During fiscal 2018, the Company’s accrued interest and penalties increased by $0.1 million. The unrecognized tax benefits that may be recognized during the next twelve months is approximately $1.2 million.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 30, 2018:

Tax Jurisdictions	Tax Years
United States	2015 and onward
Canada	2017 and onward
China	2013 and onward
France	2015 and onward
Germany	2015 and onward
Korea	2013 and onward
United Kingdom	2017 and onward

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stockholders' Equity
Repurchase of Common Stock
Fiscal 2018
In December 2017, the Board of Directors of the Company (the “Board”) authorized a further extension of the Company's stock repurchase program for an additional three months to expire on March 31, 2018. In February 2018, the Board authorized the Company to increase its common stock repurchase program from $150 million to $200 million through open market or private transactions. The $50 million increase in authorized repurchases is in addition to the $150 million repurchase program announced in September 2016. The Board also extended the period during which repurchases could be made to September 30, 2019.
During fiscal 2018, the Company repurchased approximately 4.4 million shares of its common stock in open market purchases at an average price of $9.25 per share under the stock repurchase program authorized by the Board. The total purchase price of these repurchases under the stock repurchase program of $40.9 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit.
Fiscal 2017
In September 2016, the Board increased the Company’s previously authorized stock repurchase program from $100 million to $150 million. Under the revised repurchase authorization, the Company may repurchase up to $150 million of the Company’s common stock from time to time at the discretion of the Company’s management. This stock repurchase authorization was to expire on December 31, 2017.
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
All common shares repurchased during fiscal 2018, 2017 and 2016 under this program have been canceled and retired.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16. Stock-Based Compensation
Stock-Based Benefit Plans
Amendment and Restatement of Amended and Restated 2003 Equity Incentive Plan
On November 15, 2017, the Company's stockholders approved the amendment and restatement of the Company’s Amended and Restated 2003 Equity Incentive Plan (the 2003 Plan, as most recently amended and restated, the “Amended and Restated 2003 Plan”), under which:
(1) the number of shares of the Company’s Common Stock reserved under the 2003 Plan increased by the sum of (i) 4,000,000 new shares, (ii) the number of shares remaining for issuance under the Company’s 2005 Acquisition Equity Incentive Plan (“Acquisition Plan”) as of November 15, 2017, the date such Acquisition Plan was terminated (the “Restatement Date”), and (iii) the number of shares subject to outstanding stock awards granted under the Acquisition Plan that on or after Restatement Date would have otherwise been available for re-issuance under the Acquisition Plan;
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
Stock Option Plans
As of June 30, 2018, the Company had 7.7 million shares of stock options and Full Value Awards issued and outstanding to employees and directors under the Amended and Restated 2003 Plan, inducement grants in connection with the appointment of our new CEO in fiscal 2016 and various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of June 30, 2018, 14.8 million shares of common stock, primarily under the re-approved 2003 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The 1998 Purchase Plan is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. However, the 1998 Purchase Plan is not intended to be a qualified pension, profit sharing or stock bonus plan under Section 401(a) of the Internal Revenue Code of 1986 and is not subject to the provisions of the Employee Retirement Income Security Act of 1974. The 1998 Purchase Plan will terminate upon the earlier of November 15, 2027 or the date on which all shares available for issuance have been sold. On August 1, 2015, following the Separation, the number of shares available for issuance was automatically adjusted pursuant to the terms of the 1998 Purchase Plan. As of June 30, 2018, 4.3 million shares remained available for issuance. The 1998 Purchase Plan provides a 5% discount and a six month look-back period.
Full Value Awards

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards refer to RSUs, MSUs and PSUs that are granted without an the exercise price and are converted to shares immediately upon vesting. PSUs are performance-based with market conditions, performance conditions, time-based or a combination and expected to vest over one to four years. The fair value of the time-based RSUs based on the closing market price of the Company’s common stock on the date of award.
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2018, 2017 and 2016 was as follows (in millions):

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Cost of revenue	$3.3	$3.6	$4.8
Research and development	4.9	5.7	8.4
Selling, general and administrative	22.3	23.9	29.2
Total stock-based compensation expense	$30.5	$33.2	$42.4
Approximately $0.8 million of stock-based compensation expense was capitalized to inventory at June 30, 2018.
Impact on Stock-based Compensation Due to Separation
In connection with the separation of the Lumentum business on August 1, 2015 the Company made certain adjustments to the exercise price and number of shares underlying stock-based compensation awards with the intention of preserving the economic value of the awards for VIAVI employees. These adjustments resulted in a modification of equity awards with total incremental stock-based compensation of $13.6 million, to be amortized over the remaining service periods of the underlying awards.
Unless otherwise noted, share amounts and grant-date fair values for prior periods have not been adjusted to remove grants made to employees who transferred to Lumentum as part of the separation. Refer to “Note 4. Discontinued Operations” for further information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following is a summary of stock option activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price (1)
Balance as of June 27, 2015	2.5	$10.84
Granted	1.2	5.95
Exercised	(0.7)	4.74
Canceled	(0.4)	10.52
Net adjustment due to the separation	0.5
Balance as of July 2, 2016	3.1	5.91
Exercised	(1.6)	5.66
Balance as of July 1, 2017	1.5	6.16
Exercised	(0.2)	4.53
Balance as of June 30, 2018	1.3	$6.42

Expected to vest	1.3	$6.45
(1) Weighted average exercise price is calculated using exercise prices prior to the Separation and after the Separation.
The total intrinsic value of options exercised during the year ended June 30, 2018 was $1.2 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets. As of June 30, 2018, $1.0 million of unrecognized stock-based compensation expense related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.6 years.
The following table summarizes outstanding and exercisable options as of June 30, 2018, adjusted to reflect the impact of the Lumentum separation.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)	Number of Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (in millions)
$5.74	28,602	0.13	$5.74	$0.1	28,602	0.13	$5.74	$0.1
$5.95	1,180,257	5.63	5.95	$5.1	590,129	5.63	5.95	$2.5
$11.82	107,412	0.87	11.82	$—	107,412	0.87	11.82	$—
	1,316,271	5.12	$6.42	$5.2	726,143	3.58	$6.81	$2.6
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $10.24 as of June 30, 2018, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 30, 2018 was 0.6 million.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the shares issued and the fair market value at purchase date, pursuant to the Company’s ESPP during the year ended June 30, 2018:

Purchase date	July 31, 2017	January 31, 2018
Shares issued	219,586	246,237
Fair market value at purchase date	$9.29	$11.20
As of June 30, 2018, there was $0.1 million of unrecognized stock-based compensation cost related to ESPP remains to be amortized. The cost will be recognized in the first quarter of fiscal 2019.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 30, 2018 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average grant-dated fair value
Non-vested at June 27, 2015	1.0	7.8	8.8	12.36
Awards granted	0.7	6.1	6.8	5.75
Awards vested	(0.7)	(4.8)	(5.5)	6.01
Awards forfeited	(0.4)	(1.8)	(2.2)	7.89
Net adjustment due to the separation	0.4	1.1	1.5
Non-vested at July 2, 2016	1.0	8.4	9.4	6.55
Awards granted	0.6	3.7	4.3	7.86
Awards vested	(0.6)	(4.5)	(5.1)	6.66
Awards forfeited	—	(1.3)	(1.3)	6.83
Non-vested at July 1, 2017	1.0	6.3	7.3	7.17
Awards granted	0.8	3.3	4.1	10.01
Awards vested	(0.6)	(3.6)	(4.2)	7.10
Awards forfeited	(0.1)	(0.7)	(0.8)	8.01
Non-vested at June 30, 2018	1.1	5.3	6.4	8.93

(1)
Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2018, 2017 and 2016 were estimated to be $4.7 million, $3.3 million and $3.7 million, respectively, and were calculated using a Monte Carlo simulation. The fair value of the PSUs granted in fiscal 2018 was $1.4 million and vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.

As of June 30, 2018, $38.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.
The Company adopted the new authoritative guidance that simplified several aspects of accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. Under the new guidance, companies can make an accounting policy election to either continue to estimate forfeitures or account for forfeitures as they occur. Upon adoption, the Company elected to account for forfeitures when they occur, on a modified retrospective basis. The Company recognized net cumulative effect of $0.6 million as an increase to accumulated deficit as of the first day of fiscal 2018. Further, the new authoritative guidance required previously unrecognized

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferred tax benefits to be recorded as deferred tax assets.  Upon adoption, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. In accordance with the new authoritative guidance, there was no impact to retained earnings resulting from adoption, as the deferred tax assets associated with these net operating loss carryforwards were fully offset by a corresponding valuation allowance. All other aspects of the guidance did not have a material effect on the Company’s consolidated financial statements.
Valuation Assumptions
The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 30, 2018	July 1, 2017	July 2, 2016
Volatility of common stock	30.1%	33.2%	33.8%
Average volatility of peer companies	32.6%	36.9%	52.9%
Average correlation coefficient of peer companies	.1618	.1856	.1103
Risk-free interest rate	1.4%	0.7%	0.8%
The Company estimates the fair value of Stock Options and ESPP using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Stock Options	Employee Stock Purchase Plans
	June 30, 2018	June 30, 2018	July 1, 2017	July 2, 2016
Expected term (in years)	5.2	0.5	0.5	0.5
Expected volatility	42.3%	28.0%	33.4%	45.7%
Risk-free interest rate	1.2%	1.4%	0.5%	0.4%
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
Expected Volatility: The expected volatility for stock options was based on the historical volatility of the Company's common stock and its peers. The expected volatility for ESPP was based on the historical volatility of its stock price with similar expected term.
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
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the “401(k) Plan”), a Defined Contribution Plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $18,500 in calendar year 2018 as set by the Internal Revenue Service.
For all eligible employees the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.2 million and $4.1 million $4.7 million in fiscal 2018, 2017 and 2016, respectively.
Deferred Compensation Plan
The Company also provides for the benefit of certain eligible employees in the U.S. a non-qualified retirement plan. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This plan’s assets are designated as trading securities on the Company’s Consolidated Balance Sheets. Refer to “Note 9. Investments, Forward Contracts and Fair Value Measurements” for more information. Effective January 1, 2011, the Company suspended all employee contributions into the plan.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed from AW acquisition. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 30, 2018, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions are expected in fiscal 2019, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	2018	2017	2016
Service cost	$0.2	$0.3	$0.2
Interest cost	2.7	2.1	3.0
Expected return on plan assets	(1.5)	(1.1)	(1.5)
Recognized net actuarial losses	1.5	1.9	0.7
Provision for legal proceeding	—	—	8.4
Net periodic cost	$2.9	$3.2	$10.8
The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2019 is $1.9 million. Refer to “Note 18. Commitments and Contingencies” for further information on the provision for legal proceeding.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$133.4	$134.6
Service cost	0.2	0.3
Interest cost	2.7	2.1
Actuarial (gains) losses	1.8	(1.2)
Benefits paid	(5.9)	(4.2)
Assumed benefit obligation from acquisition	2.0	—
Foreign exchange impact	2.5	1.8
Benefit obligation at end of year	$136.7	$133.4
Change in plan assets
Fair value of plan assets at beginning of year	$28.3	$27.2
Actual return on plan assets	0.9	2.0
Employer contributions	6.1	4.0
Benefits paid	(5.9)	(4.2)
Assumed plan asset from acquisition	0.2	—
Foreign exchange impact	0.4	(0.7)
Fair value of plan assets at end of year	$30.0	$28.3
Funded status	$(106.7)	$(105.1)
Accumulated benefit obligation	$136.4	$133.0

	Pension Benefit Plans
	2018	2017
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$7.1	$6.8
Non-current liabilities	99.6	98.3
Net amount recognized at end of year	$106.7	$105.1
Amount recognized in accumulated other comprehensive (loss) income at end of year:
Actuarial losses, net of tax	$(23.0)	$(21.8)
Net amount recognized at end of year	$(23.0)	$(21.8)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain (loss)	$(2.8)	$0.7
Amortization of accumulated net actuarial losses	1.5	1.9
Total recognized in other comprehensive (loss) income	$(1.3)	$2.6
As of June 30, 2018 and July 1, 2017, the liability balances related to the post retirement benefit plan were $0.4 million and $1.1 million respectively. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2018, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.8 million or approximately $1.0 million, while in fiscal 2017, the Company contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The expected return on assets was estimated by using the weighted average of the real expected long-term return (net of inflation) on the relevant classes of assets based on the target asset mix and adding the chosen inflation assumption.
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	2018	2017	2016
Used to determine net period cost at end of year:
Discount rate	1.9%	2.1%	2.1%
Expected long-term return on plan assets	5.7	4.8	5.3
Rate of pension increase	2.3	2.2	2.3

Used to determine benefit obligation at end of year:
Discount rate	1.9%	2.0%	1.7%
Rate of pension increase	2.3	2.3	2.1
Investment Policies and Strategies
The Company’s investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members’ benefits as and when they arise and that, should the plan be discontinued at any point in time, there would be sufficient assets to meet the discontinuance liabilities.
To achieve these objectives, the trustees of the U.K. pension plan are responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustees invest in a range of frequently traded funds (“pooled funds”) rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 30, 2018 (in millions, except percentage data):

				Fair value measurement as of
				June 30, 2018
	Target Allocation	Total	Percentage of Plan Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)
Assets:
Global equity	40%	$12.0	40.0%	$—	$12.0
Fixed income	40%	11.1	37.0%	—	11.1
Other	20%	6.8	22.7%	—	6.8
Cash		0.1	0.3%	0.1	—
Total assets		$30.0	100.0%	$0.1	$29.9
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 1, 2017 (in millions, except percentage data).

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at year end and include benefits attributable to estimated future compensation increases (in millions).

Pension Benefit Plans
2019	$8.1
2020	5.8
2021	5.9
2022	6.2
2023	7.0
2024 - 2028	31.1
Thereafter	42.6
Total	$106.7
Timing of the payment relating to the legal proceeding, which is included in the above table under “Thereafter,” is not yet determined. Refer to “Note 18. Commitments and Contingencies” for further information.
Note 18. Commitments and Contingencies
Operating Leases
The Company leases certain real and personal property from unrelated third parties, under non-cancelable operating leases that expire at various dates through fiscal 2029. Certain leases may require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 30, 2018, future minimum annual lease payments under non-cancelable operating leases were as follows (in millions):

2019	$18.6
2020	15.8
2021	13.2
2022	8.5
2023	2.5
Thereafter	5.2
Total minimum operating lease payments	$63.8
Included in the future minimum lease payments table above is $4.4 million related to lease commitments in connection with the Company’s restructuring and related activities. Refer to “Note 13. Restructuring and Related Charges” for more information.
The aggregate future minimum rentals to be received under non-cancelable subleases totaled $1.0 million as of June 30, 2018. Rental expense relating to building and equipment was $13.7 million, $12.1 million and $13.8 million in fiscal 2018, 2017 and 2016, respectively.
Royalty payment
As a result of acquiring the AW business in March 2018, the Company is obligated to make future minimum royalty payments of $5.5 million measured as of June 30, 2018 for the use of certain licensed technologies. In addition, a quarterly payment of $0.2 million was accrued in the fourth quarter of fiscal 2018 and recognized as cost of revenues in the Company’s Consolidated Statement of Operations. Future minimum quarterly payments are scheduled at $0.2 million through the second quarter of fiscal 2023 and $0.1 million thereafter until approximately the second quarter of fiscal 2028.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
Purchase obligations of $81.0 million as of June 30, 2018, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
As of June 30, 2018, of the total financing obligation related to the Eningen Transactions, $0.2 million was included in Other current liabilities, and $3.9 million was included in Other non-current liabilities. As of July 1, 2017, of the total financing obligation related to the Eningen Transactions, $0.1 million was included in Other current liabilities, and $3.9 million was included in Other non-current liabilities.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of June 30, 2018, $0.9 million was included in Other current liabilities, and $22.9 million was included in Other non-current liabilities. As of July 1, 2017, $0.8 million was included in Other current liabilities, and $23.9 million was included in Other non-current liabilities.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 30, 2018 and July 1, 2017.
Outstanding Letters of Credit and Performance Bonds
As of June 30, 2018, the Company had standby letters of credit of $11.2 million and performance bonds of $1.7 million collateralized by restricted cash.
Product Warranties
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. In general, the Company offers its customers warranties up to three-years and has accrued a reserve for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
The following table presents the changes in the Company’s warranty reserve during fiscal years 2018 and 2017 (in millions):

	Year Ended
	June 30, 2018	July 1, 2017
Balance as of beginning of period	$5.8	$4.9
Provision for warranty	4.6	4.2
Utilization of reserve	(5.7)	(3.8)
Adjustments related to pre-existing warranties (including changes in estimates)	2.2	0.5
Acquisitions (1)	1.3	—
Balance as of end of period	$8.2	$5.8
(1) See “Note 7. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the increase in liability to range from (amounts represented as £ and $ denote GBP and USD, respectively), £5.7 million or $7.4 million to £8.4 million or $10.9 million. The Company determined that the likelihood of loss to be probable and accrued GBP 5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The accrual is included as a component of SG&A expense and included in pension and post-employment benefits, which is a component of other non-current liabilities, in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company continues to pursue a claim against the U.K. law firm responsible for the error. As of June 30, 2018, the related accrued pension liability was £5.9 million or $7.8 million.
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
Note 19. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2018 and 2017 (in millions, except per share data):

	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017	July 1, 2017	April 1, 2017	December 31, 2016	October 1, 2016
					(2)	(2)	(2)	(1)(2)
Net revenue	$264.0	$219.4	$201.8	$195.2	$198.1	$196.0	$206.5	$210.8
Gross profit	136.2	123.7	116.1	116.2	119.2	117.0	124.7	125.1
Net income(loss) from continuing operations, net of tax	(28.8)	(8.7)	(3.7)	(4.8)	12.1	26.0	49.2	78.0
Net income (loss) from discontinued operations, net of tax	—	—	—	—	1.6	—	—	—
Net income (loss)	$(28.8)	$(8.7)	$(3.7)	$(4.8)	$13.7	$26.0	$49.2	$78.0

Net income (loss) per share from - basic:
Continuing operations (3)	$(0.13)	$(0.04)	$(0.02)	$(0.02)	$0.05	$0.11	$0.21	$0.34
Discontinued operations (3)	—	—	—	—	0.01	—	—	—
Net income (loss) (3)	$(0.13)	$(0.04)	$(0.02)	$(0.02)	$0.06	$0.11	$0.21	$0.34

Net income (loss) per share from - diluted:
Continuing operations (3)	$(0.13)	$(0.04)	$(0.02)	$(0.02)	$0.05	$0.11	$0.21	$0.33
Discontinued operations (3)	—	—	—	—	0.01	—	—	—
Net income (loss) (3)	$(0.13)	$(0.04)	$(0.02)	$(0.02)	$0.06	$0.11	$0.21	$0.33

Shares used in per-share calculation (basic)	226.5	226.3	227.4	228.1	227.3	229.4	230.5	232.4
Shares used in per-share calculation (diluted)	226.5	226.3	227.4	228.1	232.5	234.6	234.2	236.8

(1)
During the first quarter of fiscal 2016, we completed the Separation. As a result, the operations of the Lumentum business have been presented as discontinued operations in all periods of the Company’s Consolidated Statement of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(2)
During fiscal year ended 2017, the Company recorded $203.0 million gain on sale of Lumentum common stock which was retained as part of the Separation of Lumentum. Refer to “Note 9. Investments, Forward Contracts and Fair Value Measurements” for more information.

(3)
Net income (loss) per share is computed independently for each of the fiscal quarters presented. Therefore, the sum of the quarterly basic and diluted net income (loss) per share amounts may not equal the annual basic and diluted net income (loss) per share amount for the full fiscal years.

Note 20. Subsequent Events
Costs Associated with Exit or Disposal Activities
In the first quarter of fiscal year 2019, Management approved restructuring and global workforce reduction plans within its NSE business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. The Company expects between 200-250 employees of its global workforce in manufacturing, R&D and SG&A functions to be affected. The Company estimates it will incur total aggregate charges of up to approximately $19 million, primarily in cash, in connection with the plans, which are expected to be completed by calendar year 2020.
2033 Notes Repurchase
On July 18, 2018, the Company announced the repurchase notice of the 2033 Notes with respect to the right of each holder of the 2033 Notes to sell and the obligation of the Company to purchase the 2033 Note, as required pursuant to the terms of and subject to the conditions set forth in the Indenture dated as of August 21, 2013. As a result, $134.3 million aggregate principal amount of 2033 Notes were validly surrendered for repurchase. The Company has accepted all such 2033 Notes and paid with available cash.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2018.
(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 30, 2018.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of AW, which we acquired in March 15, 2018, as discussed in “Note 7. Acquisitions” to the Consolidated Financial Statements. We have included the financial results of AW in the Consolidated Financial Statements from the date of acquisition. Total revenues of AW subject to the Company’s internal control over financial reporting represented approximately 8.8% of our consolidated revenues for the fiscal year ended June 30, 2018. Total assets of AW subject to the Company’s internal control over financial reporting represented approximately 7.9% of our consolidated total assets as of June 30, 2018. AW’s goodwill and intangible assets were subject to our management’s evaluation of internal control over financial reporting.
Our management has concluded that, as of June 30, 2018, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of June 30, 2018 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 Financial Statements and Supplementary Information.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)   LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objectives.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 30, 2018. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(3)	Exhibits:
See Item 15(b)

(b)	Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Stock Purchase Agreement by and among IFR Systems, Inc., Lockman Electronic Holdings Limited, Aeroflex Test Solutions Limited and Viavi Solutions Inc. dated as of February 1, 2018	8-K	2.1	2/2/2018
2.2	Contribution Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	2.1	8/5/2015
2.3	Membership Interest Transfer Agreement by and between JDS Uniphase Corporation and Lumentum Inc.	8-K	2.2	8/5/2015
2.4	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Restated Certificate of Incorporation	8-K	3.1	11/18/2013
3.2	Certificate of Amendment to Restated Certificate of Incorporation	8-K	3.1	8/5/2015
3.3	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Indenture, dated as of August 21, 2013, between JDS Uniphase Corporation and Wells Fargo Bank, National Association, as Trustee	8-K	4.1	8/21/2013
4.2	Form of 0.625% Senior Convertible Debentures due 2033	8-K	4.2	8/21/2013
4.3	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	4.1	8/5/2015
4.4	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017

4.5	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.6	Indenture, dated as of May 29, 2018 between Viavi Solutions Inc. and US Bank National Association as Trustee	8-K	4.1	5/29/2018
4.7	Form of 1.75% Senior Convertible Notes due 2023	8-K	4.2 (Incl. in 4.1)	5/29/2018
10.1	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2	Employment Agreement between Amar Maletira and Viavi Solutions Inc. effective as of September 9, 2015	8-K	10.1	8/6/2015
10.3	Restated 1998 Employee Stock Purchase Plan	10-Q	10.1	2/7/2018
10.4	Restated 2005 Acquisition Equity Incentive Plan	10-K	10.5	8/25/2015
10.5	2005 Acquisition Equity Incentive Plan Form of Stock Option Award Agreement	10-K	10.6	9/30/2005
10.6	2005 Acquisition Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	10-K	10.7	9/30/2005
10.7	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.8	Restated 2003 Equity Incentive Plan	10-Q	10.2	2/7/2018
10.9	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.10	Employee Matters Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	10.2	8/5/2015
10.11	Intellectual Property Matters Agreement by and between JDS Uniphase Corporation and Lumentum Operations LLC	8-K	10.3	8/5/2015
10.12	Viavi Solutions Inc. Change of Control Benefits Plan, effective June 20, 2017	8-K	10.1	6/26/2017
10.13	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S)	10-K	10.20	8/31/2010
10.14	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S)	10-K	10.24	8/31/2010
10.15	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/2015
10.16	Settlement Agreement, dated September 30, 2015 by and among Viavi Solutions Inc. and each of the signatories identified therein	8-K	10.1	10/1/2015
10.17	Viavi Solutions Inc. 2016 MSU Policy Summary	8-K	10.1	8/24/2015
10.18	Form of Exchange Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.1	5/29/2018
10.19	Form of Subscription Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.2	5/29/2018
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
101.INS	XBRL Instance	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation	X

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 28, 2018	VIAVI SOLUTIONS INC.

	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 28, 2018
Oleg Khaykin	(Principal Executive Officer)

/s/ AMAR MALETIRA	Executive Vice President and Chief Financial Officer	August 28, 2018
Amar Maletira	(Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 28, 2018
Richard Belluzzo

/s/ KEITH BARNES	Director	August 28, 2018
Keith Barnes

/s/ TOR BRAHAM	Director	August 28, 2018
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 28, 2018
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 28, 2018
Donald Colvin

/s/ MASOOD JABBAR	Director	August 28, 2018
Masood Jabbar

/s/ LAURA BLACK	Director	August 28, 2018
Laura Black