Form 10-Q
period 2018-09-29
VIAVI SOLUTIONS INC.
filed 2018-11-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2018
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

As of October 26, 2018 the Registrant had 228,422,336 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
Revenues:
Product revenue	$241.1	$165.1
Service revenue	27.4	25.8
Total net revenue	268.5	190.9
Cost of revenues:
Product cost of revenue	97.9	62.6
Service cost of revenue	10.8	11.5
Amortization of acquired technologies	9.4	4.1
Total cost of revenues	118.1	78.2
Gross profit	150.4	112.7
Operating expenses:
Research and development	42.6	29.1
Selling, general and administrative	84.4	72.3
Amortization of other intangibles	9.8	3.1
Restructuring and related charges	14.8	1.5
Total operating expenses	151.6	106.0
(Loss) income from operations	(1.2)	6.7
Interest and other income, net	1.9	0.2
Loss on sale of investments	(0.2)	—
Interest expense	(10.1)	(12.5)
Loss before taxes	(9.6)	(5.6)
Provision for income taxes	5.7	2.0
Net loss	$(15.3)	$(7.6)

Net loss per share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)

Shares used in per-share calculation - basic	227.2	228.1
Shares used in per-share calculation - diluted	227.2	228.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
Net loss	$(15.3)	$(7.6)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(13.1)	10.3
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	0.1	—
Plus: reclassification adjustments included in net income	0.2	—
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.6	0.4
Net change in accumulated other comprehensive (loss) income	(12.2)	10.7
Comprehensive (loss) income	$(27.5)	$3.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	September 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$600.7	$611.4
Short-term investments	51.7	169.3
Restricted cash	7.2	7.3
Accounts receivable, net	224.1	218.6
Inventories, net	89.5	92.3
Prepayments and other current assets	53.0	56.3
Total current assets	1,026.2	1,155.2
Property, plant and equipment, net	170.8	170.5
Goodwill	341.1	336.3
Intangibles, net	216.6	235.1
Deferred income taxes	113.4	114.3
Other non-current assets	20.7	15.4
Total assets	$1,888.8	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.3	$55.5
Accrued payroll and related expenses	57.7	52.8
Deferred revenue	61.5	60.6
Accrued expenses	32.6	30.1
Current portion of long-term debt	142.7	275.3
Other current liabilities	74.8	78.9
Total current liabilities	429.6	553.2
Long-term debt, net of current portion	563.1	557.9
Other non-current liabilities	186.5	180.8
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred Stock, $0.001 par value; 1 million shares authorized; 1 share at September 29, 2018 and June 30, 2018 issued and outstanding	—	—
Common Stock, $0.001 par value; 1 billion shares authorized; 228 million shares at September 29, 2018 and 227 million shares at June 30, 2018, issued and outstanding	0.2	0.2
Additional paid-in capital	70,218.6	70,216.2
Accumulated deficit	(69,394.1)	(69,378.6)
Accumulated other comprehensive (loss)	(115.1)	(102.9)
Total stockholders’ equity	709.6	734.9
Total liabilities and stockholders’ equity	$1,888.8	$2,026.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 29, 2018	September 30, 2017
OPERATING ACTIVITIES:
Net loss	$(15.3)	$(7.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	9.9	8.4
Amortization of acquired technologies and other intangibles	19.2	7.2
Stock-based compensation	8.1	7.5
Amortization of debt issuance costs and accretion of debt discount	6.9	9.8
Amortization of discount and premium on investments, net	(0.2)	(0.1)
Loss on disposal of assets	0.4	0.8
Loss on extinguishment of debt	—	3.6
Other	(0.1)	0.7
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(6.6)	4.7
Inventories	1.4	(12.1)
Other current and non-currents assets	(3.0)	9.0
Accounts payable	3.7	4.5
Income taxes payable	1.3	(5.8)
Deferred revenue, current and non-current	1.1	(5.3)
Deferred taxes, net	(1.9)	(4.6)
Accrued payroll and related expenses	2.6	(2.0)
Accrued expenses and other current and non-current liabilities	0.1	(7.7)
Net cash provided by operating activities	27.6	11.0

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	(150.4)
Maturities of available-for-sale investments	36.5	140.6
Sales of available-for-sale investments	81.0	11.2
Capital expenditures	(12.1)	(8.4)
Proceeds from the sale of assets	1.6	0.9
Acquisition of businesses, net of cash acquired	—	(55.3)
Net cash provided by (used in) investing activities	107.0	(61.4)

FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.5)	—
Repurchase and retirement of common stock	—	(9.2)
Withholding tax payment on vesting of restricted stock awards	(5.5)	(5.2)
Repurchase and redemption of convertible debt	(134.3)	(162.0)
Payment of financing obligations	(0.2)	(0.7)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.1	2.5
Net cash used in financing activities	(138.4)	(174.6)

Effect of exchange rates on cash and cash equivalents	(7.2)	9.1
Net decrease in cash, cash equivalents and restricted cash	(11.0)	(215.9)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	624.3	1,022.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$613.3	$806.5

(1) These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $18.0 million as of September 29, 2018 and September 30, 2017, respectively, which primarily represent collateral for letters of credit and performance bonds for the benefit of third parties.
(2) These amounts include both current and non-current balances of restricted cash totaling $12.6 million and $13.7 million as of September 29, 2018 and September 30, 2017, respectively, which primarily represent collateral for letters of credit and performance bonds for the benefit of third parties.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”) for the three months ended September 29, 2018 and September 30, 2017 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Other than updates to the Company’s revenue recognition policy under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 3. Revenue”, there have been no material changes to the Company’s accounting policies during the three months ended September 29, 2018, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 30, 2018 on Form 10-K filed with the SEC on August 28, 2018.
The balance sheet as of June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 29, 2018 and September 30, 2017 may not be indicative of results for the fiscal year ending June 29, 2019 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2019 is a 52-week year ending on June 29, 2019. The Company’s fiscal 2018 was a 52-week year ending on June 30, 2018.
Principles of Consolidation
The consolidated financial statements include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Use of Estimates
The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. The Company bases estimates on historical experience and assumptions about future periods that are believed to be reasonable based on available information. The Company’s reported financial positions or results of operations may be materially different under changed conditions or when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect readily available current information.
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the three months ended September 29, 2018, we adopted this ASU using a retrospective transition method. Accordingly, our consolidated statement of cash flows for the three months ended September 30, 2017, as presented herein, has been restated to comply with the new requirements.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers, ASC 606 - Revenue from Contracts with Customers (the “revenue standard”). The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard effective in the first quarter of fiscal 2019 using the retrospective transition method, which requires the Company to recast each prior period

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented consistent with the new guidance. Refer to “Note 3. Revenue” of the Consolidated Financial Statements for a summary of significant policies related to the new accounting standards. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the consolidated financial statements.
The following table presents the impact of the revenue standard adoption to select line items of our Consolidated Balance Sheet as of June 30, 2018, (in millions) as follows:

	June 30, 2018
	As Reported	Adjustment	As Adjusted
ASSETS
Accounts receivable, net	$217.5	$1.1	$218.6
Prepayments and other assets	54.8	1.5	56.3
Deferred income taxes	114.5	(0.2)	114.3
Other non-current assets	13.6	1.8	15.4
Total assets	$2,022.6	$4.2	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	71.9	(11.3)	60.6
Accrued payroll and related expenses	51.4	1.4	52.8
Other current liabilities	77.0	1.9	78.9
Other non-current liabilities	182.8	(2.0)	180.8
Total stockholders’ equity	720.7	14.2	734.9
Total liabilities and stockholders’ equity	$2,022.6	$4.2	$2,026.8
The primary impacts to the previously issued amounts are as follows:
Accounts receivable, net: Adoption of the new revenue standard resulted in an increase to accounts receivable, net primarily due to two items: 1) The return rights provision, which represents a liability for expected customer returns, was previously presented as a reduction to accounts receivable and is now presented in other current liabilities; and 2) Contract assets which are recorded when a conditional right to consideration exists and transfer of control has occurred in advance of the Company’s right to invoice. Upon adoption of ASC 606, contract assets, which were previously presented as a component of accounts receivable, net, are now presented as a component of prepayments and other current assets.

Prepayments and other current assets: As noted above, contract assets, which are recognized when a conditional right to consideration exists and transfer of control has occurred in advance of the Company’s right to invoice, were previously presented as a component of accounts receivable, net. Upon adoption of ASC 606, contract assets are presented as a component of prepayments and other current assets.

Other non-current assets: The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year are capitalized and recognized over the revenue recognition period of the original contract. These costs are now classified as other non-current assets.

Short-term and long-term deferred revenue: Adoption of the new revenue standard resulted in a decrease of deferred revenue primarily due to the net change in timing of software related revenue. Under the previous standard revenue for software license sales bundled with post-contract support and/or services where vendor-specific objective evidence of fair value had not been established was recognized ratably over the support period. Upon adoption of ASC 606 the revenue related to such software license sales will now be recognized when control transfers, which is usually at the time of billing. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and, in some instances, transfer of control and revenue recognition may differ from the time of billing. Long-term deferred revenue is presented under other non-current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities: The returns provision, which represents a liability for expected customer returns, was previously presented as a reduction of accounts receivable and is now presented as other current liabilities.
Adoption of the revenue standard had no impact on net cash provided by or used in operating, investing or financing activities as presented on our Consolidated Statements of Cash Flows.
The following table presents the impact of the revenue standard adoption to select line items of our previously reported Consolidated Statement of Operations for the three months ended September 30, 2017 (in millions, except per share data) as follows:

	Three Months Ended September 30, 2017
	As Reported	Adjustment	As Adjusted
Revenues:
Product revenue	$171.9	$(6.8)	$165.1
Service revenue	23.3	2.5	25.8
Total net revenue	195.2	(4.3)	190.9
Cost of revenues:
Product cost of revenue	63.5	(0.9)	62.6
Service cost of revenue	11.4	0.1	11.5
Amortization of acquired technologies	4.1	—	4.1
Total cost of revenue	79.0	(0.8)	78.2
Gross profit	116.2	(3.5)	112.7
Income from operations	10.0	(3.3)	6.7
Loss before taxes	(2.3)	(3.3)	(5.6)
Provision for income taxes	2.5	(0.5)	2.0
Net loss	$(4.8)	$(2.8)	$(7.6)

Net loss per common share:
Basic and diluted	$(0.02)	$(0.01)	$(0.03)
Shares used in per share calculations:
Basic and diluted	228.1	—	228.1
The impacts to the previously issued amounts are summarized, as follows:
Net revenue: Adoption of the revenue standard resulted in a change in the timing of revenue recognized primarily due to the treatment of software license revenue. Under the prior standard, if vendor-specific objective evidence had not been established for the post contract support and/or the services, software license revenue would have been recognized ratably over the support period. Upon adoption of ASC 606, revenue related to such software license sales will now be recognized when control transfers which is usually at the time of billing. The decrease in revenue for the period presented above is primarily the result of the elimination of ratable software license revenue. Such license revenue was previously amortized; however it is now recognized upon recast, at a point in time under the new standard.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements Not Yet Adopted
In June 2016, FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
Note 3. Revenue
Effective in the first quarter of fiscal 2019, the Company adopted the revenue standard using the retrospective transition method which requires the Company to recast each prior period presented, consistent with the new guidance. The most significant impact of the revenue standard relates to our accounting for contracts containing software. As a result, for software solutions bundled with post-contract support (“PCS”) and/or services where vendor-specific objective evidence (“VSOE”) has not been established for the PCS and/or services, revenue will now be recognized when control transfers which is usually at time of billing rather than ratably over the life of the support term. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances transfer of control and revenue recognition may differ from the time of billing. Revenue recognition under the revenue standard for the remainder of the Company’s products and services remains substantially unchanged.
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:

•
Products: Network Enablement (“NE”) and Service Enablement (“SE”) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. The Company’s Optical Security and Performance (“OSP”) products include proprietary pigments used for optical security and optical filters used in commercial and government 3D Sensing applications.

•
Services: The Company also offers a range of product support and professional services designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.

Steps of revenue recognition
The Company accounts for revenue in accordance with the revenue standard, in which the following five steps are applied to recognize revenue.

1.
Identify the contract with a customer: Generally, the Company considers customer purchase orders, which in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before the Company considers an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable; and (v) the agreement has commercial substance. The Company utilizes judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures implemented by the Company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.
Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes hardware support that extends beyond the Company's standard warranties, software maintenance, installation, professional and implementation services, and training.

Determining whether products and services are considered distinct performance obligations may require significant judgment. We may enter into contracts that involve a significant level of integration and interdependency between a software license and installation services. Judgment may be required to determine whether the software license is considered distinct in the context of the contract and accounted for separately, or not distinct in the context of the contract and accounted for together with the installation service.

3.
Determine the transaction price: Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. The Company’s contracts may include terms that could cause variability in the transaction price including rebates, sales returns, market incentives and volume discounts. Variable consideration is generally accounted for at portfolio level and estimated based on historical information. If a contract includes a variable amount, the price adjustments are estimated at contract inception. In both cases, estimates are updated at the end of each reporting period as additional information becomes available.

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of the Company’s contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by the Company only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, the Company allocates the total transaction value to each distinct performance obligation based on relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as the Company performs the services and the customers receive and consume the benefits.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue policy and practical expedients
The following policy and practical expedient elections have been made by the Company under the revenue standard:

•	Revenue-based taxes as assessed by governmental authorities have been excluded from the measurement of transaction price(s).

•
Shipping and handling activities performed after customer obtains control of the good are treated as activities to fulfill the promise (cost of fulfillment). Therefore, the Company does not evaluate whether the shipping and handling activities are promised services.

•
Incremental costs of obtaining contracts that would have been recognized within one year or less are recognized as an expense when incurred. These costs are included in selling, general, and administrative expenses (“SG&A”). The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year are capitalized and recognized over the revenue recognition period of the original contract.

•
The portfolio approach is used for certain types of variable consideration for contracts with similar characteristics. The methodology is used when the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.

•
Where at contract inception, the expected period between the transfer of promised goods or services and payment is within one year or less, we forgo adjustment for the impact of significant financing component for the contract.

•
For contracts that were modified before the beginning of the earliest reporting period presented, the Company has applied a transition practical expedient and will not recast the contracts for those modifications. Instead we have reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.

•
For the reporting periods presented before the date of initial application, the amount of the transaction price allocated to the remaining performance obligations and the explanation of when it expects to recognize that amount as revenue is not disclosed.

Disaggregation of revenue
The Company's revenue is presented on a disaggregated basis on the Consolidated Statements of Operations and in “Note 18. Operating Segments and Geographic Information”. This information includes revenue from reportable segments and a break-out of products and services for which the nature and timing of the revenue as characterized above is generally at a point in time and over time, respectively.
Balance sheet and other details
Receivables: The Company records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of customer invoicing. Payment terms vary based on product or service offerings and payment is generally required within 30 to 90 days from date of invoicing. Certain performance obligations may require payment before delivery of the service to the customer.
Contract Assets: A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where the transfer of services has occurred in advance of the Company's right to invoice. Contract assets are included in other current assets on the consolidated balance sheet. There were contract assets of $1.4 million and $1.3 million as of September 29, 2018 and June 30, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
Deferred revenue: Deferred revenue consists of contract liabilities primarily related to support, solution deployment services, software maintenance, product, professional services, and training when the Company has a right to invoice or payments have been received and transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. Contract liabilities are included in other current liabilities on the consolidated balance sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also has short term and long term deferred revenues related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

Three Months Ended
September 29, 2018
Deferred revenue:
Balance at beginning of period	$71.9
Revenue deferrals for new contracts (1)	26.7
Revenue recognized during the period	(26.0)
Balance at end of period	$72.6

Short-term deferred revenue	$61.5
Long-term deferred revenue	$11.1
(1)  Included in these amounts are the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or incomplete, as of September 29, 2018. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
The Company also applied the practical expedient to not disclose the amount of transaction price allocated to remaining performance obligations for the periods prior to adoption of the new revenue standard.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of September 29, 2018, was $236.1 million. The Company expects to recognize 94% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 29, 2018	September 30, 2017
Numerator:
Net loss	$(15.3)	$(7.6)
Denominator:
Weighted-average number of common shares outstanding
Basic	227.2	228.1
Effect of dilutive securities from stock-based benefit plans	—	—
Diluted	227.2	228.1

Net loss per share:
Basic	$(0.07)	$(0.03)
Diluted	$(0.07)	$(0.03)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 29, 2018 (1) (2) (3) (4)	September 30, 2017 (1) (2) (3)
Stock options and ESPP	1.6	1.7
Restricted Stock Units	7.0	8.0
Total potentially dilutive securities	8.6	9.7

(1) As the Company incurred a net loss in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.
(2)  The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average stock price for the three months ended September 29, 2018 did not exceed the conversion price of $11.28. Refer to “Note 11. Debt” for more details.
(3)  The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average stock price for the three months ended September 29, 2018 did not exceed the conversion price of $13.22. Refer to “Note 11. Debt” for more details.
(4) The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principle amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average stock price for the three months ended September 29, 2018 did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended September 29, 2018 the changes in accumulated other comprehensive loss by component net of tax were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 30, 2018	$(5.8)	$(74.0)	$(23.1)	$(102.9)
Other comprehensive income (loss) before reclassification	0.1	(13.1)	—	(13.0)
Amounts reclassified to accumulated other comprehensive loss	0.2	—	0.6	0.8
Net current-period other comprehensive income (loss)	0.3	(13.1)	0.6	(12.2)
Ending balance as of September 29, 2018	$(5.5)	$(87.1)	$(22.5)	$(115.1)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and SG&A in the Consolidated Statement of Operations for the three months ended September 29, 2018. There was no tax impact for the three months ended September 29, 2018. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Acquisitions
AvComm and Wireless Test and Measurement Acquisition
On March 15, 2018 (“AW Close Date”), the Company completed the acquisition of the AW Business of Cobham plc. (“AW”) for $469.8 million in cash, subject to working capital adjustments. The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company into military, public safety and avionics test markets. The acquired business has been integrated into the Company's NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed are recorded at fair value on the acquisition date.
The identified intangible assets acquired, as of the AW Close Date, were as follows (in millions):

Tangible assets acquired:	$59.3
Intangible assets acquired:
Developed technology	113.5
Customer relationships	75.0
Trade names	28.0
In-process research and development	9.0
Customer Backlog	6.5
Goodwill	178.5
Total consideration transferred	$469.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the AW Close Date, were as follows (in millions):

Cash	$16.1
Accounts receivable	43.0
Inventory	33.5
Property and equipment	33.5
Other assets	7.6
Accounts payable	(10.9)
Other liabilities	(29.6)
Deferred revenue	(10.2)
Deferred tax liabilities	(23.7)
Net tangible assets acquired	$59.3
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement, final cash and working capital adjustments within the measurement period (up to one year from the AW Close Date). Adjustments to the purchase price allocation may require adjustments to goodwill prospectively.
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from a valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, trade names, acquired in-process research and development (“IPR&D”) and backlog was determined based on an income approach using the discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives that range from three to six years. Order backlog will be fully amortized within one year.
In accordance with authoritative guidance, the Company recognizes IPR&D at fair value as of March 15, 2018. The IPR&D is accounted for as an indefinite-lived intangible asset until completion or abandonment of the R&D efforts and is tested for impairment in each period it is considered an indefinite lived asset.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of AW. Goodwill has been assigned to the NE segment and is partially deductible for tax purposes.
During the three months ended September 29, 2018, the Company recorded a measurement period adjustment of $6.3 million  for a tax related liability, which resulted in a corresponding increase to acquired goodwill.
AW results of operations have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition.
Trilithic, Inc. Acquisition
During fiscal 2018 the Company completed the acquisition of Trilithic, Inc. (“Trilithic”) a privately-held provider of electronic test and measurement equipment for telecommunications service providers. The Company acquired all outstanding shares of Trilithic for $56.4 million in cash. The Trilithic acquisition has been integrated into our NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations. Therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date.
The identified assets acquired, were as follows (in millions):

Tangible assets acquired:	$11.8
Intangible assets acquired:
Developed technology	15.5
Customer relationships	11.0
Other	0.3
Goodwill	17.8
Total purchase price	$56.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 The allocation of the purchase price, were as follows (in millions):

Cash	$0.2
Accounts receivable	3.2
Inventory	10.1
Property and equipment	1.2
Accounts payable	(1.7)
Other liabilities, net	(1.2)
Net tangible assets acquired	$11.8
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from a valuation based on unobservable inputs and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, and other intangible assets was determined based on an income approach using the discounted cash flow method. The intangible assets are being amortized over their estimated useful lives that range from three to five years for the acquired developed technology and customer relationships.

The goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of Trilithic. Goodwill has been assigned to the NE segment and is not deductible for tax purposes.
Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	June 30, 2018	Charged to Costs and Expenses	Deductions (1)	September 29, 2018
Allowance for doubtful accounts	$2.4	$0.4	$(0.3)	$2.5
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	September 29, 2018	June 30, 2018
Finished goods	$33.5	$31.7
Work in process	20.6	24.4
Raw materials	35.4	36.2
Inventories, net	$89.5	$92.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prepayments and other current assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	September 29, 2018	June 30, 2018
Prepayments	$12.7	$11.0
Asset held for sale	3.0	3.0
Other current assets	37.3	42.3
Prepayments and other current assets	$53.0	$56.3
Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	September 29, 2018	June 30, 2018
Customer prepayments	$38.0	$37.9
Restructuring accrual	11.4	7.4
Income tax payable	7.5	5.9
Warranty accrual	4.7	4.7
VAT liabilities	1.8	1.7
Foreign exchange forward contracts liability	3.1	11.7
Other	8.3	9.6
Other current liabilities	$74.8	$78.9
Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	September 29, 2018	June 30, 2018
Pension and post-employment benefits	$98.8	$100.0
Financing obligation	26.7	26.8
Deferred tax liability	18.1	20.5
Long-term deferred revenue	11.1	11.3
Other	31.8	22.2
Other non-current liabilities	$186.5	$180.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
As of September 29, 2018, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$4.0	$—	$—	$4.0
U.S. agencies	8.8	—	(0.1)	8.7
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	7.0	—	(0.3)	6.7
Corporate securities	29.0	—	(0.4)	28.6
Total available-for-sale debt securities	$51.5	$—	$(0.8)	$50.7
The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of September 29, 2018, of the total estimated fair value, $50.1 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
 In addition to the amounts presented above, as of September 29, 2018, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $1.6 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three months ended September 29, 2018 and September 30, 2017, the Company recorded no other-than-temporary impairment charges in each respective period.
As of September 29, 2018, contractual maturities of the Company’s debt securities classified as available-for-sale were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$32.0	$31.7
Amounts maturing in 1 - 5 years	18.6	18.3
Amounts maturing in more than 5 years	0.9	0.7
Total debt available-for-sale securities	$51.5	$50.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 30, 2018, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$36.0	$—	$(0.1)	$35.9
U.S. agencies	13.3	—	(0.1)	13.2
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	23.9	—	(0.4)	23.5
Corporate securities	114.9	—	(0.6)	114.3
Total available-for-sale securities	$190.8	$—	$(1.2)	$189.6
As of June 30, 2018, of the total estimated fair value, $21.2 million was classified as cash equivalents, $167.7 million was classified as short-term investments and $0.7 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 30, 2018, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $1.6 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are, inputs which market participants would use in valuing an asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs, which reflect the assumptions market participants would use in valuing an asset or liability.
The Company’s cash and investment instruments are classified within Level 1 or Level 2 of the fair value hierarchy based on quoted prices, broker or dealer quotations, or alternative pricing sources with reasonable levels of price transparency.

•
Level 1: includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds, U.S. Treasury securities and marketable equity securities as they are traded with sufficient volume and frequency of transactions.

•
Level 2: includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company generally include certain U.S. and foreign government and agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, certificates of deposit, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

•
Level 3: includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of September 29, 2018 and June 30, 2018, the Company did not hold any Level 3 investment securities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
Assets measured at fair value as of September 29, 2018 and June 30, 2018 are summarized below (in millions):

	September 29, 2018			June 30, 2018
	Total	Level 1 Investments	Level 2 Investments	Total	Level 1 Investments	Level 2 Investments
Assets:
Debt available-for-sale securities
U.S. treasuries	$4.0	$4.0	$—	$35.9	$35.9	$—
U.S. agencies	8.7	—	8.7	13.2	—	13.2
Municipal bonds and sovereign debt instruments	2.7	—	2.7	2.7	—	2.7
Asset-backed securities	6.7	—	6.7	23.5	—	23.5
Corporate securities	28.6	—	28.6	114.3	—	114.3
Total debt available-for-sale securities	50.7	4.0	46.7	189.6	35.9	153.7
Money market funds	329.1	329.1	—	354.9	354.9	—
Trading securities	1.6	1.6	—	1.6	1.6	—
Foreign currency forward contracts	1.9	—	1.9	2.7	—	2.7
Total assets (1)	$383.3	$334.7	$48.6	$548.8	$392.4	$156.4

Liability:
Foreign currency forward contracts	3.2	—	3.2	11.7	—	11.7
Total liabilities (2)	$3.2	$—	$3.2	$11.7	$—	$11.7
(1) $318.0 million in cash and cash equivalents, $51.7 million in short-term investments, $7.1 million in restricted cash, $1.9 million in prepayments and other current assets, and $4.6 million in other non-current assets on the Company’s Consolidated Balance Sheets as of September 29, 2018. $364.8 million in cash and cash equivalents, $169.3 million in short-term investments, $7.3 million in restricted cash, $2.7 million in other current assets, and $4.7 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 30, 2018.
(2) $3.2 million and $11.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of September 29, 2018 and June 30, 2018, respectively.
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
As of September 29, 2018, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $1.9 million and $3.2 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 30, 2018, the fair value of these contracts of $2.7 million and $11.7 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $176.2 million and $167.5 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $31.2 million and $28.6 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $1.3 million and a gain of $3.1 million for the three months ended September 29, 2018 and September 30, 2017, respectively.
Note 9. Goodwill
Changes in goodwill allocated to the Company’s reportable segments are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 30, 2018	$328.0	$—	$8.3	$336.3
Other	6.3	—	—	6.3
Currency translation adjustments	(1.5)	—	—	(1.5)
Balance as of September 29, 2018	$332.8	$—	$8.3	$341.1
The Company tests goodwill for impairment at the reporting unit level for impairment annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2018, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three months ended September 29, 2018.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of September 29, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$453.0	$(339.8)	$113.2
Customer relationships	174.8	(105.2)	69.6
In-process research and development	9.0	—	9.0
Other (1)	38.4	(13.6)	24.8
Total intangibles	$675.2	$(458.6)	$216.6

As of June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$447.8	$(326.4)	$121.4
Customer relationships	175.4	(97.1)	78.3
In-process research and development	9.0	—	9.0
Other (1)	42.8	(16.4)	26.4
Total intangibles	$675.0	$(439.9)	$235.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Cost of revenues	$9.4	$4.1
Operating expenses	9.8	3.1
Total amortization of intangible assets	$19.2	$7.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 29, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$49.6
2020	59.8
2021	55.5
2022	28.3
2023	14.4
Total amortization	$207.6
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of September 29, 2018 and June 30, 2018, the Company’s short and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes. The following table presents the carrying amounts of the liability and equity components (in millions):

	September 29, 2018	June 30, 2018
Principal amount of 0.625% Senior Convertible Notes	$142.7	$277.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(114.6)	(121.1)
Unamortized debt issuance cost	(7.3)	(7.7)
Carrying amount of liability component	$705.8	$833.2
Current portion of long-term debt	142.7	275.3
Long-term debt, net of current portion	$563.1	$557.9

Carrying amount of equity component (1)	$239.1	$239.1

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of September 29, 2018 and June 30, 2018.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of September 29, 2018, the expected remaining term of the 2023 Notes is 4.6 years.
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
Based on quoted market prices as of September 29, 2018 and June 30, 2018, the fair value of the 2023 Notes was approximately $242.5 million and $232.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of September 29, 2018, the expected remaining term of the 2024 Notes is 5.4 years.
Based on quoted market prices as of September 29, 2018 and June 30, 2018, the fair value of the 2024 Notes was approximately $496.3 million and $465.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
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
On August 15, 2018, certain Noteholders exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes were validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its 2033 Notes outstanding after the satisfaction of the put option. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date), the redemption price for the Notes was equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding the Redemption Date. For information related to this transaction refer to “Note 19. Subsequent Events.”
As of September 29, 2018, $142.7 million aggregate principal amount of the Notes remains outstanding. The Notes are classified as current portion of long-term debt on the consolidated balance sheets.
Based on quoted market prices as of September 29, 2018 and June 30, 2018, the fair value of the 2033 Notes was approximately $144.3 million and $281.0 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Interest expense-contractual interest	$2.5	$2.0
Amortization of debt issuance cost	0.4	0.7
Accretion of debt discount	6.5	9.1
Note 12. Restructuring and Related Charges
The Company has initiated restructuring events primarily intended to reduce its costs, consolidate its operations, streamline product manufacturing and address market conditions. The Company’s restructuring charges primarily include severance and benefit costs to eliminate a specific number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
As of September 29, 2018 and June 30, 2018, the Company’s total restructuring accrual was $14.6 million and $7.5 million, respectively. During the three months ended September 29, 2018 and September 30, 2017, the Company recorded restructuring and related charges of $14.8 million and $1.5 million, respectively.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended September 29, 2018 were as follows (in millions):

	Balance June 30, 2018	Three Months Ended September 29, 2018 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance September 29, 2018
Fiscal 2019 Plan
NSE, including AW Restructuring Plan	$—	$14.5	$(2.0)	$—	$12.5
Fiscal 2018 Plan
Trilithic Restructuring Plan (1) (2)	2.9	—	(2.9)	—	—
Fiscal 2017 Plan
Focused NSE Restructuring Plan (1) (2)	1.9	0.4	(2.0)	0.1	0.4
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan (2)	1.2	—	(0.3)	—	0.9
Other Plans (1)(2)	1.5	(0.1)	(0.6)	—	0.8
Total	$7.5	$14.8	$(7.8)	$0.1	$14.6
(1) Plan type includes workforce reduction cost.
(2) Plan type includes lease exit cost.
The long-term portion of our total restructuring liability for the September 29, 2018 and June 30, 2018 periods is $3.2 million and $0.1 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
In July 2018, Management approved restructuring and global workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. As a result, a restructuring charge of $14.5 million was recorded for severance and employee benefits for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
Fiscal 2018 Plans
Trilithic Restructuring Plan
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate the Trilithic acquisition. As a result, approximately 40 employees primarily in manufacturing, and SG&A functions located in the United States were impacted. Payments related to the severance and benefits accrual were paid by the end of the first quarter of fiscal 2019.
Fiscal 2017 Plans
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s NSE business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. In total, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual were paid by the end of the first quarter of fiscal 2019. In the first quarter of fiscal 2019, the Company exited the workspace in Vancouver, Canada under the plan. The fair value of the remaining contractual obligations as of September 29, 2018 was $0.4 million. Payments related to the Vancouver lease costs are expected to be paid by the end of the fourth quarter of fiscal 2019.
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of September 29, 2018 was $0.9 million. Payments related to the Germantown lease costs are expected to be paid by the end of the second quarter of fiscal 2019.
As of September 29, 2018, the restructuring accrual for other plans that commenced prior to fiscal year 2017 was $0.8 million, which consists of immaterial accruals from various restructuring plans.
Note 13. Income Taxes
The Company recorded an income tax expense of $5.7 million and $2.0 million for the three months ended September 29, 2018 and September 30, 2017, respectively.
The income tax expense for the three months ended September 29, 2018 and September 30, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. A tax benefit of $2.8 million was recorded in the Company’s income tax provision for the three months ended September 30, 2017 related to the income tax intraperiod allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation must be reported in the Company’s fiscal 2018 U.S. tax return. The Company made a provisional estimate of this deemed repatriation of E&P. However, the Company has not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. The estimates may change when the Company finalizes the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss from continuing operations before taxes primarily due to the changes in valuation allowance

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations, and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of September 29, 2018, and June 30, 2018, the Company’s unrecognized tax benefits totaled $51.9 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.7 million accrued for the payment of interest and penalties at September 29, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.3 million.
Note 14. Stockholders' Equity
Repurchase of Common Stock
In February 2018, the Board of Directors increased the previously authorized stock repurchase program from $150 million to $200 million. The Board also extended the period during which repurchases could be made to September 30, 2019. Under the revised repurchase authorization, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.

During the three months ended September 29, 2018, the Company did not repurchase any shares of its common stock. As of September 29, 2018, the Company had remaining authorization of $62.6 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
Note 15. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 29, 2018 and September 30, 2017, as follows (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Cost of revenues	$0.8	$0.9
Research and development	1.2	1.1
Selling, general and administrative	6.1	5.5
Total stock-based compensation expense	$8.1	$7.5
Approximately $0.9 million and $0.7 million of stock-based compensation expense was capitalized to inventory as of September 29, 2018 and September 30, 2017, respectively.
Full Value Awards
Full Value Awards refer to restricted stock units that are granted without an exercise price and are converted to shares immediately upon vesting. Performance-based awards are performance-based with market conditions, performance conditions, time-based or a combination, and are expected to vest over one to four years. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.
During the three months ended September 29, 2018 and September 30, 2017, the Company granted 3.4 million and 2.9 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the three months ended September 29, 2018 and September 30, 2017, the Company granted 0.5 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the three months ended September 29, 2018 and September 30, 2017, the Company granted additional 0.1 million and 0.2 million shares due to

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 29, 2018 and September 30, 2017 were estimated to be $6.2 million and $6.1 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of September 29, 2018, $74.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.2 years.
Note 16. Employee Pension and Other Benefit Plans
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
As of September 29, 2018, the U.K. and AW plans were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 29, 2018, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Service cost	$—	$—
Interest cost	0.6	0.7
Expected return on plan assets	(0.4)	(0.4)
Amortization of net actuarial losses	0.6	0.4
Net periodic benefit cost	$0.8	$0.7
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.8 million related to its defined benefit pension plans during fiscal 2019 to make current benefit payments and fund future obligations. As of September 29, 2018, approximately $1.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2018.
Note 17. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrual is included in pension and post-employment benefits, which is a component of other non-current liabilities in the Company’s Consolidated Balance Sheets.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company continues to pursue a claim against the U.K. law firm responsible for the error. As of September 29, 2018, the related accrued pension liability was £5.9 million or $7.7 million.
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
Guarantees
The Company follows authoritative guidance which requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. In addition, disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities, are required.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of September 29, 2018 and June 30, 2018.
Outstanding Letters of Credit and Performance Bonds
As of September 29, 2018, the Company had standby letters of credit of $11.0 million and performance bonds of $1.6 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2019 and fiscal 2018 (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017
Balance as of beginning of period	$8.2	$5.8
Provision for warranty	0.4	0.5
Utilization of reserve	(1.2)	(0.9)
Adjustments related to pre-existing warranties (including changes in estimates)	1.6	0.7
Acquisition related (1)	—	0.3
Balance as of end of period	$9.0	$6.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1) See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
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
(iii) Optical Security and Performance Products:
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
Information on reportable segments is as follows (in millions):

	Three Months Ended September 29, 2018
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$149.9	$13.6	$163.5	$77.6	$—	$241.1
Service revenue	14.6	12.6	27.2	0.2	—	27.4
Net revenue	164.5	26.2	190.7	77.8	—	268.5

Gross profit	102.9	18.3	121.2	39.4	(10.2)	150.4
Gross margin	62.6%	69.8%	63.6%	50.6%		56.0%

Operating income			16.4	27.4	(45.0)	(1.2)
Operating margin			8.6%	35.2%		(0.4)%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 30, 2017
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$102.8	$8.6	$111.4	$53.7	$—	$165.1
Service revenue	8.8	16.3	25.1	0.7	—	25.8
Net revenue	111.6	24.9	136.5	54.4	—	190.9

Gross profit	70.3	17.3	87.6	31.4	(6.3)	112.7
Gross margin	63.0%	69.5%	64.2%	57.7%		59.0%

Operating income			3.9	22.2	(19.4)	6.7
Operating margin			2.9%	40.8%		3.5%

	Three Months Ended
	September 29, 2018	September 30, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$160.6	$119.0
Stock-based compensation	(0.8)	(0.9)
Amortization of intangibles	(9.4)	(4.1)
Other charges unrelated to core operating performance (1)	—	(1.3)
GAAP gross profit	$150.4	$112.7

Corporate reconciling items impacting operating income:
Total segment operating income	$43.8	$26.1
Stock-based compensation	(8.1)	(7.5)
Amortization of intangibles	(19.2)	(7.2)
Other charges unrelated to core operating performance (1)	(2.9)	(3.2)
Restructuring and related charges	(14.8)	(1.5)
GAAP operating income	$(1.2)	$6.7

(1) During the three months ended September 29, 2018 and September 30, 2017, other charges unrelated to core operating performance primarily consisted of acquisition and integration related transformational initiatives such as the implementation of simplified automated processes, site consolidation and reorganizations, amortization of acquisition related inventory step-up, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue, (in millions):

	Three Months Ended
	September 29, 2018			September 30, 2017
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$60.1	$12.7	$72.8	$64.6	$13.0	$77.6
Other Americas	17.9	3.1	21.0	12.0	5.0	17.0
Total Americas	$78.0	$15.8	$93.8	$76.6	$18.0	$94.6

Asia-Pacific:
Greater China	$58.7	$0.2	$58.9	$22.4	$0.6	$23.0
Other Asia	36.0	3.5	39.5	13.1	1.1	14.2
Total Asia-Pacific	$94.7	$3.7	$98.4	$35.5	$1.7	$37.2

EMEA:
Switzerland	$25.7	$—	$25.7	$28.3	$—	$28.3
Other EMEA	42.7	7.9	50.6	24.7	6.1	30.8
Total EMEA	$68.4	$7.9	$76.3	$53.0	$6.1	$59.1

Total net revenue	$241.1	$27.4	$268.5	$165.1	$25.8	$190.9
Note 19. Subsequent Events
2033 Notes Redemption
On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date of redemption of the Notes was October 10, 2018 (“Redemption Date”). The redemption price for the Notes equal to 100% of the principal amount plus accrued and unpaid interest thereon to, but excluding the Redemption Date. In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares. For additional information related to our debt refer to “Note 11. Debt.”
The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate of approximately $30.8 million, including accrued and unpaid interest to, but excluding, the Redemption Date. No Notes remain outstanding following the conversions and the redemption.
Definitive Agreement
On October 30, 2018, the Company completed the acquisition of RPC Photonics, Inc., a technology leader in engineered diffuserTM to expand our 3D Sensing offering for $30.0 million in cash plus up to $53.0 million in performance-based earn out payments, net of cash acquired, subject to working capital adjustments.
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

•	Our plans for continued development, use and protection of our intellectual property;

•	Our strategies for achieving our current business objectives, including related risks and uncertainties;

•	Our plans or expectations including expectations regarding synergies, savings or benefits relating to investments, acquisitions, partnerships and other strategic opportunities;

•	Our strategies for reducing our dependence on sole suppliers or otherwise mitigating the risk of supply chain interruptions;

•	Our research and development plans and the expected impact of such plans on our financial performance; and

•	Our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues.
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI”, also referred to as “the Company”, “we”, “our” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises, network equipment manufacturers, civil governments, military and avionics customers supported by a worldwide channel community including VIAVI Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D Sensing, electronics, automotive, consumer and industrial, government, defense, healthcare and other markets.
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
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (“NEMs”), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Other Test & Measurement communications products also serves the public safety, government, and, aerospace and defense markets.
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, AT&T Inc., CenturyLink Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks, Reliance Industries, Time Warner Inc. and Verizon Communications, Inc.
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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Instrument products.
Assurance: Primarily consisting of our (a) Mature Products (Legacy Assurance, Legacy Wireline, Protocol Test, Video Assurance products and RAN (b) Growth Products (xSight, Packet Portal products, Location Intelligence).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, healthcare and other markets.
Our security offerings for the currency market include OVP®, OVMP®. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today.
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
OSP serves customers such as, L-3 Communications, Lockheed Martin, Seiko Epson, SICPA and ST Micro Electronics.
Our OSP products and associated services are Anti-Counterfeiting, Consumer and Industrial and Others.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission

(“SEC”). There have been no material changes to our critical accounting policies and estimates, except with respect to revenue recognition resulting from adoption of ASC 606. Refer to “Note 3. Revenue” for more details.
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	Percent Change
Segment net revenue:
NE	$164.5	$111.6	$52.9	47.4%
SE	26.2	24.9	1.3	5.2%
OSP	77.8	54.4	23.4	43.0%
Total net revenue	$268.5	$190.9	$77.6	40.6%

Gross profit	$150.4	$112.7	$37.7	33.5%
Gross margin	56.0%	59.0%

Research and development	$42.6	$29.1	$13.5	46.4%
Percentage of net revenue	15.9%	15.2%

Selling, general and administrative	$84.4	$72.3	$12.1	16.7%
Percentage of net revenue	31.4%	37.9%

Restructuring and related charges	$14.8	$1.5	$13.3	886.7%
Percentage of net revenue	5.5%	0.8%

Interest and other income, net	$1.9	$0.2	$1.7	850.0%
Percentage of net revenue	0.7%	0.1%

Interest expense	$(10.1)	$(12.5)	$2.4	(19.2)%
Percentage of net revenue	(3.8)%	(6.5)%

Provision for income taxes	$5.7	$2.0	$3.7	185.0%
Percentage of net revenue	2.1%	1.0%
Net Revenue
Revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, training, professional services and post-contract support in addition to other services such as calibration and repair services. When evaluating the performance of our segments, management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit, and operating income consistent with our approach for managing the business.
Three months ended September 29, 2018 and September 30, 2017
Net revenue increased by $77.6 million, or 40.6%, during the three months ended September 29, 2018 compared to the same period a year ago. This increase was primarily due to revenue increase from our NE and OSP segments as discussed below.

Product revenues increased by $76.0 million, or 46.0%, during the three months ended September 29, 2018 compared to the same period a year ago, primarily due to revenue increase from our NE and OSP segment as discussed below.
Service revenues increased by $1.6 million, or 6.2%, during the three months ended September 29, 2018 compared to the same period a year ago primarily due to an increased support revenue from the Wireless acquisition partially offset by a decline in support contract renewals for the SE segment, resulting from our continued run-off of our Mature Assurance portfolio solutions, partially offset by increased support revenue from the Wireless acquisition.
NE net revenue increased by $52.9 million, or 47.4%, during the three months ended September 29, 2018 compared to the same period a year ago. This increase was driven by growth in our Lab products primarily due to the acquired Wireless product offerings that was not included in the prior period, and organic growth in our Lab Fiber Instruments in both 100Gb and 400Gb Ethernet products. The increase was partially offset by revenue declines of $16.6 million in Field Instruments due to weaker North American service provider spend period over period.
SE net revenue increased by $1.3 million, or 5.2%, during the three months ended September 29, 2018 compared to the same period a year ago. This increase was primarily driven by double-digit percentage growth in our Data Center products while our Assurance products was roughly flat year-on-year. The Mature Assurance product offering, as expected, continued to decline period over period.
OSP net revenue increased by $23.4 million, or 43.0%, during the three months ended September 29, 2018 compared to the same period a year ago. This increase was primarily driven by revenue from our Consumer and Industrial products on the strength of our 3D Sensing optical filters and an increase in revenue from Anti-Counterfeiting products banknote redesign product demand.
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
In fiscal 2019, we expect to continue to see an increase in net revenue from our NSE business segment driven by macro industry technology trends from 5G wireless testing and deployment, and, Fiber-to-the-Home deployment. In our OSP segment, we expect Anti-Counterfeiting net revenue to increase in the first half of fiscal 2019 driven by major bank note redesigns and then moderating in the fiscal second half. We also expect to see 3D Sensing revenue to surge in the first half fiscal 2019 driven by increase adoption on multiple mobile devices but then decline in the fiscal second half that is in-line with smartphone demand seasonality.

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

	Three Months Ended
	September 29, 2018		September 30, 2017
Americas
United States	$72.8	27.1%	$77.6	40.6%
Other Americas	21.0	7.9%	17.0	8.9%
Total Americas	93.8	35.0%	94.6	49.5%

Asia-Pacific
Greater China	$58.9	21.9%	$23.0	12.0%
Other Asia	39.5	14.7%	14.2	7.5%
Total Asia-Pacific	98.4	36.6%	37.2	19.5%

EMEA
Switzerland	$25.7	9.6%	$28.3	14.8%
Other EMEA	50.6	18.8%	30.8	16.2%
Total EMEA	76.3	28.4%	59.1	31.0%

Total net revenue	$268.5	100.0%	$190.9	100.0%
Net revenue from customers outside the Americas during the three months ended September 29, 2018 and September 30, 2017 represented 65.0% and 50.5% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 3.0 percentage points during the three months ended September 29, 2018 from 59.0% in the same period a year ago to 56.0% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segments and higher amortization of intangibles related to newly acquired Trilithic and AW business. This decrease was partially offset by gross margin improvement in our SE segment.
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
Research and Development
R&D expense increased by $13.5 million, or 46.4%, during the three months ended September 29, 2018 compared to the same period a year ago. This increase was primarily driven by R&D costs from acquired Trilithic and AW businesses not included in the year ago period. As a percentage of net revenue R&D increased by 0.7 percentage points during the three months ended September 29, 2018 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased $12.1 million, or up 16.7%, during the three months ended September 29, 2018 compared to the same period a year ago. The increase was primarily due to acquisition and integration related costs as well as incremental SG&A expense from acquired Trilithic and AW businesses, partially offset by reduction in expenses with our strategic restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A decreased 6.5 percentage points during the three months ended September 29, 2018 compared to the same period a year ago.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in recent past experienced, and may continue to experience in the future, certain charges unrelated to our core operating performance, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $34.0 million excluding any one-time charges as a result of recent restructuring activities initiated in the last twelve months. Refer to “Note 12. Restructuring and Related Charges” for more information.

As of September 29, 2018, our total restructuring accrual was $14.6 million.

During the three months ended September 29, 2018, we recorded $14.8 million in restructuring and related charges. These charges are primarily the result of the following:

•
In July 2018, Management approved restructuring and global workforce reduction plans within its NSE business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. As a result, a restructuring charge of $14.5 million was recorded for severance and employee benefits for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

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

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $0.5 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2020.
Interest and Other Income, Net
Interest and other income, net was $1.9 million during the three months ended September 29, 2018 compared to $0.2 million the same period a year ago. This $1.7 million increase was primarily driven by a $1.5 million decrease in interest income plus $0.4 million more unfavorable foreign exchange impact during the current period, offset by a $3.6 million loss from the extinguishment of debt from the 2033 Notes in the prior period.
Interest Expense

Interest expense decreased by $2.4 million, or (19.2)%, during the three months ended September 29, 2018 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes, offset by a full-quarter debt discount accretion of the 2023 Notes in the current period.
Provision for Income Taxes
We recorded income tax expense of $5.7 million and $2.0 million for the three months ended September 29, 2018 and September 30, 2017, respectfully.
The income tax expense for the three months ended September 29, 2018 and September 30, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year. A tax benefit of $2.8 million was recorded in our income tax provision for the three months ended September 30, 2017 related to the income tax intraperiod tax allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation must be reported in our fiscal 2018 U.S. tax return. We made a provisional estimate of this deemed repatriation of E&P. However, we have not yet completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. The estimates may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation. In addition, further interpretations from U.S. federal and state governments and regulatory organizations may change the provisional estimate or the accounting treatment of the provisional estimate.
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
The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations, impacts of the Act, and due to the income tax benefit recorded in continuing operations under the income tax intraperiod allocation rules.
As of September 29, 2018, and June 30, 2018, our unrecognized tax benefits totaled $51.9 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.7 million accrued for the payment of interest and penalties at September 29, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.3 million.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended
	September 29, 2018	September 30, 2017	Change	Percentage Change
Network Enablement
Net revenue	$164.5	$111.6	$52.9	47.4%
Gross profit	102.9	70.3	32.6	46.4%
Gross margin	62.6%	63.0%

Service Enablement
Net revenue	$26.2	$24.9	$1.3	5.2%
Gross profit	18.3	17.3	1.0	5.8%
Gross margin	69.8%	69.5%

Network and Service Enablement
Net revenue	$190.7	$136.5	$54.2	39.7%
Operating income	16.4	3.9	12.5	320.5%
Operating margin	8.6%	2.9%

Optical Security and Performance
Net revenue	$77.8	$54.4	$23.4	43.0%
Gross profit	39.4	31.4	8.0	25.5%
Gross margin	50.6%	57.7%
Operating income	27.4	22.2	5.2	23.4%
Operating margin	35.2%	40.8%
Network Enablement
During the three months ended September 29, 2018, NE gross margin decreased by 0.4 percentage points from 63.0% in the same period a year ago to 62.6% in the current period. This decrease was primarily due to unfavorable product mix arising from our AW acquisition.
Service Enablement
During the three months ended September 29, 2018, SE gross margin increased by 0.3 percentage points from 69.5% in the same period a year ago to 69.8% in the current period. This increase was primarily due to favorable product mix from growth in Data Center product revenue.
Network and Service Enablement (“NSE”)
During the three months ended September 29, 2018, NSE operating margin increased by 5.7 percentage points from 2.9% in the same period a year ago to 8.6% in the current period. This increase in operating margin was primarily driven by cost management in our core NSE business from our strategic restructuring activities and the operating leverage from the addition of our acquisitions, notably the AW business.
Optical Security and Performance Products
During the three months ended September 29, 2018, OSP gross margin decreased by 7.1 percentage points from 57.7% in the same period a year ago to 50.6% in the current period. The decline was primarily due to unfavorable product mix driven by higher revenue from Consumer and Industrial offerings from our 3D Sensing products.

OSP operating margin decreased by 5.6 percentage points during the three months ended September 29, 2018 from 40.8% in the same period a year ago to 35.2% in the current period. The decrease in operating margin was primarily due to decrease in gross margin as discussed above.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of September 29, 2018, U.S. entities owned approximately 37.5% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 29, 2018, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 29, 2018, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On August 15, 2018, certain noteholders of the 2033 Notes exercised the put option and an aggregate principal amount of $134.3 million were validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its 2033 Notes outstanding after the satisfaction of the put option. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date), the redemption price for the Notes was equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding the Redemption Date. For additional information related to our debt refer to “Note 11. Debt.”
Three Months Ended September 29, 2018
As of September 29, 2018 our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $128.6 million to $665.0 million from $793.6 million as of June 30, 2018.
During the three months ended September 29, 2018, cash provided by operating activities was $27.6 million, consisting of net loss of $15.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $42.3 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $0.6 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $3.7 million driven by the timing of payments, an increase in accrued payroll and related expenses of $2.6 million due to bonus accruals, a decrease in inventories of $1.4 million due to increased shipments of 3D Sensing products, an increase in income taxes payable of $1.3 million, an increase in deferred revenue of $1.1 million, and an increase in accrued expenses and other current and non-current liabilities of $0.1 million. These changes were partially offset by an increase in accounts receivable of $6.6 million due to higher billings and an increase in other current and non-current assets of $3.0 million.
During the three months ended September 29, 2018, cash provided by investing activities was $107.0 million, primarily related to $117.5 million in sales and maturities of available-for-sale debt securities and $1.6 million proceeds from sales of assets offset by $12.1 million of cash used for capital expenditures.
During the three months ended September 29, 2018, cash used in financing activities was $138.4 million, primarily resulting from $134.3 million used for repurchase of our 2033 Notes, $5.5 million in withholding tax payments on the vesting of restricted stock awards and $0.7 million in payment of financing obligations offset by $2.1 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Three Months Ended September 30, 2017
As of September 30, 2017, our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $217.3 million to $1,237.3 million from $1,454.6 million as of July 1, 2017.
During the three months ended September 30, 2017, cash provided by operating activities was $11.0 million, consisting of net loss of $7.6 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $33.3 million, including changes in deferred tax balance, offset by a net decrease in operating assets and liabilities of $14.7 million. Net decreases in our operating assets and liabilities related primarily to an increase in inventories of $12.1 million due to inventory build-up primarily for our 3D Sensing products, a decrease in accrued expenses and other current and non-current liabilities of $7.7 million due to payment for severance related liabilities and interest expense payments, a decrease in income taxes payable of $5.8 million, a decrease in deferred revenue of $5.3 million due to amortization of support agreements and the release of revenue upon customer acceptance. This was offset by a decrease in other current and non-current assets of $9.0 million, a decrease in accounts receivable of $4.7 million primarily driven by timing of collections, an increase in accounts payable of $4.5 million driven by the timing of payment, an increase in accrued payroll and related expenses of $2.0 million due to the timing of salary and bonus payment.
During the three months ended September 30, 2017, cash used in investing activities was $61.4 million, primarily related to cash used to acquire Trilithic of $55.3 million and $8.4 million of cash used for capital expenditures offset by $2.3 million of net purchase, sales and maturities of available-for-sale debt securities and proceeds from sales of assets.
During the three months ended September 30, 2017, cash used in financing activities was $174.6 million, primarily resulting from  $162.0 million used for repurchase of our 2033 Notes, $9.2 million of cash used to repurchase common stock under our share repurchase program, $5.2 million in withholding tax payments on vesting of restricted stock awards, and $0.7 million in payment of financing obligations offset by $2.5 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities, which may include open market purchases of our Notes prior to their maturity or of our common stock;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	compliance with covenants and other terms and conditions related to our financing arrangements.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2019.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than the guarantees discussed in “Note 17. Commitments and Contingencies.”
Employee Equity Incentive Plan
Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 15. Stock-Based Compensation” for more details.

Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. and AW plans are partially funded and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 29, 2018, our pension plans were under funded by $104.9 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 29, 2018, the fair value of plan assets had increased approximately 1.3% since June 30, 2018, our most recent fiscal year end.
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
In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 29, 2018.
Changes in Internal Control Over Financial Reporting
To facilitate the adoption of the new revenue standard effective July 1, 2018, we implemented internal controls to ensure we have adequately evaluated our contracts and properly assessed the impact of the new standard related to revenue recognition on our financial statements.
There have been no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures of our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems will be achieved. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objective.

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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 30, 2018.
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

Date: November 7, 2018	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)