Form 10-Q
period 2018-12-29
VIAVI SOLUTIONS INC.
filed 2019-02-06
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 29, 2018
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

As of January 25, 2019 the Registrant had 227,996,418 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Revenues:
Product revenue	$272.8	$181.3	$513.9	$346.4
Service revenue	34.1	24.1	61.5	49.9
Total net revenue	306.9	205.4	575.4	396.3
Cost of revenues:
Product cost of revenue	106.0	69.5	203.9	132.1
Service cost of revenue	14.4	12.4	25.2	23.9
Amortization of acquired technologies	8.5	4.1	17.9	8.2
Total cost of revenues	128.9	86.0	247.0	164.2
Gross profit	178.0	119.4	328.4	232.1
Operating expenses:
Research and development	45.9	29.9	88.5	59.0
Selling, general and administrative	88.5	76.7	172.9	149.0
Amortization of other intangibles	10.4	3.4	20.2	6.5
Restructuring and related charges	0.3	2.5	15.1	4.0
Total operating expenses	145.1	112.5	296.7	218.5
Income from operations	32.9	6.9	31.7	13.6
Interest and other income, net	1.7	2.9	3.6	3.1
Loss on sale of investments	(0.2)	—	(0.4)	—
Interest expense	(8.1)	(11.7)	(18.2)	(24.2)
Income (loss) before taxes	26.3	(1.9)	16.7	(7.5)
Provision for (benefit from) income taxes	10.9	(0.8)	16.6	1.2
Income (loss) from continuing operations, net of taxes	15.4	(1.1)	0.1	(8.7)
Loss from discontinued operations, net of taxes	(2.4)	—	(2.4)	—
Net income (loss)	$13.0	$(1.1)	$(2.3)	$(8.7)

Income (loss) per share - basic:
Continuing operations	$0.07	$0.00	$0.00	$(0.04)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) per share - basic	$0.06	$0.00	$(0.01)	$(0.04)

Income (loss) per share - diluted:
Continuing operations	$0.07	$0.00	$0.00	$(0.04)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) per share - diluted	$0.06	$0.00	$(0.01)	$(0.04)

Shares used in per-share calculation - basic	228.3	227.4	227.8	227.7
Shares used in per-share calculation - diluted	230.4	227.4	230.5	227.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Net income (loss)	$13.0	$(1.1)	$(2.3)	$(8.7)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(13.0)	7.0	(26.1)	17.3
Net change in available-for-sale investments, net of tax:
Unrealized holding (loss) gain arising during period	—	(0.4)	0.2	(0.4)
Plus: reclassification adjustments included in net income	0.2	—	0.4	—
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.4	0.5	1.0	0.9
Net change in accumulated other comprehensive (loss) income	(12.4)	7.1	(24.5)	17.8
Comprehensive income (loss)	$0.6	$6.0	$(26.8)	$9.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 29, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$465.6	$611.4
Short-term investments	30.0	169.3
Restricted cash	7.1	7.3
Accounts receivable, net	248.3	218.6
Inventories, net	87.2	92.3
Prepayments and other current assets	51.7	56.3
Total current assets	889.9	1,155.2
Property, plant and equipment, net	180.6	170.5
Goodwill	371.1	336.3
Intangibles, net	222.9	235.1
Deferred income taxes	113.2	114.3
Other non-current assets	20.5	15.4
Total assets	$1,798.2	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.4	$55.5
Accrued payroll and related expenses	61.6	52.8
Deferred revenue	59.2	60.6
Accrued expenses	33.4	30.1
Current portion of long-term debt	—	275.3
Other current liabilities	88.2	78.9
Total current liabilities	297.8	553.2
Long-term debt, net of current portion	568.4	557.9
Other non-current liabilities	221.9	180.8
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no shares authorized, issued or outstanding at December 29, 2018. $0.001 par value; 1 million shares authorized; 1 share issued and outstanding at June 30, 2018.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 228 million shares at December 29, 2018 and 227 million shares at June 30, 2018, issued and outstanding	0.2	0.2
Additional paid-in capital	70,226.8	70,216.2
Accumulated deficit	(69,389.5)	(69,378.6)
Accumulated other comprehensive loss	(127.4)	(102.9)
Total stockholders’ equity	710.1	734.9
Total liabilities and stockholders’ equity	$1,798.2	$2,026.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 29, 2018	December 30, 2017
OPERATING ACTIVITIES:
Net loss	$(2.3)	$(8.7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	19.7	16.7
Amortization of acquired technologies and other intangibles	38.1	14.7
Stock-based compensation	17.7	15.2
Amortization of debt issuance costs and accretion of debt discount	12.1	18.8
Amortization of discount and premium on investments, net	(0.2)	0.2
Loss on disposal of assets	0.7	1.5
Loss on extinguishment of debt	—	3.8
Other	1.6	0.8
Changes in operating assets and liabilities, net of impact of acquisitions of businesses:
Accounts receivable	(31.6)	(18.6)
Inventories	3.4	(20.3)
Other current and non-currents assets	(2.6)	10.5
Accounts payable	(3.0)	2.2
Income taxes payable	7.0	(0.6)
Deferred revenue, current and non-current	0.3	5.3
Deferred taxes, net	(4.5)	(6.7)
Accrued payroll and related expenses	9.5	(0.6)
Accrued expenses and other current and non-current liabilities	3.2	0.7
Net cash provided by operating activities	69.1	34.9

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	(297.6)
Maturities of available-for-sale investments	42.2	250.3
Sales of available-for-sale investments	97.0	26.6
Capital expenditures	(24.2)	(14.9)
Proceeds from the sale of assets	3.0	2.3
Acquisition of businesses, net of cash acquired	(28.1)	(56.2)
Net cash provided by (used in) investing activities	89.9	(89.5)

FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.5)	—
Repurchase and retirement of common stock	(8.5)	(31.0)
Withholding tax payment on vesting of restricted stock awards	(9.8)	(8.9)
Repurchase and redemption of convertible debt	(276.9)	(175.0)
Payment of financing obligations	(0.4)	(0.9)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.1	2.5
Net cash used in financing activities	(294.0)	(213.3)

Effect of exchange rates on cash, cash equivalents and restricted cash	(11.2)	11.9
Net decrease in cash, cash equivalents and restricted cash	(146.2)	(256.0)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	624.3	1,022.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$478.1	$766.4

(1) These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $18.0 million as of December 29, 2018 and December 30, 2017, respectively, which primarily represent collateral for letters of credit and performance bonds for the benefit of third parties.
(2) These amounts include both current and non-current balances of restricted cash totaling $12.5 million and $13.3 million as of December 29, 2018 and December 30, 2017, respectively, which primarily represent collateral for letters of credit and performance bonds for the benefit of third parties.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”) for the three and six months ended December 29, 2018 and December 30, 2017 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Other than updates to the Company’s revenue recognition policy under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 3. Revenue”, there have been no material changes to the Company’s accounting policies during the three and six months ended December 29, 2018, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 30, 2018 on Form 10-K filed with the SEC on August 28, 2018.
The balance sheet as of June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 29, 2018 and December 30, 2017 may not be indicative of results for the fiscal year ending June 29, 2019 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, we adopted this ASU using a retrospective transition method. Accordingly, our consolidated statement of cash flows for the six months ended December 29, 2018 and December 30, 2017, as presented herein, has been restated to comply with the new requirements.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers, ASC 606 - Revenue from Contracts with Customers (the “revenue standard”). The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard effective in the first quarter of fiscal 2019 using the retrospective transition method, which required the Company to recast each prior period

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

presented consistent with the new guidance. Refer to “Note 3. Revenue” of the Consolidated Financial Statements for a summary of significant policies related to the new accounting standards. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the consolidated financial statements.
The following table presents the impact of the revenue standard adoption, to select line items of our Consolidated Balance Sheet as of June 30, 2018, (in millions):

	June 30, 2018
	As Reported	Adjustment	As Adjusted
ASSETS
Accounts receivable, net	$217.5	$1.1	$218.6
Prepayments and other assets	54.8	1.5	56.3
Deferred income taxes	114.5	(0.2)	114.3
Other non-current assets	13.6	1.8	15.4
Total assets	$2,022.6	$4.2	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$71.9	$(11.3)	$60.6
Accrued payroll and related expenses	51.4	1.4	52.8
Other current liabilities	77.0	1.9	78.9
Other non-current liabilities	182.8	(2.0)	180.8
Total stockholders’ equity	720.7	14.2	734.9
Total liabilities and stockholders’ equity	$2,022.6	$4.2	$2,026.8
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
The following table presents the impact of the revenue standard adoption to select line items of our previously reported Consolidated Statement of Operations for the three and six months ended December 30, 2017 (in millions, except per share data) as follows:

	Three months ended December 30, 2017			Six months ended December 30, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Revenues:
Product revenue	$177.5	$3.8	$181.3	$349.4	$(3.0)	$346.4
Service revenue	24.3	(0.2)	24.1	47.6	2.3	49.9
Total net revenue	201.8	3.6	205.4	397.0	(0.7)	396.3
Cost of revenues:
Product cost of revenue	69.6	(0.1)	69.5	133.1	(1.0)	132.1
Service cost of revenue	12.0	0.4	12.4	23.4	0.5	23.9
Amortization of acquired technologies	4.1	—	4.1	8.2	—	8.2
Total cost of revenue	85.7	0.3	86.0	164.7	(0.5)	164.2
Gross profit	116.1	3.3	119.4	232.3	(0.2)	232.1
Income from operations	3.7	3.2	6.9	13.7	(0.1)	13.6
Loss before taxes	(5.1)	3.2	(1.9)	(7.4)	(0.1)	(7.5)
(Benefit from) provision for income taxes	(1.4)	0.6	(0.8)	1.1	0.1	1.2
Net loss	$(3.7)	$2.6	$(1.1)	$(8.5)	$(0.2)	$(8.7)

Net loss per common share:
Basic and dilutive	$(0.02)	$0.02	$0.00	$(0.04)	$—	$(0.04)

Shares used in per share calculations:
Basic and dilutive	227.4	—	227.4	227.7	—	227.7
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
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued guidance to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period, and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This guidance is effective for the Company

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in the first quarter of fiscal 2022 and early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements of FASB Accounting Standards Codification Topic 820, Fair Value Measurement. The update to Topic 820 includes new, eliminated and modified disclosure requirements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted for any eliminated or modified disclosures. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements. ASU 2018-11 provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The guidance is effective for the Company in the first quarter of fiscal 2020. While the Company is not yet in a position to assess the full impact of the application of the new guidance, the Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its Consolidated Balance Sheets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Assets: A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services where the transfer of services has occurred in advance of the Company's right to invoice. Contract assets are included in other current assets on the consolidated balance sheet. There were contract assets of $3.2 million and $1.3 million as of December 29, 2018 and June 30, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
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
The following tables summarize the activity related to deferred revenue (in millions):

	Three Months Ended	Six Months Ended
	December 29, 2018	December 29, 2018
Deferred revenue:
Balance at beginning of period	$72.6	$71.9
Revenue deferrals for new contracts (1)	29.3	56.0
Revenue recognized during the period	(30.9)	(56.9)
Balance at end of period	$71.0	$71.0

Short-term deferred revenue	$59.2	$59.2
Long-term deferred revenue	$11.8	$11.8
(1)  Included in these amounts is the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered, or incomplete, as of December 29, 2018. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
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
The value of the transaction price allocated to remaining performance obligations as of December 29, 2018, was $239.3 million. The Company expects to recognize 94% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Numerator:
Income (loss) from continuing operations, net of taxes	$15.4	$(1.1)	$0.1	$(8.7)
Loss from discontinued operations, net of taxes	(2.4)	—	(2.4)	—
Net income (loss)	$13.0	$(1.1)	$(2.3)	$(8.7)
Denominator:
Weighted-average number of common shares outstanding
Basic	228.3	227.4	227.8	227.7
Effect of dilutive securities from stock-based benefit plans	2.1	—	2.7	—
Diluted	230.4	227.4	230.5	227.7

Net income (loss) per share - basic:
Continuing operations	$0.07	$0.00	$0.00	$(0.04)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) per share	$0.06	$0.00	$(0.01)	$(0.04)

Net income (loss) per share - diluted:
Continuing operations	$0.07	$0.00	$0.00	$(0.04)
Discontinued operations	(0.01)	—	(0.01)	—
Net income (loss) per share	$0.06	$0.00	$(0.01)	$(0.04)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
	(2) (3) (4)	(1) (2) (3)	(2) (3) (4)	(1) (2) (3)
Stock options and ESPP	0.1	1.6	0.1	1.6
Restricted stock units	0.2	7.7	0.7	7.8
Total potentially dilutive securities	0.3	9.3	0.8	9.4

(1)
As the Company incurred a loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average quarterly stock price for the periods presented did not exceed the conversion price of $11.28. In October 2018, the 2033 Notes were fully converted and redeemed by the Company and any potential EPS dilution effect of the Notes was realized

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

upon the Company settling the “in-the-money” conversion benefit feature of the Notes with shares of common stock. Refer to “Note 11. Debt” for more details.

(3)
The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average quarterly stock price for the periods presented did not exceed the conversion price of $13.22. Refer to “Note 11. Debt” for more details.

(4)
The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principle amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average quarterly stock price for the periods presented did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.

Note 5. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the six months ended December 29, 2018 the changes in accumulated other comprehensive loss by component net of tax were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 30, 2018	$(5.8)	$(74.0)	$(23.1)	$(102.9)
Other comprehensive income (loss) before reclassification	0.2	(26.1)	—	(25.9)
Amounts reclassified to accumulated other comprehensive loss	0.4	—	1.0	1.4
Net current-period other comprehensive income (loss)	0.6	(26.1)	1.0	(24.5)
Ending balance as of December 29, 2018	$(5.2)	$(100.1)	$(22.1)	$(127.4)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and SG&A in the Consolidated Statement of Operations for the six months ended December 29, 2018. There was no tax impact for the six months ended December 29, 2018. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Acquisitions
RPC Photonics, Inc. Acquisition
On October 30, 2018 (“RPC Close Date”), the Company acquired all of the equity interest of RPC Photonics, Inc. (“RPC”) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash based on the achievement of certain gross profit targets over approximately a four year period, subsequent to the RPC Close date. The $33.4 million cash consideration is subject to final cash and net working capital adjustments and includes Escrow payments of $3.5 million, which are reserved for potential breaches of representations and warranties. The acquisition of RPC expands the Company’s 3D Sensing offerings.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The RPC acquisition meets the definition of a business and the acquisition has been accounted for in accordance with the authoritative guidance on business combination. Accordingly, the tangible and intangible assets acquired, and the liabilities assumed are recorded at fair value on the acquisition date. Acquisition related costs incurred were not material. The fair value of consideration transferred for the RPC acquisition consists of the following (in millions):

Cash consideration paid at closing	$29.9
Escrow payments	3.5
Fair value of contingent consideration	36.2
Total purchase consideration	$69.6
The fair value of the earn-out payments at the RPC Close Date was determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore represents a Level 3 measurement. The fair value of this earn-out is discussed further in "Note 8. Investment, Forward Contracts and Fair Value Measurements".
The preliminary identified tangible and intangible assets acquired, as of the RPC Close Date, were as follows (in millions):

Tangible assets acquired:	$5.7
Intangible assets acquired:
Developed technology	15.7
Customer relationships	14.0
Customer backlog	0.3
Goodwill	33.9
Total consideration transferred	$69.6
The preliminary allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the RPC Close Date, were as follows (in millions):

Cash	$1.8
Other current assets	1.8
Property and equipment	2.6
Total liabilities	(0.5)
Net tangible assets acquired	$5.7
The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement, and final cash and net working capital adjustments within the measurement period (up to one year from the RPC Close Date). Adjustments to the purchase price allocation may require prospective adjustments to goodwill.
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from a valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair values of acquired customer relationships and developed technology were determined based on the excess earnings method and relief from royalty method, respectively, variations of the income approach. The intangible assets are being amortized over their estimated useful lives that range from six to seven years. Customer backlog will be fully amortized within one year.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services of RPC. Goodwill has been assigned to the OSP segment and is not deductible for tax purposes.
Results of operations of RPC have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition. Proforma or historical post-acquisition results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.

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
Total identified tangible and intangible assets acquired, as of the AW Close Date, were as follows (in millions):

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
During the six months ended December 29, 2018, the Company recorded a measurement period adjustment of $6.3 million  for a tax related liability, which resulted in a corresponding increase to acquired goodwill.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

AW results of operations have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition.
Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	June 30, 2018	Charged to Costs and Expenses	Deductions (1)	December 29, 2018
Allowance for doubtful accounts	$2.4	$0.4	$(0.3)	$2.5
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	December 29, 2018	June 30, 2018
Finished goods	$32.2	$31.7
Work in process	18.1	24.4
Raw materials	36.9	36.2
Inventories, net	$87.2	$92.3
Prepayments and other current assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	December 29, 2018	June 30, 2018
Prepayments	$12.6	$11.0
Asset held for sale	3.0	3.0
Advances to contract manufacturers	6.2	5.9
Refundable income taxes	6.7	10.8
Other current assets	23.2	25.6
Prepayments and other current assets	$51.7	$56.3
Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	December 29, 2018	June 30, 2018
Customer prepayments	$37.9	$37.9
Restructuring accrual	11.7	7.4
Income tax payable	11.8	5.9
Warranty accrual	4.6	4.7
VAT liabilities	3.5	1.7
Foreign exchange forward contracts liability	5.6	11.7
Other	13.1	9.6
Other current liabilities	$88.2	$78.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The components of other non-current liabilities were as follows (in millions):

	December 29, 2018	June 30, 2018
Pension and post-employment benefits	$97.1	$100.0
Financing obligation	26.3	26.8
Deferred tax liability	16.4	20.5
Long-term deferred revenue	11.8	11.3
Fair value of contingent consideration (1)	36.2	—
Other	34.1	22.2
Other non-current liabilities	$221.9	$180.8

(1) See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for more detail.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
As of December 29, 2018, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$4.0	$—	$—	$4.0
U.S. agencies	3.5	—	—	3.5
Municipal bonds and sovereign debt instruments	1.7	—	—	1.7
Asset-backed securities	4.4	—	(0.4)	4.0
Corporate securities	16.1	—	(0.2)	15.9
Total available-for-sale debt securities	$29.7	$—	$(0.6)	$29.1
The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of December 29, 2018, of the total estimated fair value, $28.5 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
 In addition to the amounts presented above, as of December 29, 2018, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $1.5 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three and six months ended December 29, 2018 and December 30, 2017, the Company recorded no other-than-temporary impairment charges in each respective period.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 29, 2018, contractual maturities of the Company’s debt securities classified as available-for-sale were as follows (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$19.9	$19.8
Amounts maturing in 1 - 5 years	8.9	8.7
Amounts maturing in more than 5 years	0.9	0.6
Total debt available-for-sale securities	$29.7	$29.1
As of June 30, 2018, the Company’s available-for-sale securities were as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$36.0	$—	$(0.1)	$35.9
U.S. agencies	13.3	—	(0.1)	13.2
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	23.9	—	(0.4)	23.5
Corporate securities	114.9	—	(0.6)	114.3
Total available-for-sale securities	$190.8	$—	$(1.2)	$189.6
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3: includes financial instruments for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. As of December 29, 2018 and June 30, 2018, the Company did not hold any Level 3 investment securities. As of December 29, 2018, the fair value of the Company’s contingent liability was determined using Level 3 inputs, as discussed below.

Fair Value Measurements
Assets and liabilities measured at fair value as of December 29, 2018 and June 30, 2018 are summarized below (in millions):

	December 29, 2018				June 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities
U.S. treasuries	$4.0	$4.0	$—	$—	$35.9	$35.9	$—	$—
U.S. agencies	3.5	—	3.5	—	13.2	—	13.2	—
Municipal bonds and sovereign debt instruments	1.7	—	1.7	—	2.7	—	2.7	—
Asset-backed securities	4.0	—	4.0	—	23.5	—	23.5	—
Corporate securities	15.9	—	15.9	—	114.3	—	114.3	—
Total debt available-for-sale securities	29.1	4.0	25.1	—	189.6	35.9	153.7	—
Money market funds	226.8	226.8	—	—	354.9	354.9	—	—
Trading securities	1.5	1.5	—	—	1.6	1.6	—	—
Foreign currency forward contract (1)	1.0	—	1.0	—	2.7	—	2.7	—
Total assets (2)	$258.4	$232.3	$26.1	$—	$548.8	$392.4	$156.4	$—

Liability:
Foreign currency forward contract (3)	$5.6	$—	$5.6	$—	$11.7	$—	$11.7	$—
Contingent consideration (4)	36.2	—	—	36.2	—	—	—	—
Total liabilities	$41.8	$—	$5.6	$36.2	$11.7	$—	$11.7	$—

(1)	$1.0 million and $2.7 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of December 29, 2018 and June 30, 2018, respectively.

(2)
$215.8 million in cash and cash equivalents, $30.0 million in short-term investments, $7.1 million in restricted cash, $1.0 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of December 29, 2018. $364.8 million in cash and cash equivalents, $169.3 million in short-term investments, $7.3 million in restricted cash, $2.7 million in other current assets, and $4.7 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 30, 2018.

(3)	$5.6 million and $11.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of December 29, 2018 and June 30, 2018, respectively.

(4)	Refer to “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for more detail.

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
As of December 29, 2018, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $1.0 million and $5.6 million is reflected as prepayments

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and other current assets and other current liabilities, respectively. As of June 30, 2018, the fair value of these contracts of $2.7 million and $11.7 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 29, 2018 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $182.5 million and $167.5 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $28.3 million and $28.6 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $4.5 million and $5.8 million for the three and six months ended December 29, 2018, respectively. The foreign exchange forward contracts incurred a gain of $1.1 million and $4.2 million for the three and six months ended December 30, 2017, respectively.
Contingent consideration
In connection with the RPC acquisition, the Company assumed contingent liability which represents potential future earn-out payments, of up to $53.0 million in cash. See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for additional information related to our acquisitions. The earn-out payments are based on the achievement of certain gross profit targets over approximately a four-year period. The achievement or distributions of earn-out payments are not limited in any one period. The estimated fair value of the contingent consideration portion of the earn-out is $36.2 million as of December 29, 2018, which was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected gross profits of RPC over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value to be recognized within the operating section of our Consolidated Statements of Operations. Projected gross profits are based on our internal projections, although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including the change in the forecast of gross profit for the earn out periods, may result in a change in fair value of contingent consideration and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.
Note 9. Goodwill
Changes in goodwill allocated to the Company’s reportable segments are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 30, 2018	$328.0	$—	$8.3	$336.3
Acquisitions (1)	—	—	33.9	33.9
Other	6.3	—	—	6.3
Currency translation adjustments	(5.4)	—	—	(5.4)
Balance as of December 29, 2018	$328.9	$—	$42.2	$371.1
(1) See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for more detail.
The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2018, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 29, 2018.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 29, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$465.4	$(346.8)	$118.6
Customer relationships	187.1	(113.0)	74.1
In-process research and development	9.0	—	9.0
Other (1)	36.6	(15.4)	21.2
Total intangibles	$698.1	$(475.2)	$222.9

As of June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$447.8	$(326.4)	$121.4
Customer relationships	175.4	(97.1)	78.3
In-process research and development	9.0	—	9.0
Other (1)	42.8	(16.4)	26.4
Total intangibles	$675.0	$(439.9)	$235.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Cost of revenues	$8.5	$4.1	$17.9	$8.2
Operating expenses	10.4	3.4	20.2	6.5
Total amortization of intangible assets	$18.9	$7.5	$38.1	$14.7
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 29, 2018, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$32.8
2020	62.9
2021	58.6
2022	32.3
2023	18.5
Thereafter	8.8
Total amortization	$213.9
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Debt
As of December 29, 2018 and June 30, 2018, the Company’s short and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes. The following table presents the carrying amounts of the liability and equity components (in millions):

	December 29, 2018	June 30, 2018
Principal amount of 0.625% Senior Convertible Notes	$—	$277.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(109.6)	(121.1)
Unamortized debt issuance cost	(7.0)	(7.7)
Carrying amount of liability component	$568.4	$833.2
Current portion of long-term debt	—	275.3
Long-term debt, net of current portion	$568.4	$557.9

Carrying amount of equity component (1)	$136.7	$239.1

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of December 29, 2018 and June 30, 2018.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of December 29, 2018, the expected remaining term of the 2023 Notes is 4.4 years.
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
Based on quoted market prices as of December 29, 2018 and June 30, 2018, the fair value of the 2023 Notes was approximately $224.6 million and $232.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of December 29, 2018, the expected remaining term of the 2024 Notes is 5.2 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on quoted market prices as of December 29, 2018 and June 30, 2018, the fair value of the 2024 Notes was approximately $453.2 million and $465.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
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
On August 15, 2018, certain Noteholders exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes were validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date), the redemption price for the Notes was equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding the Redemption Date. In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock.
The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate of approximately $30.8 million, including accrued and unpaid interest to, but excluding, the Redemption Date. As of December 29, 2018, zero of the 2033 Notes remain outstanding.
Based on quoted market prices as of December 29, 2018 and June 30, 2018, the fair value of the 2033 Notes was approximately zero and $281.0 million, respectively. The 2033 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Interest expense-contractual interest	$2.1	$1.8	$4.5	$3.8
Amortization of debt issuance cost	0.3	0.6	0.7	1.3
Accretion of debt discount	4.9	8.4	11.4	17.5
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
As of December 29, 2018 and June 30, 2018, the Company’s total restructuring accrual was $11.8 million and $7.5 million, respectively. During the three and six months ended December 29, 2018, the Company recorded restructuring and related charges of $0.3 million and $15.1 million, respectively. During the three and six months ended December 30, 2017, the Company recorded restructuring and related charges of $2.5 million and $4.0 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 29, 2018 were as follows (in millions):

	Balance June 30, 2018	Six Months Ended December 29, 2018 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance December 29, 2018	Three Months Ended December 29, 2018 Charges (Benefits)
Fiscal 2019 Plan
NSE, including AW Restructuring Plan	$—	$15.1	$(4.3)	$(0.1)	$10.7	$0.6
Fiscal 2018 Plan
Trilithic Restructuring Plan (1) (2)	2.9	—	(2.9)	—	—	—
Fiscal 2017 Plan
Focused NSE Restructuring Plan (1) (2)	1.9	0.1	(2.1)	0.1	—	(0.3)
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan (2)	1.2	—	(0.7)	—	0.5	—
Other Plans (1) (2)	1.5	(0.1)	(0.8)	—	0.6	—
Total	$7.5	$15.1	$(10.8)	$—	$11.8	$0.3

(1)	Plan type includes workforce reduction cost.

(2)	Plan type includes lease exit cost.
The long-term portion of our total restructuring liability for the December 29, 2018 and June 30, 2018 periods is $0.1 million and $0.1 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and global workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. As a result, a restructuring charge of $15.1 million was recorded for severance and employee benefits for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
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
Fiscal 2017 Plans
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s NSE business by narrowing the scope of the Service Enablement business and reducing costs by streamlining NSE operations. In total, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual were paid by the end of the first quarter of fiscal 2019. In the first quarter of fiscal 2019, the Company exited the workspace in

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Vancouver, Canada under the plan. Payments related to the Vancouver lease costs were paid by the end of the second quarter of fiscal 2019.
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. The fair value of the remaining contractual obligations, net of sublease income, as of December 29, 2018 was $0.5 million. Payments related to the Germantown lease costs are expected to be paid by the end of the third quarter of fiscal 2019.
As of December 29, 2018, the restructuring accrual for other plans that commenced prior to fiscal year 2017 was $0.6 million, which consists of immaterial accruals from various restructuring plans.
Note 13. Income Taxes
The Company recorded an income tax expense of $10.9 million and $16.6 million for the three and six months ended December 29, 2018, respectively. The Company recorded income tax (benefit) expense of $(0.8) million and $1.2 million for the three and six months ended December 30, 2017, respectively.
The income tax expense for the three and six months ended December 29, 2018 and December 30, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and six months ended December 30, 2017, this foreign and state tax is offset by a tax benefit of $0.4 million and $3.2 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation must be reported in the Company’s fiscal 2018 U.S. tax return. The Company has completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. The change in estimate did not materially impact the Company’s financial statements.
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
As of December 29, 2018, and June 30, 2018, the Company’s unrecognized tax benefits totaled $53.3 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.6 million accrued for the payment of interest and penalties at December 29, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.4 million.
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

During the three months ended December 29, 2018, the Company repurchased approximately 0.9 million shares of its common stock for $8.5 million. As of December 29, 2018, the Company had remaining authorization of $54.1 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 29, 2018 and December 30, 2017, as follows (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Cost of revenues	$0.9	$0.7	$1.7	$1.6
Research and development	1.6	1.4	2.8	2.5
Selling, general and administrative	7.1	5.6	13.2	11.1
Total stock-based compensation expense	$9.6	$7.7	$17.7	$15.2
Approximately $1.0 million and $0.9 million of stock-based compensation expense was capitalized to inventory as of December 29, 2018 and December 30, 2017, respectively.
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
During the six months ended December 29, 2018 and December 30, 2017, the Company granted 3.7 million and 3.1 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the six months ended December 29, 2018 and December 30, 2017, the Company granted 0.5 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the six months ended December 29, 2018 and December 30, 2017, the Company granted additional 0.1 million and 0.2 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 29, 2018 and December 30, 2017 were estimated to be $6.2 million and $6.1 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of December 29, 2018, $66.6 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
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
As of December 29, 2018, the U.K. and AW plans were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 29, 2018, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.6	0.7	1.2	1.4
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Amortization of net actuarial losses	0.4	0.5	1.0	0.9
Net periodic benefit cost	$0.7	$0.8	$1.5	$1.5
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.7 million related to its defined benefit pension plans during fiscal 2019 to make current benefit payments and fund future obligations. As of December 29, 2018, approximately $2.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2018.
Note 17. Commitments and Contingencies
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The accrual is included in pension and post-employment benefits, which is a component of other non-current liabilities in the Company’s Consolidated Balance Sheets.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company continues to pursue a claim against the U.K. law firm responsible for the error. As of December 29, 2018, the related accrued pension liability was £5.9 million or $7.5 million.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Company may be required to indemnify property owners for environmental and other liabilities, and other claims arising from the Company’s use of the applicable premises; and (iii) certain agreements with the Company’s officers, directors and employees, under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship.
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 29, 2018 and June 30, 2018.
Pursuant to the Separation and Distribution Agreement dated as of July 31, 2015 between the Company and Lumentum Holdings Inc. (“Lumentum”), the Company is required to indemnify Lumentum and its subsidiaries for certain specified tax liabilities. During the quarter, the Ontario Ministry of Finance denied the Company’s appeal of an assessment of the applicable tax liabilities.  The Company has recorded a charge of $2.4 million to its discontinued operations.
Outstanding Letters of Credit and Performance Bonds
As of December 29, 2018, the Company had standby letters of credit of $11.0 million and performance bonds of $1.5 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 29, 2018 and December 30, 2017, (in millions):

	Three Months Ended		Six Months Ended
	December 29, 2018	December 30, 2017	December 29, 2018	December 30, 2017
Balance as of beginning of period	$9.0	$6.4	$8.2	$5.8
Provision for warranty	1.0	1.7	1.4	2.2
Utilization of reserve	(1.5)	(2.6)	(2.7)	(3.5)
Adjustments related to pre-existing warranties (including changes in estimates)	0.7	1.3	2.3	2.0
Acquisition related (1)	—	—	—	0.3
Balance as of end of period	$9.2	$6.8	$9.2	$6.8
(1)    See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for details related to our acquisitions.
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
Information on reportable segments is as follows (in millions):

	Three Months Ended December 29, 2018
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$176.0	$13.8	$189.8	$83.0	$—	$272.8
Service revenue	19.5	14.4	33.9	0.2	—	34.1
Net revenue	$195.5	$28.2	$223.7	$83.2	$—	$306.9

Gross profit	$125.7	$20.3	$146.0	$41.8	$(9.8)	$178.0
Gross margin	64.3%	72.0%	65.3%	50.2%		58.0%

Operating income			$32.8	$31.1	$(31.0)	$32.9
Operating margin			14.7%	37.4%		10.7%

	Three Months Ended December 30, 2017
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$114.5	$19.1	$133.6	$47.7	$—	$181.3
Service revenue	7.5	16.1	23.6	0.5	—	24.1
Net revenue	$122.0	$35.2	$157.2	$48.2	$—	$205.4

Gross profit	$74.4	$25.1	$99.5	$26.2	$(6.3)	$119.4
Gross margin	61.0%	71.3%	63.3%	54.4%		58.1%

Operating income			$11.2	$17.4	$(21.7)	$6.9
Operating margin			7.1%	36.1%		3.4%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 29, 2018	December 30, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$187.8	$125.7
Stock-based compensation	(0.9)	(0.7)
Amortization of intangibles	(8.5)	(4.1)
Other charges unrelated to core operating performance (1)	(0.4)	(1.5)
GAAP gross profit	$178.0	$119.4

Corporate reconciling items impacting operating income:
Total segment operating income	$63.9	$28.6
Stock-based compensation	(9.6)	(7.7)
Amortization of intangibles	(18.9)	(7.5)
Other charges unrelated to core operating performance (2)	(2.2)	(4.0)
Restructuring and related charges	(0.3)	(2.5)
GAAP operating income	$32.9	$6.9

(1)
During the three months ended December 29, 2018 and December 30, 2017, other charges unrelated to core operating performance primarily consisted of acquisition and integration related expenses such as amortization of acquisition related inventory step-up, site consolidations and reorganizations.

(2)
During the three months ended December 29, 2018 and December 30, 2017, other charges unrelated to core operating performance primarily consisted of acquisition and integration related transformational initiatives such as the implementation of simplified automated processes, site consolidation and reorganizations, amortization of acquisition related inventory step-up, and loss on disposal of long-lived assets.

	Six Months Ended December 29, 2018
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$325.9	$27.4	$353.3	$160.6	$—	$513.9
Service revenue	34.1	27.0	61.1	0.4	—	61.5
Net revenue	$360.0	$54.4	$414.4	$161.0	$—	$575.4

Gross profit	$228.6	$38.6	$267.2	$81.2	$(20.0)	$328.4
Gross margin	63.5%	71.0%	64.5%	50.4%		57.1%

Operating income			$49.2	$58.5	$(76.0)	$31.7
Operating margin			11.9%	36.3%		5.5%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 30, 2017
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$217.3	$27.7	$245.0	$101.4	$—	$346.4
Service revenue	16.3	32.4	48.7	1.2	—	49.9
Net revenue	$233.6	$60.1	$293.7	$102.6	$—	$396.3

Gross profit	$144.7	$42.4	$187.1	$57.6	$(12.6)	$232.1
Gross margin	61.9%	70.5%	63.7%	56.1%		58.6%

Operating income			$15.1	$39.6	$(41.1)	$13.6
Operating margin			5.1%	38.6%		3.4%

	Six Months Ended
	December 29, 2018	December 30, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$348.4	$244.7
Stock-based compensation	(1.7)	(1.6)
Amortization of intangibles	(17.9)	(8.2)
Other charges unrelated to core operating performance (1)	(0.4)	(2.8)
GAAP gross profit	$328.4	$232.1

Corporate reconciling items impacting operating income:
Total segment operating income	$107.7	$54.7
Stock-based compensation	(17.7)	(15.2)
Amortization of intangibles	(38.1)	(14.7)
Other charges unrelated to core operating performance (2)	(5.1)	(7.2)
Restructuring and related charges	(15.1)	(4.0)
GAAP operating income (loss) from continuing operations	$31.7	$13.6

(1)
During the six months ended December 29, 2018 and December 30, 2017, other charges unrelated to core operating performance primarily consisted of acquisition and integration related expenses such as amortization of acquisition related inventory step-up, site consolidations and reorganizations.

(2)
During the six months ended December 29, 2018 and December 30, 2017, other charges unrelated to core operating performance primarily consisted of acquisition and integration related transformational initiatives such as the implementation of simplified automated processes, site consolidation and reorganizations, amortization of acquisition related inventory step-up, and loss on disposal of long-lived assets.

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

	Three Months Ended
	December 29, 2018			December 30, 2017
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$89.8	$14.3	$104.1	$76.5	$13.8	$90.3
Other Americas	17.3	4.0	21.3	20.1	3.6	23.7
Total Americas	$107.1	$18.3	$125.4	$96.6	$17.4	$114.0

Asia-Pacific:
Greater China	$64.8	$2.1	$66.9	$28.7	$0.4	$29.1
Other Asia	30.4	3.6	34.0	15.9	0.9	16.8
Total Asia-Pacific	$95.2	$5.7	$100.9	$44.6	$1.3	$45.9

EMEA:
Switzerland	$23.0	$—	$23.0	$12.2	$—	$12.2
Other EMEA	47.5	10.1	57.6	27.9	5.4	33.3
Total EMEA	$70.5	$10.1	$80.6	$40.1	$5.4	$45.5

Total net revenue	$272.8	$34.1	$306.9	$181.3	$24.1	$205.4

	Six Months Ended
	December 29, 2018			December 30, 2017
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$149.9	$27.0	$176.9	$141.1	$26.8	$167.9
Other Americas	35.2	7.1	42.3	32.1	8.6	40.7
Total Americas	$185.1	$34.1	$219.2	$173.2	$35.4	$208.6

Asia-Pacific:
Greater China	$123.5	$2.3	$125.8	$51.1	$1.0	$52.1
Other Asia	66.4	7.1	73.5	29.0	2.0	31.0
Total Asia-Pacific	$189.9	$9.4	$199.3	$80.1	$3.0	$83.1

EMEA:
Switzerland	$48.7	$—	$48.7	$40.5	$—	$40.5
Other EMEA	90.2	18.0	108.2	52.6	11.5	64.1
Total EMEA	$138.9	$18.0	$156.9	$93.1	$11.5	$104.6

Total net revenue	$513.9	$61.5	$575.4	$346.4	$49.9	$396.3

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI”), also referred to as “the Company”, “we”, “our” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises, network equipment manufacturers, civil governments, military and avionics customers supported by a worldwide channel community including VIAVI Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales, depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D Sensing, electronics, automotive, consumer and industrial, government, defense, healthcare and other markets.
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
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (“NEMs”), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Other Test & Measurement communications products also serve the public safety, government, and, aerospace and defense markets.
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include Alcatel-Lucent International, América Móvil, AT&T Inc., CenturyLink Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks and Verizon Communications, Inc.
Our NE products and associated services including newly acquired business are described below:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Fiber Instrument products; (c) Metro products; (d) RF Test products; (e) Radio Test products; and (f) Avionics products;
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; (d) Wireless products.

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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Instrument products.
Assurance: Primarily consisting of our (a) Mature Products (Legacy Assurance, Legacy Wireline, Protocol Test, Video Assurance products and RAN) (b) Growth Products (xSight and Location Intelligence products).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, healthcare and other markets.
Our security offerings for the currency market include OVP® and OVMP®. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today. OVMP is an advanced product version of OVP with the added magnetic property feature.
Leveraging our expertise in spectral management and our unique high-precision coating capabilities, OSP provides a range of products and technologies for the consumer and industrial market, including, for example, 3D Sensing optical filters and Engineered DiffusersTM.
OSP value-added solutions meet the stringent requirements of commercial and government customers. Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
OSP serves customers such as, L-3 Communications, Lockheed Martin, Seiko Epson, SICPA and STMicroelectronics.
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
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition

and Results of Operations in our Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There have been no material changes to our critical accounting policies and estimates, except with respect to revenue recognition resulting from adoption of ASC 606 and accounting estimate of fair value of earn-out arising from the RPC Acquisition. Refer to “Note 3. Revenue” and “Note 6. Acquisitions” for more details.
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 29, 2018	December 30, 2017	Change	Percent Change	December 29, 2018	December 30, 2017	Change	Percent Change
Segment net revenue:
NE	$195.5	$122.0	$73.5	60.2%	$360.0	$233.6	$126.4	54.1%
SE	28.2	35.2	(7.0)	(19.9)%	54.4	60.1	(5.7)	(9.5)%
OSP	83.2	48.2	35.0	72.6%	161.0	102.6	58.4	56.9%
Total net revenue	$306.9	$205.4	$101.5	49.4%	$575.4	$396.3	$179.1	45.2%

Gross profit	$178.0	$119.4	$58.6	49.1%	$328.4	$232.1	$96.3	41.5%
Gross margin	58.0%	58.1%			57.1%	58.6%

Research and development	$45.9	$29.9	$16.0	53.5%	$88.5	$59.0	$29.5	50.0%
Percentage of net revenue	15.0%	14.6%			15.4%	14.9%

Selling, general and administrative	$88.5	$76.7	$11.8	15.4%	$172.9	$149.0	$23.9	16.0%
Percentage of net revenue	28.8%	37.3%			30.0%	37.6%

Restructuring and related charges	$0.3	$2.5	$(2.2)	(88.0)%	$15.1	$4.0	$11.1	277.5%
Percentage of net revenue	0.1%	1.2%			2.6%	1.0%

Interest and other income, net	$1.7	$2.9	$(1.2)	(41.4)%	$3.6	$3.1	$0.5	16.1%
Percentage of net revenue	0.6%	1.4%			0.6%	0.8%

Interest expense	$(8.1)	$(11.7)	$3.6	(30.8)%	$(18.2)	$(24.2)	$6.0	(24.8)%
Percentage of net revenue	(2.6)%	(5.7)%			(3.2)%	(6.1)%

Provision for (benefit from) income taxes	$10.9	$(0.8)	$11.7	(1,462.5)%	$16.6	$1.2	$15.4	1,283.3%
Percentage of net revenue	3.6%	(0.4)%			2.9%	0.3%
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
Three months ended December 29, 2018 and December 30, 2017
Net revenue increased by $101.5 million, or 49.4%, during the three months ended December 29, 2018 compared to the same period a year ago. This increase was primarily due to revenue increase from our NE and OSP segments as discussed below.

Product revenues increased by $91.5 million, or 50.5%, during the three months ended December 29, 2018 compared to the same period a year ago, primarily due to revenue increase from our NE and OSP segment as discussed below.
Service revenues increased by $10.0 million, or 41.5%, during the three months ended December 29, 2018 compared to the same period a year ago primarily due to an increased support revenue from the Wireless acquisition partially offset by a decline in support contract renewals for the SE segment, resulting from our continued run-off of our Mature Assurance portfolio solutions.
NE net revenue increased by $73.5 million, or 60.2%, during the three months ended December 29, 2018 compared to the same period a year ago. This increase was driven by revenue from the acquired AW business that did not exist in the corresponding prior period, and organic growth in our Lab Instruments product lines driven by 100Gb and 400Gb strength and Fiber build out. The increase was partially offset by revenue declines in Field Instruments, primarily from our cable product offerings, as North American cable service providers largely completed their DOCSIS 3.1 procurement cycle.
SE net revenue decreased by $7.0 million, or 19.9%, during the three months ended December 29, 2018 compared to the same period a year ago. This decrease was primarily driven by a decline in our Mature Assurance and Data Center products.
OSP net revenue increased by $35.0 million, or 72.6%, during the three months ended December 29, 2018 compared to the same period a year ago. This increase was primarily driven by strong demand for our Anti-Counterfeiting products and strength in our Consumer and Industrial products from 3D Sensing optical filter demand.
Six Months Ended December 29, 2018 and December 30, 2017
Net revenue increased by $179.1 million, or 45.2%, during the six months ended December 29, 2018 compared to the same period a year ago due to revenue increase from our NE and OSP segment, partially offset by revenue decrease from SE segments.
Product revenues increased by $167.5 million, or 48.4% during the six months ended December 29, 2018 compared to the same period a year ago, primarily from our NE and OSP segment as discussed below.
Service revenues increased by $11.6 million, or 23.2%, during the six months ended December 29, 2018 compared to the same period a year ago primarily due to an increased support revenue from the Wireless acquisition partially offset by a decline in support contract renewals for the SE segment, resulting from our continued run-off of our Mature Assurance portfolio solutions.
NE net revenue increased by $126.4 million, or 54.1%, during the six months ended December 29, 2018 compared to the same period a year ago. This increase was primarily driven by revenue from acquired AW business that did not exist there in the corresponding prior period, and organic growth in our Lab Instruments driven by 100Gb and 400Gb strength and Fiber build out. This increase was partially offset by net revenue decline in Field instruments driven by lower demand from our cable customers in North America.
SE net revenue decreased by $5.7 million, or 9.5%, during the six months ended December 29, 2018 compared to the same period a year ago. This decrease was primarily driven by continued run-off of our Mature Assurance portfolio solutions. Partially offset by slight increase in our Growth Assurance portfolio.
OSP net revenue increased by $58.4 million, or 56.9%, during the six months ended December 29, 2018 compared to the same period a year ago. This increase was primarily driven by higher revenue from both our Anti-Counterfeiting products banknote redesign product demand and our Consumer and Industrial products on the increase of our 3D Sensing optical filters and slight increase in government offering product lines.
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

In fiscal 2019, we expect NSE to continue to see improving trends from 5G wireless testing and deployment as well as Fiber in support of the 5G infrastructure build out. Offsetting these growth trends is the expected year-on-year Cable DOCSIS 3.1 spending declines as North American cable service providers have largely completed their technology procurement investments in calendar 2018.  In our OSP segment, Anti-Counterfeiting products follow a cyclical demand pattern as major bank note redesigns resulted in elevated revenues in fiscal first half of 2019 to be followed by the expected moderated revenue decline in the fiscal second half.  The 3D Sensing products follow a seasonal demand pattern where increased adoption from multiple mobile devices drove a revenue surge in fiscal first half of 2019 to be followed by the expected seasonal revenue decline in the fiscal second half.
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

	Three Months Ended				Six Months Ended
	December 29, 2018		December 30, 2017		December 29, 2018		December 30, 2017
Americas:
United States	$104.1	33.9%	$90.3	44.0%	$176.9	30.7%	$167.9	42.4%
Other Americas	21.3	6.9%	23.7	11.5%	42.3	7.4%	40.7	10.2%
Total Americas	$125.4	40.8%	$114.0	55.5%	$219.2	38.1%	$208.6	52.6%

Asia-Pacific:
Greater China	$66.9	21.8%	$29.1	14.1%	$125.8	21.9%	$52.1	13.2%
Other Asia	34.0	11.1%	16.8	8.2%	73.5	12.7%	31.0	7.8%
Total Asia-Pacific	$100.9	32.9%	$45.9	22.3%	$199.3	34.6%	$83.1	21.0%

EMEA:
Switzerland	$23.0	7.5%	$12.2	6.0%	$48.7	8.5%	$40.5	10.2%
Other EMEA	57.6	18.8%	33.3	16.2%	108.2	18.8%	64.1	16.2%
Total EMEA	$80.6	26.3%	$45.5	22.2%	$156.9	27.3%	$104.6	26.4%

Total net revenue	$306.9	100.0%	$205.4	100.0%	$575.4	100.0%	$396.3	100.0%
Net revenue from customers outside the Americas during the three months ended December 29, 2018 and December 30, 2017 represented 59.2% and 44.5% of net revenue, respectively.
Net revenue from customers outside the Americas during the six months ended December 29, 2018 and December 30, 2017 represented 61.9% and 47.4% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.1 percentage points during the three months ended December 29, 2018 from 58.1% in the same period a year ago to 58.0% in the current period. This decrease was primarily driven by gross margin reduction in our OSP segment and increase in amortization of developed technology intangibles from recent acquisitions. This decrease was partially offset by gross margin improvement in our NSE segment.
Gross margin decreased by 1.5 percentage points during the six months ended December 29, 2018 from 58.6% in the same period a year ago to 57.1% in the current period. This decrease was primarily driven by gross margin reduction in our OSP segment and increase in amortization of developed technology intangibles from recent acquisitions. This decrease was partially offset by gross margin improvement in our NSE segment.

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
Research and Development
R&D expense increased by $16.0 million, or 53.5%, during the three months ended December 29, 2018 compared to the same period a year ago. This increase was primarily driven by R&D costs from the acquired AW businesses not included in the year ago period and higher bonus accrual compared to prior year. As a percentage of net revenue R&D increased by 0.4 percentage points during the three months ended December 29, 2018 compared to the same period a year ago.
R&D expense increased by $29.5 million, or 50.0%, during the six months ended December 29, 2018 compared to the same period a year ago. This increase was primarily driven by incremental R&D expense from acquired AW businesses and higher bonus accrual compared to prior year. As a percentage of net revenue R&D increased by 0.5 percentage points during the six months ended December 29, 2018 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased $11.8 million, or up 15.4%, during the three months ended December 29, 2018 compared to the same period a year ago. The increase was primarily due to incremental SG&A expense from acquired AW businesses compared to prior year, partially offset by reduction in net expenses driven by recent restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A decreased 8.5 percentage points during the three months ended December 29, 2018 compared to the same period a year ago.
SG&A expense increased by $23.9 million, or 16.0%, during the six months ended December 29, 2018 compared to the same period a year ago. This increase was primarily due to incremental SG&A expense from acquired AW businesses compared to prior year, partially offset by reduction in net expenses driven by recent restructuring activities and ongoing cost reduction efforts. As a percentage of net revenue SG&A decreased 7.6 percentage points during the six months ended December 29, 2018 compared to the same period a year ago.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain charges unrelated to our core operating performance, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $28.0 million excluding any one-time charges as a result of recent restructuring activities initiated in the last twelve months. Refer to “Note 12. Restructuring and Related Charges” for more information.

As of December 29, 2018, our total restructuring accrual was $11.8 million.

During the three and six months ended December 29, 2018, we recorded $0.3 million and $15.1 million in restructuring and related charges. During the three and six months ended December 30, 2017, we recorded $2.5 million and $4.0 million in restructuring and related charges.

During the second quarter of fiscal 2019, we recorded $0.3 million in restructuring and related charges.

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

During the six months ended December 29, 2018, we recorded $15.1 million in restructuring and related charges. These charges are primarily the result of the following:

•
During the first quarter of fiscal 2019, Management approved restructuring and global workforce reduction plans within its NSE business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. As a result, a restructuring charge of $15.1 million was recorded for severance and employee benefits for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

Our restructuring and other lease exit cost obligations are net of sublease income or lease settlement estimates of approximately $0.2 million. Our ability to generate sublease income, as well as our ability to terminate lease obligations and recognize the anticipated related savings, is highly dependent upon the economic conditions, particularly commercial real estate market conditions in certain geographies, at the time we negotiate the lease termination and sublease arrangements with third parties as well as the performances by such third parties of their respective obligations. While the amount we have accrued represents the best estimate of the remaining obligations we expect to incur in connection with these plans, estimates are subject to change. Routine adjustments are required and may be required in the future as conditions and facts change through the implementation period. If adverse macroeconomic conditions continue, particularly as they pertain to the commercial real estate market, or if, for any reason, tenants under subleases fail to perform their obligations, we may be required to reduce estimated future sublease income and adjust the estimated amounts of future settlement agreements, and accordingly, increase estimated costs to exit certain facilities. Amounts related to the lease expense, net of anticipated sublease proceeds, will be paid over the respective lease terms through fiscal 2021.
Interest and Other Income, Net
Interest and other income, net was $1.7 million during the three months ended December 29, 2018 compared to $2.9 million the same period a year ago. This $1.2 million decrease was primarily driven by a decrease in interest income due to a decrease of cash, cash equivalents and short-term investments.
Interest and other income, net was $3.6 million during the six months ended December 29, 2018 compared to $3.1 million the same period a year ago. This $0.5 million increase was primarily driven by a $0.4 million increase in other income during the current period as decrease in interest income during the current period was largely offset by loss on repurchase of our 2033 Notes during the same period a year ago.
Interest Expense
Interest expense decreased by $3.6 million, or 30.8%, during the three months ended December 29, 2018 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes as the notes were fully redeemed or converted in October, offset by accretion of debt discount from issuance of 2023 Notes in May 2018.
Interest expense decreased by $6.0 million, or 24.8%, during the six months ended December 29, 2018 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes as the notes were fully redeemed or converted in October, offset by accretion of debt discount from issuance of 2023 Notes in May 2018.

Provision for Income Taxes
The Company recorded an income tax expense of $10.9 million and $16.6 million for the three and six months ended December 29, 2018, respectively. The Company recorded income tax (benefit) expense of $(0.8) million and $1.2 million for the three and six months ended December 30, 2017, respectively.
The income tax expense for the three and six months ended December 29, 2018 and December 30, 2017 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and six months ended December 30, 2017, this foreign and state tax is offset by a tax benefit of $0.4 million and $3.2 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation must be reported in our fiscal 2018 U.S. tax return. The Company has completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries. The change in estimate did not materially impact the Company’s financial statements.
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
As of December 29, 2018, and June 30, 2018, our unrecognized tax benefits totaled $53.3 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $1.6 million accrued for the payment of interest and penalties at December 29, 2018. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $1.4 million.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Six Months Ended
	December 29, 2018	December 30, 2017	Change	Percentage Change	December 29, 2018	December 30, 2017	Change	Percentage Change
Network Enablement
Net revenue	$195.5	$122.0	$73.5	60.2%	$360.0	$233.6	$126.4	54.1%
Gross profit	125.7	74.4	51.3	69.0%	228.6	144.7	83.9	58.0%
Gross margin	64.3%	61.0%			63.5%	61.9%

Service Enablement
Net revenue	$28.2	$35.2	$(7.0)	(19.9)%	$54.4	$60.1	$(5.7)	(9.5)%
Gross profit	20.3	25.1	(4.8)	(19.1)%	38.6	42.4	(3.8)	(9.0)%
Gross margin	72.0%	71.3%			71.0%	70.5%

Network and Service Enablement
Net revenue	$223.7	$157.2	$66.5	42.3%	$414.4	$293.7	$120.7	41.1%
Operating income	32.8	11.2	21.6	192.9%	49.2	15.1	34.1	225.8%
Operating margin	14.7%	7.1%			11.9%	5.1%

Optical Security and Performance
Net revenue	$83.2	$48.2	$35.0	72.6%	$161.0	$102.6	$58.4	56.9%
Gross profit	41.8	26.2	15.6	59.5%	81.2	57.6	23.6	41.0%
Gross margin	50.2%	54.4%			50.4%	56.1%
Operating income	31.1	17.4	13.7	78.7%	58.5	39.6	18.9	47.7%
Operating margin	37.4%	36.1%			36.3%	38.6%
Network Enablement
During the three months ended December 29, 2018, NE gross margin increased by 3.3 percentage points from 61.0% in the same period a year ago to 64.3% in the current period. This increase was primarily due to favorable product mix in our Lab Instrument product offerings including acquired AW business.
During the six months ended December 29, 2018, NE gross margin increased by 1.6 percentage points from 61.9% in the same period a year ago to 63.5% in the current period. This increase was primarily due to favorable product mix from Lab Instrument product offerings, including acquired AW business.
Service Enablement
During the three months ended December 29, 2018, SE gross margin increased by 0.7 percentage points from 71.3% in the same period a year ago to 72.0% in the current period. This increase was primarily due to favorable product mix.
During the six months ended December 29, 2018, SE gross margin increased by 0.5 percentage points from 70.5% in the same period a year ago to 71.0% in the current period. This increase was primarily due to favorable product mix.
Network and Service Enablement (“NSE”)
During the three months ended December 29, 2018, NSE operating margin increased by 7.6 percentage points from 7.1% in the same period a year ago to 14.7% in the current period. This increase in operating margin was primarily driven by the operating leverage from increased revenue in our NE business, cost management from our recent restructuring activities, cost synergies from the integration of acquired businesses and continued operating expense management.

During the six months ended December 29, 2018, NSE operating margin increased by 6.8 percentage points from 5.1% in the same period a year ago to 11.9% in the current period. This increase in operating margin was primarily driven by the operating leverage from increased revenue in our NE business, cost management from our recent restructuring activities, cost synergies from the integration of acquired businesses and continued operating expense management.
Optical Security and Performance Products
During the three months ended December 29, 2018, OSP gross margin decreased by 4.2 percentage points from 54.4% in the same period a year ago to 50.2% in the current period. This decrease was primarily due to unfavorable product mix driven by higher revenue from Consumer and Industrial products coupled with incremental revenue from Government products.
During the six months ended December 29, 2018, OSP gross margin decreased by 5.7 percentage points from 56.1% in the same period a year ago to 50.4% in the current period. The decline was primarily due to unfavorable product mix driven by higher revenue from Consumer and Industrial products coupled with incremental revenue from Government products.
OSP operating margin increased by 1.3 percentage points during the three months ended December 29, 2018 from 36.1% in the same period a year ago to 37.4% in the current period. The increase in operating margin was due to higher operating leverage from increased revenues partially offsetting the gross margins discussed above.
OSP operating margin decreased by 2.3 percentage points during the six months ended December 29, 2018 from 38.6% in the same period a year ago to 36.3% in the current period. The decrease in operating margin was primarily due to higher decrease in gross margin as discussed above partially offset by lower operating expense as a percentage of revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of December 29, 2018, U.S. entities owned approximately 17.5% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 29, 2018, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended December 29, 2018, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its 2033 Notes outstanding after the satisfaction of the put option. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date), the redemption price for the Notes was equal to 100% of the principal amount of the Notes to be redeemed plus accrued and unpaid interest thereon to, but excluding the Redemption Date. As of December 29, 2018, the Company did not have any 2033 Notes outstanding. For additional information related to our debt refer to “Note 11. Debt.”
Six Months Ended December 29, 2018
As of December 29, 2018 our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $285.5 million to $508.1 million from $793.6 million as of June 30, 2018.
During the six months ended December 29, 2018, cash provided by operating activities was $69.1 million, consisting of net loss of $2.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $85.2 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $13.8 million. Changes in our operating assets and liabilities related primarily to an increase in accrued payroll and related expenses of $9.5 million due to bonus accruals, a decrease in inventories of $3.4 million due to increased shipments of 3D Sensing products, an increase in income taxes payable of $7.0 million, an increase in deferred revenue of $0.3 million, and an increase in accrued expenses and other current and non-current liabilities of $3.2 million. These changes were partially offset by an increase in accounts receivable of $31.6 million due to higher billings, a decrease in accounts payable of $3.0 million driven by the timing of payments, and an increase in other current and non-current assets of $2.6 million.

During the six months ended December 29, 2018, cash provided by investing activities was $89.9 million, primarily related to $139.2 million in sales and maturities of available-for-sale debt securities and $3.0 million proceeds from sales of assets offset by $24.2 million of cash used for capital expenditures and $28.1 million used for acquisitions of businesses, net of cash acquired.
During the six months ended December 29, 2018, cash used in financing activities was $294.0 million, primarily resulting from $276.9 million used for redemption and conversion of our 2033 Notes, $9.8 million in withholding tax payments on the vesting of restricted stock awards and $0.9 million in payment of financing obligations offset by $2.1 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Six Months Ended December 30, 2017
As of December 30, 2017, our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $235.9 million to $1,218.7 million from $1,454.6 million as of July 1, 2017.
During the six months ended December 30, 2017, cash provided by operating activities was $34.9 million, consisting of net loss of $8.7 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $65.0 million, including changes in deferred tax balance, offset by a net decrease in operating assets and liabilities of $21.4 million. Net decreases in our operating assets and liabilities related primarily to an increase in inventories of $20.3 million due to inventory build-up primarily for our 3D Sensing products, a decrease in accrued expenses and other current and non-current liabilities of $0.7 million due to payment for severance related liabilities and interest expense payments, an increase in income taxes payable of $0.6 million, an increase in deferred revenue of $5.3 million due to amortization of support agreements and the release of revenue upon customer acceptance. This was offset by a decrease in other current and non-current assets of $10.5 million, an increase in accounts receivable of $18.6 million primarily driven by timing of collections, an increase in accounts payable of $2.2 million driven by the timing of payment, an increase in accrued payroll and related expenses of $0.6 million due to the timing of salary and bonus payment.
During the six months ended December 30, 2017, cash used in investing activities was $89.5 million, primarily related to cash used to acquire Trilithic of $56.2 million and $14.9 million of cash used for capital expenditures offset by $18.4 million of net purchase, sales and maturities of available-for-sale debt securities and proceeds from sales of assets.
During the six months ended December 30, 2017, cash used in financing activities was $213.3 million, primarily resulting from  $175.0 million used for repurchase of our 2033 Notes, $31.0 million of cash used to repurchase common stock under our share repurchase program, $8.9 million in withholding tax payments on vesting of restricted stock awards, and $0.9 million in payment of financing obligations offset by $2.5 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2019.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation or PBO assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with acquisitions during fiscal 2010. The U.K. and AW plans are partially funded and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 29, 2018, our pension plans were under funded by $102.6 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 29, 2018, the fair value of plan assets had decreased approximately 3.8% since June 30, 2018, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 29, 2018.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
 None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith
3.1	Fourth Restated Certificate of Incorporation of Viavi Solutions Inc.	8-K	3.1	11/20/2018
10.1	2003 Equity Incentive Plan Form of Performance Unit Award Agreement (for the U.S.)				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance				X
101.SCH	XBRL Taxonomy Extension Schema				X
101.CAL	XBRL Taxonomy Extension Calculation				X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	XBRL Taxonomy Extension Label Linkbase				X
101.PRE	XBRL Taxonomy Extension Presentation				X

SIGNATURES
 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2019	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)