Form 10-Q
period 2019-03-30
VIAVI SOLUTIONS INC.
filed 2019-05-08
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2019
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

6001 America Center Drive, San Jose, California 95002
(Address of principal executive offices including Zip code)

(408) 404-3600
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of the exchange on which registered
Common Stock, par value of $0.001 per share	VIAV	The NASDAQ Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of April 26, 2019 the Registrant had 228,685,770 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Revenues:
Product revenue	$232.1	$193.2	$746.0	$539.6
Service revenue	33.1	25.5	94.6	75.4
Total net revenue	265.2	218.7	840.6	615.0
Cost of revenues:
Product cost of revenue	91.6	77.3	295.5	209.4
Service cost of revenue	12.2	11.9	37.4	35.8
Amortization of acquired technologies	7.9	6.2	25.8	14.4
Total cost of revenues	111.7	95.4	358.7	259.6
Gross profit	153.5	123.3	481.9	355.4
Operating expenses:
Research and development	48.7	32.1	137.2	91.1
Selling, general and administrative	86.8	86.0	259.7	235.0
Amortization of other intangibles	9.2	4.5	29.4	11.0
Restructuring and related charges	0.9	0.3	16.0	4.3
Total operating expenses	145.6	122.9	442.3	341.4
Income from operations	7.9	0.4	39.6	14.0
Interest and other income, net	0.9	3.5	4.5	6.6
Loss on sale of investments	—	(0.1)	(0.4)	(0.1)
Interest expense	(8.0)	(11.4)	(26.2)	(35.6)
Income (loss) before taxes	0.8	(7.6)	17.5	(15.1)
Provision for income taxes	5.6	3.1	22.2	4.3
Loss from continuing operations, net of taxes	(4.8)	(10.7)	(4.7)	(19.4)
Loss from discontinued operations, net of taxes	—	—	(2.4)	—
Net loss	$(4.8)	$(10.7)	$(7.1)	$(19.4)

Net loss per share - basic and diluted:
Continuing operations	$(0.02)	$(0.05)	$(0.02)	$(0.09)
Discontinued operations	—	—	(0.01)	—
Net loss per share - basic and diluted	$(0.02)	$(0.05)	$(0.03)	$(0.09)

Shares used in per-share calculations:
Basic and diluted	228.3	226.3	227.9	227.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Net loss	$(4.8)	$(10.7)	$(7.1)	$(19.4)
Other comprehensive income:
Net change in cumulative translation adjustment, net of tax	11.6	19.5	(14.5)	36.7
Net change in available-for-sale investments, net of tax:
Unrealized holding gain (loss) arising during period	0.1	(0.2)	0.3	(0.6)
Plus: reclassification adjustments included in net loss	—	0.1	0.4	0.1
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.5	0.3	1.5	1.2
Net change in accumulated other comprehensive income (loss)	12.2	19.7	(12.3)	37.4
Comprehensive income (loss)	$7.4	$9.0	$(19.4)	$18.0

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 30, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$502.7	$611.4
Short-term investments	27.1	169.3
Restricted cash	7.7	7.3
Accounts receivable, net	223.1	218.6
Inventories, net	95.1	92.3
Prepayments and other current assets	53.9	56.3
Total current assets	909.6	1,155.2
Property, plant and equipment, net	181.6	170.5
Goodwill	371.9	336.3
Intangibles, net	218.5	235.1
Deferred income taxes	110.1	114.3
Other non-current assets	17.8	15.4
Total assets	$1,809.5	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57.5	$55.5
Accrued payroll and related expenses	52.9	52.8
Deferred revenue	61.3	60.6
Accrued expenses	33.5	30.1
Current portion of long-term debt	—	275.3
Other current liabilities	79.5	78.9
Total current liabilities	284.7	553.2
Long-term debt, net of current portion	573.5	557.9
Other non-current liabilities	223.0	180.8
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no shares authorized, issued or outstanding at March 30, 2019. $0.001 par value; 1 million shares authorized; 1 share issued and outstanding at June 30, 2018.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 229 million shares at March 30, 2019 and 227 million shares at June 30, 2018, issued and outstanding	0.2	0.2
Additional paid-in capital	70,238.0	70,216.2
Accumulated deficit	(69,394.7)	(69,378.6)
Accumulated other comprehensive loss	(115.2)	(102.9)
Total stockholders’ equity	728.3	734.9
Total liabilities and stockholders’ equity	$1,809.5	$2,026.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 30, 2019	March 31, 2018
OPERATING ACTIVITIES:
Net loss	$(7.1)	$(19.4)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	29.7	25.5
Amortization of acquired technologies and other intangibles	55.2	25.4
Stock-based compensation	28.5	22.8
Amortization of debt issuance costs and accretion of debt discount	17.2	27.6
Amortization of discount and premium on investments, net	(0.3)	0.4
Loss on disposal of assets	1.0	1.7
Loss on extinguishment of debt	—	4.1
Other	4.1	0.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5.3)	(20.0)
Inventories	(5.1)	(13.8)
Other current and non-currents assets	(3.0)	10.3
Accounts payable	(0.4)	10.5
Income taxes payable	4.4	(7.5)
Deferred revenue, current and non-current	2.4	(4.3)
Deferred taxes, net	(6.0)	(7.0)
Accrued payroll and related expenses	0.2	(6.9)
Accrued expenses and other current and non-current liabilities	(5.2)	(1.6)
Net cash provided by operating activities	110.3	48.5

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	(370.5)
Maturities of available-for-sale investments	45.1	407.8
Sales of available-for-sale investments	97.1	195.9
Capital expenditures	(34.7)	(29.8)
Proceeds from the sale of assets	4.2	3.7
Acquisitions, net of cash acquired	(29.7)	(509.9)
Net cash provided by (used in) investing activities	82.0	(302.8)

FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.5)	—
Repurchase and retirement of common stock	(9.0)	(40.8)
Withholding tax payment on vesting of restricted stock awards	(11.9)	(11.3)
Repurchase and redemption of convertible debt	(276.9)	(198.0)
Payment of financing obligations	(0.7)	(1.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	5.4	4.9
Net cash used in financing activities	(293.6)	(246.3)

Effect of exchange rates on cash, cash equivalents and restricted cash	(7.2)	25.6
Net decrease in cash, cash equivalents and restricted cash	(108.5)	(475.0)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	624.3	1,022.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$515.8	$547.4

(1) These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $18.0 million as of June 30, 2018 and July 1, 2017, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $13.1 million and $13.1 million as of March 30, 2019 and March 31, 2018, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 30, 2019	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2018	$70,227.0	$(69,389.5)	$(127.4)	$710.1
Net loss	—	(4.8)	—	(4.8)
Other comprehensive income	—	—	12.2	12.2
Shares issued under employee stock plans, net of tax	0.4	—	—	0.4
Stock-based compensation	10.8	—	—	10.8
Repurchase of common stock	—	(0.4)	—	(0.4)
Balance at March 30, 2019	$70,238.2	$(69,394.7)	$(115.2)	$728.3

Three Months Ended March 31, 2018	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 30, 2017	$70,174.0	$(69,328.9)	$(74.8)	$770.3
Net loss	—	(10.7)	—	(10.7)
Other comprehensive income	—	—	19.7	19.7
Shares issued under employee stock plans, net of tax	(0.1)	—	—	(0.1)
Stock-based compensation	7.6	—	—	7.6
Repurchase of common stock	—	(9.9)	—	(9.9)
Reacquisition of 2033 notes equity component	(0.8)	—	—	(0.8)
Balance at March 31, 2018	$70,180.7	$(69,349.5)	$(55.1)	$776.1

Nine Months Ended March 30, 2019	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	$70,216.4	$(69,378.6)	$(102.9)	$734.9
Net loss	—	(7.1)	—	(7.1)
Other comprehensive loss	—	—	(12.3)	(12.3)
Shares issued under employee stock plans, net of tax	(7.1)	—	—	(7.1)
Stock-based compensation	28.7	—	—	28.7
Repurchase of common stock	—	(9.0)	—	(9.0)
Reacquisition of 2033 notes equity component	0.2	—	—	0.2
Balance at March 30, 2019	$70,238.2	$(69,394.7)	$(115.2)	$728.3

Nine Months Ended March 31, 2018	Common Stock and Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2017	$70,184.6	$(69,288.6)	$(92.5)	$803.5
Cumulative adjustment, adoption of ASU 2016-09	0.6	(0.6)	—	—
Net loss	—	(19.4)	—	(19.4)
Other comprehensive income	—	—	37.4	37.4
Shares issued under employee stock plans, net of tax	(6.4)	—	—	(6.4)
Stock-based compensation	22.8	—	—	22.8
Repurchase of common stock	—	(40.9)	—	(40.9)
Reacquisition of 2033 notes equity component	(20.9)	—	—	(20.9)
Balance at March 31, 2018	$70,180.7	$(69,349.5)	$(55.1)	$776.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”) for the three and nine months ended March 30, 2019 and March 31, 2018 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2018.
Other than updates to the Company’s revenue recognition policy under Accounting Standards Codification (“ASC”) 606 - Revenue from Contracts with Customers, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 3. Revenue”, there have been no material changes to the Company’s accounting policies during the three and nine months ended March 30, 2019, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 30, 2018 on Form 10-K filed with the SEC on August 28, 2018.
The balance sheet as of June 30, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 30, 2019 and March 31, 2018 may not be indicative of results for the fiscal year ending June 29, 2019 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, we adopted this ASU using a retrospective transition method. Accordingly, our consolidated statement of cash flows for the nine months ended March 31, 2018, as presented herein, has been restated to comply with the new requirements.

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
The primary impacts to the previously issued amounts are as follows:
Accounts receivable, net: Adoption of the new revenue standard resulted in an increase to accounts receivable, net, primarily due to the following two items: 1) The return rights provision, which represents a liability for expected customer returns, was previously presented as a reduction to accounts receivable and is now presented in other current liabilities; and, 2) Contract assets which are recorded when a conditional right to consideration exists and transfer of control has occurred in advance of the Company’s right to invoice. Upon adoption of ASC 606, contract assets, which were previously presented as a component of accounts receivable, net, are now presented as a component of prepayments and other current assets.

Prepayments and other current assets: As noted above, contract assets, which are recognized when a conditional right to consideration exists and transfer of control has occurred in advance of the Company’s right to invoice. Upon adoption of ASC 606, contract assets are presented as a component of prepayments and other current assets.

Other non-current assets: The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year, are capitalized and recognized over the revenue recognition period of the original contract. These costs are now classified as other non-current assets.

Short-term and long-term deferred revenue: Adoption of the new revenue standard resulted in a decrease of deferred revenue primarily due to the net change in timing of software related revenue. Under the previous standard revenue for software license sales bundled with post-contract support and/or services where vendor-specific objective evidence of fair value had not been established was recognized ratably over the support period. Upon adoption of ASC 606 the revenue related to such software license sales will now be recognized when control transfers, which is usually at the time of billing. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances, transfer of control and revenue recognition may differ from the time of billing. Long-term deferred revenue is presented under other non-current liabilities.

Other current liabilities: The returns provision, which represents a liability for expected customer returns, was previously presented as a reduction of accounts receivable and is now presented as other current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Adoption of the revenue standard had no impact on net cash provided by or used in operating, investing or financing activities as presented on our Consolidated Statements of Cash Flows.
The following table presents the impact of the revenue standard adoption to select line items of our previously reported Consolidated Statement of Operations for the three and nine months ended March 31, 2018 (in millions, except per share data):

	Three Months Ended March 31, 2018			Nine Months Ended March 31, 2018
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Revenues:
Product revenue	$197.2	$(4.0)	$193.2	$546.6	$(7.0)	$539.6
Service revenue	22.2	3.3	25.5	69.8	5.6	75.4
Total net revenue	219.4	(0.7)	218.7	616.4	(1.4)	615.0
Cost of revenues:
Product cost of revenue	79.2	(1.9)	77.3	212.3	(2.9)	209.4
Service cost of revenue	10.3	1.6	11.9	33.7	2.1	35.8
Amortization of acquired technologies	6.2	—	6.2	14.4	—	14.4
Total cost of revenue	95.7	(0.3)	95.4	260.4	(0.8)	259.6
Gross profit	123.7	(0.4)	123.3	356.0	(0.6)	355.4
Income from operations	0.4	—	0.4	14.1	(0.1)	14.0
Loss before taxes	(7.6)	—	(7.6)	(15.0)	(0.1)	(15.1)
Provision for income taxes	1.1	2.0	3.1	2.2	2.1	4.3
Net loss	$(8.7)	$(2.0)	$(10.7)	$(17.2)	$(2.2)	$(19.4)

Net loss per common share:
Basic and dilutive	$(0.04)	$(0.01)	$(0.05)	$(0.08)	$(0.01)	$(0.09)

Shares used in per share calculations:
Basic and dilutive	226.3		226.3	227.3		227.3
The impacts to the previously reported amounts are summarized, as follows:
Net revenue: Adoption of the revenue standard resulted in a change in the timing of revenue recognized primarily due to the treatment of software license revenue. Under the prior standard, if vendor-specific objective evidence had not been established for the post contract support and/or the services, software license revenue would have been recognized ratably over the support period. Upon adoption of ASC 606, revenue related to such software license sales will now be recognized when control transfers which is usually at the time of billing. The decrease in revenue for the period presented above is primarily the result of the elimination of ratable software license revenue. Such license revenue was previously amortized; however it is now recognized at a point in time under the new standard.
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued guidance to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period, and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements of FASB ASC - Fair Value Measurement (Topic 820). The update includes new, eliminated and modified disclosure requirements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted for any eliminated or modified disclosures. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
In February 2016, the FASB issued guidance regarding both operating and financing leases, requiring lessees to recognize on their balance sheets “right-of-use assets” and corresponding lease liabilities, measured on a discounted basis over the lease term. Virtually all leases will be subject to this treatment except leases that meet the definition of a “short-term lease.” The guidance requires a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The guidance is effective for the Company in the first quarter of fiscal 2020. While the Company is not yet in a position to assess the full impact of the application of the new guidance, the Company expects adoption of this guidance will materially increase the assets and liabilities recorded on its Consolidated Balance Sheets.
Note 3. Revenue
In the first quarter of fiscal 2019, the Company adopted the revenue standard using the retrospective transition method which requires the Company to recast each prior period presented. The most significant impact of the revenue standard relates to our accounting for contracts containing software. As a result, for software solutions bundled with post-contract support (“PCS”) and/or services where vendor-specific objective evidence (“VSOE”) has not been established for the PCS and/or services. Revenue will now be recognized when control transfers which is usually at time of billing rather than ratably over the life of the support term. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances transfer of control and revenue recognition may differ from the time of billing. Revenue recognition under the revenue standard for the remainder of the Company’s products and services remains substantially unchanged.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Steps of revenue recognition
The Company accounts for revenue in accordance with the revenue standard, in which the following five steps are applied to recognize revenue:

1.
Identify the contract with a customer: Generally, the Company considers customer purchase orders which, in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before the Company considers an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable; and, (v) the agreement has commercial substance. The Company utilizes judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures implemented by the Company.

2.
Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes hardware support that extends beyond the Company's standard warranties, software maintenance, installation, professional and implementation services, and training.

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

3.
Determine the transaction price: Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. The Company’s contracts may include terms that could cause variability in the transaction price including rebates, sales returns, market incentives and volume discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information. If a contract includes a variable amount, the price adjustments are estimated at contract inception. In both cases, estimates are updated at the end of each reporting period as additional information becomes available.

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of the Company’s contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by the Company, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, the Company allocates the total transaction value to each distinct performance obligation based on relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as the Company performs the services and the customers receive and/or consume the benefits.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Contract Assets: A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services, where the transfer of services has occurred in advance of the Company's right to invoice. Contract assets are included in other current assets on the consolidated balance sheet. There were contract assets of $3.9 million and $1.3 million as of March 30, 2019 and June 30, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
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
The following tables summarize the activity related to deferred revenue (in millions):

	March 30, 2019
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$71.0	$71.9
Revenue deferrals for new contracts (1)	27.8	83.8
Revenue recognized during the period	(24.9)	(81.8)
Balance at end of period	$73.9	$73.9

Short-term deferred revenue	$61.3	$61.3
Long-term deferred revenue	$12.6	$12.6
(1)  Included in these amounts is the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of March 30, 2019. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
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
The value of the transaction price allocated to remaining performance obligations as of March 30, 2019, was $232.4 million. The Company expects to recognize 93% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Numerator:
Loss from continuing operations, net of taxes	$(4.8)	$(10.7)	$(4.7)	$(19.4)
Loss from discontinued operations, net of taxes	—	—	(2.4)	—
Net loss	$(4.8)	$(10.7)	$(7.1)	$(19.4)
Denominator:
Weighted-average shares outstanding:
Basic and diluted	228.3	226.3	227.9	227.3

Net loss per share - basic and dilutive:
Continuing operations	$(0.02)	$(0.05)	$(0.02)	$(0.09)
Discontinued operations	—	—	(0.01)	—
Net loss per share - basic and dilutive	$(0.02)	$(0.05)	$(0.03)	$(0.09)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
	(1) (3) (4)	(1) (2) (3)	(1) (2) (3) (4)	(1) (2) (3)
Stock options and ESPP	1.5	1.6	1.5	1.6
Restricted stock units	7.9	6.8	7.7	7.5
Total potentially dilutive securities	9.4	8.4	9.2	9.1

(1)
As the Company incurred a loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. In October 2018, the 2033 Notes were fully converted and redeemed by the Company and any potential EPS dilution effect of the Notes was realized upon the Company settling the “in-the-money” conversion benefit feature of the Notes with shares of common stock. Refer to “Note 11. Debt” for more details.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the nine months ended March 30, 2019, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 30, 2018	$(5.8)	$(74.0)	$(23.1)	$(102.9)
Other comprehensive income (loss) before reclassification	0.3	(14.5)	—	(14.2)
Amounts reclassified to accumulated other comprehensive loss	0.4	—	1.5	1.9
Net current-period other comprehensive income (loss)	0.7	(14.5)	1.5	(12.3)
Ending balance as of March 30, 2019	$(5.1)	$(88.5)	$(21.6)	$(115.2)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and SG&A in the Consolidated Statement of Operations for the nine months ended March 30, 2019. There was no tax impact for the nine months ended March 30, 2019. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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
The RPC acquisition met the definition of a business and the acquisition has been accounted for in accordance with the authoritative guidance on business combination; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were not material.
The fair value of consideration transferred for the RPC acquisition consists of the following (in millions):

Cash consideration paid at closing	$29.9
Escrow payments	3.5
Fair value of contingent consideration	36.2
Total purchase consideration	$69.6
The fair value of the earn-out payments at the RPC Close Date was determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore represents a Level 3 measurement. The fair value of this earn-out is discussed further in “Note 8. Investments, Forward Contracts and Fair Value Measurements”.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
AvComm and Wireless Test and Measurement Acquisition
On March 15, 2018 (“AW Close Date”), the Company completed the acquisition of the AW Business of Cobham plc. (“AW”) for $466.8 million in cash. The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company into military, public safety and avionics test markets. The acquired business has been integrated into the Company's NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The allocation of the purchase price was completed in March 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Total identified tangible and intangible assets acquired, were as follows (in millions):

Tangible assets acquired:	$59.0
Intangible assets acquired:
Developed technology	113.5
Customer relationships	75.0
Trade names	28.0
In-process research and development	9.0
Customer Backlog	6.5
Goodwill	175.8
Total consideration transferred	$466.8
The allocation of the purchase price was as follows (in millions):

Cash	$16.1
Accounts receivable	43.0
Inventory	33.5
Property and equipment	33.5
Other assets	6.1
Accounts payable	(10.9)
Other liabilities	(28.4)
Deferred revenue	(10.2)
Deferred tax liabilities	(23.7)
Net tangible assets acquired	$59.0
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
In accordance with authoritative guidance, the Company recognized an IPR&D asset at fair value as of March 15, 2018. The IPR&D has been accounted for as an indefinite-lived intangible asset, until the completion or abandonment of the associated research and development projects. During the three months ended March 30, 2019, the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years. See “Note 10. Acquired Developed Technology and Other Intangibles” of the Notes to our Consolidated Financial Statements for more detail.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of AW. Goodwill has been assigned to the NE segment and is partially deductible for tax purposes.
AW results of operations have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition.
Other Acquisitions:
During the nine months ended March 30, 2019, we completed various asset acquisitions for total consideration of approximately $7.7 million, of which $5.1 million cash was paid at close and $2.6 million in earn-out liabilities assumed. The fair value of earn-out liabilities assumed is discussed further in “Note 8. Investments, Forward Contracts and Fair Value Measurements”.
These acquisitions were accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. In connection with these acquisitions, we recorded approximately $7.6 million of developed technology and $2.4 million of deferred tax liability resulting from these acquisitions. The acquired developed technology assets are being amortized over their estimated useful lives which range from five to ten years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

	June 30, 2018	Charged to Costs and Expenses	Deductions (1)	March 30, 2019
Allowance for doubtful accounts	$2.4	$0.8	$(0.3)	$2.9
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	March 30, 2019	June 30, 2018
Finished goods	$32.1	$31.7
Work in process	26.9	24.4
Raw materials	36.1	36.2
Inventories, net	$95.1	$92.3
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	March 30, 2019	June 30, 2018
Prepayments	$11.6	$11.0
Asset held for sale	2.5	3.0
Advances to contract manufacturers	6.6	5.9
Refundable income taxes	7.4	10.8
Transaction tax receivables	11.3	10.3
Other current assets	14.5	15.3
Prepayments and other current assets	$53.9	$56.3
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	March 30, 2019	June 30, 2018
Customer prepayments	$35.9	$37.9
Restructuring accrual	10.7	7.4
Income tax payable	8.8	5.9
Warranty accrual	4.8	4.7
VAT liabilities	3.2	1.7
Foreign exchange forward contracts liability	2.4	11.7
Other	13.7	9.6
Other current liabilities	$79.5	$78.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	March 30, 2019	June 30, 2018
Pension and post-employment benefits	$94.8	$100.0
Financing obligation	25.9	26.8
Deferred tax liability	16.7	20.5
Long-term deferred revenue	12.6	11.3
Fair value of contingent consideration (1)	38.8	—
Uncertain tax position	12.7	5.1
Other	21.5	17.1
Other non-current liabilities	$223.0	$180.8

(1) See “Note 6. Acquisitions” of the Notes to our Consolidated Financial Statements for more detail.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of March 30, 2019 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
U.S. treasuries	$1.5	$—	$—	$1.5
U.S. agencies	3.5	—	—	3.5
Municipal bonds and sovereign debt instruments	1.7	—	—	1.7
Asset-backed securities	3.9	—	(0.4)	3.5
Corporate securities	16.1	—	(0.1)	16.0
Total available-for-sale debt securities	$26.7	$—	$(0.5)	$26.2
The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of March 30, 2019, of the total estimated fair value, $25.6 million was classified as short-term investments and $0.6 million was classified as other non-current assets.
 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of March 30, 2019, were $1.5 million, of which $0.4 million was invested in debt securities, $0.4 million was invested in money market instruments and funds and $0.7 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three and nine months ended March 30, 2019 and March 31, 2018, the Company recorded no other-than-temporary impairment charges in each respective period.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of March 30, 2019, (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$20.2	$20.1
Amounts maturing in 1 - 5 years	5.6	5.5
Amounts maturing in more than 5 years	0.9	0.6
Total debt available-for-sale securities	$26.7	$26.2
The following table presents the Company’s available-for-sale securities as of June 30, 2018, (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
U.S. treasuries	$36.0	$—	$(0.1)	$35.9
U.S. agencies	13.3	—	(0.1)	13.2
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	23.9	—	(0.4)	23.5
Corporate securities	114.9	—	(0.6)	114.3
Total available-for-sale securities	$190.8	$—	$(1.2)	$189.6
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Level 3: includes financial instruments for which fair value is derived from valuation based inputs, that are unobservable and significant to the overall fair value measurement. As of March 30, 2019 and June 30, 2018, the Company did not hold any Level 3 investment securities. As of March 30, 2019, the fair value of the Company’s contingent liability was determined using Level 3 inputs, as discussed below.

Fair Value Measurements
The following table presents assets and liabilities measured at fair value as of March 30, 2019 and June 30, 2018, (in millions):

	March 30, 2019				June 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities
U.S. treasuries	$1.5	$1.5	$—	$—	$35.9	$35.9	$—	$—
U.S. agencies	3.5	—	3.5	—	13.2	—	13.2	—
Municipal bonds and sovereign debt instruments	1.7	—	1.7	—	2.7	—	2.7	—
Asset-backed securities	3.5	—	3.5	—	23.5	—	23.5	—
Corporate securities	16.0	—	16.0	—	114.3	—	114.3	—
Total debt available-for-sale securities	26.2	1.5	24.7	—	189.6	35.9	153.7	—
Money market funds	247.2	247.2	—	—	354.9	354.9	—	—
Trading securities	1.5	1.5	—	—	1.6	1.6	—	—
Foreign currency forward contract (1)	4.1	—	4.1	—	2.7	—	2.7	—
Total assets (2)	$279.0	$250.2	$28.8	$—	$548.8	$392.4	$156.4	$—

Liability:
Foreign currency forward contract (3)	$2.4	$—	$2.4	$—	$11.7	$—	$11.7	$—
Contingent consideration (4)	38.8	—	—	38.8	—	—	—	—
Total liabilities	$41.2	$—	$2.4	$38.8	$11.7	$—	$11.7	$—

(1)	$4.1 million and $2.7 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of March 30, 2019 and June 30, 2018, respectively.

(2)
$235.6 million in cash and cash equivalents, $27.1 million in short-term investments, $7.7 million in restricted cash, $4.1 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of March 30, 2019. $364.8 million in cash and cash equivalents, $169.3 million in short-term investments, $7.3 million in restricted cash, $2.7 million in other current assets, and $4.7 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 30, 2018.

(3)	$2.4 million and $11.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of March 30, 2019 and June 30, 2018, respectively.

(4)	Refer to “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for more detail.
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
As of March 30, 2019, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $4.1 million and $2.4 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 30, 2018, the fair value of these contracts of $2.7 million and $11.7 million is reflected as prepayments and other current assets and other current liabilities, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 30, 2019 and June 30, 2018, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $130.8 million and $167.5 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $31.7 million and $28.6 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $1.7 million and a loss of $4.1 million for the three and nine months ended March 30, 2019, respectively. The foreign exchange forward contracts incurred a gain of $3.9 million and $8.1 million for the three and nine months ended March 31, 2018, respectively.
Contingent consideration
In connection with the RPC acquisition, the Company assumed contingent liability which represents potential future earn-out payments, of up to $53.0 million in cash. See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for additional information related to our acquisitions. The earn-out payments are based on the achievement of certain gross profit targets over approximately a four-year period. The achievement or distributions of earn-out payments are not limited in any one period. The estimated fair value of the contingent consideration portion of the earn-out is $36.2 million as of March 30, 2019, which was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected gross profits of RPC over the earn-out period. The fair value is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value to be recognized within the operating section of our Consolidated Statements of Operations. Projected gross profits are based on our internal projections, although these estimates are based on management’s best knowledge of current events, the estimates could change significantly from period to period. Any changes to the significant unobservable inputs used, including the change in the forecast of gross profit for the earn out periods, may result in a change in fair value of contingent consideration and could have a material impact on future results of operations. Actual payment of contingent consideration in the future could be different from the current estimated fair value of the contingent consideration.
In connection with its asset acquisitions, the Company assumed an earn-out liability for future cash payments with a fair value of $2.6 million. See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for additional information related to our acquisitions. The earn-out payments are based on the achievement of revenue and certain operating targets over approximately a three-year period.
There was no change in fair value of contingent liability during the three and nine months ended March 30, 2019.
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 30, 2018	$328.0	$—	$8.3	$336.3
Acquisitions (1)	—	—	33.9	33.9
Other	3.6	—	—	3.6
Currency translation adjustments	(1.9)	—	—	(1.9)
Balance as of March 30, 2019	$329.7	$—	$42.2	$371.9
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 30, 2019.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of March 30, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$487.0	$(356.0)	$131.0
Customer relationships	188.7	(121.3)	67.4
Other (1)	37.2	(17.1)	20.1
Total intangibles	$712.9	$(494.4)	$218.5

As of June 30, 2018	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$447.8	$(326.4)	$121.4
Customer relationships	175.4	(97.1)	78.3
In-process research and development	9.0	—	9.0
Other (1)	42.8	(16.4)	26.4
Total intangibles	$675.0	$(439.9)	$235.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
In connection with the AW acquisition, the Company recorded an IPR&D asset, at its fair value and subsequently accounts for it as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development projects. During the three months ended March 30, 2019, the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of revenues	$7.9	$6.2	$25.8	$14.4
Operating expenses	9.2	4.5	29.4	11.0
Total amortization of intangible assets	$17.1	$10.7	$55.2	$25.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 30, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2019	$17.1
2020	66.2
2021	61.9
2022	35.2
2023	21.3
Thereafter	16.8
Total amortization	$218.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of March 30, 2019 and June 30, 2018, the Company’s short and long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	March 30, 2019	June 30, 2018
Principal amount of 0.625% Senior Convertible Notes	$—	$277.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(104.8)	(121.1)
Unamortized debt issuance cost	(6.7)	(7.7)
Carrying amount of liability component	$573.5	$833.2
Current portion of long-term debt	$—	$275.3
Long-term debt, net of current portion	$573.5	$557.9

Carrying amount of equity component (1)	$136.7	$239.1

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of March 30, 2019 and June 30, 2018.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of March 30, 2019, the expected remaining term of the 2023 Notes is 4.2 years.
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
Based on quoted market prices as of March 30, 2019 and June 30, 2018, the fair value of the 2023 Notes was approximately $249.0 million and $232.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of March 30, 2019, the expected remaining term of the 2024 Notes is 4.9 years.
Based on quoted market prices as of March 30, 2019 and June 30, 2018, the fair value of the 2024 Notes was approximately $518.0 million and $465.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
0.625% Senior Convertible Notes (“2033 Notes”)
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of March 30, 2019, none of the 2033 Notes remain outstanding.
Based on quoted market prices as of June 30, 2018, the fair value of the 2033 Notes was approximately $281.0 million.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Interest expense-contractual interest	$2.1	$1.8	$6.6	$5.7
Amortization of debt issuance cost	0.3	0.6	1.1	1.9
Accretion of debt discount	4.8	8.2	16.3	25.6
Note 12. Restructuring and Related Charges
The Company has initiated restructuring events primarily intended to reduce its costs, consolidate its operations, integrate various acquisitions, streamline product manufacturing and align its business to address market conditions. The Company’s restructuring charges primarily include severance and benefit costs to eliminate a specific number of positions, facilities and equipment costs to vacate facilities and consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.
As of March 30, 2019 and June 30, 2018, the Company’s total restructuring accrual was $11.4 million and $7.5 million, respectively. During the three and nine months ended March 30, 2019, the Company recorded restructuring and related charges of $0.9 million and $16.0 million, respectively. During the three and nine months ended March 31, 2018, the Company recorded restructuring and related charges of $0.3 million and $4.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended March 30, 2019 (in millions):

	Balance June 30, 2018	Nine Months Ended March 30, 2019 Charges (Benefits)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance March 30, 2019	Three Months Ended March 30, 2019 Charges (Benefits)
Fiscal 2019 Plan
NSE, including AW Restructuring Plan (1)	$—	$16.7	$(5.3)	$(0.3)	$11.1	$1.6
Fiscal 2018 Plan
Trilithic Restructuring Plan (1) (2)	2.9	—	(2.9)	—	—	—
Fiscal 2017 Plan
Focused NSE Restructuring Plan (1) (2)	1.9	0.1	(2.1)	0.1	—	—
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan (2)	1.2	(0.5)	(0.7)	—	—	(0.5)
Other Plans (1) (2)	1.5	(0.3)	(0.9)	—	0.3	(0.2)
Total	$7.5	$16.0	$(11.9)	$(0.2)	$11.4	$0.9

(1)	Plan type includes workforce reduction cost.

(2)	Plan type includes lease exit cost.
The long-term portion of our total restructuring liability for the March 30, 2019 and June 30, 2018 periods is $0.7 million and $0.1 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. As a result, a total restructuring charge of $16.7 million was recorded in the nine months ended March 30, 2019 for severance and employee benefits for approximately 253 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
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
Plans Prior to Fiscal 2018 Plans
Focused NSE Restructuring Plan
During fiscal 2017, Management approved a plan within the NE and SE business segments as part of VIAVI’s continued strategy to improve profitability in the Company’s NSE business by narrowing the scope of the Service Enablement business and

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
NE Lease Restructuring Plan
During the second quarter of fiscal 2014, Management approved a NE plan to exit the remaining space in Germantown, Maryland. As of June 28, 2014, the Company exited the space in Germantown under the plan. Payments related to the Germantown lease costs were paid by the end of the third quarter of fiscal 2019.
As of March 30, 2019, the restructuring accrual for other plans that commenced prior to fiscal year 2017 was $0.3 million, which consists of immaterial accruals from various restructuring plans.
Note 13. Income Taxes
The Company recorded an income tax expense of $5.6 million and $22.2 million for the three and nine months ended March 30, 2019, respectively. The Company recorded income tax expense of $3.1 million and $4.3 million for the three and nine months ended March 31, 2018, respectively.
The income tax expense for the three and nine months ended March 30, 2019 and March 31, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and nine months ended March 31, 2018, this foreign and state tax is offset by a tax benefit of $2.0 million and $5.1 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation was reported in the Company’s fiscal 2018 U.S. tax return. The Company completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries during the quarter ended December 29, 2018. The change in estimate did not materially impact the Company’s financial statements.
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
As of March 30, 2019, and June 30, 2018, the Company’s unrecognized tax benefits totaled $53.3 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.0 million accrued for the payment of interest and penalties at March 30, 2019. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.8 million.
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

During the three and nine months ended March 30, 2019, the Company repurchased 42 thousand and 0.9 million shares of its common stock for $0.4 million and $9.0 million, respectively. As of March 30, 2019, the Company had remaining authorization of $53.7 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 30, 2019 and March 31, 2018, as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Cost of revenues	$1.1	$0.8	$2.8	$2.4
Research and development	1.6	1.2	4.4	3.7
Selling, general and administrative	8.1	5.6	21.3	16.7
Total stock-based compensation expense	$10.8	$7.6	$28.5	$22.8
Approximately $1.0 million and $0.8 million of stock-based compensation expense was capitalized to inventory as of March 30, 2019 and March 31, 2018, respectively.
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
During the nine months ended March 30, 2019 and March 31, 2018, the Company granted 3.8 million and 3.1 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the nine months ended March 30, 2019 and March 31, 2018, the Company granted 0.5 million and 0.6 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the nine months ended March 30, 2019 and March 31, 2018, the Company granted additional 0.1 million and 0.2 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 30, 2019 and March 31, 2018 were estimated to be $6.2 million and $6.1 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of March 30, 2019, $58.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.
Note 16. Employee Pension and Other Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.
As of March 30, 2019, the U.K. and AW plans were partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 30, 2019, the Company contributed $0.7 million to the U.K. plan. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Service cost	$—	$—	$0.1	$—
Interest cost	0.6	0.7	1.8	2.1
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)
Amortization of net actuarial losses	0.5	0.3	1.5	1.2
Net periodic benefit cost	$0.7	$0.6	$2.2	$2.1
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.6 million related to its defined benefit pension plans during fiscal 2019 to make current benefit payments and fund future obligations. As of March 30, 2019, approximately $4.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 30, 2018.
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company continues to pursue a claim against the U.K. law firm responsible for the error. As of March 30, 2019, the related accrued pension liability was £5.9 million or $7.7 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of March 30, 2019 and June 30, 2018.
Pursuant to the Separation and Distribution Agreement dated as of July 31, 2015 between the Company and Lumentum Holdings Inc. (“Lumentum”), the Company is required to indemnify Lumentum and its subsidiaries for certain specified tax liabilities. During the second quarter of fiscal 2019, the Ontario Ministry of Finance denied the Company’s appeal of an assessment of the applicable tax liabilities at which time the Company recorded a charge of $2.4 million to its discontinued operations.
Outstanding Letters of Credit and Performance Bonds
As of March 30, 2019, the Company had standby letters of credit of $11.6 million and performance bonds of $1.5 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 30, 2019 and March 31, 2018, (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2019	March 31, 2018	March 30, 2019	March 31, 2018
Balance as of beginning of period	$9.2	$6.8	$8.2	$5.8
Provision for warranty	1.7	0.8	3.1	3.0
Utilization of reserve	(1.7)	(0.6)	(4.4)	(4.1)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.6)	0.2	1.7	2.2
Acquisition related (1)	—	1.0	—	1.3
Balance as of end of period	$8.6	$8.2	$8.6	$8.2
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
The following tables presents information on the Company’s reportable segments (in millions):

	Three Months Ended March 30, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$160.8	$11.6	$172.4	$59.7	$—	$232.1
Service revenue	19.7	13.3	33.0	0.1	—	33.1
Net revenue	$180.5	$24.9	$205.4	$59.8	$—	$265.2

Gross profit	$115.8	$15.9	$131.7	$30.8	$(9.0)	$153.5
Gross margin	64.2%	63.9%	64.1%	51.5%		57.9%

Operating income			$20.7	$18.3	$(31.1)	$7.9
Operating margin			10.1%	30.6%		3.0%

	Three Months Ended March 31, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$116.0	$15.4	$131.4	$61.8	$—	$193.2
Service revenue	10.5	14.5	25.0	0.5	—	25.5
Net revenue	$126.5	$29.9	$156.4	$62.3	$—	$218.7

Gross profit	$80.4	$20.8	$101.2	$32.8	$(10.7)	$123.3
Gross margin	63.6%	69.6%	64.7%	52.6%		56.4%

Operating income			$9.5	$23.7	$(32.8)	$0.4
Operating margin			6.1%	38.0%		0.2%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 30, 2019	March 31, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$162.5	$134.0
Stock-based compensation	(1.1)	(0.8)
Amortization of intangibles	(7.9)	(6.2)
Other charges unrelated to core operating performance (1)	—	(3.7)
GAAP gross profit	$153.5	$123.3

Corporate reconciling items impacting operating income:
Total segment operating income	$39.0	$33.2
Stock-based compensation	(10.8)	(7.6)
Amortization of intangibles	(17.1)	(10.7)
Other charges unrelated to core operating performance (2)	(2.3)	(14.2)
Restructuring and related charges	(0.9)	(0.3)
GAAP operating income	$7.9	$0.4

(1)
During the three months ended March 31, 2018, other charges unrelated to core operating performance primarily consisted of acquisition and integration related expenses such as amortization of acquisition related inventory step-up, site consolidations and reorganizations.

(2)
During the three months ended March 30, 2019 and March 31, 2018, other charges unrelated to core operating performance primarily consisted of acquisition and integration related transformational initiatives such as the implementation of simplified automated processes, site consolidation and reorganizations, amortization of acquisition related inventory step-up, and loss on disposal of long-lived assets.

	Nine Months Ended March 30, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$486.7	$39.0	$525.7	$220.3	$—	$746.0
Service revenue	53.8	40.3	94.1	0.5	—	94.6
Net revenue	$540.5	$79.3	$619.8	$220.8	$—	$840.6

Gross profit	$344.4	$54.5	$398.9	$112.0	$(29.0)	$481.9
Gross margin	63.7%	68.7%	64.4%	50.7%		57.3%

Operating income			$69.9	$76.8	$(107.1)	$39.6
Operating margin			11.3%	34.8%		4.7%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 31, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$333.3	$43.1	$376.4	$163.2	$—	$539.6
Service revenue	26.8	46.9	73.7	1.7	—	75.4
Net revenue	$360.1	$90.0	$450.1	$164.9	$—	$615.0

Gross profit	$225.1	$63.2	$288.3	$90.4	$(23.3)	$355.4
Gross margin	62.5%	70.2%	64.1%	54.8%		57.8%

Operating income			$24.6	$63.3	$(73.9)	$14.0
Operating margin			5.5%	38.4%		2.3%

	Nine Months Ended
	March 30, 2019	March 31, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$510.9	$378.7
Stock-based compensation	(2.8)	(2.4)
Amortization of intangibles	(25.8)	(14.4)
Other charges unrelated to core operating performance (1)	(0.4)	(6.5)
GAAP gross profit	$481.9	$355.4

Corporate reconciling items impacting operating income:
Total segment operating income	$146.7	$87.9
Stock-based compensation	(28.5)	(22.8)
Amortization of intangibles	(55.2)	(25.4)
Other charges unrelated to core operating performance (2)	(7.4)	(21.4)
Restructuring and related charges	(16.0)	(4.3)
GAAP operating income (loss) from continuing operations	$39.6	$14.0

(1)
During the nine months ended March 30, 2019 and March 31, 2018, other charges unrelated to core operating performance primarily consisted of acquisition and integration related expenses such as amortization of acquisition related inventory step-up, site consolidations and reorganizations.

(2)
During the nine months ended March 30, 2019 and March 31, 2018, other charges unrelated to core operating performance primarily consisted of acquisition and integration related transformational initiatives such as the implementation of simplified automated processes, site consolidation and reorganizations, amortization of acquisition related inventory step-up, and loss on disposal of long-lived assets.

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

	Three Months Ended
	March 30, 2019			March 31, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$63.4	$13.7	$77.1	$66.8	$12.1	$78.9
Other Americas	14.4	3.7	18.1	13.9	3.0	16.9
Total Americas	$77.8	$17.4	$95.2	$80.7	$15.1	$95.8

Asia-Pacific:
Greater China	$36.5	$2.9	$39.4	$37.7	$0.5	$38.2
Other Asia	41.0	2.9	43.9	22.6	2.7	25.3
Total Asia-Pacific	$77.5	$5.8	$83.3	$60.3	$3.2	$63.5

EMEA:
Switzerland	$23.9	$—	$23.9	$15.9	$—	$15.9
Other EMEA	52.9	9.9	62.8	36.3	7.2	43.5
Total EMEA	$76.8	$9.9	$86.7	$52.2	$7.2	$59.4

Total net revenue	$232.1	$33.1	$265.2	$193.2	$25.5	$218.7

	Nine Months Ended
	March 30, 2019			March 31, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$213.3	$40.7	$254.0	$207.9	$38.9	$246.8
Other Americas	49.6	10.8	60.4	46.0	11.6	57.6
Total Americas	$262.9	$51.5	$314.4	$253.9	$50.5	$304.4

Asia-Pacific:
Greater China	$160.0	$5.2	$165.2	$88.8	$1.5	$90.3
Other Asia	107.4	10.0	117.4	51.6	4.7	56.3
Total Asia-Pacific	$267.4	$15.2	$282.6	$140.4	$6.2	$146.6

EMEA:
Switzerland	$72.6	$—	$72.6	$56.4	$—	$56.4
Other EMEA	143.1	27.9	171.0	88.9	18.7	107.6
Total EMEA	$215.7	$27.9	$243.6	$145.3	$18.7	$164.0

Total net revenue	$746.0	$94.6	$840.6	$539.6	$75.4	$615.0

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises, network equipment manufacturers, civil governments, military and avionics customers supported by a worldwide channel community including VIAVI Velocity Solution Partners (“Velocity”). Our Velocity program allows us to optimize the use of direct or partner sales, depending on application and sales volume. Its strategy is to expand our reach into new market segments as well as expand our capability to sell and deliver solutions. Our solutions deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D Sensing, electronics, automotive, consumer and industrial, government, defense, healthcare and other markets.
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
Our NE products and associated services including acquired business are described below:
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
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission

(“SEC”). There have been no material changes to our critical accounting policies and estimates, except with respect to revenue recognition resulting from adoption of ASC 606 and accounting estimates of fair value of earn-outs arising from the acquisitions of businesses and other assets. Refer to “Note 3. Revenue” and “Note 6. Acquisitions” for more details.
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2019	March 31, 2018	Change	Percent Change	March 30, 2019	March 31, 2018	Change	Percent Change
Segment net revenue:
NE	$180.5	$126.5	$54.0	42.7%	$540.5	$360.1	$180.4	50.1%
SE	24.9	29.9	(5.0)	(16.7)%	79.3	90.0	(10.7)	(11.9)%
OSP	59.8	62.3	(2.5)	(4.0)%	220.8	164.9	55.9	33.9%
Total net revenue	$265.2	$218.7	$46.5	21.3%	$840.6	$615.0	$225.6	36.7%

Gross profit	$153.5	$123.3	$30.2	24.5%	$481.9	$355.4	$126.5	35.6%
Gross margin	57.9%	56.4%			57.3%	57.8%

Research and development	$48.7	$32.1	$16.6	51.7%	$137.2	$91.1	$46.1	50.6%
Percentage of net revenue	18.4%	14.7%			16.3%	14.8%

Selling, general and administrative	$86.8	$86.0	$0.8	0.9%	$259.7	$235.0	$24.7	10.5%
Percentage of net revenue	32.7%	39.3%			30.9%	38.2%

Restructuring and related charges	$0.9	$0.3	$0.6	200.0%	$16.0	$4.3	$11.7	272.1%
Percentage of net revenue	0.3%	0.1%			1.9%	0.7%

Interest and other income, net	$0.9	$3.5	$(2.6)	(74.3)%	$4.5	$6.6	$(2.1)	(31.8)%
Percentage of net revenue	0.3%	1.6%			0.5%	1.1%

Interest expense	$(8.0)	$(11.4)	$(3.4)	(29.8)%	$(26.2)	$(35.6)	$(9.4)	(26.4)%
Percentage of net revenue	3.0%	5.2%			3.1%	5.8%

Provision for income taxes	$5.6	$3.1	$2.5	80.6%	$22.2	$4.3	$17.9	416.3%
Percentage of net revenue	2.1%	1.4%			2.6%	0.7%
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
Three months ended March 30, 2019 and March 31, 2018
Net revenue increased by $46.5 million, or 21.3%, during the three months ended March 30, 2019 compared to the same period a year ago. This increase was primarily due to revenue increase from our NE segment.

Product revenues increased by $38.9 million, or 20.1%, during the three months ended March 30, 2019 compared to the same period a year ago, due to revenue increase from our NE segment as discussed below.
Service revenues increased by $7.6 million, or 29.8%, during the three months ended March 30, 2019 compared to the same period a year ago primarily due to increased support revenue from the NE segment, partially offset by a decline in support contract renewals for the SE segment as discussed below.
NE net revenue increased by $54.0 million, or 42.7%, during the three months ended March 30, 2019 compared to the same period a year ago. This increase was driven by revenues from the AW Business of Cobham plc. (“AW”) acquired in the third quarter of fiscal 2018 and organic growth in our Fiber business across Lab and Field Instruments. This was partially offset by revenue declines primarily in Cable products from a year ago peak levels driven by DOCSIS 3.1 upgrade cycle.
SE net revenue decreased by $5.0 million, or 16.7%, during the three months ended March 30, 2019 compared to the same period a year ago. This decrease was primarily driven by a decline in our Data Center demand and from the expected run-off in our Mature Assurance products. This decrease was partially offset by an increase in our Growth Assurance product portfolio.
OSP net revenue decreased by $2.5 million, or 4.0%, during the three months ended March 30, 2019 compared to the same period a year ago. This decrease was primarily driven by a decline in demand for our Consumer and Industrial products primarily from 3D sensing optical filter which benefited from a one-time impact of revenue recognition during the same period a year ago, partially offset by strength in our Anti-Counterfeiting products.
Nine Months Ended March 30, 2019 and March 31, 2018
Net revenue increased by $225.6 million, or 36.7%, during the nine months ended March 30, 2019 compared to the same period a year ago due to revenue increase from our NE and OSP segment, partially offset by revenue decrease from our SE segment.
Product revenues increased by $206.4 million, or 38.3% during the nine months ended March 30, 2019 compared to the same period a year ago, primarily from our NE and OSP segment as discussed below.
Service revenues increased by $19.2 million, or 25.5%, during the nine months ended March 30, 2019 compared to the same period a year ago primarily due to increased support revenue from the NE segment, partially offset by a decline in support contract renewals for the SE segment as discussed below.
NE net revenue increased by $180.4 million, or 50.1%, during the nine months ended March 30, 2019 compared to the same period a year ago. This increase was driven by revenues from the AW business acquired in the third quarter of fiscal 2018 and organic growth in our Fiber business across Lab and Field Instruments. This was partially offset by revenue declines primarily in Cable products from a year ago peak levels driven by DOCSIS 3.1 upgrade cycle.
SE net revenue decreased by $10.7 million, or 11.9%, during the nine months ended March 30, 2019 compared to the same period a year ago. This decrease was primarily driven by a decline in our Data Center demand and from the expected run-off in our Mature Assurance products. This decrease was partially offset by an increase in our Growth Assurance product portfolio.
OSP net revenue increased by $55.9 million, or 33.9%, during the nine months ended March 30, 2019 compared to the same period a year ago. This growth was primarily driven by increase in demand from our Anti-Counterfeiting products due to bank not redesign and higher revenue from our Consumer and Industrial products, due to higher demand for our 3D Sensing optical filters and the newly acquired Engineered DiffusersTM products.
Going forward, we anticipate a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures.
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

For the remainder of calendar 2019, we expect continued strength in 5G Wireless and Fiber in support of the 5G infrastructure build out to benefit NSE. We expect the 3D Sensing products to follow typical seasonal demand strength in consumer electronics to benefit OSP in the second half of calendar 2019.
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

	Three Months Ended				Nine Months Ended
	March 30, 2019		March 31, 2018		March 30, 2019		March 31, 2018
Americas:
United States	$77.1	29.1%	$78.9	36.1%	$254.0	30.2%	$246.8	40.1%
Other Americas	18.1	6.8%	16.9	7.7%	60.4	7.2%	57.6	9.4%
Total Americas	$95.2	35.9%	$95.8	43.8%	$314.4	37.4%	$304.4	49.5%

Asia-Pacific:
Greater China	$39.4	14.8%	$38.2	17.4%	$165.2	19.7%	$90.3	14.7%
Other Asia	43.9	16.6%	25.3	11.6%	117.4	13.9%	56.3	9.1%
Total Asia-Pacific	$83.3	31.4%	$63.5	29.0%	$282.6	33.6%	$146.6	23.8%

EMEA:
Switzerland	$23.9	9.0%	$15.9	7.3%	$72.6	8.6%	$56.4	9.2%
Other EMEA	62.8	23.7%	43.5	19.9%	171.0	20.4%	107.6	17.5%
Total EMEA	$86.7	32.7%	$59.4	27.2%	$243.6	29.0%	$164.0	26.7%

Total net revenue	$265.2	100.0%	$218.7	100.0%	$840.6	100.0%	$615.0	100.0%
Net revenue from customers outside the Americas during the three months ended March 30, 2019 and March 31, 2018 represented 64.1% and 56.2% of net revenue, respectively.
Net revenue from customers outside the Americas during the nine months ended March 30, 2019 and March 31, 2018 represented 62.6% and 50.5% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 1.5 percentage points during the three months ended March 30, 2019 from 56.4% in the same period a year ago to 57.9% in the current period. This increase was primarily driven by a decrease in costs incurred from our acquisitions and gross margin improvement in our NE segment. The increase was partially offset by gross margin reduction in our SE and OSP segments as discussed below.
Gross margin decreased by 0.5 percentage points during the nine months ended March 30, 2019 from 57.8% in the same period a year ago to 57.3% in the current period. This decrease was primarily driven by gross margin reduction in our OSP and SE segments and increase in amortization of acquired developed technology. This decrease was partially offset by gross margin improvement in our NE segment and decrease in amortization of acquisition related inventory step-up in connection with the AW acquisition.
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

Research and Development
R&D expense increased by $16.6 million, or 51.7%, during the three months ended March 30, 2019 compared to the same period a year ago. This increase was primarily driven by full period R&D expenses from the AW business acquired in the third quarter of fiscal 2018 and higher bonus accrual compared to the same period a year ago. As a percentage of net revenue, R&D increased by 3.7 percentage points during the three months ended March 30, 2019 compared to the same period a year ago.
R&D expense increased by $46.1 million, or 50.6%, during the nine months ended March 30, 2019 compared to the same period a year ago. This increase was primarily driven by full period R&D expenses from the AW business acquired in the third quarter of fiscal 2018 and higher bonus accrual compared to the same period a year ago. As a percentage of net revenue R&D increased by 1.5 percentage points during the nine months ended March 30, 2019 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $0.8 million or 0.9%, during the three months ended March 30, 2019 compared to the same period a year ago. This increase was primarily due to incremental SG&A expense from the AW business, acquired in the third quarter of fiscal 2018, partially offset by the decrease of acquisition and integration related costs, the reduction in net expenses driven by our recent restructuring activities and on-going cost reduction efforts. As a percentage of net revenue, SG&A decreased 6.6 percentage points during the three months ended March 30, 2019 compared to the same period a year ago.
SG&A expense increased by $24.7 million, or 10.5%, during the nine months ended March 30, 2019 compared to the same period a year ago. This increase was primarily due to incremental SG&A expense from the AW business acquired in the third quarter of fiscal 2018, partially offset by the decrease of acquisition related costs, the reduction in net expenses driven by our recent restructuring activities and on-going cost reduction efforts. As a percentage of net revenue, SG&A decreased 7.3 percentage points during the nine months ended March 30, 2019 compared to the same period a year ago.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain charges unrelated to our core operating performance, such as mergers and acquisitions-related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions. We estimate annualized gross cost savings of approximately $28.8 million excluding any one-time charges as a result of recent restructuring activities initiated in the last twelve months. Refer to “Note 12. Restructuring and Related Charges” for more information.

As of March 30, 2019, our total restructuring accrual was $11.4 million.

During the three and nine months ended March 30, 2019, we recorded $0.9 million and $16.0 million, respectively, in restructuring and related charges. These charges are primarily the result of the following:

•
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its NSE business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. As a result, a restructuring charge of $16.7 million was recorded in the nine months ended March 30, 2019 for severance and employee benefits for approximately 253 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

During the three and nine months ended March 31, 2018, we recorded $0.3 million and $4.3 million respectively, in restructuring and related charges.

Interest and Other Income, Net
Interest and other income, net, was $0.9 million during the three months ended March 30, 2019 compared to $3.5 million the same period a year ago. This $2.6 million decrease was primarily driven by a decrease in interest income during the current period due to decrease in investment balance in the US and much lower yield on money market fund in China.
Interest and other income, net, was $4.5 million during the nine months ended March 30, 2019 compared to $6.6 million the same period a year ago. This $2.1 million decrease was primarily driven by a decrease in interest income during the current period due to decrease in investment balance in the US and much lower yield on money market fund in China, offset by loss on repurchase of our 2033 Notes during the same period a year ago.
Interest Expense
Interest expense decreased by $3.4 million, or 29.8%, during the three months ended March 30, 2019 compared to the same period a year ago. This decrease was primarily due to the decrease in debt discount accretion as the 2033 Notes were fully redeemed or converted in the second quarter of fiscal 2019, offset by a full-quarter accretion of debt discount from the issuance of 2023 Notes in the fourth quarter of fiscal 2018.
Interest expense decreased by $9.4 million, or 26.4%, during the nine months ended March 30, 2019 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes during the current period as the notes were fully redeemed or converted in the second quarter of fiscal 2019, offset by accretion of debt discount from the issuance of 2023 Notes in the fourth quarter of fiscal 2018.
Provision for Income Taxes
The Company recorded an income tax expense of $5.6 million and $22.2 million for the three and nine months ended March 30, 2019, respectively. The Company recorded income tax expense of $3.1 million and $4.3 million for the three and nine months ended March 31, 2018, respectively.
The income tax expense for the three and nine months ended March 30, 2019 and March 31, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. For the three and nine months ended March 31, 2018, this foreign and state tax is offset by a tax benefit of $2.0 million and $5.1 million, respectively, which was recorded in the Company’s income tax provision related to the income tax intraperiod allocation rules in relation to other comprehensive income.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from US income tax. This deemed repatriation was reported in our fiscal 2018 U.S. tax return. The Company completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries during the quarter ended December 29. 2018. The change in estimate did not materially impact the Company’s financial statements.
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
As of March 30, 2019, and June 30, 2018, our unrecognized tax benefits totaled $53.3 million and $48.6 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $2.0 million accrued for the payment of interest and penalties at March 30, 2019. The unrecognized tax benefits that may be recognized during the next twelve months are approximately $0.8 million.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	March 30, 2019	March 31, 2018	Change	Percentage Change	March 30, 2019	March 31, 2018	Change	Percentage Change
Network Enablement
Net revenue	$180.5	$126.5	$54.0	42.7%	$540.5	$360.1	$180.4	50.1%
Gross profit	115.8	80.4	35.4	44.0%	344.4	225.1	119.3	53.0%
Gross margin	64.2%	63.6%			63.7%	62.5%

Service Enablement
Net revenue	$24.9	$29.9	$(5.0)	(16.7)%	$79.3	$90.0	$(10.7)	(11.9)%
Gross profit	15.9	20.8	(4.9)	(23.6)%	54.5	63.2	(8.7)	(13.8)%
Gross margin	63.9%	69.6%			68.7%	70.2%

Network and Service Enablement
Net revenue	$205.4	$156.4	$49.0	31.3%	$619.8	$450.1	$169.7	37.7%
Operating income	20.7	9.5	11.2	117.9%	69.9	24.6	45.3	184.1%
Operating margin	10.1%	6.1%			11.3%	5.5%

Optical Security and Performance
Net revenue	$59.8	$62.3	$(2.5)	(4.0)%	$220.8	$164.9	$55.9	33.9%
Gross profit	30.8	32.8	(2.0)	(6.1)%	112.0	90.4	21.6	23.9%
Gross margin	51.5%	52.6%			50.7%	54.8%
Operating income	18.3	23.7	(5.4)	(22.8)%	76.8	63.3	13.5	21.3%
Operating margin	30.6%	38.0%			34.8%	38.4%
Network Enablement
During the three months ended March 30, 2019, NE gross margin increased by 0.6 percentage points from 63.6% in the same period a year ago to 64.2% in the current period. This increase was primarily due to favorable product mix driven by organic growth in our Lab Instrument products and our recently acquired AW business.
During the nine months ended March 30, 2019, NE gross margin increased by 1.2 percentage points from 62.5% in the same period a year ago to 63.7% in the current period. This increase was primarily due to favorable product mix driven by organic growth in our Lab Instrument products and our recently acquired AW business.
Service Enablement
During the three months ended March 30, 2019, SE gross margin decreased by 5.7 percentage points from 69.6% in the same period a year ago to 63.9% in the current period. This decrease was primarily due to lower revenue and unfavorable product mix from the continued run-off of higher margin Mature Assurance solutions and declines in Data Center products.
During the nine months ended March 30, 2019, SE gross margin decreased by 1.5 percentage points from 70.2% in the same period a year ago to 68.7% in the current period. This decrease was primarily due to lower revenue and unfavorable product mix from the continued run-off of higher margin Mature Assurance solutions and declines in Data Center products.
Network and Service Enablement (“NSE”)
During the three months ended March 30, 2019, NSE operating margin increased by 4.0 percentage points from 6.1% in the same period a year ago to 10.1% in the current period. This increase in operating margin was primarily driven by the operating leverage from increased revenue due to the addition of the acquired AW business and continued cost management including restructuring.

During the nine months ended March 30, 2019, NSE operating margin increased by 5.8 percentage points from 5.5% in the same period a year ago to 11.3% in the current period. This increase in operating margin was primarily driven by the operating leverage from increased revenue due to the addition of the acquired AW business and continued cost management including restructuring.
Optical Security and Performance Products
During the three months ended March 30, 2019 OSP gross margin decreased by 1.1 percentage points from 52.6% in the same period a year ago to 51.5% in the current period. This decrease was primarily due to lower revenue volume and under absorption of manufacturing costs from the planned idling of 3D Sensing filter capacity.
During the nine months ended March 30, 2019 OSP gross margin decreased by 4.1 percentage points from 54.8% in the same period a year ago to 50.7% in the current period. The decline was primarily due to unfavorable product mix and under absorption of manufacturing costs from the planned idling of 3D Sensing filter capacity.
OSP operating margin decreased by 7.4 percentage points during the three months ended March 30, 2019 from 38.0% in the same period a year ago to 30.6% in the current period. The decrease in operating margin was primarily due to lower gross margins and targeted investments in our operating expenses as the business expands.
OSP operating margin decreased by 3.6 percentage points during the nine months ended March 30, 2019 from 38.4% in the same period a year ago to 34.8% in the current period. The decrease in operating margin was primarily due to lower gross margins and targeted investments in our operating expenses as the business expands.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. Virtually all debt securities held were minimum BBB/Baa2. As of March 30, 2019, U.S. entities owned approximately 16.4% of our cash and cash equivalents, short-term investments and restricted cash.
As of March 30, 2019, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended March 30, 2019, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of March 30, 2019, none of the 2033 Notes remain outstanding. For additional information related to our debt refer to “Note 11. Debt.”
Nine Months Ended March 30, 2019
As of March 30, 2019 our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $250.7 million to $542.9 million from $793.6 million as of June 30, 2018.
During the nine months ended March 30, 2019, cash provided by operating activities was $110.3 million, consisting of net loss of $7.1 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $129.4 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $12.0 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $5.3 million primarily driven by higher volume of billing, an increase in inventories of $5.1 million, an increase in other current and non-current assets of $3.0 million and an decrease in accrued expenses and other current and non-current liabilities of $5.2 million. These changes were partially offset by an increase in income taxes payable of $4.4 million and an increase in deferred revenue of $2.4 million, .
During the nine months ended March 30, 2019, cash provided by investing activities was $82.0 million, primarily related to $142.2 million in sales and maturities of available-for-sale debt securities and $4.2 million proceeds from sales of assets offset by $34.7 million of cash used for capital expenditures and $29.7 million used for acquisitions, net of cash acquired.
During the nine months ended March 30, 2019, cash used in financing activities was $293.6 million, primarily resulting from $276.9 million used for redemption and conversion of our 2033 Notes, $11.9 million in withholding tax payments on the vesting of restricted stock awards offset by $5.4 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Nine Months Ended March 31, 2018
As of March 31, 2018, our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $711.0 million to $743.6 million from $1,454.6 million as of July 1, 2017.
During the nine months ended March 31, 2018, cash provided by operating activities was $48.5 million, consisting of net loss of $19.4 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $101.2 million, including changes in deferred tax balance, offset by a net decrease in operating assets and liabilities of $33.3 million. Net decreases in our operating assets and liabilities related primarily to an increase in accounts receivable of $20.0 million due to higher billings, an increase in inventories of $13.8 million due to inventory build-up primarily for our 3D Sensing products, an decrease in income taxes payable of $7.5 million, a decrease in accrued payroll and related expenses of $6.9 million due to the timing of salary and bonus payment, an decrease in deferred revenue of $4.3 million due to amortization of support agreements and the release of revenue upon customer acceptance. This was offset by a decrease in other current and non-current assets of $10.3 million, and an increase in accounts payable of $10.5 million driven by the timing of payment and higher M&A transaction costs.
During the nine months ended March 31, 2018, cash used in investing activities was $302.8 million, primarily related to cash used for the acquisition of AW business and Trilithic and of $509.9 million and $29.8 million of cash used for capital expenditures offset by $236.9 million of net purchase, sales and maturities of available-for-sale debt securities and proceeds from sales of assets.
During the nine months ended March 31, 2018, cash used in financing activities was $246.3 million, primarily resulting from $198.0 million used for repurchase of our 2033 Notes, $40.8 million of cash used to repurchase common stock under our share repurchase program, $11.3 million in withholding tax payments on vesting of restricted stock awards, and $1.1 million in payment of financing obligations offset by $4.9 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2019.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (“PBO”) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. and AW plans are partially funded and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 30, 2019, our pension plans were under funded by $99.7 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 30, 2019, the fair value of plan assets had increased approximately 0.9% since June 30, 2018, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2019.

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

Date: May 8, 2019	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)