Form 10-K
period 2019-06-29
VIAVI SOLUTIONS INC.
filed 2019-08-27
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2019
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
(Address of principal executive offices including Zip code)

(408) 404-3600
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value of $0.001 per share	VIAV	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with an new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.3 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2019, the Registrant had 228,854,583 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 29, 2019 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 29, 2019 (“Annual Report on Form 10-K”), which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. Our Velocity program (“Velocity”) allows us to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands our reach into new market segments as well as expands our capability to sell and deliver solutions. We deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. We are also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets.
To serve our markets, during fiscal 2019 we operated in the following business segments:

•	Network Enablement (“NE”);

•	Service Enablement (“SE”); and

•	Optical Security and Performance Products (“OSP”)
Industry Trends
NE and SE
NE and SE are collectively referred to as Network and Service Enablement (“NSE”)
The telecommunications (“Telecom”) and cable industries are experiencing a major evolution in technology that is likely to last for the next decade as wireless communications shift from 4G to 5G technology and its promise of greater bandwidth capacity, faster transmission speeds and lower latency response time. 5G is a disruptive technology that is expected to be deployed by late calendar 2019 using millimeter wave and sub-6 Ghz technologies versus the current and legacy radio wave technology that has been in place for more than 30 years beginning with 1G wireless technology.
Wireless communications connectivity at the edge, or the “last mile” or “last hundred yards”, will bring gigahertz speeds and capacity to the home as well as to “all devices” and to “all connected cars”. The 5G transition is expected to be deployed globally and is expected to be disruptive to businesses, consumers and potentially create new applications and new industries. The adoption of 5G also requires increased bandwidth and speed backhaul capability from the network edge to the network core. This requires optical fiber upgrade or buildout as legacy copper line networks are decommissioned. 100GbE optical fiber is being deployed in many metropolitan networks, with the leading-edge networks installing 400GbE optical fiber. In the labs, 800GbE fiber technology is being evaluated for the future next generation optical network. These investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere” (“FTTX”).
While new networks are expected to deploy 5G wireless and advanced optical fiber technology, existing network infrastructure that is not otherwise being upgraded is still expected to be modernized with new cable and access technologies. Cable service providers are investing in DOCSIS 3.1 to enhance existing cable networks with higher speed connectivity and bandwidth capacity. Some telecom operators with legacy copper digital subscriber line (“DSL”) have chosen to extend the useful life of these legacy networks by upgrading to Gfast technology. Many operators, however, have decided to run these networks until no longer operable and then replace them with new fiber.
5G Wireless has broader applications beyond smart mobile devices. 5G’s increased bandwidth capacity and speed, as well as lower latency, this should enable numerous devices, referred to as the “Internet of Things” (“IOT”), to have greater device-to-device connectivity to enable smart homes, smart cities, smart and autonomous cars and other applications that are yet to be conceptualized.
The convergence of network technologies requires significant investments from both the traditional carriers (telecom and cable) and cloud service providers. To achieve scale and a profitable return on investment, these communications service providers (“CSPs”) in recent years have consolidated and are expected to continue to consolidate. While traditional service provider capital spending in physical networks has been declining, and this impacts the served available market opportunity for our NSE segment. However, the new cloud service providers and virtualized networks create new NSE opportunities. Our NE and SE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology and products, as well as customer installed base.
NE’s AvComm (or Avionics Communications) products from our acquisition of that business from Cobham plc in March 2018, further expand NSE’s Test & Measurement (T&M) opportunity into the government, civil, aerospace and military markets for communications and public safety testing. Military radio test and avionics products are a growth opportunity as defense and public safety department budgets increase significantly due to the ongoing upgrade from analog to digital communications. The Aerospace market continues to remain robust with increased commercial airline passenger traffic expected to drive demand for aircraft and aircraft testing instruments.
OSP
Counterfeiting of banknotes and other goods is rising as counterfeiters now have increasing access to a broad range of advanced but relatively low-cost imaging technologies and printing tools. This gives them the ability to create convincing simulations of actual documents and products for illicit purposes. At the same time, both the availability of investigative resources and the penalties for counterfeiting can often be relatively modest when compared to other crimes. We have decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment (“OVP®”), and our Optically Variable Magnetic Pigment (“OVMP®”) technologies to protect the integrity of banknotes and other high-value documents by delivering optical effects that, on one hand, consumers can easily recognize but on the other hand, counterfeiters find very difficult to reproduce. We also provide optical technologies for government, healthcare, consumer electronics and industrial markets.
In addition to Anti-Counterfeiting solutions, we extend our optical technology expertise to solve complex problems and deliver unique solutions in other industries. For example, we manufacture and sell optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our proprietary low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver truly compelling system performance. Through multiple generations of increasing performance and decreasing cost, we believe we remain the industry’s leading supplier of high-performance filters for depth-sensing systems in consumer electronics. In October 2018, we acquired RPC Photonics (“RPC”), a technology leader in engineered optical diffusers which broadens the 3D Sensing product portfolio. Engineered DiffusersTM are incorporated in 3D Sensing applications within a smartphone which diffuses the transmitted infrared laser light for critical eye safety. This enables the safely transmitted infrared light to impinge on the target, i.e. human facial profile, where the light is then reflected back to the 3D Sensor on the smartphone and an image process gathers the target information for facial recognition authentication.
Sales and Marketing
CSPs make up the majority of NE and SE revenues. We also market and sell products to network equipment manufacturers (“NEMs”), original equipment manufacturers (“OEMs”), enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around the markets a given segment serves that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance, and cost requirements. We are also supported by a worldwide channel community, including our Velocity Solution Partners who support our NE and SE segments.
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
Corporate Information
The Company was incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. Our heritage includes several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999. In 2000 we acquired Optical Coatings Lab, Inc., which is currently part of our OSP business segment, and in 2005 we acquired Acterna, Inc. which is currently part of our NSE business segment(s). Following these acquisitions, we operated as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions. In August 2015, JDSU separated the portfolio of businesses into two separate publicly-traded companies to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc. Our headquarters are located at 6001 America Center Drive, San Jose, California 95002, and our telephone number is (408) 404-3600. Our website address is www.viavisolutions.com.
We are subject to the requirements of the Securities Exchange Act of 1934, as amended (“the Exchange Act”), under which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the SEC’s Public Reference Room at 100 F Street, NE., Washington, DC 20549 or may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge, all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider any information contained on, or that can be accessed through, our website as part of this Annual Report on Form 10-K or in deciding whether to purchase our common stock. We have included our website address only as an inactive textual reference and do not intend it to be an active link to our website.
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:

•	Market leadership in physical and virtualized test and measurement instruments with opportunity to grow market share;

•	Market leadership in Anti-Counterfeiting pigments and 3D sensing optical filter and Engineered DiffuserTM;

•	Market leadership in 5G wireless, public safety radio and navigation/communication transponder test instruments;

•	Increase the benefit from the use of our net operating loss carryforwards (“NOL”) by improving our profitability organically and inorganically; and,

•	Greater flexibility in capital structure enabling greater capital return to shareholders.

Our near-term strategy, our next transformation phase, will be a greater focus on growth, both organic and inorganic. We expect to leverage major secular growth trends in 5G Wireless, Fiber and 3D Sensing to achieve higher levels of revenue and profitability.

Our long-term capital allocation strategy, which supports our corporate strategy, is as follows:

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
Business Segments
During fiscal 2019 we operated in two broad business categories: NSE and OSP. NSE operates in two reportable segments, NE and SE, whereas OSP operates as a single segment. Our NSE and OSP businesses each are organized with its own engineering, manufacturing and dedicated sales and marketing groups focused on each of the markets we serve to better support our customers and respond quickly to market needs. In addition, our segments share common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.
The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments.

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Network Enablement	65.3%	61.6%	55.3%
Service Enablement	9.1	13.5	15.9
Optical Security and Performance Products	25.6	24.9	28.8
Network Enablement
On May 31, 2019, we completed the acquisition of 3Z Telecom, Inc. (“3Z”) a provider of antenna alignment installation and monitoring solutions. Refer to “Note 6. Acquisitions” for more information.
On March 15, 2018, we completed the acquisition of the AvComm and Wireless businesses (“AW”) of Cobham plc. AW has been integrated into the NE segment. Refer to “Note 6. Acquisitions” for more information.

On August 9, 2017, we completed the acquisition of Trilithic, Inc. (“Trilithic”). Trilithic has been integrated into the NE segment. Refer to “Note 6. Acquisitions” for more information.
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
Within the NE product portfolio, our wireless products consist of flexible application software and multi-function hardware that our customers can easily use as standalone test and measurement solutions or combine with industry-standard computers, networks and third-party devices to created measurement, automation and embedded systems. Our Radio Access Network (RAN to Core) test and validation product addresses the various communications infrastructure market segments.
Wireless’ IP, product and customer portfolio facilitates strategic growth synergy across NSE, strengthening its position in 4G and providing a compelling overall 5G value proposition benefiting our customers. Building scale and presence allows key customers to combine Wireless lab with incumbent and future NSE fiber metro and field test products to optimize evolving network configurations.
We also offer a range of product support and professional services designed to comprehensively address our customers’ requirements. These services include repair, calibration, software support and technical assistance for our products. We offer product and technology training as well as consulting services. Our professional services, provided in conjunction with system integration projects, include project management, installation and implementation.
Our Avionics products acquired through prior acquisition is a global leader in the T&M Instrumentation for communication and safety in the government, civil, aerospace and military markets.  Avionic product solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.
Markets
Our NE segment provides solutions for CSPs, as well as NEMs and data center providers that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions support the development and production of network equipment, the deployment of next generation network technologies and services, and ensure a higher-quality customer experience. AvComm products are positioned in all of the customers’ product life cycle phases from R&D, manufacturing, installation, deployment and field, to depot repair and maintenance of devices.
Customers
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, radio and avionics commercial companies, OEMs, civil, state and federal agencies, utilities, law enforcement, military contractors and the armed forces and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks and Verizon Communications Inc.
No single NE customer accounted for more than 10% of our net revenue during fiscal 2019, 2018 or 2017.
Trends
Several network technology trends are taking place to support the growing bandwidth demand and are impacting the way NEMs and CSPs design, build and deploy new network systems. These trends are driving shifts in capital spending with the deployment of 100G Metro optical fiber, cable upgrades to DOCSIS 3.1, DSL copper line upgrades to Gfast as well as increased wireless deployment of 4G/LTE and emergence of advanced LTE and 5G. As service providers face pricing pressure on their average revenue per user (“ARPU”) metrics, they are turning to our NE products solutions to both reduce the need for physical customer service visits through faster installation and repair completion and improve user satisfaction. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.

In Aerospace, continued increase in commercial airline passenger traffic is expected to drive increased aircraft and aircraft testing instruments demand.
Strategy
We plan to maintain market leadership in NE reinforced by:

•	Scaling NE through share gain, consolidation, and expansion into adjacent markets

•	“Go deep” corporate development model to drive operating leverage
Competition
Our NE segment competes against various companies, including Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., Rohde & Schwarz, VeEX Inc., Spirent Communications plc. and Artiza Networks, Inc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry. In Aerospace and Tactical Communications, AvComm competes against Anritsu, Astronics DME Corp., General Dynamics and Tel Instruments.
Offerings
Our NE solutions include instruments and software that support the development and production of network systems in the lab. These solutions activate, certify, troubleshoot and optimize networks that are differentiated through superior efficiency, reliable performance and greater customer satisfaction. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure. We leverage our installed base and knowledge of network management methods and procedures to develop these advanced customer experience solutions.
We also offer a range of product support and professional services designed to comprehensively address our customers’ requirements. These services include repair, calibration, software support and technical assistance for our products. We offer product and technology training as well as consulting services. Our professional services, provided in conjunction with system integration projects, include project management, installation and implementation.
Our NE products and associated services including acquired Trilithic and AW business are, as follows:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Fiber Instrument products; (c) Metro products; (d) RF Test products; (e) Radio Test products; and (f) Avionics products;
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; and (d) Wireless products.
For the purposes of providing year-over-year variance analysis in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
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
Customers
SE customers include similar CSPs, NEMs, government organizations, large corporate customers and storage-segment customers that are served by our NE segment.
Trends
Our Service Enablement solutions portfolio grew as a result of several acquisitions made during the past several years to address the network industry shift to a more agile, flexible, programmable, and cost-effective virtualized software-centric network. Our Data Center product and solutions offerings address customers’ needs to support data center network traffic through application and performance monitoring.
Strategy
In late 2016, we implemented the “Big NE, Focused SE” strategy to emphasize Virtualized Instruments and Assurance. We invested in areas of tight integration and synergies with NE to align with industry macro trends focused the SE portfolio on products and solutions to provide meaningful return on investment (“ROI”) and drive profitability.
Competition
Competitors of SE include NetScout Systems, Inc., Riverbed Technology and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless monitoring solutions available in the service enablement industry.
Offerings
Our SE solutions are embedded network systems, including microprobes and software that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams. These solutions provide our customers enhanced network management, control, optimization and differentiation. Our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services.
Our SE products and associated services are, as follows:
Data Center: Consisting of our Network Performance Monitoring and Security tools.
Assurance: Primarily consisting of our (a) Mature Products (Legacy Assurance, Legacy Wireline, Protocol Test, Video Assurance products and RAN) and (b) Growth Products (xSight, Packet Portal products, Location Intelligence).
For the purposes of providing year-over-year variance analysis in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K, we have reflected these changes for all prior periods presented so that they are comparable with our current groupings.
In the second half fiscal 2017, we implemented our Focused NSE restructuring plan as part of its strategy to improve profitability in our NSE business by narrowing the scope and focus of the SE business. The smaller, more focused SE segment includes Data Center products, mobile assurance products like xSight and Location Intelligence and invest in development of automation and virtualized network. The SE segment also retains the more mature Assurance product portfolio that is largely maintenance and service contract.

Optical Security and Performance Products
On October 30, 2018, we completed the acquisition of RPC Photonics, Inc. (“RPC”) which expands our 3D Sensing offerings. Refer to “Note 6. Acquisitions” for more information.
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
OSP value-added solutions meet the stringent requirements of commercial and government customers. Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings, optical filters and Engineered DiffusersTM, are optimized for each specific application.
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
Customers
OSP serves customers such as 3M Company, FLIR Systems, Inc., IDT Corporation, Lockheed Martin Corporation, Seiko Epson Corporation, SICPA Holding SA Company (SICPA) and STMicroelectronics Holding N.V. One OSP customer generated more than 10% of our net revenue. During fiscal 2019, 2018 and 2017, net revenue from SICPA represented 14.3%, 14.8%, 20.7%, respectively, of our net revenue.
Trends
Counterfeiting of banknotes and other goods has risen as counterfeiters have increased access to a broad range of advanced but relatively low-cost imaging technologies and printing tools, giving them the ability to create convincing simulations of actual documents and products for illicit purposes. At the same time, the available investigative resources and the penalties for counterfeiting can often be relatively modest when compared to other crimes. As a result, demand is increasing for sophisticated overt anti-counterfeiting features, such as our OVP® and OVMP® technologies, which consumers can easily validate without the use of special tools but are difficult to create or simulate using conventional printing technology.
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
3D sensing is an emerging technology, where OSP’s optical filters and Engineered DiffusersTM plan to be deployed in smartphones for facial recognition biometric authentication. 3D sensing optical filters separate out ambient light from incoming data to allow devices to be controlled by a person’s movements, gestures or features. Other potential technology markets for OSP’s optical filters include augmented/virtual reality, sensors deployed in autonomous vehicles and Internet of Things (IoT). Engineered DiffusersTM optimize transmitted infrared laser light in a 3D sensing module to ensure visual eye safety. The diffuser redirects the laser light to avoid direct eye contact, a critical safety feature for 3D sensing applications.
Strategy
Our strategy is to leverage proprietary pigments and optical coating technologies to build market leadership in large, high value applications.

•	Defend and expand our core Anti-Counterfeiting product offering;

•	Expand into high value existing and emerging automotive, military and industrial applications; and

•	Selectively target high volume consumer 3D sensing applications
Competition
OSP’s competitors include providers of anti-counterfeiting features such as Giesecke & Devrient, De La Rue plc; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray and optics companies such as Materion and Deposition Sciences; and optical filter companies such as II-VI Inc. and AMS.
Offerings
Our OSP business provides innovative optical security and performance products which serve a variety of applications for customers in the anti-counterfeiting, consumer and industrial, government, healthcare and other markets.
Anti-Counterfeiting: Our OVP® technology has become a standard used by many governments worldwide for currency protection. This technology provides a color-shifting effect that enables intuitive visual verification of banknotes. We also provide other technologies to the banknote market including OVMP®, a technology that delivers depth and other visual effects for intuitive overt verification. In addition, our proprietary printing processes deliver Anti-Counterfeiting solutions for security labels, used by the pharmaceutical and consumer electronics industries for brand protection.
For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for products and packaging.
Consumer and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our Engineered DiffusersTM optimize the 3D sensing module for laser use eye safety.
Government: Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Healthcare and Other Markets: We provide multicavity and linear variable optical filters on a variety of substrates for applications including, thermal imaging, and spectroscopy and pollution monitoring. We also develop and manufacture miniature spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceuticals, government and other markets.
Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or strengthen, our existing products.
On May 31, 2019, we completed the acquisition of 3Z a provider of antenna alignment installation and monitoring solutions.
On October 30, 2018, we completed the acquisition of RPC. The acquisition of RPC expands our 3D Sensing offerings.
On March 15, 2018, we completed the acquisition of AW, which further strengthens our competitive position in 5G deployment and diversifies our product offerings into military, public safety and avionics test markets.
On August 9, 2017, we completed the acquisition of Trilithic Inc. (“Trilithic”) a provider of electronic test and measurement equipment for telecommunications service providers.
The acquisitions of 3Z, AW and Trilithic have been integrated into our NE business segment. The acquisition of RPC has been integrated into our OSP business segment. Refer to “Note 6. Acquisitions” for additional information related to our acquisitions.
Restructuring Programs
We continue to engage in targeted restructuring events intended to consolidate our operations and align our businesses in response to market conditions and our current investment strategy. In fiscal 2019, we implemented a plan within our Network Service and Enablement business, including actions related to the recently acquired AW business. These actions further drive our strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in our NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment.

Please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and “Note 12. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.
Research and Development
During fiscal 2019, 2018 and 2017, we incurred R&D expenses of $187.0 million, $133.3 million and $136.3 million, respectively. As of June 29, 2019, we had approximately 1,000 employees engaged in R&D.
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
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, government, healthcare and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments and foils for a variety of applications. Other areas of R&D focus for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smart phone sensors. OSP has also introduced an innovative hand-held spectrometer solution with applications in the agriculture, healthcare and defense markets.
Manufacturing
As of June 29, 2019, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements. We may not be able to procure these components from alternative sources at acceptable prices within a reasonable time, or at all; therefore, the loss or interruption of such arrangements could impact our ability to deliver certain products on a timely basis.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 29, 2019, we owned approximately 793 U.S. patents and 1,295 foreign patents and have 767 patent applications pending throughout the world.
Backlog
We consider our backlog balance to be an estimate of future revenue to be earned from contractually committed product and service arrangements. As of June 29, 2019 and June 30, 2018, our backlog was approximately $244.1 million and $221.9 million, respectively.
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
We employed approximately 3,600 employees as of June 29, 2019, which included approximately 1,200 employees in manufacturing, 1,000 employees in research and development, 850 employees in sales and marketing, and 550 employees in general and administration. This compared to a workforce of approximately 3,500 as of June 30, 2018, and 2,700 as of July 1, 2017.
Stock-based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. We recognize stock-based compensation cost over the award’s requisite service period on a straight-line basis.
Similar to other technology companies, we rely upon our ability to use “Full Value Awards” (as defined below) and other forms of stock-based compensation as key components of our executive and employee compensation structure. Full Value Awards refer to restricted stock units (“RSUs”), market-based RSUs (“MSUs”) and performance-based RSUs (“PSUs”) that are granted without an exercise or purchase price and are converted to shares immediately upon vesting. The MSUs have vesting requirements tied to the performance of our stock as compared to the Nasdaq telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. The PSUs have vesting requirements tied to our performance. Historically, these components have been critical to our ability to retain important personnel and offer competitive compensation packages. Without these components, we would be required to significantly increase cash compensation levels or develop alternative compensation structures to retain our key employees.
Outside of the United States, our businesses are subject to labor laws that differ from those in the United States. We follow statutory requirements, and in certain European countries it is common for a works council, consisting of elected employees, to represent the sites when discussing matters such as compensation, benefits or terminations of employment. We consider our employee relations to be good.
Seasonality
Our business is seasonal, as is typical for our competitors and many large companies. For NSE, revenue is typically higher in the second and fourth fiscal quarter, all else being equal. There is typically a modest end of calendar year customer spending budget flush that benefits the December quarter. Telecom and cable spending budgets are typically set at the start of a new calendar year, the March quarter and thus NSE’s weakest revenue quarter, all else being equal, with spending release and benefiting the June quarter. For our OSP business, given our recent exposure to the consumer market, namely our 3D Sensing products into the smart phone market, OSP revenue is expected to be seasonally higher in the first and second fiscal quarter followed by seasonal demand declines in the third and fourth fiscal quarters.

ITEM 1A. RISK FACTORS
We have a history of net losses, and our future profitability is not assured.
We earned net income of $5.4 million and incurred a net loss of $48.6 million in fiscal 2019 and fiscal 2018, respectively. In fiscal 2017 we earned net income of $160.2 million, including recognized gross gains on sales of Lumentum common stock of $203.0 million. Historically, we operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period was impacted by revenue, product mix and operational costs that varied significantly across our product portfolio and business segments.
We completed the separation of our Lumentum business in 2015 (the “Separation”). Additionally, for the last several years, we have implemented multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. These transitions are costly and may impair our profit objectives. Specific factors that may undermine our financial objectives include, among others:

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

•
We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain of our products. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results.

•
New product programs and introductions involve changing product specifications and customer requirements, unanticipated engineering complexities, difficulties in reallocating resources and overcoming resource limitations and with their increased complexity, which expose us to yield and product risk internally and with our suppliers.

These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see (a) periodic difficulty responding to customer delivery expectations for some of our products, (b) yield and quality problems, particularly with some of our new products and higher volume products and (c) additional funds and other resources required to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.
Unfavorable, uncertain or unexpected conditions in the transition to 5G may cause fluctuations in our rate of revenue growth or financial results.
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Even if the 5G infrastructure market and rate of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G platforms and systems, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
Management transitions and talent retention create uncertainties and could harm our business.
Oleg Khaykin became our President and Chief Executive Officer in February 2016 and Amar Maletira became our Chief Financial Officer in September 2015. In addition, during fiscal years 2016 and 2017 we made leadership changes in several other key functions throughout the Company, including Sales, HR, IT and others. The extent of our management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Moreover, we are headquartered in the San Francisco Bay Area and have a significant employee population located there and in other high expense locations. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.
Impairment in the carrying value of goodwill or other assets could negatively affect our results of operations or net worth.
We have significant long-lived assets recorded on our balance sheet. We evaluate intangible assets and goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. The test for impairment of goodwill requires a comparison of the carrying value of the reporting unit for which goodwill is assigned with the fair value of the reporting unit calculated based on discounted future cash flows. When testing goodwill for impairment during the fourth quarter of fiscal 2016, we concluded that the carrying value of the SE reporting unit was higher than its fair value. Accordingly step two of the impairment analysis was performed which indicated that the entire SE goodwill balance was impaired resulting in an impairment charge of $91.4 million. This charge does not impact our liquidity, cash flows from operations, future operations, or compliance with debt covenants. Although the analysis indicated only the SE reporting unit was impaired, we will continue to monitor the remaining reporting units which had an excess fair value over carrying value as of the date of annual impairment assessment. As of June 29, 2019, our NE and OSP reporting goodwill balances were $338.9 million and $42.2 million, respectively. Refer to Note 9 and Note 10 of the Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and long-lived assets.
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
We have a strategic alliance with SICPA, our principal customer for our light interference microflake pigments that are used to, among other things, provide security features in currency. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®), for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including, among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.
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

•	diversion of management’s attention from normal daily operations of the business;

•	potential difficulties in completing projects associated with in-process R&D;

•	difficulties in entering markets in which we have no or limited prior experience and where competitors have stronger market positions;

•	difficulties in obtaining or providing sufficient transition services and accurately projecting the time and cost associated with providing these services;

•	an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•	expected earn-outs may not be achieved in the time frame or at the level expected or at all;

•	we may not be able to recognize or capitalize on expected growth, synergies or cost savings;

•	insufficient net revenue to offset increased expenses associated with acquisitions;

•	potential loss of key employees of the acquired companies; and

•	difficulty in forecasting revenues and margins.
Acquisitions may also cause us to:

•	issue common stock that would dilute our current stockholders’ percentage ownership and may decrease earnings per share;

•	assume liabilities, some of which may be unknown at the time of the acquisitions;

•	record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•	incur additional debt to finance such acquisitions;

•	incur amortization expenses related to certain intangible assets; or

•	acquire, assume, or become subject to litigation related to the acquired businesses or assets.
Certain of our products are subject to governmental and industry regulations, certifications and approvals.
The commercialization of certain of the products we design, manufacture and distribute through our OSP segment may be more costly due to required government approval and industry acceptance processes. Development of applications for our light interference and diffractive microflake pigments may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the U.S. Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our decorative microflake pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.
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
Net revenue from customers outside the Americas accounted for 62.3%, 52.4% and 53.7% of our total net revenue, for fiscal 2019, 2018 and 2017 respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.

Economic conditions and regulatory changes that may result from the United Kingdom’s pending exit from the European Union could adversely affect our business, financial condition and results of operations.
In June 2016, the United Kingdom (the U.K.) held a referendum in which voters narrowly approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The likely withdrawal of the U.K. from the E.U. in October 2019 may also contribute to further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.
A withdrawal could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations, as well as our operations in these locations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.
At this time the UK is expected to formally withdraw from the E.U. on or before October 31, 2019. However, both the date and the terms of the withdrawal remain highly uncertain. While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications.

US Government trade actions could have an adverse impact on our business, financial position, and results of operation.

The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation that the Trump Administration has found to be unreasonable and burdensome to US commerce.  To date, the President has used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3, alone valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019.  Moreover, in August 2019, the President announced a 10% tariff on a fourth list of goods valued at nearly $300 billion to take effect September 1, 2019, which has subsequently been delayed until December 15, 2019.  These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third party hosting and support services to meet these needs. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves and our hosting and support partners, are increasingly vulnerable to the threat of intrusions and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.
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
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We are required to annually evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. In August 2016 we determined that we had a material weakness related to an error in the determination of interim income taxes which caused our independent registered public accounting firm to issue a qualified report on our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended July 2, 2016. As a result, management initiated a thorough and detailed remediation plan which included enhanced processes and designed controls to ensure a more precise review of the interim income tax provisions beginning in the first quarter of fiscal 2017. As of July 1, 2017, the remediation plan has been completed and the material weakness has been remediated.
There are inherent limitations on the effectiveness of internal controls, including collusion, management override and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. Additionally, if we or our independent registered public accounting firm are not satisfied with our internal control over financial reporting or the level at which these controls are documented, designed, operated or reviewed in the future, or if our independent registered public accounting firm interprets the requirements, rules and/or regulations differently from our interpretation, then they may issue a qualified report. Furthermore, we may discover that the internal controls of businesses we acquire are inadequate or changes to our existing businesses may impact the effectiveness of our internal controls. These situations could require us to make changes to our internal controls and could cause our independent registered public accounting firm to issue a qualified report, which could result in a loss of investor confidence in the reliability of our financial statements and could negatively impact our stock price.
In March 2017, we issued $460.0 million of 1.00% Senior Convertible Notes due 2024, and in May 2018 we issued $225.0 million of 1.75% Senior Convertible Notes due 2023. The issuance of the Notes increases our overall leverage and could dilute our existing stockholders and lower our reported earnings per share.
We issued $460.0 million of indebtedness in March 2017 in the form of 1.00% Senior Convertible Notes due 2024 (the “2024 Notes”). In May 2018, we issued $225.0 million of indebtedness in the form of 1.75% Senior Convertible Notes due 2023 (the “2023 Notes,” and, together with the 2024 Notes, the “Notes”). The issuance of the Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For fiscal years 2019, 2018 and 2017, our research and development expenses were $187.0 million, or approximately 16.5% of our revenue, $133.3 million, or approximately 15.2% of our revenue, and $136.3 million, or approximately 16.9% of our revenue respectively. We expect to continue to invest heavily in research and development in order to expand the capabilities of 3D sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in research and development including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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
As of June 29, 2019, we had U.S. federal and state net operating losses, or NOLs, of $5,126.6 million and $722.1 million, respectively, and U.S. federal and state tax credit carryforwards of $111.4 million and $51.5 million respectively, which may be utilized against future income taxes. Utilization of these NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 37,000 square feet is located at 6001 America Center Drive, San Jose, California 95002. As of June 29, 2019, we have 1.4 million square feet of leased or owned property, of which approximately 316,000 square feet is owned. Larger leased sites include properties located in China, France, Germany, United Kingdom and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
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

ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (“VIAV”). As of July 27, 2019 we had 228,854,583 shares of common stock outstanding. The closing price on July 27, 2019 was $14.73.
The following table summarizes the high and low intraday sales prices for our common stock as reported on the Nasdaq Global Select Market during fiscal 2019 and 2018.

	High	Low
Fiscal 2019
Fourth Quarter	$14.00	$11.77
Third Quarter	13.48	9.53
Second Quarter	12.82	9.17
First Quarter	11.55	9.93

Fiscal 2018
Fourth Quarter	$10.37	$9.31
Third Quarter	10.64	8.54
Second Quarter	9.72	8.42
First Quarter	11.48	9.14
As of July 27, 2019, we had 3,316 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During fiscal 2019, we repurchased and retired shares of our common stock pursuant to the stock repurchase program authorized by the Board of Directors. Refer to “Note 14. Stockholders' Equity” of Item 8 for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2013 and ending June 2018 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. The table below includes our stock performance prior to the separation of the Lumentum business as traded on the Nasdaq Global Select Market under the symbol “JDSU.” Historical stock price performance is not necessarily indicative of future stock price performance. For the purpose of this graph, the distribution of approximately 80.1% of the outstanding common stock of Lumentum to our stockholders, pursuant to which Lumentum became an independent company, is treated as a non-taxable cash dividend of $21.15 for every five shares of our common stock held, an amount equal to the closing price of Lumentum common stock on August 4, 2015 which was deemed reinvested in our common stock at the closing price on August 4, 2015.
*$100 invested on 6/30/14 in stock or index.

	6/2014	6/2015	6/2016	6/2017	6/2018	6/2019
VIAVI	$100.00	$92.86	$89.21	$141.69	$137.78	$178.82
S&P 500	100.00	105.25	107.07	123.63	138.68	150.07
Nasdaq Composite	100.00	113.13	109.86	139.30	170.37	181.62
Nasdaq Telecommunications	100.00	101.68	100.66	114.55	135.47	159.47

ITEM 6.    SELECTED FINANCIAL DATA
This table sets forth selected financial data of VIAVI for the periods indicated. This data should be read in conjunction with and is qualified by reference to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K and our audited consolidated financial statements, including the notes thereto and the other financial information included in Item 8. Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. The selected financial data presented in this section is not intended to replace the consolidated financial statements included in this report. Amounts provided below are (in millions, except share and per share amounts)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015
	(2) (6) (7)	(5) (7)	(2) (4) (7)	(2)(3)(4)	(1)(2)
Consolidated Statements of Operations Data:
Net revenue	$1,130.3	$875.7	$805.0	$906.3	$873.9
Income (loss) from continuing operations, net of tax	7.8	(48.6)	158.6	(50.4)	(131.4)
Income (loss) from discontinued operations, net of tax	(2.4)	—	1.6	(48.8)	43.3
Net income (loss)	$5.4	$(48.6)	$160.2	$(99.2)	$(88.1)

Net income (loss) per share from - basic:
Continuing operations	$0.03	$(0.21)	$0.69	$(0.22)	$(0.57)
Discontinued operations	(0.01)	—	0.01	(0.20)	0.19
Net income (loss)	$0.02	$(0.21)	$0.70	$(0.42)	$(0.38)

Net income (loss) per share from - diluted:
Continuing operations	$0.03	$(0.21)	$0.68	$(0.22)	$(0.57)
Discontinued operations	(0.01)	—	—	(0.20)	0.19
Net income (loss)	$0.02	$(0.21)	$0.68	$(0.42)	$(0.38)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016	June 27, 2015
	(6) (7)	(5) (7)	(4) (7)	(3) (4)	(1)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments, and short-term restricted cash	$526.5	$788.0	$1,447.8	$979.8	$825.6
Working capital	632.8	877.3	1,456.6	985.3	1,004.6
Total assets	1,815.1	2,026.8	2,113.1	1,678.1	2,210.6
Long-term obligations	805.3	738.7	1,095.8	762.4	722.8
Total stockholders’ equity	725.8	734.9	803.5	689.3	1,101.4

(1)	In the third quarter of fiscal 2015, we recognized a $21.8 million tax benefit upon the settlement of an audit in a non-U.S. jurisdiction.

(2)
During the first quarter of fiscal 2016, we completed the separation of Lumentum. Operations of Lumentum have been presented as discontinued operations in all periods of our Consolidated Statements of Operations.

(3)
During the fourth quarter of fiscal 2016, we recorded a $91.4 million goodwill impairment charge related to the SE reporting unit in the Consolidated Statements of Operations. Refer to “Note 9. Goodwill” for more information.

(4)
During fiscal years ended 2017 and 2016, we recorded $203.0 million and $71.5 million, respectively, gross realized gains on the sale of Lumentum common stock that was retained as part of the Separation. Refer to “Note 8. Investments, Forward Contracts and Fair Value Measurements” for more information.

(5)
During the first quarter of fiscal 2018 we acquired Trilithic Inc. During the third quarter of fiscal 2018 we acquired the AvComm and Wireless businesses of Cobham plc. Both transactions were accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2018 and fiscal 2019 includes the results of the acquired businesses subsequent to the respective acquisition dates. The Consolidated Balance Sheet as of June 30, 2018 and as of June 29, 2019 includes the acquired businesses’ financial position. Refer to “Note 6. Acquisitions” for more information.

(6)
During the second quarter of fiscal 2019 we acquired RPC Photonics, Inc. During the fourth quarter of fiscal 2019 we acquired 3Z Telecom, Inc. Both transactions were accounted for in accordance with the authoritative guidance on business combinations. The Consolidated Statement of Operations for fiscal 2019 includes the results of the acquired businesses subsequent to the respective acquisition dates. The Consolidated Balance Sheet as of June 29, 2019 includes the acquired businesses’ financial position. Refer to “Note 6. Acquisitions” for more information.

(7)	Reflects the impact of the new revenue recognition accounting standard (ASC 606) adopted in fiscal year 2019.

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
Our Industries and Developments
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,” “we,” “our,” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. Our Velocity program (“Velocity”) allows us to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands our reach into new market segments as well as expands our capability to sell and deliver solutions. We deliver end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. We are also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets.
To serve our markets, during fiscal 2019 we operated the following business segments:
•Network Enablement (“NE”);
•Service Enablement (“SE”); and
•Optical Security and Performance Products (“OSP”).
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
We also offer a range of product support and professional services designed to comprehensively address our customers’ requirements. These services include repair, calibration, software support and technical assistance for our products. We offer product and technology training as well as consulting services. Our professional services, provided in conjunction with system integration projects, include project management, installation and implementation.
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., CenturyLink, Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Solutions and Networks and Verizon Communications Inc.
Our NE products and associated services including acquired business are described below:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Fiber Instrument products; (c) Metro products; (d) RF Test products; (e) Radio Test products; and (f) Avionics products.
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; and (d) Wireless products.

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
Our portfolio of SE solutions addresses the same lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks, as our NE portfolio. Our solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. This provides our customers with enhanced network management, control and optimization that allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
SE customers include similar CSPs, NEMs, government organizations, large corporate customers and storage-segment customers that are served by our NE segment.
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security tools.
Assurance: Primarily consisting of our (a) Mature Products (Legacy Assurance, Legacy Wireline, Protocol Test, Video Assurance products and RAN) and (b) Growth Products (xSight, Packet Portal products, Location Intelligence).
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:

Revenue Recognition
In the first quarter of fiscal 2019, we adopted the revenue standard using the retrospective transition method which requires that we recast each prior period presented. The most significant impact of the revenue standard relates to our accounting for contracts containing software solutions bundled with post-contract support (“PCS”) and/or services where, due to lack of vendor-specific objective evidence (“VSOE”) of fair value, the software revenue was deferred and recognized ratably over the support or service period. Revenue associated with the software under these types of contracts will now be recognized when control of the software is transferred, which is usually at time of billing rather than ratably over the life of the support term. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances transfer of control and revenue recognition may differ from the time of billing. Revenue recognition under the revenue standard for the remainder of our products and services remains substantially unchanged.
We derive revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:

•
Products: NE and SE products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. Our OSP products include proprietary pigments used for optical security and optical filters used in commercial and government 3D Sensing applications.

•
Services: We also offer a range of product support and professional services designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.

Steps of revenue recognition
We account for revenue in accordance with the revenue standard, in which the following five steps are applied to recognize revenue:

1.
Identify the contract with a customer: Generally, we consider customer purchase orders which, in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before we consider an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable; and, (v) the agreement has commercial substance. We exercise reasonable judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures that we implement.

2.
Identify the performance obligations in the contract: We assess whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) our promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. Our performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes hardware support that extends beyond our standard warranties, software maintenance, installation, professional and implementation services, and training.

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

3.
Determine the transaction price: Transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. Our contracts may include terms that could cause variability in the transaction price including rebates, sales returns, market incentives and volume discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information. If a contract includes a variable amount, the price adjustments are estimated at contract inception. In both cases, estimates are updated at the end of each reporting period as additional information becomes available.

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by us, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative standalone selling price (“SSP”). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if we have evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customers receive and/or consume the benefits.

Investments
Our investments are primarily investments in debt securities which are classified as available-for-sale investments or trading securities, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive (loss).
We periodically review these debt investments for impairment. If a debt security’s fair value is below amortized cost and we either intend to sell the security or it is more likely than not that we will be required to sell the security before its anticipated recovery, we record an other-than-temporary impairment charge to current earnings for the entire amount of the impairment; if a debt security’s fair value is below amortized cost and we do not expect to recover the entire amortized cost of the security, we separate the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and our best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive (loss) income.
Our short-term investments are classified as current assets, include certain securities with stated maturities of longer than twelve months, are highly liquid and available to support our current operations.
Inventory Valuation
Our inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. On a quarterly basis, we assess the value of our inventory and write down those inventories determined to be obsolete or in excess of our forecasted usage to their market value. Our estimates of realizable value are based upon management analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. Our product line management personnel play a key role in our excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. Differences between actual market conditions and customer demand to our forecasts, may create favorable or unfavorable inventory positions, and may result in additional inventory write-downs or than higher expected income from operations. Our inventory amounts include material, labor, and manufacturing overhead costs.
Business Combinations
We use the acquisition method of accounting under the authoritative guidance on business combinations. Each acquired company’s operating results are included in our Consolidated Financial Statements beginning on the date of acquisition. The purchase price is equivalent to the fair value of consideration transferred. Tangible and identifiable intangible assets acquired and liabilities assumed as of the date of acquisition are recorded at their estimated fair values as of the acquisition date. Goodwill is recognized for the excess of purchase price over the net fair value of assets acquired and liabilities assumed.
The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed. With respect to intangible assets, critical estimates in valuing intangible assets include, but are not limited to, future cash flows from customer relationships, developed technology, trade names and acquired patents; and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill Valuation
Goodwill represents the excess of the purchase price paid, over the net fair value of assets acquired and liabilities assumed, to purchase an enterprise or asset. We test goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstance indicate that the asset may be impaired.
The accounting guidance provides us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in our operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in our stock price.
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
In the fourth quarter of fiscal 2019, we performed the goodwill impairment test in accordance with the authoritative guidance for NE and OSP reporting units, and determined no indicator of impairment. As of June 29, 2019, the SE reporting unit did not have any goodwill, all of which previously was fully impaired in the fourth quarter of fiscal 2016. Refer to “Note 9. Goodwill” for more information.
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
Restructuring Accrual
In accordance with authoritative guidance on accounting for costs associated with exit or disposal activities, generally costs associated with restructuring activities are recognized when they are incurred. However, in the case of leases, the expense is estimated and accrued when the property is vacated. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made from the time the property was vacated, including evaluating real estate market conditions for expected vacancy periods and sub-lease income. Additionally, a liability for post-employment benefits for workforce reductions related to restructuring activities is recorded when payment is probable and the amount is reasonably estimable. We continually evaluate the adequacy of the remaining liabilities under our restructuring initiatives. Although we believe that these estimates accurately reflect the costs of our restructuring plans, actual results may differ, thereby requiring us to record additional provisions or reverse a portion of such provisions.
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
Contingencies
We are subject to various potential loss contingencies arising in the ordinary course of business. In determining a loss contingency, we consider the likelihood of loss or impairment of an asset or the incurrence of a liability, as well as its ability to reasonably estimate the amount of loss. An estimated loss is accrued when it is probable that an asset has been impaired, a liability has been incurred and the amount of loss can be reasonably estimated. We regularly evaluate current information available to determine whether such accruals should be adjusted and whether new accruals are required.
Contingent liabilities include contingent consideration in connection with our acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the Selling, general and administrative expense of our Consolidated Statements of Operations. Contingent consideration is valued using significant Level 3 inputs, that are not observable in the market pursuant to fair value measurement accounting. We believe the estimates and assumptions are reasonable, however, there is significant judgment and uncertainty involved.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Segment net revenue:
Network Enablement	65.3%	61.6%	55.3%
Service Enablement	9.1	13.5	15.9
Optical Security and Performance	25.6	24.9	28.8
Net revenue	100.0	100.0	100.0
Cost of revenues	39.4	41.2	38.7
Amortization of acquired technologies	3.0	3.0	1.8
Gross profit	57.6	55.8	59.5
Operating expenses:
Research and development	16.5	15.2	16.9
Selling, general and administrative	30.4	37.1	37.3
Amortization of other intangibles	3.4	2.4	1.7
Restructuring and related charges	1.4	0.9	2.7
Total operating expenses	51.7	55.6	58.6
Income from operations	5.9	0.2	0.9
Interest income and other income, net	0.6	1.1	1.6
Gain on sale of investments	—	—	25.2
Interest expense	(3.0)	(5.3)	(5.3)
Income (loss) from continuing operations before income taxes	3.5	(4.0)	22.4
Provision for income taxes	2.8	1.5	2.7
Income (loss) from continuing operations, net of taxes	0.7	(5.5)	19.7
(Loss) income from discontinued operations, net of taxes	(0.2)	—	0.2
Net income (loss)	0.5%	(5.5)%	19.9%

Financial Data for Fiscal 2019, 2018 and 2017
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2019	2018	Change	Percent Change	2018	2017	Change	Percent Change
Segment net revenue:
NE	$737.8	$539.1	$198.7	36.9%	$539.1	$445.1	$94.0	21.1%
SE	103.4	118.5	(15.1)	(12.7)	118.5	127.7	(9.2)	(7.2)
OSP	289.1	218.1	71.0	32.6	218.1	232.2	(14.1)	(6.1)
Net revenue	$1,130.3	$875.7	$254.6	29.1%	$875.7	$805.0	$70.7	8.8%

Amortization of acquired technologies	$34.4	$26.7	$7.7	28.8%	$26.7	$14.3	$12.4	86.7%
Percentage of net revenue	3.0%	3.0%			3.0%	1.8%

Gross profit	$651.4	$488.4	$163.0	33.4%	$488.4	$479.0	$9.4	2.0%
Gross margin	57.6%	55.8%			55.8%	59.5%

Amortization of intangibles	$38.1	$21.0	$17.1	81.4%	$21.0	$14.0	$7.0	50.0%
Percentage of net revenue	3.4%	2.4%			2.4%	1.7%

Research and development	$187.0	$133.3	$53.7	40.3%	$133.3	$136.3	$(3.0)	(2.2)%
Percentage of net revenue	16.5%	15.2%			15.2%	16.9%

Selling, general and administrative	$343.5	$323.9	$19.6	6.1%	$323.9	$300.1	$23.8	7.9%
Percentage of net revenue	30.4%	37.1%			37.1%	37.3%

Restructuring and related charges	$15.4	$8.3	$7.1	85.5%	$8.3	$21.6	$(13.3)	(61.6)%
Percentage of net revenue	1.4%	0.9%			0.9%	2.7%

Interest and other income, net	$6.7	$9.8	$(3.1)	(31.6)%	$9.8	$13.1	$(3.3)	(25.2)%
Percentage of net revenue	0.6%	1.1%			1.1%	1.6%

Interest expense	$(34.3)	$(47.3)	$13.0	(27.5)%	$(47.3)	$(43.2)	$(4.1)	9.5%
Percentage of net revenue	(3.0)%	(5.4)%			(5.4)%	(5.4)%

Gain (loss) on sale of investments	$(0.5)	$(0.1)	$(0.4)	400.0%	$(0.1)	$203.1	$(203.2)	(100.0)%
Percentage of net revenue	—%	—%			—%	25.2%

Provision for income taxes	$31.5	$12.9	$18.6	144.2%	$12.9	$21.4	$(8.5)	(39.7)%
Percentage of net revenue	2.8%	1.5%			1.5%	2.7%

(Loss) income from discontinued operations, net of taxes	$(2.4)	$—	$(2.4)	—%	$—	$1.6	$(1.6)	(100.0)%
Percentage of net revenue	(0.2)%	—%			—%	0.2%
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

Fiscal 2019 and 2018
If currency exchange rates had been constant in fiscal 2019 and 2018, our consolidated net revenue in “constant dollars” would have increased by approximately $13.7 million, or 1.2% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2019 and 2018, our consolidated operating expenses in “constant dollars” would have increased by approximately $10.1 million, or 0.9% of net revenue.
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
Fiscal 2019 and 2018
Net revenue increased by $254.6 million, or 29.1%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to increase from our NE and OSP segment, partially offset by revenue decrease from our SE segment.
Product revenues increased by $231.7 million, or 30.0%, during fiscal 2019 compared to fiscal 2018. This increase was primarily from our NE and OSP segment as discussed below.
Service revenues increased $22.9 million, or 22.2%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to increased support revenue from the NE segment primarily driven by revenues from AW business acquired in the third quarter of fiscal 2018, partially offset by a decline in support contract renewals from the SE segment as discussed below.
NE net revenue increased by $198.7 million, or 36.9%, during fiscal 2019 compared to fiscal 2018. This increase was primarily driven by revenues from AW business acquired in the third quarter of fiscal 2018, 5G wireless secular growth trend and organic growth in our Fiber business across Lab and Field Instruments. This increase was partially offset by revenue declines primarily in Cable products from a year ago peak levels driven by DOCSIS 3.1 upgrade cycle.
SE net revenue decreased by $15.1 million, or 12.7%, during fiscal 2019 compared to fiscal 2018. This decrease was primarily driven by a decline in our Data Center customer demand and from the expected run-off in our Mature Assurance products due to a decline in support renewal contracts. This decrease was partially offset by an increase in our Growth Assurance product portfolio.
OSP net revenue increased by $71.0 million, or 32.6%, during fiscal 2019 compared to fiscal 2018. This increase was primarily driven by increase in demand from our Anti-Counterfeiting products due to bank note redesign and higher revenue from our Consumer and Industrial products, due to higher demand for our 3D Sensing optical filters and newly acquired Engineered DiffusersTM products as smartphones increased its technology adoption for facial recognition applications.

Fiscal 2018 and 2017
Net revenue increased by $70.7 million, or 8.8%, during fiscal 2018 compared to fiscal 2017. There have not been any significant changes in our pricing strategy. This increase was primarily due to increase in our NSE revenue, partially offset by decrease in our OSP revenue as discussed below.
Product revenues increased by $66.5 million, or 9.4%, during fiscal 2018 compared to fiscal 2017. This increase was primarily due to product revenue increase in NE segment due to increase in both Field and Lab Instrument product portfolio, primarily from Cable products and AW businesses acquired in the third quarter of fiscal 2018.
Service revenues increased $4.2 million, or 4.2%, during fiscal 2018 compared to fiscal 2017. This increase was due to a combination of Trilithic and AW related service revenue as a result of the acquisitions and increase in support activities from SE segment Data Center products.
NE net revenue increased by $94.0 million or 21.1%, during fiscal 2018 compared to fiscal 2017. This increase was primarily driven by revenue from the acquired AW business in fiscal 2018, and organic growth in Field Instrument demand contributed by strength in Cable, which was driven by the DOCSIS 3.1 deployment. This increase was partially offset by net revenue decrease in our organic Lab Instruments products driven by weak demand from our Optical Components customers.
SE net revenue decreased by $9.2 million, or 7.2%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by net revenue decreases from our Assurance offerings. The decrease was attributable to the planned restructuring initiated in fiscal 2017 that narrowed the scope of SE segment and our Mature Assurance product offerings being negatively impacted by service maintenance contracts expiration, offset by net revenue increase from our Data Center primarily from current period large deals and renewals.
OSP net revenue decreased by $14.1 million, or 6.1%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by revenue decrease from Anti-Counterfeiting products which benefited from a major banknote redesign a year ago, partially offset by revenue growth in 3D Sensing revenue from Consumer and Industrial products and from Government products.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, profitability and general financial performance, and that could create quarter over quarter variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies could negatively impact reported revenue.
Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) the impact of ongoing global trade policies, tariffs and sanctions; and (f) regulatory or economic developments that slow or change the rate of adoption of 5G, 3D Sensing and other emerging secular technologies and platforms.
In fiscal 2020, we expect to see an increase in net revenue from our NSE business segment driven by macro industry technology trends from 5G wireless testing and deployment, and FTTX deployment. In our OSP segment, while the Anti-Counterfeiting product pipeline remains robust, visibility remains limited and we don’t expect to see revenue uptick until sometime in calendar year 2020.  We also expect to see 3D Sensing revenue increase in fiscal 2020 driven by increased adoption of this technology on multiple mobile devices.

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

	Years Ended
	June 29, 2019		June 30, 2018		July 1, 2017
Americas:
United States	$342.1	30.3%	$335.5	38.3%	$300.0	37.3%
Other Americas	84.2	7.4%	81.0	9.3%	72.7	9.0%
Total Americas	$426.3	37.7%	$416.5	47.6%	$372.7	46.3%

Asia-Pacific:
Greater China	$216.6	19.1%	$128.6	14.7%	$100.9	12.5%
Other Asia	155.6	13.8%	85.2	9.7%	74.0	9.2%
Total Asia-Pacific	$372.2	32.9%	$213.8	24.4%	$174.9	21.7%

EMEA:
Switzerland	$97.0	8.6%	$75.3	8.6%	$124.1	15.4%
Other EMEA	234.8	20.8%	170.1	19.4%	133.3	16.6%
Total EMEA	$331.8	29.4%	$245.4	28.0%	$257.4	32.0%

Total net revenue	$1,130.3	100.0%	$875.7	100.0%	$805.0	100.0%
Net revenue from customers outside the Americas for the fiscal years ended 2019, 2018 and 2017 represented 62.3%, 52.4% and 53.7% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2019 increased by 1.8% to 57.6% from 55.8% in fiscal 2018. This increase was primarily driven by higher revenue volume and favorable product mix within our NE segment and a decrease in acquisition related costs incurred from our past acquisitions. The increase was partially offset by gross margin reduction in our SE segment and increase in amortization of acquired developed technology from recent acquisitions. This is discussed below.
Gross margin in fiscal 2018 decreased 3.7% to 55.8% from 59.5% in fiscal 2017. This decrease was primarily driven by gross margin reduction in our NE and OSP segments as discussed below in the “Operating Segment Information” section and higher amortization of intangibles related to the acquired Trilithic and AW business. This decrease was partially offset by gross margin improvement in our SE segment.
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
Research and Development
R&D expense increased by $53.7 million, or 40.3%, during fiscal 2019 compared to fiscal 2018. This increase was driven by full period R&D expense from acquisitions in the past, in particular the AW business acquired in the third quarter of fiscal 2018 and higher investments to support the demand of our Wireless and fiber product. As a percentage of revenue net revenue R&D increased by 1.3% during fiscal 2019 compared to fiscal 2018.
R&D expense decreased by $3.0 million, or 2.2%, during fiscal 2018 compared to fiscal 2017. This decrease was primarily driven by net cost savings realized from our strategic restructuring activities related to site consolidations and internal reorganizations to align our investment strategy, particularly offset by incremental R&D expense from acquired Trilithic and AW businesses. As a percentage of net revenue R&D decreased by 1.7% during fiscal 2018 compared to fiscal 2017 as we continue to execute targeted cost savings initiatives.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $19.6 million, or 6.1%, in fiscal 2019 compared to fiscal 2018. This increase was primarily due to incremental SG&A expense from the AW business acquired in the third quarter of fiscal 2018, on-going investment in upgrading our ERP and related systems, partially offset by the decrease of acquisition related costs from a year ago high levels, decrease in fair value of RPC earn-out liability of $5.9 million, the reduction in net expenses driven by our recent restructuring activities and on-going cost reduction efforts. As a percentage of net revenue, SG&A decreased 6.7% in fiscal 2019.
SG&A expense increased by $23.8 million, or 7.9%, in fiscal 2018 compared to fiscal 2017. This increase was primarily due to acquisition and integration related costs, as well as incremental SG&A expense from Trilithic and AW business, particularly offset by reduction in expenses with our strategic restructuring activities and on-going cost reduction efforts. As a percentage of net revenue, SG&A remained relatively flat in fiscal 2018.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain charges unrelated to our core operating performance, such as acquisitions and integration related expenses and litigation expenses, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2019 increased $24.8 million, or 52.0%, to $72.5 million from $47.7 million in fiscal 2018. This increase is primarily due to the acquisition of RPC, acquired in October 2018, and a full period of amortization from the acquisition AW, acquired in the third quarter of fiscal 2018 which contributed $34.7 million incremental charge; partially offset by the impact from intangible assets becoming fully amortized in 2018 and 2019.
Amortization of acquired technologies and intangibles for fiscal 2018 increased $19.4 million, or 68.6%, to $47.7 million from $28.3 million in fiscal 2017. This increase is primarily due to the acquisitions of AW and Trilithic during the third quarter of fiscal 2018 that contributed $27.4 million incremental charge; partially offset by the impact of foreign exchange and acquisition related intangible assets becoming fully amortized in 2017 and 2018.
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
In connection with the AW acquisition, we recorded an IPR&D assets, at their fair value and account for them as indefinite-lived intangible assets that shall last until the completion or abandonment of the associated research and development projects of $9.0 million. During the third quarter of fiscal 2019, the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years. See “Note 10. Acquired Developed Technology and Other Intangibles” of the notes to our Consolidated Financial Statements for more detail.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $24.4 million excluding any one-time charges as a result of the restructuring activities initiated in the past year. Refer to “Note 12. Restructuring and Related Charges” for more information.
As of June 29, 2019, our total restructuring accrual was $8.8 million.
During fiscal 2019, we recorded $15.4 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within our Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive our strategy for organizational alignment and consolidation as part of our continued commitment to a more cost effective and agile organization and to improve overall profitability of the NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, we updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. As a result, a total restructuring charge of $16.1 million, for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia was recorded in the year ended June 29, 2019. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

During fiscal 2018, we recorded $8.3 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the second quarter of fiscal 2018, management approved a plan within NE business segment related to the integration of the Trilithic business acquired in the first quarter of fiscal 2018. As a result, a restructuring charge of $3.3 million, $2.3 million for lease costs and $1.0 million severance and employee benefits for approximately 40 employees primarily in manufacturing and SG&A functions located in the United States. Payments related to the lease exit costs and severance and benefits accrual were paid by the end of the first quarter of fiscal 2019.

ii.
During the fiscal 2017, we implemented a plan in the NE and SE business segments as part of our continued strategy to improve profitability in the NSE business by narrowing the scope of the SE business and reducing costs by streamlining NSE operations. During the second and fourth quarter of fiscal 2018, the headcount impact by this plan was increased by approximately 60 employees and as a result, a restructuring charge of $2.7 million was recorded for severance and employee benefits. As a result, approximately 360 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia were impacted. Payments related to the severance and benefits accrual were paid by the end of the first quarter of fiscal 2019.

iii.
During the third quarter of fiscal 2017, we implemented a plan in the NE and SE segment to exit the leased site in Colorado Springs, Colorado. In the first quarter of fiscal 2018, we exited the site in Colorado Springs and recorded a lease exit cost of $1.6 million which was paid off in the third quarter of fiscal 2018.

During fiscal 2017, we recorded $21.6 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the fourth quarter of fiscal 2017, we implemented a plan within the OSP business segment to realign its operations and exit from the printed security product offering. As a result, we recorded a restructuring charge of $0.8 million for severance and employee benefits for approximately 30 employees in manufacturing and SG&A functions located in the United States. Payments related to the severance and benefits accrual were paid by the end of the third quarter of fiscal 2018.

ii.
During the second and third quarters of fiscal 2017, we implemented a plan within the NE and SE business segments as part of our continued strategy to improve profitability in the NSE business by narrowing the scope of the SE business and reducing costs by streamlining NSE operations. As a result, we recorded a restructuring charge of $21.0 million for severance and employee benefits for approximately 300 employees in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual were paid by the end of the first quarter of fiscal 2019.

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

Interest Income and Other Income, Net
Interest income and other income, net was $6.7 million in fiscal 2019 as compared to $9.8 million in fiscal 2018. This $3.1 million decrease was primarily driven by a decrease in interest income in the amount of $7.9 million during fiscal 2019 due to decrease in investment balance in the US and much lower yield on money market fund in China, offset by repurchase of our 2033 Notes in the amount of $5.0 million during fiscal 2018 with no such loss recorded in fiscal 2019.
Interest income and other income, net was $9.8 million in fiscal 2018 as compared to $13.1 million in fiscal 2017. This $3.3 million decrease was primarily driven by $3.9 million more loss from the extinguishment of our 2033 Notes; $2.3 million unfavorable foreign exchange impact as the balance sheet hedging program provided an unfavorable offset to the remeasurement of underlying foreign exchange exposures during the current period; and a $3.0 million gain on sale of other assets in fiscal 2017. This was partially offset by interest income increase of $4.8 million primarily due to higher cash and short-term investment balances coupled with higher yields.
Gain on Sale of Investments
During fiscal 2019, we realized a loss on investments of $0.5 million, from its fixed income investments
During fiscal 2018, we realized a loss on investments of $0.1 million, from its fixed income investments.
During fiscal 2017, we sold approximately 7.2 million shares of Lumentum common stock which were retained as part of a Separation. We recognized a realized gain of $203.0 million from the sale.
Refer to “Note 8. Investments, Forward Contracts and Fair Value Measurements” for more information.
Interest Expense
Interest expense decreased by $13.0 million, or 27.5%, during fiscal 2019 compared to fiscal 2018. This was primarily due to a decrease in debt discount accretion from the 2033 Notes as the notes were fully redeemed or converted in the second quarter of fiscal 2019, offset by the accretion of debt discount from the issuance of the 2023 Notes in the fourth quarter of fiscal 2018.
Interest expense increased by $4.1 million, or 9.5%, during fiscal 2018 compared to fiscal 2017. This was primarily due to the full-year accretion of unamortized debt discount and debt issuance cost related to the 2024 Notes, which were issued in March 2017.
Provision for Income Tax
Fiscal 2019 Tax Expense
We recorded an income tax expense of $31.5 million for fiscal 2019. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2019 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2019, the valuation allowance for deferred tax assets increased by $23.2 million primarily due to the net increase of deferred tax assets resulting from the inclusion of our foreign subsidiaries in the US tax return as a consequence of U.S. Tax Cuts and Jobs Act enacted in December 2017. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2018 Tax Expense
We recorded an income tax expense of $12.9 million for fiscal 2018. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2018 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
On December 22, 2017, the U.S. Tax Cuts and Jobs Act (the “Act”) was enacted. Income tax effects resulting from changes in tax laws were accounted for by us in accordance with the authoritative guidance and the effects were recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, we recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, our fiscal 2018 net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, our deferred tax liability associated with indefinite-lived intangible assets was offset against these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of the valuation allowance.
The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (“E&P”) which had previously been deferred from U.S. income tax. The deemed repatriation was reported in our fiscal 2018 U.S. Tax return. We completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries during the quarter ended December 29, 2018. The change in estimate did not materially impact our financial statements.
The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. We have remeasured our U.S. deferred tax assets and liabilities which resulted in a net reduction of $734.9 million of our net deferred tax assets and an equal and offsetting reduction to the valuation allowance against these deferred tax assets.
Upon adoption of the new guidance on share-based payment awards, we had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. The deferred tax asset recorded for these net operating loss carryforwards was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the year ended June 30, 2018.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2018, the valuation allowance for deferred tax assets decreased by $712.9 million primarily due to the remeasurement of the US deferred tax assets and liabilities related to U.S. Tax Cuts and Jobs Act. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Fiscal 2017 Tax Expense
We recorded an income tax expense of $21.4 million for fiscal 2017. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2017 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2017, the valuation allowance for deferred tax assets decreased by $77.5 million primarily due the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Discontinued Operations
Our discontinued operations activities during fiscal 2019 and 2017 related to the Separation on August 1, 2015.
Lumentum Separation
As a result of the Separation, the financial results of Lumentum are presented as discontinued operations during fiscal 2019 and 2017. Net income (loss) attributable to the Lumentum discontinued operations was $2.4 million loss during fiscal 2019. There was no impact from discontinued operations during fiscal 2018. Net income (loss) attributable to the Lumentum discontinued operations was $1.6 million income during fiscal 2017.
Operating Segment Information (in millions):

	2019	2018	Change	Percentage Change	2018	2017	Change	Percentage Change
NE
Net revenue	$737.8	$539.1	$198.7	36.9%	$539.1	$445.1	$94.0	21.1%
Gross profit	473.3	334.3	139.0	41.6%	334.3	287.5	46.8	16.3%
Gross margin	64.2%	62.0%			62.0%	64.6%

SE
Net revenue	$103.4	$118.5	$(15.1)	(12.7)%	$118.5	$127.7	$(9.2)	(7.2)%
Gross profit	71.0	82.6	(11.6)	(14.0)%	82.6	78.0	4.6	5.9%
Gross margin	68.7%	69.7%			69.7%	61.1%

NSE
Net revenue	$841.2	$657.6	$183.6	27.9%	$657.6	$572.8	$84.8	14.8%
Operating income	99.6	43.6	56.0	128.4%	43.6	0.5	43.1	8,620.0%
Operating margin	11.8%	6.6%			6.6%	0.1%

OSP
Net revenue	$289.1	$218.1	$71.0	32.6%	$218.1	$232.2	$(14.1)	(6.1)%
Gross profit	145.8	115.2	30.6	26.6%	115.2	133.8	(18.6)	(13.9)%
Gross margin	50.4%	52.8%			52.8%	57.6%
Operating income	98.0	78.2	19.8	25.3%	78.2	100.5	(22.3)	(22.2)%
Operating margin	33.9%	35.9%			35.9%	43.3%
Network Enablement
NE gross margin increased 2.2% during fiscal 2019 to 64.2% from 62.0% in fiscal 2018. This increase was primarily due to higher revenue volume and gross margin improvement from favorable product mix in our Field Instrument and Lab Instrument products driven by both organic revenue growth from our fiber and acquired AW business product offerings.
NE gross margin decreased 2.6% during fiscal 2018 to 62.0% from 64.6% in fiscal 2017. This decrease was primarily due to unfavorable product mix as Lab Instrument revenue declined.
Service Enablement
SE gross margin decreased 1.0% during fiscal 2019 to 68.7% from 69.7% in fiscal 2018. This decrease was primarily due to lower revenue and unfavorable product mix from the continued run-off of higher margin Mature Assurance solutions and declines in revenue from Data Center products.
SE gross margin increased 8.6% during fiscal 2018 to 69.7% from 61.1% in fiscal 2017. This increase was primarily due to favorable product mix from growth in Data Center product revenue and absence of lower margin pass-through hardware revenue mix in our Growth Assurance offerings in the same period a year ago.

Network and Service Enablement
NSE operating margin increased 5.2% during fiscal 2019 to 11.8% from 6.6% in fiscal 2018. The increase in operating margin was primarily driven by continuing efficient cost management including restructuring, cost synergies realized from the acquisition as well as the benefit of higher operating leverage from increased revenue volume due to the acquired AW business.
NSE operating margin increased 6.5% during fiscal 2018 to 6.6% from 0.1% in fiscal 2017. The increase in operating margin was primarily driven by reduction in NSE operating expense across all function lines as we executed our strategy and cost reduction initiatives. Operating income accretion from acquired businesses further expanded the operating margin.
Optical Security and Performance Products
OSP gross margin decreased by 2.4% during fiscal 2019 to 50.4% from 52.8% in fiscal 2018. This decrease was primarily due to unfavorable product mix from the increasing revenue contribution from 3D Sensing products within our consumer and industrial product portfolio with inherently lower gross margins.
OSP gross margin decreased by 4.8% during fiscal 2018 to 52.8% from 57.6% in fiscal 2017. This decrease was primarily due to unfavorable product mix driven by lower revenue from Anti-Counterfeiting products coupled with incremental revenue from 3D Sensing products.
OSP operating margin decreased 2.0% during fiscal 2019 to 33.9% from 35.9% in fiscal 2018. The decrease in operating margin was primarily due to lower gross margins as discussed above and targeted investments in our operating expenses as we expand our 3D sensing products within consumer industrial product portfolio.
OSP operating margin decreased 7.4% during fiscal 2018 to 35.9% from 43.3% in fiscal 2017. The decrease in operating margin was primarily due to decrease in gross margin as discussed above and higher operating expense as a percentage of revenue.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 29, 2019. As of June 29, 2019, U.S. subsidiaries owned approximately 25.3% of our cash and cash equivalents, short-term investments and restricted cash.
As of June 29, 2019, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the year ended June 29, 2019, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
During fiscal 2019, we fully repurchased and redeemed our 0.625% Senior Convertible Notes. Refer to “Note 11. Debt” for more information.
Year Ended June 29, 2019
As of June 29, 2019, our combined balance of cash and cash equivalents, short-term investments and short-term restricted cash decreased by $261.5 million to $526.5 million from $788.0 million as of June 30, 2018.
Cash provided by operating activities was $138.8 million, consisted of net income of $5.4 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount and net change in fair value of contingent liabilities) which totaled $172.3 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $38.9 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $22.3 million primarily due to a decrease in customer deposit and other accrued liabilities, an increase in accounts receivable of $15.2 million primarily driven by higher volume of billing and timing of collections, an increase in inventories of $15.4 million due to inventory build-up to support revenue growth for our Wireless, fiber and 3D sensing product offerings, an increase in other current and non-current assets of $2.5 million, and a decrease in deferred revenue of $3.1 million primarily due to a decrease in current deferred revenue. This was partially offset by cash inflows from an increase in accounts payable of $8.7 million driven by increased inventory purchases and timing of payments, an increase in accrued payroll and related expenses of $5.9 million due to timing of salary and bonus payments, and an increase in income taxes payable of $5.0 million.
Cash provided by investing activities was $80.6 million, primarily related to $167.2 million of net sales and maturities of available-for-sale debt securities and $5.4 million proceeds from sales of assets. Offset by $47.0 million cash used for acquisitions and $45.0 million of cash used for capital expenditures.
Cash used in financing activities was $300.4 million, primarily resulting from $276.9 million used for redemption of our 2033 Notes, $11.2 million of cash used to repurchase common stock, $15.5 million in withholding tax payment on vesting of restricted stock awards and $2.2 million in payment of financing obligations and issuance cost of our 1.75% senior convertible Notes. This was offset by $5.4 million in proceeds from the exercise of stock options and the issuance of common stock under our Amended and Restated 1998 Employee Stock Purchase Plan (the “ESPP”).
Year Ended June 30, 2018
As of June 30, 2018, our combined balance of cash and cash equivalents, short-term investments and short-term restricted cash decreased by $659.8 million to $788.0 million from $1,447.8 million as of July 1, 2017.
Cash provided by operating activities was $66.0 million, consisted of net loss of $48.6 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and loss on extinguishment of debt) which totaled $153.1 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $38.5 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $51.9 million primarily driven by higher volume of billing and timing of collections in both our acquired AW business and our organic business, an increase in inventories of $5.5 million due to inventory build-up primarily for our 3D sensing products, a decrease in accrued payroll and related expenses of $3.0 million due to timing of salary and bonus payments and a decrease in accrued expenses and other current and non-current liabilities of $2.3 million. This was partially offset by cash inflows from an increase in accounts payable of $13.2 million driven by the timing of payments and higher transaction cost from our acquisitions, a decrease in other current and non-current assets of $2.6 million primarily driven by change in forward contract and prepaid inventory, an increase in deferred revenue of $7.3 million due to higher volume in Wireless business and future features for 5G business partly offset by amortization of support agreements and the release of revenue upon customer acceptance, and an increase in income taxes payable of $1.1 million.
Cash used in investing activities was $286.5 million, primarily related to $509.9 million cash used for the acquisition of the AW business and Trilithic, $42.5 million of cash used for capital expenditures offset by $260.1 million of net purchase, sales and maturities of available-for-sale debt securities and $5.8 million proceeds from sales of assets.
Cash used in financing activities was $180.5 million, primarily resulting from $353.3 million used for repurchase of our 2033 Notes, $40.8 million of cash used to repurchase common stock under our share repurchase program, $13.3 million in withholding tax payment on vesting of restricted stock awards and $3.0 million in payment of financing obligations and issuance cost of our 1% senior convertible Notes, offset by $225.0 million proceed from issuance of 1% senior convertible Notes and $4.9 million in proceeds from the exercise of stock options and the issuance of common stock under the ESPP.
Year Ended July 1, 2017
As of July 1, 2017, our combined balance of cash and cash equivalents, short-term investments and short-term restricted cash increased by $468.0 million to $1,447.8 million from $979.8 million as of July 2, 2016.
Cash provided by operating activities was $94.3 million, consisted of net income of $160.2 million adjusted for non-cash charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and loss on extinguishment of debt) which totaled $139.6 million, including changes in deferred tax balances less gain on sales of investments of $203.1 million, offset by changes in operating assets and liabilities that used $2.4 million. Changes in our operating assets and liabilities related primarily to a decrease in deferred revenue of $20.6 million due to amortization of support agreements and the release of revenue upon customer acceptance, an increase in other current and non-current assets of $18.2 million primarily due to change in forward contract that were effectively closed but not settled at year end and other prepayments, a decrease in accounts payable of $14.8 million due to higher payment activity and lower overall spend. This was partially offset by cash inflows from an increase in accrued expenses and other current and non-current liabilities of $29.3 million primarily due to customer deposit offset by restructuring payments and a decrease in accounts receivable of $23.7 million primarily driven by timing of collections.
Cash provided by investing activities was $113.5 million, primarily resulting from $831.5 million of proceeds from the sales and maturities of available-for-sale investments and other assets, which included proceeds of $265.0 million from the sale of 7.2 million shares of Lumentum common stock in fiscal 2017, partially offset by $679.4 million of purchases of available-for-sale investments and $38.6 million of cash used for capital expenditures. As of July 1, 2017, we have sold all of our ownership of Lumentum common stock.
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
Contractual Obligations
The following summarizes our contractual obligations at June 29, 2019, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$3.6	$0.4	$1.7	$0.4	$1.1
Debt:
2023 1.75% senior convertible notes	225.0	—	—	225.0	—
2024 1% senior convertible notes	460.0	—	—	460.0	—
Estimated interest payments	36.9	8.5	17.1	11.3	—
Purchase obligations (1)	76.2	70.5	5.6	0.1	—
Operating lease obligations (1)	41.6	11.7	18.2	6.4	5.3
Non-cancelable leaseback obligations (1)	36.1	3.5	6.7	4.8	21.1
Royalty payment	3.9	0.7	1.7	1.2	0.3
Pension and post-retirement benefit payments (2)	110.1	8.1	10.6	12.3	79.1
Total	$993.4	$103.4	$61.6	$721.5	$106.9

(1)	Refer to “Note 17. Commitments and Contingencies” for more information.

(2)	Refer to “Note 16. Employee Pension and Other Benefit Plans” for more information.
As of June 29, 2019, we have accrued on our Consolidated Balance Sheet $0.3 million in connection with restructuring and related activities relating to our operating lease obligations disclosed above, of which $0.2 million was included in other current liabilities and $0.1 million was included in other non-current liabilities.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $76.2 million of purchase obligations as of June 29, 2019, $17.7 million are related to inventory and the other $58.5 million are non-inventory items.
As of June 29, 2019, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
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
Liquidity and Capital Resources Requirement
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes and/or 2024 Notes prior to their maturity or of our common stock;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	compliance with covenants and other terms and conditions related to our financing arrangements.
Employee Equity Incentive Plan
Our stock option and Full Value Award program is a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. As of June 29, 2019, we have available for issuance 10.9 million shares of common stock for grant primarily under our Amended and Restated 2003 Equity Incentive Plan (the “2003 Plan”). The exercise price for the options is equal to the fair market value of the underlying stock at the date of grant. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years post grant date. Full Value Awards refer to restricted stock units (“RSUs”), market-based RSUs (“MSUs”) and performance-based RSUs (“PSUs”). The fair value of MSUs is estimated using the Monte Carlo simulation option pricing model. The MSUs have vesting requirements tied to the performance of our stock as compared to the Nasdaq telecommunications index, and could vest at a higher or lower rate or not at all, based on this relative performance. The PSUs have vesting requirements tied to our performance. We estimate the fair value of stock options and awards under the ESPP using the Black-Scholes Merton (“BSM”) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock. Refer to “Note 15. Stock-Based Compensation” for more information.
Employee Defined Benefit Plans and Other Post-retirement Benefits
We sponsor significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. We also are responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition. Most of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010.
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of June 29, 2019, our pension plans were underfunded by $110.1 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.4 million and $7.4 million per annum. In addition, we expect to contribute approximately $0.7 million to the U.K. plan during fiscal 2020.
During fiscal 2019, we (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.5 million or approximately $0.6 million, while in fiscal 2018, we contributed £0.8 million or approximately $1.0 million to its U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50 basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.2 million based upon data as of June 29, 2019.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Foreign Exchange Risk
We use foreign exchange forward contracts to hedge foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables. Our foreign exchange forward contracts are accounted for as derivatives whereby the fair value of the contracts are reflected as other current assets or other current liabilities and the associated gains and losses are reflected in interest and other income, net in the Consolidated Statements of Operations. Our hedging programs reduce, but do not eliminate, the impact of currency exchange rate movements. The gains and losses on those derivatives are expected to be offset by re-measurement gains and losses on the foreign currency denominated monetary assets and liabilities.
As of June 29, 2019, we had forward contracts that were effectively closed but not settled with the counterparties by year end. The fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of June 29, 2019, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 29, 2019 and June 30, 2018, the notional amounts of the forward contracts that we held to purchase foreign currencies were $117.8 million and $167.5 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $31.3 million and $28.6 million, respectively.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates. As of June 29, 2019, a hypothetical 100 basis point increase or decrease in interest rates would not result in a material change in the fair value of our available-for-sale debt instruments held that are sensitive to changes in interest rates.
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
Debt
The fair values of our 2023 and 2024 Notes are subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 29, 2019, the fair value of the 2023 Notes was $261.3 million and the fair value of the 2024 Notes was approximately $540.8 million. Refer to “Note 11. Debt” for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of June 29, 2019 and June 30, 2018 and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 29, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 29, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2019 and June 30, 2018, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers as of July 1, 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
August 27, 2019

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Revenues:
Product revenue	$1,004.2	$772.5	$706.0
Service revenue	126.1	103.2	99.0
Total net revenue	1,130.3	875.7	805.0
Cost of revenues:
Product cost of revenue	394.8	310.6	259.6
Service cost of revenue	49.7	50.0	52.1
Amortization of acquired technologies	34.4	26.7	14.3
Total cost of revenues	478.9	387.3	326.0
Gross profit	651.4	488.4	479.0
Operating expenses:
Research and development	187.0	133.3	136.3
Selling, general and administrative	343.5	323.9	300.1
Amortization of other intangibles	38.1	21.0	14.0
Restructuring and related charges	15.4	8.3	21.6
Total operating expenses	584.0	486.5	472.0
Income from operations	67.4	1.9	7.0
Interest income and other income (expense), net	6.7	9.8	13.1
(Loss) gain on sale of investments	(0.5)	(0.1)	203.1
Interest expense	(34.3)	(47.3)	(43.2)
Income (loss) from continuing operations before income taxes	39.3	(35.7)	180.0
Provision for income taxes	31.5	12.9	21.4
Income (loss) from continuing operations, net of taxes	7.8	(48.6)	158.6
(Loss) income from discontinued operations, net of taxes	(2.4)	—	1.6
Net income (loss)	$5.4	$(48.6)	$160.2

Net income (loss) per share from - basic:
Continuing operations	$0.03	$(0.21)	$0.69
Discontinued operations	(0.01)	—	0.01
Net income (loss)	$0.02	$(0.21)	$0.70

Net income (loss) per share from - diluted:
Continuing operations	$0.03	$(0.21)	$0.68
Discontinued operations	(0.01)	—	—
Net income (loss)	$0.02	$(0.21)	$0.68

Shares used in per-share calculations:
Basic	228.1	227.1	229.9
Diluted	231.2	227.1	234.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Net income (loss)	$5.4	$(48.6)	$160.2
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(27.0)	(8.5)	4.8
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	0.3	(0.6)	92.1
Less: reclassification adjustments included in net income (loss)	0.5	0.1	(201.9)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial (losses) gains arising during period	(7.3)	(2.8)	0.7
Amortization of actuarial losses	1.8	1.5	1.9
Net change in accumulated other comprehensive (loss) income	(31.7)	(10.3)	(102.4)
Comprehensive (loss) income	$(26.3)	$(58.9)	$57.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 29, 2019	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$521.5	$611.4
Short-term investments	1.5	169.3
Restricted cash	3.5	7.3
Accounts receivable, net	233.8	218.6
Inventories, net	102.7	92.3
Prepayments and other current assets	53.8	56.3
Total current assets	916.8	1,155.2
Property, plant and equipment, net	179.9	170.5
Goodwill, net	381.1	336.3
Intangibles, net	211.6	235.1
Deferred income taxes	108.4	114.3
Other non-current assets	17.3	15.4
Total assets	$1,815.1	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.4	$55.5
Accrued payroll and related expenses	58.7	52.8
Deferred revenue	55.3	60.6
Accrued expenses	34.2	30.1
Short-term debt	—	275.3
Other current liabilities	72.4	78.9
Total current liabilities	284.0	553.2
Long-term debt	578.8	557.9
Other non-current liabilities	226.5	180.8
Commitments and contingencies (Note 17)
Stockholders’ equity:
Preferred stock, no shares authorized, issued or outstanding at June 29, 2019. $0.001 par value; 1 million shares authorized; 1 share issued and outstanding at June 30, 2018.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 229 million shares at June 29, 2019 and 227 million shares at June 30, 2018, issued and outstanding	0.2	0.2
Additional paid-in capital	70,244.7	70,216.2
Accumulated deficit	(69,384.5)	(69,378.6)
Accumulated other comprehensive loss	(134.6)	(102.9)
Total stockholders’ equity	725.8	734.9
Total liabilities and stockholders’ equity	$1,815.1	$2,026.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
OPERATING ACTIVITIES:
Net income (loss)	$5.4	$(48.6)	$160.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	39.7	35.7	29.4
Amortization of acquired technologies and other intangibles	72.5	47.7	28.3
Stock-based compensation	38.2	30.5	33.2
Amortization of debt issuance costs and accretion of debt discount	22.7	36.4	34.6
Amortization of discount and premium on investments, net	—	0.3	0.8
Net change in fair value of contingent liabilities	(5.9)	—	—
Loss (Gain) on sales of investments	0.5	—	(203.1)
Loss on disposal of long-lived assets	1.4	2.1	5.7
Loss on extinguishment of debt	—	5.0	1.1
Other	5.1	2.2	4.8
Changes in operating assets and liabilities, net of separation distribution and acquisitions:
Accounts receivable	(15.2)	(51.9)	23.7
Inventories	(15.4)	(5.5)	(1.1)
Other current and non-currents assets	(2.5)	2.6	(18.2)
Accounts payable	8.7	13.2	(14.8)
Income taxes payable	5.0	1.1	(0.2)
Deferred revenue, current and non-current	(3.1)	7.3	(20.6)
Deferred taxes, net	(1.9)	(6.8)	1.7
Accrued payroll and related expenses	5.9	(3.0)	(0.5)
Accrued expenses and other current and non-current liabilities	(22.3)	(2.3)	29.3
Net cash provided by operating activities	138.8	66.0	94.3

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	(382.9)	(679.4)
Maturities of available-for-sale investments	47.3	438.3	470.4
Sales of available-for-sale investments	119.9	204.7	355.2
Acquisition of businesses, net of cash acquired	(47.0)	(509.9)	—
Capital expenditures	(45.0)	(42.5)	(38.6)
Proceeds from the sale of assets	5.4	5.8	5.9
Net cash provided by (used in) investing activities	80.6	(286.5)	113.5

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	—	225.0	460.0
Payment of debt issuance costs	(0.5)	(1.7)	(8.9)
Repurchase and retirement of common stock	(11.2)	(40.8)	(92.0)
Payment of financing obligations	(1.7)	(1.3)	(0.8)
Redemption of convertible debt	(276.9)	(353.3)	(45.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	5.4	4.9	12.4
Withholding tax payment on vesting of restricted stock awards	(15.5)	(13.3)	(14.3)
Net cash (used in) provided by financing activities	(300.4)	(180.5)	311.0

Effect of exchange rates on cash, cash equivalents and restricted cash	(12.9)	2.9	2.5
Net (decrease) increase in cash, cash equivalents and restricted cash	(93.9)	(398.1)	521.3
Cash, cash equivalents and restricted cash at beginning of period (1)	624.3	1,022.4	501.1
Cash, cash equivalents and restricted cash at end of period (2)	$530.4	$624.3	$1,022.4
Supplemental disclosure of cash flow information
Cash paid for interest	$11.8	$11.2	$6.7
Cash paid for income taxes	$29.8	$24.4	$23.1

(1) These amounts include both current and non-current balances of restricted cash totaling $12.9 million, $18.0 million and $18.2 million as of June 30, 2018, July 1, 2017 and July 2, 2016, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.9 million, $12.9 million and $18.0 million as of June 29, 2019, June 30, 2018 and July 1, 2017, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 2, 2016	232.5	$0.2	$70,059.8	$(69,380.7)	$10.0	$689.3
Cumulative impact of adoption of ASC 606	—	—	—	24.0	(0.2)	23.8
Net income	—	—	—	160.2	—	160.2
Comprehensive loss	—	—	—	—	(102.4)	(102.4)
Shares issued under employee stock plans, net of tax effects	5.6	—	(1.9)	—	—	(1.9)
Stock-based compensation	—	—	33.2	—	—	33.2
Repurchases of common stock	(10.5)	—	—	(92.0)	—	(92.0)
Issuance of senior convertible notes	—	—	99.9	—	—	99.9
Reacquisition of 2033 Notes equity component	—	—	(6.6)	—	—	(6.6)
Balance at July 1, 2017	227.6	$0.2	$70,184.4	$(69,288.5)	$(92.6)	$803.5
Net loss	—	—	—	(48.6)	—	(48.6)
Other comprehensive loss	—	—	—	—	(10.3)	(10.3)
Shares issued under employee stock plans, net of tax effects	3.5	—	(8.4)	—	—	(8.4)
Stock-based compensation	—	—	30.5	—	—	30.5
Repurchase of common stock	(4.4)	—	—	(40.9)	—	(40.9)
Issuance of senior convertible notes	—	—	34.6	—	—	34.6
Cumulative adjustment from adoption of ASU 2016-09 (Topic 718)	—	—	0.6	(0.6)	—	—
Reacquisition of 2033 Notes equity component	—	—	(25.5)	—	—	(25.5)
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net income	—	—	—	5.4	—	5.4
Other comprehensive loss	—	—	—	—	(31.7)	(31.7)
Shares issued under employee stock plans, net of tax effects	3.2	—	(10.1)	—	—	(10.1)
Stock-based compensation		—	38.6	—	—	38.6
Repurchase of common stock	(1.1)	—	—	(11.3)	—	(11.3)
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
Description of Business
Viavi Solutions Inc. (“VIAVI,” also referred to as “the Company,”), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. The Company’s Velocity program (“Velocity”) allows the Company to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands the Company’s reach into new market segments as well as expands the Company’s capability to sell and deliver solutions. VIAVI delivers end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets.
Fiscal Years
The Company utilizes a 52-53-week fiscal year ending on the Saturday closest to June 30th. The Company’s 2019, 2018 and 2017 fiscal years were 52-week fiscal years ending on June 29, 2019, June 30, 2018 and July 1, 2017, respectively.
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
Cash and Cash Equivalents
The Company considers highly liquid instruments such as treasury bills, commercial paper and other money market instruments with original maturities of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents also include certain term deposits with financial institutions that the Company can liquidate with 30 days’ advance notice without incurring penalties.
Restricted Cash
At June 29, 2019 and June 30, 2018, the Company’s short-term restricted cash balances were $3.5 million and $7.3 million, respectively. The Company’s long-term restricted cash balances were $5.4 million and $5.6 million as of June 29, 2019 and June 30, 2018, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to “Note 17. Commitments and Contingencies” for more information.
Investments
The Company’s investments are primarily investments in debt securities which are classified as available-for-sale investments or trading securities, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive (loss).
The Company periodically reviews these debt investments for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the entire amount of the impairment; if a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into the portion of the loss related to credit factors, or the credit loss portion, and the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive (loss) income.
The Company’s short-term investments are classified as current assets, include certain securities with stated maturities of longer than twelve months, are highly liquid and available to support its current operations.
Fair Value of Financial Instruments
For assets and liabilities measured at fair value, fair value is the price to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. When determining fair value, the Company considers the principle or most advantageous market in which it would transact, and the Company considers assumptions that market participants would use when pricing asset or liabilities.
The three levels of inputs that may be used to measure fair value are:

•	Level 1: Quoted market prices for identical instruments in active markets for identical assets or liabilities.

•
Level 2: Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in less active markets or model-derived valuations. All significant inputs used in the Company’s valuations, such as discounted cash flows, are observable or derived from or corroborated with observable market data for substantially the full term of the assets or liabilities.

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
Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair value of the Company’s 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024 fluctuates with interest rates and with the market price of the Company’s stock, but does not affect the carrying value of the debt on the balance sheet. Refer to “Note 11. Debt” for more information.
Inventories
The Company’s inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. On a quarterly basis, the Company assesses the value of its inventory and writes down those inventories determined to be obsolete or in excess of its forecasted usage to their market value. The Company’s estimates of realizable value are based upon management analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. The Company’s product line management personnel play a key role in its excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. Differences between actual market conditions and customer demand to the Company’s forecasts, may create favorable or unfavorable inventory positions, and may result in additional inventory write-downs or higher than expected income from operations. The Company’s inventory amounts include material, labor, and manufacturing overhead costs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using a straight-line method, over the estimated useful lives of the assets: building and improvements 10 to 50 years, machinery and equipment 2 to 20 years, furniture, fixtures, software and office equipment 2 to 5 years.
Leasehold improvements are amortized on the straight-line method over the lesser of the estimated useful lives of the asset or the initial lease term.
Demonstration units are amortized on the straight-line method and are Company products used for demonstration purposes for existing and prospective customers. These assets are generally not intended to be sold and have an estimated useful life of 3 to 5 years.
Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in Property, plant and equipment, net on the Company’s Consolidated Balance Sheets.
Goodwill
Goodwill represents the excess of the purchase price paid, over the net fair value of assets acquired and liabilities assumed, to purchase an enterprise or asset. The Company tests goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.
The accounting guidance provides the Company with the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in the Company’s operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in the Company’s stock price.
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as impairment of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: using present value techniques of estimated future cash flows or using valuation techniques based on multiples of earnings or revenue, or a similar performance measure. Refer to “Note 9. Goodwill” for more information.
Intangible Assets
In connection with the Company’s acquisitions, the Company generally recognize assets for customer relationships, acquired developed technologies, patents, proprietary know-how, trade secrets, in-process research and development (“IPR&D”) and trademarks and trade names. Finite lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 10. Acquired Developed Technology and Other Intangibles” for more information.
Long-lived Assets
Long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset or asset group may not be recoverable. Such an evaluation is performed at the lowest identifiable level of cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset or asset group over its estimated fair value.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company measures its benefit obligation and plan assets using the month-end date of June 30, which is closest to the Company’s fiscal year-end.
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
The Company has established guidelines relative to credit ratings, diversification and maturities that seek to maintain the safety and liquidity of these investments. The Company’s foreign exchange derivative instruments expose the Company to credit risk to the extent that the counterparties may be unable to meet the terms of the agreements. The Company seeks to mitigate such risk by limiting its counterparties to major financial institutions and by spreading such risk across several major financial institutions. Potential risk of loss with any one counterparty resulting from such risk is monitored by the Company on an ongoing basis.
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consider a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as SG&A expense.
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
As of June 29, 2019 and June 30, 2018, no customer represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2019, 2018 and 2017, one customer generated 10% or more of total net revenues. Refer to “Note 18. Operating Segments and Geographic Information” for more information.
The Company relies on a limited number of suppliers and contract manufacturers for a number of key components and sub-assemblies contained in the Company’s products.
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
Foreign Currency Forward Contracts
The Company conducts its business and sells its products to customers primarily in North America, Europe, Asia and South America. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or liabilities and the change in fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The gain or loss from the change in fair value of these foreign currency forward contracts largely offsets the change in fair value of the foreign currency denominated monetary assets or liabilities, which is also recorded as a component of Interest income and other income (expense), net.
Foreign Currency Translation
Assets and liabilities of non-U.S. subsidiaries that operate in a local currency environment, where that local currency is the functional currency, are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense accounts are translated at exchange rates from the prior month end, which are deemed to approximate the exchange rate when the income and expense is recognized. Gains and losses from re-measurement of monetary assets and liabilities that are denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest income and other income (expense), net

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition
In the first quarter of fiscal 2019, the Company adopted ASC 606 (“revenue standard”) using the retrospective transition method which requires the Company to recast each prior period presented. The most significant impact of the revenue standard relates to the Company’s accounting for contracts containing software solutions bundled with post-contract support (“PCS”) and/or services where, due to lack of vendor-specific objective evidence (“VSOE”) of fair value, the software revenue was deferred and recognized ratably over the support or service period. Revenue associated with the software under these types of contracts will now be recognized when control of the software is transferred, which is usually at the time of billing rather than ratably over the life of the support or service term. The actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances transfer of control and revenue recognition may differ from the time of billing. Revenue recognition under the revenue standard for the remainder of the Company’s products and services remains substantially unchanged.
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:

•
Products: Network Enablement (“NE”) and Service Enablement (“SE”) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. NE and SE are collectively referred to as Network and Service Enablement (“NSE”). The Company’s Optical Security and Performance (“OSP”) products include proprietary pigments used for optical security and optical filters used in commercial and government 3D Sensing applications.

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

Determining whether products and services are considered distinct performance obligations may require significant judgment. The Company may enter into contracts that involve a significant level of integration and interdependency between a software license and installation services. Judgment may be required to determine whether the software license is considered distinct in the context of the contract and accounted for separately, or not distinct in the context of the contract and accounted for together with the installation service.

3.
Determine the transaction price: Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. The Company’s contracts may include terms that

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as the Company performs the services and the customers receive and/or consume the benefits.

Revenue policy and practical expedients

The following policy and practical expedient elections have been made by the Company under the revenue standard:

•	Revenue-based taxes as assessed by governmental authorities have been excluded from the measurement of transaction price(s).

•
Shipping and handling activities performed after the customer obtains control of the good are treated as activities to fulfill the promise (cost of fulfillment). Therefore, the Company does not evaluate whether the shipping and handling activities are promised services.

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

•
If at contract inception, the expected period between the transfer of promised goods or services and payment is within one year or less, the Company forgoes adjustment for the impact of significant financing component for the contract.

•
For contracts that were modified before the beginning of the earliest reporting period presented, the Company has applied a transition practical expedient and will not recast the contracts for those modifications. Instead, the Company has reflected

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price and allocating the transaction price.

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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.6 million, $2.6 million and $2.1 million in fiscal 2019, 2018 and 2017, respectively.
Research and Development Expense
Costs related to research and development (“R&D”), which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. The Company believe its software development process is completed concurrent with the establishment of technological feasibility. As such, software development costs have been expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. The Company recognizes stock-based compensation cost over the award’s requisite service period on a straight-line basis. No compensation cost is recognized for awards forfeited by employees who do not render requisite service.
The fair value of restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”) that do not contain a market condition, is equal to the market value of the Company’s common stock on the grant date. The fair value of PSUs that contain a market condition is estimated using the Monte Carlo simulation option-pricing model. PSUs have vesting requirements tied to either the performance of the Company’s stock as compared to the NASDAQ telecommunications index or the performance of the Company’s operating results, and could vest at a higher or lower rate, or not at all, based on relative performance described. The Company estimates the fair value of stock options and Employee Stock Purchase Plan (“ESPP”) purchase rights using the Black-Scholes Merton (“BSM”) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
The Company does not apply expected forfeiture rate and accounts for forfeitures as they occur. The total fair value of the equity awards is recorded on a straight-line basis, over the requisite service period of the awards for each separate vesting period of the award, except for PSUs with market-based assumptions, which are amortized based upon graded vesting method.
Income Taxes
In accordance with the authoritative guidance on accounting for income taxes, the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets for which a valuation allowance has been established, then its tax provision may decrease in the period in which it determines that realization is more likely than not. Likewise, if the Company determines that it is not more likely than not that its deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the Company’s tax provision may increase in the period in which the Company make the determination.
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
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the Selling, general and administrative expense of the Company’s Consolidated Statements of Operations. Contingent consideration is valued using significant Level 3 inputs, that are not observable in the market pursuant to fair value measurement accounting. The Company believes the estimates and assumptions are reasonable, however, there is significant judgment and uncertainty involved.
Asset Retirement Obligations
Asset Retirement Obligations (“ARO”) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 29, 2019, and June 30,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2018, the Consolidated Balance Sheets included ARO of $0.4 million and $0.7 million, respectively, in other current liabilities and $3.2 million and $3.0 million, respectively, in other non-current liabilities.

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended June 29, 2019	$3.7	$0.4	$(0.1)	$0.1	$(0.5)	$3.6
Year ended June 30, 2018	$3.6	$0.7	$(0.2)	$0.1	$(0.5)	$3.7

Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update (“ASU”) that requires a statement of cash flows to present the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. In the first quarter of fiscal 2019, the Company adopted this ASU using a retrospective transition method. Accordingly, the Company’s consolidated statements of cash flows for the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017 as presented herein, have been restated to comply with the new requirements.

In May 2014, the FASB issued new authoritative guidance related to revenue recognition from contracts with customers, ASC 606 - Revenue from Contracts with Customers (the “revenue standard”). The new guidance provides a unified model to determine when and how revenue is recognized. The core principle of the new guidance is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. The Company adopted the new standard effective in the first quarter of fiscal 2019 using the retrospective transition method, which required the Company to recast each prior period presented consistent with the new guidance. Refer to “Note 1. Basis of Presentation” of the Consolidated Financial Statements for a summary of significant policies related to the new accounting standards. As part of the adoption, certain prior period amounts have been adjusted or reclassified within the consolidated financial statements.
The following table presents the impact of the revenue standard adoption, to select line items of the Company’s Consolidated Balance Sheet as of June 30, 2018, (in millions):

	June 30, 2018
	As Reported	Adjustment	As Adjusted
ASSETS
Accounts receivable, net	$217.5	$1.1	$218.6
Prepayments and other assets	54.8	1.5	56.3
Deferred income taxes	114.5	(0.2)	114.3
Other non-current assets	13.6	1.8	15.4
Total assets	$2,022.6	$4.2	$2,026.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deferred revenue	$71.9	$(11.3)	$60.6
Accrued payroll and related expenses	51.4	1.4	52.8
Other current liabilities	77.0	1.9	78.9
Other non-current liabilities	182.8	(2.0)	180.8
Total stockholders’ equity (1)	720.7	14.2	734.9
Total liabilities and stockholders’ equity	$2,022.6	$4.2	$2,026.8
(1)    Reflects the cumulative impact of $23.8 million on total stockholders’ equity from the revenue standard adoption as of the beginning of fiscal 2017
The primary impacts to the previously issued amounts are as follows:

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Adoption of the revenue standard had no impact on net cash provided by or used in operating, investing or financing activities as presented on the Company’s Consolidated Statements of Cash Flows.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the impact of the revenue standard adoption to select line items of the Company’s previously reported Consolidated Statements of Operations for the twelve months ended June 30, 2018 and July 1, 2017 (in millions, except per share data):

	Twelve Months Ended June 30, 2018			Twelve Months Ended July 1, 2017
	As Reported	Adjustment	As Adjusted	As Reported	Adjustment	As Adjusted
Revenues:
Product revenue	$783.1	$(10.6)	$772.5	$726.4	$(20.4)	$706.0
Service revenue	97.3	5.9	103.2	85.0	14.0	99.0
Total net revenue	880.4	(4.7)	875.7	811.4	(6.4)	805.0
Cost of revenues:
Product cost of revenue	314.7	(4.1)	310.6	260.9	(1.3)	259.6
Service cost of revenue	46.8	3.2	50.0	50.2	1.9	52.1
Amortization of acquired technologies	26.7	—	26.7	14.3	—	14.3
Total cost of revenue	388.2	(0.9)	387.3	325.4	0.6	326.0
Gross profit	492.2	(3.8)	488.4	486.0	(7.0)	479.0
Income from operations	5.1	(3.2)	1.9	13.6	(6.6)	7.0
(Loss) income before taxes	(32.6)	(3.1)	(35.7)	186.6	(6.6)	180.0
Provision for income taxes	13.4	(0.5)	12.9	21.3	0.1	21.4
Net (loss) income	$(46.0)	$(2.6)	$(48.6)	$166.9	$(6.7)	$160.2

Net loss per common share:
Basic	$(0.20)	$(0.01)	$(0.21)	$0.73	$(0.03)	$0.70
Diluted	$(0.20)	$(0.01)	$(0.21)	$0.71	$(0.03)	$0.68

Shares used in per share calculations:
Basic	227.1		227.1	229.9		229.9
Diluted	227.1		227.1	234.5		234.5

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
In October 2016, the FASB issued guidance that requires entities to recognize at the transaction date the income tax consequences of intra-entity transfer of an asset other than inventory. In the first quarter of fiscal 2019, the Company adopted this ASU, which did not have a material impact to our Consolidated Financial Statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be recognized as components of net periodic benefit cost over the next fiscal year. This guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance which changes the fair value measurement disclosure requirements of FASB ASC - Fair Value Measurement (Topic 820). The update includes new, eliminated and modified disclosure requirements. The guidance is effective for the Company in the first quarter of fiscal 2020 and early adoption is permitted for any eliminated or modified disclosures. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The guidance is effective for the Company in the first quarter of fiscal 2021 and earlier adoption is permitted. The Company does not expect the adoption of this standard will have a material impact on its consolidated financial statements.
In February 2016, the FASB issued guidance regarding both operating and financing leases, including requiring lessees to recognize lease with a term greater than one year on their balance sheets as a right-of-use (“ROU”) assets and corresponding lease liabilities, measured on a discounted basis over the lease term. The guidance requires a modified retrospective transition approach for leases existing at, or entered after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued an update, which provides entities another option for transition, allowing entities to not apply the new standard in the comparative periods they present in their financial statements in the year of adoption. The guidance is effective for the Company in the first quarter of fiscal 2020 and the Company will elect the optional transition approach of not adjusting its comparative period financial statements for the impacts of adoption. The Company has chosen the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs.

While the Company is currently finalizing its implementation of new policies, processes and internal controls to comply with the new rules, the Company expects the adoption of the standard will result in the recognition of ROU assets and lease liabilities for operating leases between $35 million and $40 million at the beginning of the first quarter of fiscal 2020, with the most significant impact from recognition of ROU assets and lease liabilities related to the Company’s real estate leases. In addition, the Company expects to record an adjustment to accumulated deficit, net of taxes, of approximately $3 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of approximately $7 million and financing obligation of approximately $10 million. The adoption of the new standard will not have a material impact on Consolidated Statements of Operations and Consolidated Statement of Cash Flows.
Note 3. Revenue
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
Contract assets: A contract asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract assets include fixed fee professional services, where the transfer of services has occurred in advance of the Company's right to invoice. Contract assets are included in prepayments and other current assets on the consolidated balance sheet. There were contract assets of $3.9 million and $1.3 million as of June 29, 2019 and June 30, 2018, respectively. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The following tables summarize the activity related to deferred revenue, for the year ended June 29, 2019 (in millions):

June 29, 2019
Deferred revenue:
Balance at beginning of period	$71.9
Revenue deferrals for new contracts (1)	104.2
Revenue recognized during the period (2)	(107.6)
Balance at end of period	$68.5

Short-term deferred revenue	$55.3
Long-term deferred revenue	$13.2

(1)	Included in these amounts is the impact from foreign currency exchange rate fluctuations.

(2)	Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.

Remaining performance obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of June 29, 2019. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
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
The value of the transaction price allocated to remaining performance obligations as of June 29, 2019, was $244.1 million. The Company expects to recognize 93% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Note 4. Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding ESPP purchase rights, RSUs, PSUs and options is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Numerator:
Income (loss) from continuing operations, net of taxes	$7.8	$(48.6)	$158.6
(Loss) income from discontinued operations, net of taxes	(2.4)	—	1.6
Net income (loss)	$5.4	$(48.6)	$160.2
Denominator:
Weighted-average shares outstanding:
Basic	228.1	227.1	229.9
Effect of dilutive securities from stock-based benefit plans	3.1	—	4.6
Diluted	231.2	227.1	234.5

Net income (loss) per share from - basic:
Continuing operations	$0.03	$(0.21)	$0.69
Discontinued operations	(0.01)	—	0.01
Net income (loss)	$0.02	$(0.21)	$0.70

Net income (loss) per share from - diluted:
Continuing operations	$0.03	$(0.21)	$0.68
Discontinued operations	(0.01)	—	—
Net income (loss)	$0.02	$(0.21)	$0.68

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 29, 2019 (2)(3)(4)	June 30, 2018 (1)(2)(3)(4)	July 1, 2017 (2)(3)
Stock options and ESPP	0.1	1.6	0.9
Full Value Awards	0.4	7.3	0.6
Total potentially dilutive securities	0.5	8.9	1.5

(1)
As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $11.28 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. In October 2018, the 2033 Notes were fully redeemed and any potential dilution effect of the Notes was realized upon the Company settling the “in-the-money” conversion benefit feature of the Notes with shares of common stock. Refer to “Note 11. Debt” for more details.

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
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of June 30, 2018	$(5.8)	$(74.0)	$(23.1)	$(102.9)
Other comprehensive (loss) income before reclassification	0.3	(27.0)	(7.3)	(34.0)
Amounts reclassified from accumulated other comprehensive (loss) income	0.5	—	1.8	2.3
Net current period other comprehensive (loss) income	0.8	(27.0)	(5.5)	(31.7)
Ending balance as of June 29, 2019	$(5.0)	$(101.0)	$(28.6)	$(134.6)

(1)
Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 29, 2019 primarily relates to unrealized loss from available-for-sale securities. The amount reclassified out of accumulated other comprehensive (loss) income represents the gross realized loss from available-for-sale securities included as “(loss) gain on sale of investments" in the Consolidated Statement of Operations for the year ended June 29, 2019. There was no tax impact for fiscal year 2019.

(2)
Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 29, 2019 relates to the unrealized actuarial loss of $10.1 million, net of income tax benefit of $2.8 million. The amount reclassified out of accumulated other comprehensive (loss) income represents the amortization of actuarial losses included as a component of SG&A in the Consolidated Statement of Operations for the year ended June 29, 2019. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

Note 6. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019 (“3Z Close Date”), the Company acquired all of the equity of 3Z Telecom, Inc. (“3Z”) for approximately $23.2 million in cash and contingent consideration (“earn-out”) liability of up to $7 million in cash based on the achievement of certain net revenue targets over approximately a two year period, subsequent to the 3Z Close Date. The $23.2 million cash consideration is subject to final cash and net working capital adjustments and includes escrow payments of $4.3 million, which are reserved for potential breaches of representations and warranties. The acquisition of 3Z expands the Company’s Field Instrument offerings.
The 3Z acquisition meets the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were not material.
The fair value of consideration transferred for the 3Z acquisition consists of the following (in millions):

Cash consideration paid at closing	$18.9
Escrow payments	4.3
Fair value of contingent consideration	5.5
Total purchase consideration	$28.7

The fair value of the earn-out payments at the 3Z Close Date was determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs not observable in the market, and therefore represents a Level 3 measurement. The fair value of the Company’s earn-out liabilities is further discussed in “Note 8. Investments, Forward Contracts and Fair Value Measurements.”

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The preliminary identified tangible and intangible assets acquired, as of the 3Z Close Date, were as follows (in millions):

Tangible assets acquired:	$4.1
Intangible assets acquired:
Developed technology	4.4
Customer relationships	7.9
Customer backlog	0.1
Goodwill	12.2
Total consideration transferred	$28.7

The preliminary allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the 3Z Close Date, was as follows (in millions):

Cash	$2.2
Total other assets	3.6
Total liabilities	(1.7)
Net tangible assets acquired	$4.1

The allocation of the purchase price was based upon a preliminary valuation, and our estimates and assumptions are subject to refinement and final cash and net working capital adjustments within the measurement period (up to one year from the 3Z Close Date). The purchase price allocation may require prospective adjustments to goodwill.
Acquired intangible assets are classified as Level 3 assets for which fair value is derived from a valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair values of acquired customer relationships and developed technology were determined based on the excess earnings method and relief from royalty method, respectively, variations of the income approach. The intangible assets are being amortized over their estimated useful lives, which range from five to six years. Customer backlog will be fully amortized within one year.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services of 3Z. Goodwill has been assigned to the NE segment and is not deductible for tax purposes.
Results of operations of 3Z have been included in the Company’s Consolidated Financial Statements subsequent to the date of acquisition. Proforma or historical post-acquisition results of operations have not been presented because the effect of the acquisition was not material to prior period financial statements.
RPC Photonics, Inc. Acquisition
On October 30, 2018 (“RPC Close Date”), the Company acquired all of the equity interest of RPC Photonics, Inc. (“RPC”) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash based on the achievement of certain gross profit targets over approximately a four year period, subsequent to the RPC Close Date. The $33.4 million cash consideration includes escrow payments of $3.5 million, which are reserved for potential breaches of representations and warranties. The acquisition of RPC expands the Company’s 3D Sensing offerings. The allocation of the purchase price was completed in the fourth quarter of fiscal 2019.
The RPC acquisition met the definition of a business and the acquisition has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were not material.
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
The identified tangible and intangible assets acquired, as of the RPC Close Date, were as follows (in millions):

Tangible assets acquired:	$5.7
Intangible assets acquired:
Developed technology	15.7
Customer relationships	14.0
Customer backlog	0.3
Goodwill	33.9
Total consideration transferred	$69.6

The allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the RPC Close Date, were as follows (in millions):

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

AvComm and Wireless Test and Measurement Acquisition
On March 15, 2018 (“AW Close Date”), the Company completed the acquisition of the AW Business of Cobham plc. (“AW”) for $466.8 million in cash. The acquisition further strengthens the Company’s competitive position in 5G deployment and diversifies the Company into military, public safety and avionics test markets. The acquired business has been integrated into the Company’s NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed are recorded at fair value on the acquisition date. The allocation of the purchase price was completed in March 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets acquired, were as follows (in millions):

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

Acquired intangible assets are classified as Level 3 assets for which fair value is derived from valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair value of acquired developed technology, customer relationships, trade names, acquired IPR&D and order backlog was determined based on the income approach, discounted cash flow method. The intangible assets, except IPR&D, are being amortized over their estimated useful lives that range from three to six years. Order backlog was fully amortized within one year of the AW Close Date.
In accordance with authoritative guidance, the Company recognized an IPR&D asset at fair value as of March 15, 2018. The IPR&D is accounted for as an indefinite-lived intangible asset until project completion or abandonment of the research and development projects. During the three months ended March 30, 2019, the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years.
Goodwill arising from this acquisition is primarily attributed to sales of future products and services and the assembled workforce of AW. Goodwill has been assigned to the NE segment and is partially deductible for tax purposes.
Trilithic, Inc. Acquisition
On August 9, 2017 (“Trilithic Close Date”), the Company completed the acquisition of Trilithic Inc. (“Trilithic”) for $56.4 million in cash. The acquisition has been integrated into the Company’s NE segment.
The Company accounted for the transaction in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. The allocation of the purchase price was completed during the first quarter of fiscal 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The identified intangible assets acquired, were as follows (in millions):

Net tangible assets acquired	$11.8
Intangible assets acquired:
Developed technology	15.5
Customer relationships	11.0
Other	0.3
Goodwill	17.8
Total purchase price	$56.4

The allocation of the purchase price was as follows (in millions):

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
Other Acquisitions:
During the twelve months ended June 29, 2019, the Company completed various asset acquisitions for total consideration of approximately $7.7 million, of which $5.1 million cash was paid at close and $2.6 million in payments to be made based on the occurrence of future events. The fair value of earn-out liabilities is discussed further in “Note 8. Investments, Forward Contracts and Fair Value Measurements”.
These acquisitions were accounted for as asset acquisitions, as substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset. In connection with these acquisitions, the Company recorded approximately $7.6 million of developed technology and $2.4 million of deferred tax liability resulting from these acquisitions. The acquired developed technology assets are being amortized over their estimated useful lives which range from five to ten years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet and Other Details
Accounts Receivable Allowances
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Acquisitions (1)	Charged to Costs and Expenses	Deduction (2)	Balance at End of Period
Year Ended June 29, 2019	$2.4	$—	$1.4	$(1.8)	$2.0
Year Ended June 30, 2018	1.6	0.7	(0.4)	0.5	2.4
Year Ended July 1, 2017	2.2	—	(0.2)	(0.4)	1.6

(1)	See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.

(2)	Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, Net
The following table presents the components of inventories, net, as follows (in millions):

	June 29, 2019	June 30, 2018
Finished goods	$36.7	$31.7
Work in process	26.5	24.4
Raw materials	39.5	36.2
Inventories, net	$102.7	$92.3

Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 29, 2019	June 30, 2018
Prepayments	$14.2	$11.0
Assets held for sale	2.5	3.0
Advances to contract manufacturers	5.1	5.9
Refundable income taxes	8.9	10.8
Transaction tax receivables	11.8	10.3
Other current assets	11.3	15.3
Prepayments and other current assets	$53.8	$56.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 29, 2019	June 30, 2018
Land	$20.8	$20.6
Buildings and improvements	36.9	37.2
Machinery and equipment	280.0	254.7
Furniture, fixtures, software and office equipment	103.5	108.9
Leasehold improvements	56.8	55.9
Construction in progress	31.1	21.8
Property, plant and equipment, gross	529.1	499.1
Less: Accumulated depreciation and amortization	(349.2)	(328.6)
Property, plant and equipment, net	$179.9	$170.5

Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 29, 2019	June 30, 2018
Customer prepayments	$30.2	$37.9
Restructuring accrual	8.6	7.4
Income tax payable	8.5	5.9
Warranty accrual	4.7	4.7
VAT liabilities	2.5	1.7
Foreign exchange forward contracts liability	4.0	11.7
Other	13.9	9.6
Other current liabilities	$72.4	$78.9

Other Non-current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 29, 2019	June 30, 2018
Pension and post-employment benefits	$103.2	$100.0
Deferred tax liability	14.6	20.5
Financing obligation	25.5	26.8
Fair value of contingent consideration (1)	37.7	—
Long-term deferred revenue	13.2	11.3
Uncertain tax position	13.6	5.1
Other	18.7	17.1
Other non-current liabilities	$226.5	$180.8

(1)	See “Note 6. Acquisitions” and “Note 8. Investments, Forward Contracts and Fair Value Measurements” of the Notes to the Company’s Consolidated Financial Statements for more detail.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Income and Other Income, net
The following table presents the components of interest income and other income, net, as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Interest income	$8.1	$16.0	$11.1
Foreign exchange gains (loss), net	(2.9)	(1.3)	0.9
Loss on extinguishment of debt (1)	—	(5.0)	(1.1)
Other income, net	1.5	0.1	2.2
Interest income and other income, net	$6.7	$9.8	$13.1

(1)	In connection with the debt extinguishment, a loss of $5.0 million and $1.1 million was recognized in fiscal 2018 and 2017, respectively. Refer to “Note 11. Debt” for more information.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The Company’s investments in marketable debt securities were primarily classified as available-for-sale investments. The following table presents as of June 29, 2019, the Company’s available-for-sale securities (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale securities:
Asset-backed securities	0.9	—	(0.3)	0.6
Total available-for-sale securities	$0.9	$—	$(0.3)	$0.6

The Company generally classifies debt securities as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months, which are highly liquid and available to support current operations are also classified as short-term investments. As of June 29, 2019, the estimated fair value of $0.6 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 29, 2019, the Company’s short-term investments classified as trading securities related to the deferred compensation plan were $1.5 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the fiscal year ended June 29, 2019, June 30, 2018 and July 1, 2017, respectively, the Company recorded no other-than-temporary impairment charges in each respective period.
As of June 29, 2019, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, are as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	—	(0.3)	(0.3)
Total gross unrealized losses	$—	$(0.3)	$(0.3)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 29, 2019, the Company’s debt securities classified as available-for-sale securities with contractual maturities are as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in less than 1 year	$—	$—
Amounts maturing in 1 - 5 years	—	—
Amounts maturing in more than 5 years	0.9	0.6
Total debt available-for-sale securities	$0.9	$0.6

As of June 30, 2018, the Company’s available-for-sale securities are as follows (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Debt securities:
U.S. treasuries	$36.0	$—	$(0.1)	$35.9
U.S. agencies	13.3	—	(0.1)	13.2
Municipal bonds and sovereign debt instruments	2.7	—	—	2.7
Asset-backed securities	23.9	—	(0.4)	23.5
Corporate securities	114.9	—	(0.6)	114.3
Total available-for-sale securities	$190.8	$—	$(1.2)	$189.6

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
As of June 30, 2018, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by investment type, are as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
U.S. treasuries and agencies	$(0.1)	$(0.1)	$(0.2)
Asset-backed securities	(0.1)	(0.3)	(0.4)
Corporate securities	(0.4)	(0.2)	(0.6)
Total gross unrealized losses	$(0.6)	$(0.6)	$(1.2)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The Company’s assets measured at fair value for the periods presented are as follows (in millions):

	June 29, 2019				June 30, 2018
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
U.S. treasuries	$—	$—	$—	$—	$35.9	$35.9	$—	$—
U.S. agencies	—	—	—	—	13.2	—	13.2	—
Municipal bonds and sovereign debt instruments	—	—	—	—	2.7	—	2.7	—
Asset-backed securities	0.6	—	0.6	—	23.5	—	23.5	—
Corporate securities	—	—	—	—	114.3	—	114.3	—
Certificate of deposits	—	—	—	—	—	—	—	—
Total debt available-for-sale securities	0.6	—	0.6	—	189.6	35.9	153.7	—
Marketable equity securities	—	—	—	—	—	—	—	—
Money market funds	322.9	322.9	—	—	354.9	354.9	—	—
Trading securities	1.5	1.5	—	—	1.6	1.6	—	—
Foreign currency forward contracts	1.2	—	1.2	—	2.7	—	2.7	—
Total assets (1)	$326.2	$324.4	$1.8	$—	$548.8	$392.4	$156.4	$—

Liability:
Foreign currency forward contracts (2)	$4.0	$—	$4.0	$—	$11.7	$—	$11.7	$—
Contingent consideration (3)	38.4	—	—	38.4	—	—	—	—
Total liabilities	$42.4	$—	$4.0	$38.4	$11.7	$—	$11.7	$—

(1)
Includes as of June 29, 2019, $315.5 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $1.2 million in other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 30, 2018, $364.8 million in cash and cash equivalents, $169.3 million in short-term investments, $7.3 million in restricted cash, $2.7 million in other current assets and $4.7 million in other non-current assets on the Company’s Consolidated Balance Sheets.

(2)	Includes $4.0 million and $11.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018, respectively.

(3)	Includes $37.7 million in other non-current liabilities and $0.7 million in other current liabilities as of June 29, 2019.
The Company’s Level 3 liabilities as of June 29, 2019, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2019. The earn-out liabilities represent future payments by the Company of up to $63.0 million over four years, that are contingent on the achievement of certain revenue and gross profit targets. As June 29, 2019 the aggregate fair value of contingent consideration was $38.4 million. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the selling, general and administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the year ended June 29, 2019 (in millions):

Contingent Consideration
Balance as of June 30, 2018	$—
Additions: To Level 3 contingent consideration liabilities	44.3
Change: In fair value of contingent consideration liabilities	(5.9)
Balance as of June 29, 2019	$38.4
In connection with the acquisition of RPC, the Company agreed to pay RPC’s Securityholders up to $53.0 million over the subsequent 4-year period based on subsequent achievement of gross profit targets agreed upon at the time of close. The fair value of earn-out payments at the date of acquisition was $36.2 million. As of June 29, 2019, the fair value was remeasured at $30.3 million. The decrease in fair value of earn-out liability of $5.9 million was primarily due to revised projected forecast of RPC, primarily driven by rate of adoption assumptions.
No payments were made in connection with the Company’s contingent earn-out liabilities during fiscal 2019.

As of July 1, 2017, the Company had sold all of its ownership of Lumentum Holdings Inc. (“Lumentum”) common stock. During fiscal 2017, the Company sold 7.2 million Lumentum common shares and recognized gross gains of $203.0 million, included in gain on sale of investments in the Company’s Consolidated Statements of Operations. The sale resulted in no tax effect and the realized gain is also reflected within the operating activities section of the Consolidated Statements of Cash Flows, while the cash proceeds received are included in, sales of available-for-sale investments, within the investing activities section.
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
As of June 29, 2019, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of June 29, 2019, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 29, 2019 and June 30, 2018, the notional amounts of the forward contracts that Company held to purchase foreign currencies were $117.8 million and $167.5 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $31.3 million and $28.6 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $6.9 million and a loss of $0.8 million for the years ended June 29, 2019 and June 30, 2018 respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2017 (1)	$143.3	$—	$8.3	$151.6
Acquisitions (2)	190.1	—	—	190.1
Currency translation and other adjustments	(5.4)	—	—	(5.4)
Balance as of June 30, 2018 (3)	$328.0	$—	$8.3	$336.3
Acquisitions (2)	12.2	—	33.9	46.1
Other	3.7	—	—	3.7
Currency translation and other adjustments	(5.0)	—	—	$(5.0)
Balance as of June 29, 2019 (4)	$338.9	$—	$42.2	$381.1

(1)
Gross goodwill balances for NE, SE and OSP were $445.2 million, $272.6 million and $92.8 million, respectively as of July 1, 2017. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 1, 2017.

(2)	See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.

(3)
Gross goodwill balances for NE, SE and OSP were $629.9 million, $272.6 million and $92.8 million, respectively as of June 30, 2018. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 30, 2018.

(4)
Gross goodwill balances for NE, SE and OSP were $640.8 million, $272.6 million and $126.7 million, respectively as of June 29, 2019. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 29, 2019.

The following table presents gross goodwill and aggregate impairment balances for the fiscal years ended June 29, 2019, and June 30, 2018, (in millions):

	Year Ended
	June 29, 2019	June 30, 2018
Gross goodwill balance	$1,040.1	$995.3
Accumulated impairment losses	(659.0)	(659.0)
Net goodwill balance	$381.1	$336.3

Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by management during fiscal 2019 and 2018, its reporting units were NE, SE and OSP.
Fiscal 2019
For fiscal 2019, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance for impairment testing and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Accordingly, there was no indication of impairment.
Fiscal 2018
For fiscal 2018, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance for impairment testing and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount. Accordingly, there was no indication of impairment.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2017
For fiscal 2017 the Company performed the quantitative goodwill impairment test in accordance with the authoritative guidance for impairment test of the NE reporting unit. Based on the quantitative analysis, the Company determined that the fair value of NE is above its carrying amount. The Company reviewed goodwill of the OSP reporting unit under the qualitative assessment of the authoritative guidance for impairment testing and concluded that it was more likely than not that the fair value of OSP exceeded its carrying amount. Accordingly, there was no indication of impairment.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles for the fiscal years ended June 29, 2019, and June 30, 2018, (in millions):

As of June 29, 2019	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.7 years	$437.0	$(311.1)	$125.9
Customer relationships	3.1 years	193.7	(126.3)	67.4
Other (1)	3.3 years	36.1	(17.8)	18.3
Total intangibles		$666.8	$(455.2)	$211.6

As of June 30, 2018	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.1 years	$447.8	$(326.4)	$121.4
Customer relationships	2.8 years	175.4	(97.1)	78.3
In-process research and development	Indefinite	9.0	—	9.0
Other (1)	3.8 years	42.8	(16.4)	26.4
Total intangibles		$675.0	$(439.9)	$235.1

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
In connection with the AW acquisition, the Company recorded an IPR&D asset, at its fair value and subsequently accounts for it as an indefinite-lived asset until completion or abandonment of the associated research and development projects. During the third quarter of fiscal 2019 the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years. Refer to “Note 6. Acquisitions” for more information related to acquisitions.
During fiscal 2019, 2018 and 2017, the Company recorded $72.5 million, $47.7 million and $28.3 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Cost of revenues	$34.4	$26.7	$14.3
Operating expense	38.1	21.0	14.0
Total	$72.5	$47.7	$28.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 29, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2020	$67.9
2021	63.6
2022	37.2
2023	23.4
2024	9.2
Thereafter	10.3
Total amortization	$211.6

Note 11. Debt
As of June 29, 2019 and June 30, 2018, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	June 29, 2019	June 30, 2018
Principal amount of 0.625% Senior Convertible Notes	$—	$277.0
Principal amount of 1.00% Senior Convertible Notes	460.0	460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(99.8)	(121.1)
Unamortized debt issuance cost	(6.4)	(7.7)
Carrying amount of liability component	$578.8	$833.2
Current portion of long-term debt	$—	$275.3
Long-term debt, net of current portion	$578.8	$557.9

Carrying amount of equity component (1)	$136.8	$239.1

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of June 29, 2019 and June 30, 2018.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes ( the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of June 29, 2019, the expected remaining term of the 2023 Notes is 3.9 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
during the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of such ten consecutive trading-day period was less than 98% of the product of the closing sale price of the Company’s common stock and the applicable conversion rate on such date.

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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $1.9 million and the equity issuance costs, attributable to the equity component of $0.3 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through June 1, 2023. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 29, 2019, the unamortized portion of the debt issuance costs related to the 2023 Notes was $1.5 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of June 29, 2019 and June 30, 2018, the fair value of the 2023 Notes was approximately $261.3 million and $232.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The 2024 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances: (i) on any date during any calendar quarter beginning after June 30, 2017 (and only during such calendar quarter) if the closing price of VIAVI’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter, (ii)if the Company distributes to all or substantially all holders of its common stock rights or warrants (other than pursuant to a stockholder rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of VIAVI’s common stock at a price less than the average closing sale price of VIAVI’s common stock for the ten trading days preceding the declaration date for such distribution, (iii) if the Company distributes to all or substantially all holders of its common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a stockholder rights plan), at a per share value exceeding 10% of the closing sale price of VIAVI’s common stock on the trading day preceding the declaration date for such distribution, (iv) if the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the Indenture), or (v) during the five consecutive business-day period immediately following any 10 consecutive trading-day period in which the trading price per $1,000 principal amount of the Notes for each day during such 10 consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI’s common stock and the applicable conversion rate on such date. During the periods from, and including, December 1, 2023 until the close of business on the business day immediately preceding the maturity date, holders of the Notes may convert the Notes regardless of the circumstances described in the immediately preceding sentence.
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
In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of June 29, 2019, the expected remaining term of the 2024 Notes is 4.7 years.
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $6.9 million and the equity issuance costs (attributable to the equity component) of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 29, 2019, the unamortized portion of the debt issuance costs related to the 2024 Notes was $4.9 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on quoted market prices as of June 29, 2019 and June 30, 2018, the fair value of the 2024 Notes was approximately $540.8 million and $465.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
0.625% Senior Convertible Notes (“2033 Notes”)
On August 21, 2013, the Company issued $650.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2033 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The proceeds from the 2033 Notes amounted to $636.3 million after issuance costs. The 2033 Notes were an unsecured obligation of the Company and bear interest at an annual rate of 0.625% payable in cash semi-annually in arrears on February 15 and August 15 of each year. The 2033 Notes would mature on August 15, 2033 unless earlier converted, redeemed or repurchased.
Under certain circumstances and during certain periods, the 2033 Notes could be converted at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price was $18.83 per share, representing a 40.0% premium to the closing sale price of the Company’s common stock on the pricing date, August 15, 2013, which will be subject to customary anti-dilution adjustments. Holders could convert the 2033 Notes at any time on or prior to the close of business on the business day immediately preceding February 15, 2033, and other than during the period from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018, in multiples of $1,000 principal amount, under the following circumstances:

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

During the periods from, and including, February 15, 2018 until the close of business on the business day immediately preceding August 20, 2018 and from, and including, February 15, 2033 until the close of business on the business day immediately preceding the maturity date, holders could convert the 2033 Notes at any time, regardless of the foregoing circumstances.
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
Holders of the 2033 Notes could require the Company to purchase all or a portion of the 2033 Notes on each of August 15, 2018, August 15, 2023 and August 15, 2028, or upon the occurrence of a fundamental change, in each case, at a price equal to 100% of the principal amount of the 2033 Notes to be purchased, plus accrued and unpaid interest to, but excluding the purchase date. The Company could redeem all or a portion of the 2033 Notes for cash at any time on or after August 20, 2018, at a redemption price equal to 100% of the principal amount of the 2033 Notes to be redeemed, plus accrued and unpaid interest to, but excluding, the redemption date.
In accordance with the authoritative accounting guidance, the Company separated the 2033 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
During fiscal 2018, the Company repurchased $181.5 million aggregate principal amount of the 2033 Notes for $198.0 million in cash and the repurchase was accounted for as debt extinguishment. In addition, the Company exchanged $151.5 million aggregate principal amount of the 2033 Notes for $155.5 million aggregate principal amount of the 2023 Notes. The Exchange Transaction was accounted for as debt extinguishment. In connection with debt extinguishment arising from exchange and repurchase, a loss on extinguishment of $5.0 million was recognized in interest and other income, net in compliance with the authoritative guidance.
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of June 29, 2019, none of the 2033 Notes remain outstanding.
Based on quoted market prices as of June 30, 2018, the fair value of the 2033 Notes was approximately $281.0 million.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Interest expense-contractual interest	$8.8	$7.7	$5.5
Amortization of debt issuance cost	1.4	2.6	2.5
Accretion of debt discount	21.3	33.8	32.1

Note 12. Restructuring and Related Charges
The Company has initiated various restructuring events primarily intended to reduce its costs, consolidate operations, streamline product manufacturing and address market conditions. The Company’s restructuring charges primarily include severance and benefit costs to eliminate a specific number of positions, facilities and equipment costs to vacate facilities and consolidate operations and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 29, 2019 and June 30, 2018, the Company’s total restructuring accrual was $8.8 million and $7.5 million, respectively. During fiscal years 2019, 2018 and 2017 the Company recorded restructuring and related charges of $15.4 million, $8.3 million and $21.6 million, respectively.
Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the fiscal year ended June 29, 2019 were as follows (in millions):

	Balance as of June 30, 2018	Fiscal Year 2019 Charges (Releases)	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of June 29, 2019
Fiscal 2019 Plan
NSE, including AW (1) (2)	$—	$16.1	$(7.1)	$(0.3)	$8.7
Fiscal 2018 Plan
Trilithic (1) (2)	2.9	—	(2.9)	—	—
Fiscal 2017 Plan
Focused NSE (1) (2)	1.9	0.1	(2.1)	0.1	—
Plans Prior to Fiscal 2017
NE Lease Restructuring Plan (2)	1.2	(0.5)	(0.7)	—	—
Other Plans (1) (2)	1.5	(0.3)	(1.1)	—	0.1
Total	$7.5	$15.4	$(13.9)	$(0.2)	$8.8

(1)	Plan includes workforce reduction cost.

(2)	Plan includes lease exit cost.
The long-term portion of the Company’s total restructuring liability for the June 29, 2019 and June 30, 2018 periods is $0.2 million and $0.1 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its NSE business segment, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. As a result, a total restructuring charge of $16.1 million was recorded in the year ended June 29, 2019 for severance and employee benefits for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
Fiscal 2018 Plans
Trilithic Restructuring Plan Q2FY18
During the second quarter of fiscal 2018, Management approved a plan within the NE business segment to consolidate and integrate Trilithic. As a result, approximately 40 employees primarily in manufacturing and SG&A functions located in the United States. Payments related to the lease exit costs and severance and benefits accrual were paid by the end of the first quarter of fiscal 2019.

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
As of June 29, 2019, the restructuring accrual for other plans that commenced prior to fiscal year 2017 was $0.1 million, which consists of immaterial accruals from various restructuring plans.
Note 13. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Domestic	$(66.9)	$(112.5)	$90.5
Foreign	106.2	76.8	89.5
(Loss) income before income taxes	$39.3	$(35.7)	$180.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Federal:
Current	$—	$(4.5)	$—
Deferred	—	(1.7)	1.0
Total federal income tax (benefit) expense	—	(6.2)	1.0
State:
Current	0.1	—	0.2
Deferred	—	(0.1)	—
Total state income tax (benefit) expense	0.1	(0.1)	0.2
Foreign:
Current	33.3	22.0	18.1
Deferred	(1.9)	(2.8)	2.1
Total foreign income tax expense	31.4	19.2	20.2
Total income tax expense	$31.5	$12.9	$21.4

The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the amortization of foreign purchased intangible assets.
A reconciliation of the Company’s income tax expense (benefit) at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Income tax (benefit) expense computed at federal statutory rate	$8.3	$(10.0)	$63.0
US Inclusion of foreign earnings	16.0	1.0	1.9
Tax Reform E&P Inclusion	—	14.3	—
Valuation allowance	1.0	13.0	(26.0)
Foreign rate differential	8.3	(1.1)	(5.4)
AMT Tax Repeal	—	(4.5)	—
Permanent items	(2.7)	0.7	(11.1)
Reversal of previously accrued taxes	(1.2)	(1.2)	(0.2)
Withholding Taxes	1.5	0.7	0.4
Research and experimentation benefits and other tax credits	—	(0.7)	(1.4)
Other	0.3	0.7	0.2
Income tax expense	$31.5	$12.9	$21.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	June 29, 2019	June 30, 2018	July 1, 2017
Gross deferred tax assets:
Tax credit carryforwards	$164.3	$158.8	$150.6
Net operating loss carryforwards	1,206.9	1,219.0	1,875.4
Capital loss carryforwards	63.9	63.9	102.4
Inventories	9.3	4.0	5.4
Accruals and reserves	56.0	20.7	28.4
Investments	0.5	0.5	0.7
Other	42.5	43.3	51.9
Acquisition-related items	42.1	31.5	55.5
Gross deferred tax assets	1,585.5	1,541.7	2,270.3
Valuation allowance	(1,405.3)	(1,382.1)	(2,095.0)
Deferred tax assets	180.2	159.6	175.3
Gross deferred tax liabilities:
Acquisition-related items	(33.5)	(26.8)	(6.5)
Undistributed foreign earnings	—	—	(3.0)
Foreign branch taxes	(22.0)	—	—
Other	(30.9)	(39.0)	(59.4)
Deferred tax liabilities	(86.4)	(65.8)	(68.9)
Total net deferred tax assets	$93.8	$93.8	$106.4

As of June 29, 2019, the Company had federal, state and foreign tax net operating loss carryforwards of $5,126.6 million, $722.1 million and $603.5 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $111.4 million, $51.5 million and $1.2 million, respectively. The tax net operating loss, tax credit and capital loss carryforwards will start to expire in calendar 2020 and at various other dates through 2038 if not utilized. In addition, a portion of the tax net operating loss, tax credit and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $276.7 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $28.0 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
During fiscal year 2018, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws were accounted for by the Company in accordance with the authoritative guidance, which required that these tax effects be recognized in the period in which the law was enacted, and the effects were recorded as a component of the provision for income taxes from continuing operations. The law had significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (“AMT”) for corporations and provided that the existing AMT credit carryforwards would be fully refunded in 2022 if not utilized. As a result, the Company recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. In addition, under the Act, the Company’s fiscal 2018 net operating losses and any future net operating losses can now be carried forward indefinitely. As a result, the Company’s deferred tax liability associated with indefinite-lived intangible assets offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of valuation allowance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Act reduced the U.S. federal corporate tax rate from 35% to 21% as of January 1, 2018. The Company remeasured its US deferred tax assets and liabilities which resulted in a net reduction of $734.9 million of our net deferred tax assets and an equal and offsetting reduction to the valuation allowance against these deferred tax assets.
Upon adoption of the new guidance on share-based payment awards in fiscal 2018, the Company had $117.7 million of net operating loss carryforwards resulting from excess tax benefit deductions. The deferred tax asset recorded for these net operating loss carryforwards was fully offset by a corresponding increase in valuation allowance, resulting in no impact to opening accumulated deficit. In addition, due to the full valuation allowance on the U.S. deferred tax assets, there was no impact to the income tax provision from excess tax benefits for the year ended June 30, 2018.
The valuation allowance increased by $23.2 million in fiscal 2019, decreased by $712.9 million in fiscal 2018, and decreased by $77.5 million in fiscal 2017. The increase during fiscal 2019 was primarily due to the net increase of deferred tax assets resulting from the inclusion of the Company’s foreign subsidiaries in the US tax return as a consequence of the the U.S. Tax Cuts and Jobs Act. The decrease during fiscal 2018 was primarily due to the revaluation of the U.S. deferred tax assets as a result of the Act. The decrease during fiscal 2017 was primarily due to the utilization of deferred tax assets and the increase in deferred tax liabilities as result of the issuance of convertible debt. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended June 29, 2019	$1,382.1	$72.8	$(49.6)	$1,405.3
Year Ended June 30, 2018	$2,095.0	$31.7	$(744.6)	$1,382.1
Year Ended July 1, 2017	$2,172.5	$44.4	$(121.9)	$2,095.0

(1)	Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments.

(2)
Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and increases in deferred tax liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of unrecognized tax benefits between July 2, 2016 and June 29, 2019 is as follows (in millions):

Balance at July 2, 2016	$41.7
Additions based on tax positions related to current year	1.6
Additions based on tax positions related to prior year	0.9
Reduction based on tax positions related to prior year	(3.5)
Reductions for lapse of statute of limitations	(1.8)
Balance at July 1, 2017	38.9
Additions based on tax positions related to current year	4.4
Additions based on tax positions related to prior year	5.6
Reductions for lapse of statute of limitations	(0.3)
Balance at June 30, 2018	48.6
Additions based on tax positions related to current year	1.7
Additions based on tax positions related to prior year	7.3
Reduction based on tax positions related to prior year	(2.8)
Reductions for lapse of statute of limitations	(0.6)
Balance at June 29, 2019	$54.2

The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 29, 2019 are $9.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 29, 2019 are $41.0 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2019 , June 30, 2018 and July 1, 2017 was approximately $3.7 million, $1.9 million, and $1.8 million respectively. During fiscal 2019, the Company’s accrued interest and penalties increased by $1.8 million. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 29, 2019:

Tax Jurisdictions	Tax Years
United States*	2000 and onward
Canada	2018 and onward
China	2014 and onward
France	2016 and onward
Germany	2014 and onward
Korea	2014 and onward
United Kingdom	2018 and onward

*Although the Company is generally subject to a three year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.
Note 14. Stockholders' Equity
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Fiscal 2019
During fiscal 2019, the Company repurchased approximately 1.1 million shares of its common stock in open market purchases at an average price of $10.14 per share under the stock repurchase program authorized by the Board. The total purchase price of these repurchases under the stock repurchase program of $11.3 million was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. As of June 29, 2019, the Company had remaining authorization of $51.4 million for repurchase. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
All common shares repurchased during fiscal 2019, 2018 and 2017 under this program have been canceled and retired.
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
Note 15. Stock-Based Compensation
Stock-Based Benefit Plans
Amendment and Restatement of Amended and Restated 2003 Equity Incentive Plan
On November 15, 2017, the Company's stockholders approved the amendment and restatement of the Company’s Amended and Restated 2003 Equity Incentive Plan (the 2003 Plan, as most recently amended and restated, the “Amended and Restated 2003 Plan”), under which, among other things:
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
(2) the 2003 Plan’s fungible share provision was eliminated; and
(3) a limit on the total value of equity and cash compensation that may be paid to each of the Company's non-employee directors during each fiscal year was set.
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
Stock Option Plans
As of June 29, 2019, the Company had 7.9 million shares subject to (i) stock options and Full Value Awards (defined below) issued and outstanding under the Amended and Restated 2003 Plan, (ii) inducement grants made in connection with the appointment

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of new CEO in fiscal 2016 and (iii) stock options and Full Value Awards issued and outstanding under various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three or four year period and, if not exercised, expire from five to ten years after the date of grant.
As of June 29, 2019, 10.9 million shares of common stock, primarily under the re-approved 2003 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The ESPP will terminate upon the earlier of November 15, 2027 or the date on which all shares available for issuance have been sold. On August 1, 2015, the number of shares available for issuance was automatically adjusted pursuant to the terms of the ESPP. As of June 29, 2019, 3.4 million shares remained available for issuance. The ESPP as adopted provided for a 5% discount and a six months look-back period. In May 2019, the ESPP was amended to provide for a 15% discount.
Full Value Awards
Full Value Awards refer to RSUs, MSUs and PSUs that are granted without an exercise price and are converted to shares immediately upon vesting. Full Value Awards are time-based, performance-based with market conditions or other performance conditions and are expected to vest over one to four years. The fair value of the time-based RSUs is based on the closing market price of the Company’s common stock on the date the award is granted.
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2019, 2018 and 2017 was as follows (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Cost of revenue	$3.8	$3.3	$3.6
Research and development	6.1	4.9	5.7
Selling, general and administrative	28.3	22.3	23.9
Total stock-based compensation expense	$38.2	$30.5	$33.2

Approximately $1.0 million of stock-based compensation expense was capitalized to inventory at June 29, 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Activity
The following is a summary of stock option activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 2, 2016	3.1	$5.91
Exercised	(1.6)	5.66
Balance as of July 1, 2017	1.5	6.16
Exercised	(0.2)	4.53
Balance as of June 30, 2018	1.3	6.42
Exercised	(0.1)	10.54
Balance as of June 29, 2019	1.2	$5.95

Expected to vest	1.2	$5.95

The total intrinsic value of options exercised during the fiscal year ended June 29, 2019 was $0.2 million. In connection with these exercises, the tax benefit realized by the Company was immaterial due to the fact that the Company has no material benefit in foreign jurisdictions and a full valuation allowance on its domestic deferred tax assets. As of June 29, 2019, $0.4 million of unrecognized stock-based compensation expense related to stock options remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 0.6 years.
The following table summarizes outstanding and exercisable options as of June 29, 2019.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$5.95	1,180,257	4.63	5.95	$8.7	885,193	4.63	5.95	$6.5
	1,180,257	4.63	$5.95	$8.7	885,193	4.63	$5.95	$6.5

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.29 as of June 29, 2019, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 29, 2019 was 0.9 million.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
The following summarizes the shares purchased and issued, pursuant to the Company’s ESPP during the year ended June 29, 2019 and the fair value market value of the shares at the purchase date:

Purchase date	July 31, 2018	January 31, 2019
Shares issued	240,807	209,985
Fair market value at purchase date	$8.67	$10.15

As of June 29, 2019, there was $0.1 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 29, 2019 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average Grant-dated Fair Value
Non-vested at July 2, 2016	1.0	8.4	9.4	$6.55
Awards granted	0.6	3.7	4.3	$7.86
Awards vested	(0.6)	(4.5)	(5.1)	$6.66
Awards forfeited	—	(1.3)	(1.3)	$6.83
Non-vested at July 1, 2017	1.0	6.3	7.3	$7.17
Awards granted	0.8	3.3	4.1	$10.01
Awards vested	(0.6)	(3.6)	(4.2)	$7.10
Awards forfeited	(0.1)	(0.7)	(0.8)	$8.01
Non-vested at June 30, 2018	1.1	5.3	6.4	$8.93
Awards granted	0.5	3.9	4.4	$11.52
Awards vested	(0.6)	(3.2)	(3.8)	$8.61
Awards forfeited	—	(0.3)	(0.3)	$9.63
Non-vested June 29, 2019	1.0	5.7	6.7	$10.81

(1)
Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2019, 2018 and 2017 was estimated to be $6.2 million, $4.7 million and $3.3 million, respectively, and was calculated using a Monte Carlo simulation. The Company did not grant any PSU awards in fiscal 2019 and the fair value of the PSUs granted in fiscal 2018 was $1.4 million. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.

As of June 29, 2019, $49.3 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Valuation Assumptions
The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Volatility of common stock	28.9%	30.1%	33.2%
Average volatility of peer companies	31.0%	32.6%	36.9%
Average correlation coefficient of peer companies	0.1383	0.1618	0.1856
Risk-free interest rate	2.6%	1.4%	0.7%
The Company did not issue stock option grants during the fiscal years ended June 29, 2019, June 30, 2018 and July 1, 2017. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	June 29, 2019	June 30, 2018	July 1, 2017
Expected term (in years)	0.5	0.5	0.5
Expected volatility	33.2%	28.0%	33.4%
Risk-free interest rate	2.3%	1.4%	0.5%

Expected Term: The Company's expected term for stock options was calculated utilizing the simplified method in accordance with the authoritative guidance. The Company used the simplified method as the Company does not have sufficient historical share option exercise data due to the limited number of shares granted as well as changes in the Company's business following the Separation, rendering existing historical experience less reliable in formulating expectations for current grants. The Company’s expected term for ESPP is in line with the six months look-back period of its ESPP.
Expected Volatility: The expected volatility for stock options was based on the historical volatility of the Company's common stock and its peers. The expected volatility for ESPP purchase rights was based on the historical volatility of its stock price with similar expected term.
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
Note 16. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the “401(k) Plan”), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,000 in calendar year 2019 as set by the Internal Revenue Service.
For all eligible employees the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.9 million, $4.2 million and $4.1 million in fiscal 2019, 2018 and 2017, respectively.
Deferred Compensation Plan
The Company also provides for the benefit of certain eligible employees in the U.S. a non-qualified retirement plan. This plan is designed to permit employee deferral of a portion of salaries in excess of certain tax limits and deferral of bonuses. This

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plan’s assets are designated as trading securities on the Company’s Consolidated Balance Sheets. Refer to “Note 8. Investments, Forward Contracts and Fair Value Measurements” for more information. Effective January 1, 2011, the Company suspended all employee contributions into the plan.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed from AW acquisition. The Company also is responsible for the non-pension postretirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 29, 2019, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions are expected in fiscal 2019, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Service cost	$0.2	$0.2	$0.3
Interest cost	2.5	2.7	2.1
Expected return on plan assets	(1.6)	(1.5)	(1.1)
Recognized net actuarial losses	1.8	1.5	1.9
Net periodic cost	$2.9	$2.9	$3.2

The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2020 is $2.9 million. Refer to “Note 17. Commitments and Contingencies” for further information on the provision for legal proceeding.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	June 29, 2019	June 30, 2018
Change in benefit obligation
Benefit obligation at beginning of year	$136.7	$133.4
Service cost	0.2	0.2
Interest cost	2.5	2.7
Actuarial (gains) losses	10.0	1.8
Benefits paid	(5.4)	(5.9)
Assumed benefit obligation from acquisition	—	2.0
Foreign exchange impact	(4.0)	2.5
Benefit obligation at end of year	$140.0	$136.7
Change in plan assets
Fair value of plan assets at beginning of year	$30.0	$28.3
Actual return on plan assets	1.4	0.9
Employer contributions	5.1	6.1
Benefits paid	(5.4)	(5.9)
Assumed plan asset from acquisition	—	0.2
Foreign exchange impact	(1.2)	0.4
Fair value of plan assets at end of year	$29.9	$30.0
Funded status	$(110.1)	$(106.7)
Accumulated benefit obligation	$139.7	$136.4

	Pension Benefit Plans
	June 29, 2019	June 30, 2018
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$7.3	$7.1
Non-current liabilities	102.8	99.6
Net amount recognized at end of year	$110.1	$106.7
Amount recognized in accumulated other comprehensive (loss) income at end of year:
Actuarial losses, net of tax	$(28.6)	$(23.1)
Net amount recognized at end of year	$(28.6)	$(23.1)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain (loss)	$(7.3)	$(2.8)
Amortization of accumulated net actuarial losses	1.8	1.5
Total recognized in other comprehensive (loss) income	$(5.5)	$(1.3)

As of June 29, 2019 and June 30, 2018, the liability balances related to the post retirement benefit plan were $0.4 million and $0.4 million respectively. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2019, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.5 million or approximately $0.6 million, while in fiscal 2018, the Company contributed £0.8 million or approximately $1.0 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	June 29, 2019	June 30, 2018	July 1, 2017
Used to determine net period cost at end of year:
Discount rate	1.4%	1.9%	2.1%
Expected long-term return on plan assets	5.6	5.7	4.8
Rate of pension increase	2.3	2.3	2.2

Used to determine benefit obligation at end of year:
Discount rate	1.4%	1.9%	2.0%
Rate of pension increase	2.3	2.3	2.3

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 29, 2019 (in millions, except percentage data):

				Fair value measurement as of
				June 29, 2019
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$11.6	38.8%	$—	$11.6
Fixed income	40%	11.5	38.5%	—	11.5
Other	20%	6.7	22.4%	—	6.7
Cash		0.1	0.3%	0.1	—
Total assets		$29.9	100.0%	$0.1	$29.8
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 30, 2018 (in millions, except percentage data).

				Fair value measurement as of
				June 30, 2018
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$12.0	40.0%	$—	$12.0
Fixed income	40%	11.1	37.0%	—	11.1
Other	20%	6.8	22.7%	—	6.8
Cash		0.1	0.3%	0.1	—
Total assets		$30.0	100.0%	$0.1	$29.9

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future Benefit Payments
The following table reflects the total expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at fiscal year end and include benefits attributable to estimated future compensation increases (in millions).

Pension Benefit Plans
2020	$8.1
2021	5.2
2022	5.4
2023	6.5
2024	5.8
2025 - 2029	27.3
Thereafter	51.8
Total	$110.1

Timing of the payment relating to the legal proceeding, which is included in the above table under “Thereafter,” is not yet determined. Refer to “Note 17. Commitments and Contingencies” for further information.
Note 17. Commitments and Contingencies
Operating Leases
The Company leases certain real and personal property from unrelated third parties, under non-cancelable operating leases that expire at various dates through fiscal 2029. Certain leases may require the Company to pay property taxes, insurance and routine maintenance, and include escalation clauses. As of June 29, 2019, future minimum annual lease payments under non-cancelable operating leases were as follows (in millions):

2020	$11.7
2021	10.8
2022	7.4
2023	3.9
2024	2.5
Thereafter	5.3
Total minimum operating lease payments	$41.6

Included in the future minimum lease payments table above is $0.3 million related to lease commitments in connection with the Company’s restructuring and related activities. Refer to “Note 12. Restructuring and Related Charges” for more information.
The aggregate future minimum rentals to be received under non-cancelable subleases totaled $0.1 million as of June 29, 2019. Rental expense relating to building and equipment was $13.0 million, $13.7 million and $12.1 million in fiscal 2019, 2018 and 2017, respectively.
Royalty payment
In connection with the AW acquisition, the Company is obligated to make future minimum royalty payments of $3.9 million measured as of June 29, 2019 for the use of certain licensed technologies. Future minimum quarterly payments are scheduled at approximately $0.2 million through the second quarter of fiscal 2023 and $0.1 million thereafter until approximately the second quarter of fiscal 2028.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Purchase Obligations
Purchase obligations of $76.2 million as of June 29, 2019, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
As of June 29, 2019, of the total financing obligation related to the Eningen Transactions, $0.2 million was included in Other current liabilities, and $3.6 million was included in Other non-current liabilities. As of June 30, 2018, of the total financing obligation related to the Eningen Transactions, $0.2 million was included in Other current liabilities, and $3.9 million was included in Other non-current liabilities.
Santa Rosa
On August 21, 2007, the Company entered into a sale and lease back of certain buildings and land in Santa Rosa, California (the “Santa Rosa Transactions”). The Company sold approximately 45 acres of land, 13 buildings with approximately 492,000 rentable square feet, a building pad, and parking areas. The Company leased back 7 buildings with approximately 286,000 rentable square feet. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a one year lease with multiple renewal options to a ten years lease with two five years renewal options.
The Company has an ongoing obligation to remediate environmental matters, impacting the entire site, as required by the North Coast Regional Water Quality Control Board which existed at the time of sale. Concurrent with the sale and lease back, the Company has issued an irrevocable letter of credit for $3.8 million as security for the remediation of the environmental matters that remain in effect until the issuance of a notice of no further action letter from the North Coast Regional Water Quality Control Board. In addition, the lease agreement for one building included an option to purchase at fair market value, at the end of the lease term. Due to these various forms of continuing involvement the transaction was recorded under the financing method in accordance with the authoritative guidance on leases and sales of real estate.

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
As of June 29, 2019, $1.1 million was included in Other current liabilities, and $21.8 million was included in Other non-current liabilities. As of June 30, 2018, $0.9 million was included in Other current liabilities, and $22.9 million was included in Other non-current liabilities.
The lease payments due under the agreement reset to fair market rental rates upon the Company’s execution of the renewal options.
As of June 29, 2019, future minimum annual lease payments of Eningen and Santa Rosa non-cancelable leaseback agreements were as follows (in millions):

2020	$3.5
2021	3.5
2022	3.2
2023	2.4
2024	2.4
Thereafter	21.1
Total minimum leaseback payments	$36.1

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 29, 2019 and June 30, 2018.
Pursuant to the Separation and Distribution Agreement dated as of July 31, 2015 between the Company and Lumentum Holdings Inc. (“Lumentum”) and the Tax Matter Agreement dated as of July 31, 2015 between the Company and Lumentum, the Company is required to indemnify Lumentum and its subsidiaries for certain specified tax liabilities. During the second quarter of fiscal 2019, the Ontario Ministry of Finance denied the Company’s appeal of an assessment of the applicable tax liabilities at which time the Company recorded a charge of $2.4 million to its discontinued operations.
Outstanding Letters of Credit and Performance Bonds
As of June 29, 2019, the Company had standby letters of credit of $7.4 million and performance bonds of $1.5 million collateralized by restricted cash.
Product Warranties
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. In general, the Company offers its customers warranties up to three years and has accrued a reserve for the estimated costs of product warranties

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.
The following table presents the changes in the Company’s warranty reserve during fiscal years 2019 and 2018 (in millions):

	Year Ended
	June 29, 2019	June 30, 2018
Balance as of beginning of period	$8.2	$5.8
Provision for warranty	4.0	4.6
Utilization of reserve	(5.2)	(5.7)
Adjustments related to pre-existing warranties (including changes in estimates)	1.7	2.2
Acquisitions (1)	—	1.3
Balance as of end of period	$8.7	$8.2

(1) See “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
Contingent Purchase Consideration
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. See “Note 6. Acquisitions” for additional information related to the Company’s acquisitions. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant Level 3 inputs, that are not observable in the market pursuant to fair value measurement accounting. The Company believes the estimates and assumptions are reasonable, however, there is significant judgment and uncertainty involved.
The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2019. The earn-out liabilities represent future payments by the Company of up to $63.0 million over up to four years. Payments are contingent on the achievement of certain revenue and gross profit targets. As of June 29, 2019 the aggregate fair value of the Company’s contingent liabilities were $38.4 million, measured using Level 3 inputs, see “Note 8. Investments, Forward Contracts and Fair Value Measurements” for additional information. Related to the Company’s acquisitions escrow account(s) have been established to cover damages the Company may suffer related to any liabilities assumed that it did not agree to, or as a result of breach of representations and warranties of the seller as described in the merger agreement.
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of June 29, 2019, the related accrued pension liability was £6.5 million or $8.3 million.
The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of its business. While management currently believes that resolving claims against the Company, individually or in aggregate, will not have a material adverse impact on its financial position, results of operations or statement of cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations or cash flows for the period in which the effect becomes reasonably estimable.
Note 18. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”), uses operating segment financial information to evaluate segment performance and to allocate resources.
The Company’s reportable segments are:
(i) Network Enablement:
NE provides testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. The Company also offers a range of product support and professional services such as repair, calibration, software support and technical assistance for its products. NE’s avionics products provide test and measuring solutions for aviation, aerospace, government, defense, communications and public safety.
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
Segment Reporting
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
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related charges, impairment of goodwill, non-operating income and expenses, changes in fair value of contingent consideration liabilities, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended June 29, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$666.2	$49.7	$715.9	$288.3	$—	$1,004.2
Service revenue	71.6	53.7	125.3	0.8	—	126.1
Net revenue	$737.8	$103.4	$841.2	$289.1	$—	$1,130.3

Gross profit	473.3	71.0	544.3	145.8	(38.7)	651.4
Gross margin	64.2%	68.7%	64.7%	50.4%		57.6%

Operating income			99.6	98.0	(130.2)	67.4
Operating margin			11.8%	33.9%		6.0%

	Year Ended June 30, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$497.1	$59.3	$556.4	$216.0	$—	$772.5
Service revenue	42.0	59.2	101.2	2.1	—	103.2
Net revenue	$539.1	$118.5	$657.6	$218.1	$—	$875.7

Gross profit	334.3	82.6	416.9	115.2	(43.7)	488.4
Gross margin	62.0%	69.7%	63.4%	52.8%		55.8%

Operating income			43.6	78.2	(119.9)	1.9
Operating margin			6.6%	35.9%		0.2%

	Year Ended July 1, 2017
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$410.6	$64.6	$475.2	$230.8	$—	$706.0
Service revenue	34.5	63.1	97.6	1.4	—	99.0
Net revenue	$445.1	$127.7	$572.8	$232.2	$—	$805.0

Gross profit	287.5	78.0	365.5	133.8	(20.3)	479.0
Gross margin	64.6%	61.1%	63.8%	57.6%		59.5%

Operating income			0.5	100.5	(94.0)	7.0
Operating margin			0.1%	43.3%		0.9%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Corporate reconciling items impacting gross profit:
Total segment gross profit	$690.1	$532.1	$499.3
Stock-based compensation	(3.8)	(3.3)	(3.6)
Amortization of intangibles	(34.4)	(26.7)	(14.3)
Other charges unrelated to core operating performance (2)	(0.5)	(13.7)	(2.4)
GAAP gross profit	$651.4	$488.4	$479.0

Corporate reconciling items impacting operating income:
Total segment operating income	$197.6	$121.8	$101.0
Stock-based compensation	(38.2)	(30.5)	(33.2)
Amortization of intangibles	(72.5)	(47.7)	(28.3)
Change in fair value of contingent liability (4)	5.9	—	—
Other charges unrelated to core operating performance (1)(2)(3)	(10.0)	(33.4)	(10.9)
Restructuring and related charges	(15.4)	(8.3)	(21.6)
GAAP operating income	$67.4	$1.9	$7.0

(1)	During the year ended June 29, 2019, other charges unrelated to core operating performance primarily consisted of $5.0 million in acquisition related costs.

(2)
During the year ended June 30, 2018, other charges unrelated to core operating performance primarily consisted of $12.7 million in acquisition related costs and $12.4 million in amortization of inventory step-up.

(3)	During the year ended July 1, 2017, other charges unrelated to core operating performance primarily consisted of a $5.7 million loss on disposal of long-lived assets.

(4)	Refer to “Note 8. Investments, Forward Contracts and Fair Value Measurements” for further detail.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions the Company operates in and net revenue from countries that exceeded 10% of the Company’s total net revenue (in millions):

	Years Ended
	June 29, 2019			June 30, 2018			July 1, 2017
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$287.1	$55.0	$342.1	$282.6	$52.9	$335.5	$245.7	$54.3	$300.0
Other Americas	69.4	14.8	84.2	64.2	16.8	81.0	59.2	13.5	72.7
Total Americas	$356.5	$69.8	$426.3	$346.8	$69.7	$416.5	$304.9	$67.8	$372.7

Asia-Pacific:
Greater China	$209.4	$7.2	$216.6	$126.6	$2.0	$128.6	$99.0	$1.9	$100.9
Other Asia	142.3	13.3	155.6	78.3	6.9	85.2	65.0	9.0	74.0
Total Asia-Pacific	$351.7	$20.5	$372.2	$204.9	$8.9	$213.8	$164.0	$10.9	$174.9

EMEA:
Switzerland	$97.0	$—	$97.0	$75.2	$0.1	$75.3	$124.0	$0.1	$124.1
Other EMEA	199.0	35.8	234.8	145.6	24.5	170.1	113.1	20.2	133.3
Total EMEA	$296.0	$35.8	$331.8	$220.8	$24.6	$245.4	$237.1	$20.3	$257.4

Total net revenue	$1,004.2	$126.1	$1,130.3	$772.5	$103.2	$875.7	$706.0	$99.0	$805.0

One customer served by the Company’s OSP segment generated more than 10% of VIAVI net revenue from continuing operations during fiscal 2019, 2018 and 2017 as summarized below (in millions):

	Years Ended
	June 29, 2019	June 30, 2018	July 1, 2017
Customer A - OSP customer	$161.1	$129.3	$166.8
Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	June 29, 2019	June 30, 2018
United States	$89.4	$79.8
Other Americas	1.6	3.1
China	49.0	49.9
Other Asia-Pacific	5.6	5.9
United Kingdom	23.8	20.9
Other EMEA	10.5	10.9
Total property, plant and equipment, net	$179.9	$170.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2019 and 2018 (in millions, except per share data):

	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018	June 30, 2018	March 31, 2018	December 30, 2017	September 30, 2017

Net revenue	$289.7	$265.2	$306.9	$268.5	$260.7	$218.7	$205.4	$190.9
Gross profit	169.5	153.5	178.0	150.4	133.0	123.3	119.4	112.7
Net income (loss) from continuing operations, net of tax	12.5	(4.8)	15.4	(15.3)	(29.2)	(10.7)	(1.1)	(7.6)
Net income (loss) from discontinued operations, net of tax	—	—	(2.4)	—	—	—	—	—
Net income (loss)	$12.5	$(4.8)	$13.0	$(15.3)	$(29.2)	$(10.7)	$(1.1)	$(7.6)

Net income (loss) per share from - basic:
Continuing operations (1)	$0.05	$(0.02)	$0.07	$(0.07)	$(0.13)	$(0.05)	$—	$(0.03)
Discontinued operations (1)	—	—	(0.01)	—	—	—	—	—
Net income (loss) (1)	$0.05	$(0.02)	$0.06	$(0.07)	$(0.13)	$(0.05)	$—	$(0.03)

Net income (loss) per share from - diluted:
Continuing operations (1)	$0.05	$(0.02)	$0.07	$(0.07)	$(0.13)	$(0.05)	$—	$(0.03)
Discontinued operations (1)	—	—	(0.01)	—	—	—	—	—
Net income (loss) (1)	$0.05	$(0.02)	$0.06	$(0.07)	$(0.13)	$(0.05)	$—	$(0.03)

Shares used in per-share calculation:
Basic	228.7	228.3	228.3	227.2	226.5	226.3	227.4	228.1
Diluted	232.5	228.3	230.4	227.2	226.5	226.3	227.4	228.1

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 29, 2019.
(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 29, 2019.
The effectiveness of the Company’s internal control over financial reporting as of June 29, 2019 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 Financial Statements and Supplementary Information.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 29, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)   LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures and our internal controls provide reasonable assurance of achieving their objectives.
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 29, 2019. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(3)	Exhibits:
See Item 15(b)

(b)	Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Stock Purchase Agreement by and among IFR Systems, Inc., Lockman Electronic Holdings Limited, Aeroflex Test Solutions Limited and Viavi Solutions Inc. dated as of February 1, 2018	8-K	2.1	2/2/2018
2.2	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	4.1	8/5/2015
4.2	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017
4.3	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.4	Indenture, dated as of May 29, 2018 between Viavi Solutions Inc. and US Bank National Association as Trustee	8-K	4.1	5/29/2018
4.5	Form of 1.75% Senior Convertible Notes due 2023	8-K	4.2 (Incl. in 4.1)	5/29/2018
4.6	Description of Securities				X

10.1	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2	Employment Agreement between Amar Maletira and Viavi Solutions Inc. effective as of September 9, 2015	8-K	10.1	8/6/2015
10.3	Amended and Restated 1998 Employee Stock Purchase Plan				X
10.4	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.5	Restated 2003 Equity Incentive Plan	10-Q	10.2	2/7/2018
10.6	2003 Equity Incentive Plan Form of Performance Unit Award Agreement (for the U.S.)	10-Q	10.1	2/6/2019
10.7	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.8	Viavi Solutions Inc. Change of Control Benefits Plan, effective June 20, 2017	8-K	10.1	6/26/2017
10.9	2003 Equity Incentive Plan Form of Stock Option Award Agreement (for the U.S)	10-K	10.20	8/31/2010
10.10	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement (for the U.S)	10-K	10.24	8/31/2010
10.11	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/2015
10.12	Viavi Solutions Inc. 2016 MSU Policy Summary	8-K	10.1	8/24/2015
10.13	Form of Exchange Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.1	5/29/2018
10.14	Form of Subscription Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.2	5/29/2018
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019, formatted in Inline XBRL.	X

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2019	VIAVI SOLUTIONS INC.

	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Oleg Khaykin and Amar Maletira, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 27, 2019
Oleg Khaykin	(Principal Executive Officer)

/s/ AMAR MALETIRA	Executive Vice President and Chief Financial Officer	August 27, 2019
Amar Maletira	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 27, 2019
Richard Belluzzo

/s/ KEITH BARNES	Director	August 27, 2019
Keith Barnes

/s/ TOR BRAHAM	Director	August 27, 2019
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 27, 2019
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 27, 2019
Donald Colvin

/s/ MASOOD JABBAR	Director	August 27, 2019
Masood Jabbar

/s/ LAURA BLACK	Director	August 27, 2019
Laura Black