Form 10-Q
period 2019-09-28
VIAVI SOLUTIONS INC.
filed 2019-11-05
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2019
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

As of October 26, 2019, the Registrant had 229,790,489 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Revenues:
Product revenue	$264.8	$241.1
Service revenue	35.0	27.4
Total net revenue	299.8	268.5
Cost of revenues:
Product cost of revenue	104.3	97.9
Service cost of revenue	12.7	10.8
Amortization of acquired technologies	8.4	9.4
Total cost of revenues	125.4	118.1
Gross profit	174.4	150.4
Operating expenses:
Research and development	51.5	42.6
Selling, general and administrative	93.2	84.4
Amortization of other intangibles	8.7	9.8
Restructuring and related charges	0.3	14.8
Total operating expenses	153.7	151.6
Income (loss) from operations	20.7	(1.2)
Interest income and other income, net	2.7	1.7
Interest expense	(8.3)	(10.1)
Income (loss) before taxes	15.1	(9.6)
Provision for income taxes	8.3	5.7
Net income (loss)	$6.8	$(15.3)

Net income (loss) per share:
Basic	$0.03	$(0.07)
Diluted	0.03	(0.07)

Shares used in per-share calculations:
Basic	229.4	227.2
Diluted	236.4	227.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
Net income (loss)	$6.8	$(15.3)
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(27.4)	(13.1)
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	—	0.1
Plus: reclassification adjustments included in net loss	—	0.2
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.7	0.6
Net change in accumulated other comprehensive income (loss)	(26.7)	(12.2)
Comprehensive loss	$(19.9)	$(27.5)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	September 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$525.3	$521.5
Short-term investments	1.5	1.5
Restricted cash	3.5	3.5
Accounts receivable, net	232.7	237.7
Inventories, net	99.4	102.7
Prepayments and other current assets	51.8	49.9
Total current assets	914.2	916.8
Property, plant and equipment, net	170.5	179.9
Goodwill, net	376.7	381.1
Intangibles, net	191.8	211.6
Deferred income taxes	104.4	108.4
Other non-current assets	50.1	17.3
Total assets	$1,807.7	$1,815.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60.9	$63.4
Accrued payroll and related expenses	66.0	58.7
Deferred revenue	51.2	55.3
Accrued expenses	31.3	34.2
Other current liabilities	73.1	72.4
Total current liabilities	282.5	284.0
Long-term debt	584.3	578.8
Other non-current liabilities	232.8	226.5
Commitments and contingencies (Note 17)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 230 million shares at September 28, 2019 and 229 million shares at June 29, 2019, issued and outstanding	0.2	0.2
Additional paid-in capital	70,245.4	70,244.7
Accumulated deficit	(69,376.2)	(69,384.5)
Accumulated other comprehensive loss	(161.3)	(134.6)
Total stockholders’ equity	708.1	725.8
Total liabilities and stockholders’ equity	$1,807.7	$1,815.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2019	September 29, 2018
OPERATING ACTIVITIES:
Net income (loss)	$6.8	$(15.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	9.8	9.9
Amortization of acquired technologies and other intangibles	17.1	19.2
Stock-based compensation	10.3	8.1
Amortization of debt issuance costs and accretion of debt discount	5.5	6.9
Net change in fair value of contingent liabilities	1.7	—
Other	0.6	0.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	0.5	(6.7)
Inventories	(3.4)	1.4
Other current and non-currents assets	(1.7)	(2.9)
Accounts payable	(1.6)	3.7
Income taxes payable	2.0	1.3
Deferred revenue, current and non-current	(4.1)	1.1
Deferred taxes, net	(1.3)	(1.9)
Accrued payroll and related expenses	3.8	2.6
Accrued expenses and other current and non-current liabilities	(14.7)	0.1
Net cash provided by operating activities	31.3	27.6

INVESTING ACTIVITIES:
Maturities of available-for-sale investments	—	36.5
Sales of available-for-sale investments	—	81.0
Capital expenditures	(7.1)	(12.1)
Proceeds from the sale of assets	1.2	1.6
Net cash (used in) provided by investing activities	(5.9)	107.0

FINANCING ACTIVITIES:
Payment of debt issuance costs	—	(0.5)
Repurchase and retirement of common stock	(1.5)	—
Withholding tax payment on vesting of restricted stock awards	(7.6)	(5.5)
Repurchase and redemption of convertible debt	—	(134.3)
Payment of financing obligations	(1.0)	(0.2)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.3	2.1
Net cash used in financing activities	(7.8)	(138.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	(14.4)	(7.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	3.2	(11.0)
Cash, cash equivalents and restricted cash at the beginning of the period	530.4	624.3
Cash, cash equivalents and restricted cash at the end of the period	$533.6	$613.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

	Common Stock
Three Months Ended September 28, 2019	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0		3.0
Net income	—	—	—	6.8	—	6.8
Other comprehensive loss	—	—	—	—	(26.7)	(26.7)
Shares issued under employee stock plans, net of tax	1.7	—	(9.7)	—	—	(9.7)
Stock-based compensation	—	—	10.4	—	—	10.4
Repurchase of common stock	(0.1)	—	—	(1.5)	—	(1.5)
Balance at September 28, 2019	230.4	$0.2	$70,245.4	$(69,376.2)	$(161.3)	$708.1

	Common Stock
Three Months Ended September 29, 2018	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net loss	—	—	—	(15.3)	—	(15.3)
Other comprehensive loss	—	—	—	—	(12.2)	(12.2)
Shares issued under employee stock plans, net of tax	1.5	—	(5.8)	—	—	(5.8)
Stock-based compensation	—	—	8.2	—	—	8.2
Other	—	—	—	(0.2)	—	(0.2)
Balance at September 29, 2018	228.2	$0.2	$70,218.6	$(69,394.1)	$(115.1)	$709.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”) for the three months ended September 28, 2019 and September 29, 2018 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019.
Other than updates to the Company’s lease accounting policy under Accounting Standards Codification (“ASC”) 842 - Leases, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 12. Leases”, there have been no material changes to the Company’s accounting policies during the three months ended September 28, 2019, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2019 on Form 10-K filed with the SEC on August 27, 2019.
The balance sheet as of June 29, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 28, 2019 and September 29, 2018 may not be indicative of results for the fiscal year ending June 27, 2020 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2020 is a 52-week year ending on June 27, 2020. The Company’s fiscal 2019 was a 52-week year ending on June 29, 2019.
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
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial reporting requirements for leasing arrangements, ASC 842 - Leases. ASC 842 requires lessees to recognize operating leases with a term greater than one year on their balance sheets as Right-of-Use (“ROU”) assets and corresponding lease liabilities, measured at the present value of the lease payments. In the first quarter of fiscal 2020 the Company adopted this standard using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial statements for the adoption impact. The Company also elected the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

initial direct costs. Adoption of the leasing standard resulted in $35.5 million of ROU assets and $37.0 million of lease liabilities. In addition, the Company recorded an adjustment to accumulative deficit, net of taxes, of $3.0 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of $7.1 million and financing obligations of $10.1 million. The adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. For additional information refer to “Note 12. Leases.”
Recent Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued guidance to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This guidance is effective for the Company in the first quarter of fiscal 2022 and early adoption is permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
Note 3. Revenue
The Company accounts for revenue in accordance with ASC 606, which was adopted in fiscal 2019 using the retrospective transition method. The Company’s revenue is derived from a diverse portfolio of network solutions and optical technology products and services, as follows:

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Balance sheet and other details
Unbilled Receivables: The Company records a receivable when an unconditional right to consideration exists and transfer of control has occurred, such that only the passage of time is required before payment of consideration is due. Timing of revenue recognition may differ from the timing of customer invoicing. Payment terms vary based on product or service offerings and payment is generally required within 30 to 90 days from date of invoicing. Certain performance obligations may require payment before delivery of the service to the customer.
Contract Assets: A Contract Asset is recognized when a conditional right to consideration exists and transfer of control has occurred. Contract Assets include fixed fee professional services, where the transfer of services has occurred in advance of the Company's right to invoice. Contract Assets, included in accounts receivable, net, on the Consolidated Balance Sheets, are not material to the Consolidated Financial Statements. The prior year’s Consolidated Balance Sheets and Statements of Cash Flows have been updated to conform to the current period’s presentation. Contract asset balances will fluctuate based upon the timing of transfer of services, billings and customers’ acceptance of contractual milestones.
Gross receivables include both billed and Unbilled Receivables/Contract Assets. For the three months ended September 28, 2019 and June 29, 2019 the Company had total non-billed receivables (Unbilled Receivables/Contract Assets) of $5.5 million and $11.5 million, respectively.
Deferred Revenue: Deferred revenue consists of contract liabilities primarily related to support, solution deployment services, software maintenance, product, professional services, and training when the Company has a right to invoice or payments have been received and transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. Contract liabilities are included in deferred revenue and non-current liabilities on the Consolidated Balance Sheets.
The Company also has short term and long term deferred revenues related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

September 28, 2019
Three Months Ended
Deferred revenue:
Balance at beginning of period	$68.5
Revenue deferrals for new contracts (1)	18.9
Revenue recognized during the period	(23.0)
Balance at end of period	$64.4

Short-term deferred revenue	$51.2
Long-term deferred revenue	$13.2
(1)  Included in these amounts is the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of September 28, 2019. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the transaction price allocated to remaining performance obligations as of September 28, 2019, was $228.9 million. The Company expects to recognize 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Disaggregation of revenue
The Company's revenue is presented on a disaggregated basis on the Consolidated Statements of Operations and in “Note 19. Operating Segments and Geographic Information”. This information includes revenue from reportable segments and a break-out of products and services for which the nature and timing of the revenue as characterized above is generally at a point in time and over time, respectively.
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 28, 2019	September 29, 2018
Numerator:
Net income (loss)	$6.8	$(15.3)
Denominator:
Weighted-average shares outstanding:
Basic	229.4	227.2
Shares issuable assuming conversion of convertible notes(1)	2.8	—
Effect of dilutive securities from stock-based benefit plans	4.2	—
Diluted	236.4	227.2

Net income (loss) per share:
Basic	$0.03	$(0.07)
Diluted	$0.03	$(0.07)

(1)
Represents the number of shares that would be issued if the Company’s Senior Convertible Notes had been converted. The par amount of the Company’s convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and the “in-the money” conversion benefit feature above the conversion price is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
		(2) (3) (4) (5)
Stock options and ESPP	—	1.6
Restricted stock units	0.1	7.0
Total potentially dilutive securities	0.1	8.6

(2)
As the Company incurred a loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

(3)
The Company’s 0.625% Senior Convertible Notes due 2033 are not included in the table above. In October 2018, the 2033 Notes were fully converted and redeemed by the Company and any potential EPS dilution effect of the Notes was realized upon the Company settling the “in-the-money” conversion benefit feature of the Notes with shares of common stock. Refer to “Note 11. Debt” for more details.

(4)
The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average quarterly stock price for the period presented did not exceed the conversion price of $13.22. Refer to “Note 11. Debt” for more details.

(5)
The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average quarterly stock price for the period presented did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.

Note 5. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended September 28, 2019, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2019	$(5.0)	$(101.0)	$(28.6)	$(134.6)
Other comprehensive income (loss) before reclassification	—	(27.4)	—	(27.4)
Amounts reclassified to accumulated other comprehensive loss	—	—	0.7	0.7
Net current-period other comprehensive income (loss)	—	(27.4)	0.7	(26.7)
Ending balance as of September 28, 2019	$(5.0)	$(128.4)	$(27.9)	$(161.3)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and SG&A in the Consolidated Statement of Operations for the three months ended September 28, 2019. There was no tax impact for the three months ended September 28, 2019. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019 (“3Z Close Date”), the Company acquired all of the equity of 3Z Telecom, Inc. (“3Z”) for approximately $23.2 million in cash and contingent consideration (“earn-out”) liability of up to $7.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period, subsequent to the 3Z Close Date. The $23.2 million cash consideration is subject to final cash and net working capital adjustments and includes escrow payments of $4.3 million, which are reserved for potential breaches of representations and warranties. The acquisition of 3Z expands the Company’s Field Instrument offerings.
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
RPC Photonics, Inc. Acquisition
On October 30, 2018 (“RPC Close Date”), the Company acquired all of the equity interest of RPC Photonics, Inc. (“RPC”) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash based on the achievement of certain gross profit targets over approximately a four years period, subsequent to the RPC Close Date. The achievement or distributions of earn-out payments are not limited in any one period. The estimated fair value of the contingent consideration portion of the earn-out is $31.7 million as of September 28, 2019. The acquisition of RPC expands the Company’s 3D Sensing offerings.
The Company accounted for the transaction in accordance with the authoritative guidance on business combination; therefore, the tangible and intangible assets acquired and liabilities assumed are recorded at fair value on the acquisition date.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fair value of consideration transferred for the RPC Close Date, were as follows (in millions):

Cash consideration paid at closing	$29.9
Escrow payments	3.5
Fair value of contingent consideration	36.2
Total purchase consideration	$69.6

The fair value of the earn-out payments at the RPC Close Date were determined by applying a risk-neutral framework using a Monte Carlo Simulation, which includes inputs that are not observable in the market, and therefore represents a Level 3 measurement. The fair value of this earn-out is discussed further in “Note 8. Investments, Forward Contracts and Fair Value Measurements”.
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

The allocation of the purchase price was based upon a valuation performed. Acquired intangible assets are classified as Level 3 assets for which fair value is derived from a valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair values of acquired customer relationships and developed technology were determined based on the excess earnings method and relief from royalty method, respectively, variations of the income approach. The intangible assets are being amortized over their estimated useful lives that range from six to seven years. Customer backlog will be fully amortized within one year.
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
Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	June 29, 2019	Charged to Costs and Expenses	Deductions (1)	September 28, 2019
Allowance for doubtful accounts	$2.0	$0.4	$(0.2)	$2.2

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	September 28, 2019	June 29, 2019
Finished goods	$35.8	$36.7
Work in process	22.9	26.5
Raw materials	40.7	39.5
Inventories, net	$99.4	$102.7

Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	September 28, 2019	June 29, 2019
Prepayments	$14.0	$14.2
Asset held for sale	2.5	2.5
Advances to contract manufacturers	6.1	5.1
Refundable income taxes	8.1	8.9
Transaction tax receivables	11.1	11.8
Other current assets	10.0	7.4
Prepayments and other current assets	$51.8	$49.9

Other current liabilities
The following table presents the components of other current liabilities (in millions):

	September 28, 2019	June 29, 2019
Customer prepayments	$17.7	$30.2
Restructuring accrual	7.4	8.6
Income tax payable	11.0	8.5
Warranty accrual	4.8	4.7
Transaction tax payable	2.7	3.8
Operating lease liabilities (Note 12)	11.8	—
Foreign exchange forward contracts liability	4.6	4.0
Other	13.1	12.6
Other current liabilities	$73.1	$72.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	September 28, 2019	June 29, 2019
Pension and post-employment benefits	$98.9	$103.2
Financing obligation	16.3	25.5
Deferred tax liability	12.9	14.6
Long-term deferred revenue	13.2	13.2
Fair value of contingent consideration (1)	38.4	37.7
Operating lease liabilities (Note 12)	24.2	—
Uncertain tax position	12.9	13.6
Other	16.0	18.7
Other non-current liabilities	$232.8	$226.5

(1) See “Note 6. Acquisitions” of the Notes to our Consolidated Financial Statements for more detail.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of September 28, 2019 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.3)	$0.6
Total available-for-sale debt securities	$0.9	$—	$(0.3)	$0.6

The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of September 28, 2019, the total estimated fair value of $0.6 million was classified as other non-current assets.
 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of September 28, 2019, were $1.5 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three months ended September 28, 2019 and September 29, 2018, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of September 28, 2019, (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in more than 5 years	$0.9	$0.6
Total debt available-for-sale securities	$0.9	$0.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s available-for-sale securities as of June 29, 2019, (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Asset-backed securities	$0.9	$—	$(0.3)	$0.6
Total available-for-sale securities	$0.9	$—	$(0.3)	$0.6

As of June 29, 2019, of the estimated fair value of $0.6 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 29, 2019, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $1.5 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
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

•
Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of September 28, 2019 and June 29, 2019, the Company did not hold any Level 3 investment securities. As of September 28, 2019, the fair value of the Company’s contingent liability was determined using Level 3 inputs, as discussed below.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following table presents assets and liabilities measured at fair value as of September 28, 2019 and June 29, 2019, (in millions):

	September 28, 2019				June 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities
Asset-backed securities	$0.6	$—	$0.6	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.6	—	0.6	—	0.6	—	0.6	—
Money market funds	336.1	336.1	—	—	322.9	322.9	—	—
Trading securities	1.5	1.5	—	—	1.5	1.5	—	—
Foreign currency forward contract (1)	2.0	—	2.0	—	1.2	—	1.2	—
Total assets (2)	$340.2	$337.6	$2.6	$—	$326.2	$324.4	$1.8	$—

Liability:
Foreign currency forward contract (3)	$4.6	$—	$4.6	$—	$4.0	$—	$4.0	$—
Contingent consideration (4)	40.1	—	—	40.1	38.4	—	—	38.4
Total liabilities	$44.7	$—	$4.6	$40.1	$42.4	$—	$4.0	$38.4

(1)	$2.0 million and $1.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019, respectively.

(2)
$328.7 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $2.0 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of September 28, 2019. $315.5 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $1.2 million in other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 29, 2019.

(3)	$4.6 million and $4.0 million in other current liabilities on the Company’s Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019, respectively.

(4)
$1.7 million and $0.7 million in Other current liabilities on the Company’s Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019, respectively. $38.4 million and $37.7 million in Other non-current liabilities on the Company’s Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019, respectively. Refer to “Note 6. Acquisitions” of the Notes to Consolidated Financial Statements for more detail.

The Company’s Level 3 liabilities as of September 28, 2019, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its acquisitions. The earn-out liabilities represent future payments by the Company of up to $63.0 million over four years, that are contingent on the achievement of certain revenue and gross profit targets. As of September 28, 2019, the aggregate fair value of our contingent consideration was $40.1 million. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the input on the date of remeasurement, with the change in fair value recognized in Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the three months ended September 28, 2019 (in millions):

Contingent Consideration
Balance as of June 29, 2019	$38.4
Change in fair value of contingent consideration liabilities	1.7
Balance as of September 28, 2019	$40.1

No payments were made in connection with the Company’s contingent earn-out liabilities during the three months ended September 28, 2019.
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
As of September 28, 2019, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $2.0 million and $4.6 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 29, 2019, the fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $116.0 million and $117.8 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $33.7 million and $31.3 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $2.6 million and $1.3 million for the three months ended September 28, 2019 and September 29, 2018, respectively.
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2019	$338.9	$—	$42.2	$381.1
Currency translation adjustments	(4.4)	—	—	(4.4)
Balance as of September 28, 2019	$334.5	$—	$42.2	$376.7

The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2019, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were no events or changes in circumstances which triggered an impairment review during the three months ended September 28, 2019.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of September 28, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$433.9	$(317.8)	$116.1
Customer relationships	192.0	(132.6)	59.4
Other (1)	35.5	(19.2)	16.3
Total intangibles	$661.4	$(469.6)	$191.8

As of June 29, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.0	$(311.1)	$125.9
Customer relationships	193.7	(126.3)	67.4
Other (1)	36.1	(17.8)	18.3
Total intangibles	$666.8	$(455.2)	$211.6

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Cost of revenues	$8.4	$9.4
Operating expenses	8.7	9.8
Total amortization of intangible assets	$17.1	$19.2

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 28, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$50.0
2021	62.7
2022	36.8
2023	23.0
2024	9.2
Thereafter	10.1
Total amortization	$191.8
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Debt
As of September 28, 2019 and June 29, 2019, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	September 28, 2019	June 29, 2019
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(94.7)	(99.8)
Unamortized debt issuance cost	(6.0)	(6.4)
Carrying amount of liability component	$584.3	$578.8

Carrying amount of equity component (1)	$136.8	$136.8

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of September 28, 2019 and June 29, 2019.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of September 28, 2019, the expected remaining term of the 2023 Notes is 3.7 years.
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
Based on quoted market prices as of September 28, 2019 and June 29, 2019, the fair value of the 2023 Notes was approximately $271.8 million and $261.3 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of September 28, 2019, the expected remaining term of the 2024 Notes is 4.4 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on quoted market prices as of September 28, 2019 and June 29, 2019, the fair value of the 2024 Notes was approximately $567.0 million and $540.8 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
0.625% Senior Convertible Notes (“2033 Notes”)
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of September 28, 2019 and June 29, 2019, none of the 2033 Notes remain outstanding.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Interest expense-contractual interest	$2.1	$2.5
Amortization of debt issuance cost	0.3	0.4
Accretion of debt discount	5.1	6.5

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for our operating leases, the Company uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Operating ROU assets are recognized at commencement based on the amount of the initial measurement of the lease liability. Operating ROU assets also include any lease payments made prior to lease commencement and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
Operating ROU assets are included in other non-current assets and lease liabilities are included in other current liabilities and other non-current liabilities in the Company’s consolidated balance sheets. Lease and non-lease components for all leases are accounted for separately. The Company does not recognize ROU assets and lease liabilities for leases with a lease term of twelve months or less.
The Company's lease arrangements are composed of operating leases with various expiration dates through December 31, 2029. The Company's leases do not contain any material residual value guarantees.
For the three months ended September 28, 2019, the total operating lease cost was $3.3 million. Total variable lease costs were immaterial during the three months ended September 28, 2019. The total operating costs were included in cost of revenues, research and development, selling, general and administrative in the Company’s Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of September 28, 2019, the weighted-average remaining lease term was 4.4 years, and the weighted-average discount rate was 4.8%.
For the three months ended September 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities was $3.4 million, and operating ROU assets obtained in exchange of new operating lease liabilities was $1.9 million.
The balance sheet information related to our operating leases is as follows (in millions):

September 28, 2019
Other non-current assets	$34.6
Total operating ROU assets	$34.6

Other current liabilities	$11.8
Other non-current liabilities	24.2
Total operating lease liabilities	$36.0

Future minimum operating lease payments as of September 28, 2019 are as follows (in millions):

Operating Leases
Remainder of 2020	$9.1
2021	11.8
2022	7.9
2023	3.7
2024	2.3
Thereafter	5.1
Total lease payments	$39.9
Less: Interest	(3.9)
Present value of lease liabilities	$36.0

Prior to the adoption of the new lease standard, future minimum undiscounted operating lease payments as of June 29, 2019, excluding non-lease components, we as follows (in millions):

Operating Leases
Fiscal 2020	$11.7
Fiscal 2021	10.8
Fiscal 2022	7.4
Fiscal 2023	3.9
Fiscal 2024	2.5
Thereafter	5.3
Less: sublease income	(0.1)
Total lease payments	$41.5

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
As of September 28, 2019 and June 29, 2019, the Company’s total restructuring accrual was $7.5 million and $8.8 million, respectively. During the three months ended September 28, 2019 and September 29, 2018, the Company recorded restructuring and related charges of $0.3 million and $14.8 million, respectively.
Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended September 28, 2019 (in millions):

	Balance June 29, 2019	Three Months Ended September 28, 2019 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance September 28, 2019
Fiscal 2019 Plan
NSE, including AW (1)	$8.7	$0.3	$(1.0)	$(0.5)	$7.5
Plans Prior to Fiscal 2017
Other Plans (1)	0.1	—	—	(0.1)	—
Total	$8.8	$0.3	$(1.0)	$(0.6)	$7.5

(1)	Plan type includes workforce reduction cost.

(2)	Other adjustments including $0.2 million lease liability reclassification to Operating lease liability upon ASC 842 adoption.
The long-term portion of our total restructuring liability for the September 28, 2019 and June 29, 2019 periods is $0.1 million and $0.2 million, respectively. The remaining portion has been included as a component of Other current liabilities on the Consolidated Balance Sheets.
Upon adoption of the new lease accounting standard in the first quarter of fiscal 2020, the remaining lease-related liabilities of $0.2 million associated with the NSE, Including AW Restructuring Plan and Other Plans were recognized as a reduction to the operating lease ROU assets.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. A restructuring charge of $0.3 million was recorded in the three months ended September 28, 2019 for adjustments to severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14. Income Taxes
The Company recorded an income tax expense of $8.3 million and $5.7 million for the three months ended September 28, 2019 and September 29, 2018, respectively.
The income tax expense for the three months ended September 28, 2019 and September 29, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to the Company’s loss from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations.
As of September 28, 2019, and June 29, 2019, the Company’s unrecognized tax benefits totaled $50.4 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.4 million accrued for the payment of interest and penalties at September 28, 2019. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase program up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. The new stock repurchase replaces the previous $200 million stock repurchase program that was set to expire on September 30, 2019. Under the new repurchase program, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.

During the three months ended September 28, 2019, the Company repurchased 104 thousand shares of its common stock for $1.5 million. As of September 28, 2019, the Company had remaining authorization of $198.5 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
Note 16. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 28, 2019 and September 29, 2018, as follows (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Cost of revenues	$1.0	$0.8
Research and development	1.7	1.2
Selling, general and administrative	7.6	6.1
Total stock-based compensation expense	$10.3	$8.1

Approximately $1.0 million and $0.9 million of stock-based compensation expense was capitalized to inventory as of September 28, 2019 and September 29, 2018, respectively.
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
During the three months ended September 28, 2019 and September 29, 2018, the Company granted 2.9 million and 3.4 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the three months ended September 28, 2019 and September 29, 2018, the Company granted 0.5 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the three months ended September 28, 2019 and September 29, 2018, the Company granted additional 0.2 million and 0.1 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 28, 2019 and September 29, 2018 were estimated to be $7.7 million and $6.2 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market condition were valued using a Monte Carlo simulation.
As of September 28, 2019, $78.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.1 years.
Note 17. Employee Pension and Other Benefit Plans
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
As of September 28, 2019, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 28, 2019, the Company contributed $0.6 million to the U.K. plan and $0.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Service cost	$0.1	$—
Interest cost	0.4	0.6
Expected return on plan assets	(0.4)	(0.4)
Amortization of net actuarial losses	0.7	0.6
Net periodic benefit cost	$0.8	$0.8

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.8 million related to its defined benefit pension plans during fiscal 2020 to make current benefit payments and fund future obligations. As of September 28, 2019, approximately $1.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2019.
Note 18. Commitments and Contingencies
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of September 28, 2019, the related accrued pension liability was £6.5 million or $8.0 million.
The Company is subject to a variety of claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against the Company, individually or in aggregate,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of September 28, 2019 and June 29, 2019.
Outstanding Letters of Credit and Performance Bonds
As of September 28, 2019, the Company had standby letters of credit of $7.4 million and performance bonds of $0.9 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during the three months ended September 28, 2019 and September 29, 2018, (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018
Balance as of beginning of period	$8.7	$8.2
Provision for warranty	0.4	0.4
Utilization of reserve	(1.0)	(1.2)
Adjustments related to pre-existing warranties (including changes in estimates)	0.7	1.6
Balance as of end of period	$8.8	$9.0

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents information on the Company’s reportable segments (in millions):

	Three Months Ended September 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$177.2	$7.7	$184.9	$79.8	$—	$264.8
Service revenue	21.7	13.2	34.9	0.2	—	35.0
Net revenue	$198.9	$20.9	$219.8	$80.0	$—	$299.8

Gross profit	$128.0	$12.6	$140.6	$43.3	$(9.5)	$174.4
Gross margin	64.4%	60.3%	64.0%	54.1%		58.2%

Operating income			$22.3	$30.4	$(32.0)	$20.7
Operating margin			10.1%	38.0%		6.9%

	Three Months Ended September 29, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$149.9	$13.6	$163.5	$77.6	$—	$241.1
Service revenue	14.6	12.6	27.2	0.2	—	27.4
Net revenue	$164.5	$26.2	$190.7	$77.8	$—	$268.5

Gross profit	$102.9	$18.3	$121.2	$39.4	$(10.2)	$150.4
Gross margin	62.6%	69.8%	63.6%	50.6%		56.0%

Operating income			$16.4	$27.4	$(45.0)	$(1.2)
Operating margin			8.6%	35.2%		(0.4)%

	Three Months Ended
	September 28, 2019	September 29, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$183.9	$160.6
Stock-based compensation	(1.0)	(0.8)
Amortization of intangibles	(8.4)	(9.4)
Other charges unrelated to core operating performance	(0.1)	—
GAAP gross profit	$174.4	$150.4

Corporate reconciling items impacting operating income:
Total segment operating income	$52.7	$43.8
Stock-based compensation	(10.3)	(8.1)
Amortization of intangibles	(17.1)	(19.2)
Other charges unrelated to core operating performance (1)	(4.3)	(2.9)
Restructuring and related charges	(0.3)	(14.8)
GAAP operating income	$20.7	$(1.2)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
During the three months ended September 28, 2019 and September 29, 2018, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

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

	Three Months Ended
	September 28, 2019			September 29, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$71.4	$13.6	$85.0	$60.1	$12.7	$72.8
Other Americas	16.6	4.1	20.7	17.9	3.1	21.0
Total Americas	$88.0	$17.7	$105.7	$78.0	$15.8	$93.8

Asia-Pacific:
Greater China	$70.5	$1.4	$71.9	$58.7	$0.2	$58.9
Other Asia	31.3	4.0	35.3	36.0	3.5	39.5
Total Asia-Pacific	$101.8	$5.4	$107.2	$94.7	$3.7	$98.4

EMEA:
Switzerland	$12.2	$—	$12.2	$25.7	$—	$25.7
Other EMEA	62.8	11.9	74.7	42.7	7.9	50.6
Total EMEA	$75.0	$11.9	$86.9	$68.4	$7.9	$76.3

Total net revenue	$264.8	$35.0	$299.8	$241.1	$27.4	$268.5

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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 29, 2019.

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”), is a global provider of network test, monitoring and assurance solutions to communications service providers (“CSPs”), enterprises, network equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to command the network. VIAVI is also a leader in light management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, automotive, and defense applications.
To serve our markets we operate in the following business segments:

•	Network Enablement (“NE”);

•	Service Enablement (“SE”), and;

•	Optical Security and Performance Products (“OSP”).
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., CenturyLink Inc., Cisco Systems, Inc., Comcast Corporation, Nokia Networks and Verizon Communications, Inc.
Our NE products and associated services including acquired business are described below:
Field Instruments: Primarily consisting of (a) Cable and Access products; (b) Fiber Instrument products; (c) Metro products; (d) RF Test products; (e) Radio Test products; and (f) Avionics products.
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; and (d) Wireless products.
Service Enablement
SE provides embedded systems and performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions - which primarily consist of instruments, microprobes and software - monitor, collect and analyze network data to reveal the actual customer experience, deliver insights to optimize performance, detect security threats, and identify opportunities for new revenue streams.
Our SE solutions portfolio delivers service assurance for operational wireless and fixed communications networks also addressed by our NE portfolio, primarily supporting CSPs. Additionally, our SE portfolio supports network performance monitoring for enterprises and cloud operators. As service providers and enterprises shift their networks to a hybrid physical-cloud state, the SE portfolio provides our customers with dynamic and remote network management, control, and optimization. They can initiate service to new customers faster, decrease the need for technicians to make on-site service calls, reduce mean time to repair and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
SE customers include similar CSPs, NEMs, government organizations, large corporate customers, and storage-segment customers that are served by our NE segment.
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security products.
Assurance: Primarily consisting of our (a) Mature Products (Legacy Assurance and Legacy Wireline) and (b) Growth Products (Core and Edge assurance products).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, healthcare and other markets.
Our security offerings for the currency market include, Optically Variable Pigment (“OVP®”) and Optically Variable Magnetic Pigment (“OVMP®”). OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today. OVMP is an advanced product version of OVP with the added magnetic property feature.
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
OSP serves customers such as, L-3 Communications, Lockheed Martin, Seiko Epson, SICPA and STMicroelectronics.
In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage.
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
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There have been no material changes to our critical accounting policies and estimates, except with respect to financial reporting of leasing arrangements from the adoption of ASC 842 - Leases. Refer to “Note 12. Leases” for more details.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	Percent Change
Segment net revenue:
NE	$198.9	$164.5	$34.4	20.9%
SE	20.9	26.2	(5.3)	(20.2)%
OSP	80.0	77.8	2.2	2.8%
Total net revenue	$299.8	$268.5	$31.3	11.7%

Gross profit	$174.4	$150.4	$24.0	16.0%
Gross margin	58.2%	56.0%

Research and development	$51.5	$42.6	$8.9	20.9%
Percentage of net revenue	17.2%	15.9%

Selling, general and administrative	$93.2	$84.4	$8.8	10.4%
Percentage of net revenue	31.1%	31.4%

Restructuring and related charges	$0.3	$14.8	$(14.5)	(98.0)%
Percentage of net revenue	0.1%	5.5%

Interest and other income, net	$2.7	$1.7	$1.0	58.8%
Percentage of net revenue	0.9%	0.6%

Interest expense	$(8.3)	$(10.1)	$(1.8)	(17.8)%
Percentage of net revenue	2.8%	3.8%

Provision for income taxes	$8.3	$5.7	$2.6	45.6%
Percentage of net revenue	2.8%	2.1%
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
Three months ended September 28, 2019 and September 29, 2018
Net revenue increased by $31.3 million, or 11.7%, during the three months ended September 28, 2019 compared to the same period a year ago. This increase was due to revenue increase from our NE and OSP segments.

Product revenues increased by $23.7 million, or 9.8%, during the three months ended September 28, 2019 compared to the same period a year ago, due to revenue increase from our NE and OSP segments, partially offset by revenue declines in our SE segment as discussed below.
Service revenues increased by $7.6 million, or 27.7%, during the three months ended September 28, 2019 compared to the same period a year ago primarily due to increased support revenue from our NE segment.
NE net revenue increased by $34.4 million, or 20.9%, during the three months ended September 28, 2019 compared to the same period a year ago. This increase was driven by 5G wireless secular growth trends and fiber demand from both Lab and Field Instruments due to the 400Gb upgrade cycle. Access and DOCSIS 3.1 related cable demand driven primarily by a recovery in spend in North American cable service providers.
SE net revenue decreased by $5.3 million, or 20.2%, during the three months ended September 28, 2019 compared to the same period a year ago. Due to continued runoff of Mature Assurance products and lower demand in our Growth Assurance products. The Data Center and Assurance markets have been challenging in calendar year 2019, with many deals delayed as customers reevaluate IT spend.
OSP net revenue increased by $2.2 million, or 2.8%, during the three months ended September 28, 2019 compared to the same period a year ago. This increase was driven by 3D Sensing demand by the broadening of customer base for optical filters and continued adoption of Engineered DiffusersTM by Android based smart phone customers. Anti-Counterfeiting revenue declined as the business relied mostly on banknote reprint volume. This reflects a change from a year ago levels where OSP benefited from higher banknote redesign demand in the fiscal first half of 2019 along with reoccurring reprint volume.
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
In fiscal 2020, we expect to see an increase in net revenue from our NSE segment driven by macro industry technology trends from 5G wireless testing and deployment, and “fiber-to-the-everywhere” (“FTTX”) deployment. In our OSP segment, while the Anti-Counterfeiting product pipeline remains robust, visibility remains limited for banknote redesign in the next several quarters. We also expect 3D Sensing revenue increase, driven by adoption of this technology on multiple mobile devices.

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

	Three Months Ended
	September 28, 2019		September 29, 2018
Americas:
United States	$85.0	28.4%	$72.8	27.1%
Other Americas	20.7	6.9%	21.0	7.9%
Total Americas	$105.7	35.3%	$93.8	35.0%

Asia-Pacific:
Greater China	$71.9	24.0%	$58.9	21.9%
Other Asia	35.3	11.7%	39.5	14.7%
Total Asia-Pacific	$107.2	35.7%	$98.4	36.6%

EMEA:
Switzerland	$12.2	4.1%	$25.7	9.6%
Other EMEA	74.7	24.9%	50.6	18.8%
Total EMEA	$86.9	29.0%	$76.3	28.4%

Total net revenue	$299.8	100.0%	$268.5	100.0%
Net revenue from customers outside the Americas during the three months ended September 28, 2019 and September 29, 2018 represented 64.7% and 65.0% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 2.2 percentage points during the three months ended September 28, 2019 from 56.0% in the same period a year ago to 58.2% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NE and OSP segments. The increase was partially offset by gross margin reduction in our SE segment as discussed below.
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
Research and Development
R&D expense increased by $8.9 million, or 20.9%, during the three months ended September 28, 2019 compared to the same period a year ago. This increase was primarily driven by targeted investments to support increased demand for our Wireless products and additional costs from our acquisitions in the prior year. As a percentage of net revenue, R&D increased by 1.3 percentage points during the three months ended September 28, 2019 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative

SG&A expense increased by $8.8 million or 10.4%, during the three months ended September 28, 2019 compared to the same period a year ago. This increase was primarily due to on going investments including upgrading our ERP and related systems, targeted investments to support increased demand for our Wireless and Fiber products, additional costs from our acquisitions in the prior year and an increase to the fair value of our earn-out liabilities in the current period. As a percentage of net revenue, SG&A decreased 0.3 percentage points during the three months ended September 28, 2019 compared to the same period a year ago.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we may experience in the future, certain charges unrelated to our core operating performance, such as mergers and acquisitions-related expenses, litigation expenses and charges from changes in the fair value measurement of our contingent consideration liabilities, which could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions. We estimate annualized gross cost savings of approximately $24.3 million excluding any one-time charges as a result of recent restructuring activities initiated in the last twelve months. Refer to “Note 13. Restructuring and Related Charges” for more information.

As of September 28, 2019, our total restructuring accrual was $11.4 million. During the three months ended September 28, 2019 and September 29, 2018, we recorded $0.3 million and $14.8 million respectively, in restructuring and related charges.
Interest and Other Income, Net
Interest and other income, net, was $2.7 million during the three months ended September 28, 2019 compared to $1.7 million the same period a year ago. This $1.0 million increase was primarily driven by the $1.8 million favorable foreign exchange impact as the balance sheet hedging program provided a favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, which was partially offset by a decrease of $0.8 million interest income, due to lower investments balance during the current period.
Interest Expense
Interest expense decreased by $1.8 million, or 17.8%, during the three months ended September 28, 2019 compared to the same period a year ago. This decrease was primarily due to the decrease in debt discount accretion as the 2033 Notes were fully redeemed or converted in the second quarter of fiscal 2019.
Provision for Income Taxes
The Company recorded an income tax expense of $8.3 million and $5.7 million for the three months ended September 28, 2019 and September 29, 2018 respectively.
The income tax expense for the three months ended September 28, 2019 and September 29, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax expense recorded differs from the expected tax benefit that would be calculated by applying the federal statutory rate to our loss from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations.
As of September 28, 2019, and June 29, 2019, our unrecognized tax benefits totaled $50.4 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $3.4 million accrued for the payment of interest and penalties at September 28, 2019. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended
	September 28, 2019	September 29, 2018	Change	Percentage Change
Network Enablement
Net revenue	$198.9	$164.5	$34.4	20.9%
Gross profit	128.0	102.9	25.1	24.4%
Gross margin	64.4%	62.6%

Service Enablement
Net revenue	$20.9	$26.2	$(5.3)	(20.2)%
Gross profit	12.6	18.3	(5.7)	(31.1)%
Gross margin	60.3%	69.8%

Network and Service Enablement
Net revenue	$219.8	$190.7	$29.1	15.3%
Operating income	22.3	16.4	5.9	36.0%
Operating margin	10.1%	8.6%

Optical Security and Performance
Net revenue	$80.0	$77.8	$2.2	2.8%
Gross profit	43.3	39.4	3.9	9.9%
Gross margin	54.1%	50.6%
Operating income	30.4	27.4	3.0	10.9%
Operating margin	38.0%	35.2%
Network Enablement
During the three months ended September 28, 2019, NE gross margin increased by 1.8 percentage points from 62.6% in the same period a year ago to 64.4% in the current period. This increase was primarily due to higher revenue volume and gross margin improvement from favorable product mix in our Lab Instrument products.
Service Enablement
During the three months ended September 28, 2019, SE gross margin decreased by 9.5 percentage points from 69.8% in the same period a year ago to 60.3% in the current period. This decrease was primarily due to lower revenue volumes in our Assurance products resulting in under absorption of fixed costs as well as impacts from unfavorable mix due to declines in revenue from our Data Center products.
Network and Service Enablement (“NSE”)
During the three months ended September 28, 2019, NSE operating margin increased by 1.5 percentage points from 8.6% in the same period a year ago to 10.1% in the current period. This increase in operating margin was primarily driven by higher gross margins as discussed above, the higher operating leverage from increased revenue and continuing efficient cost management including restructuring, cost synergies realized from the acquisition.
Optical Security and Performance Products
During the three months ended September 28, 2019 OSP gross margin increased by 3.5 percentage points from 50.6% in the same period a year ago to 54.1% in the current period. This increase was primarily due to higher absorption of manufacturing overhead from increased 3D Sensing product volume and operating efficiency.

OSP operating margin increased by 2.8 percentage points during the three months ended September 28, 2019 from 35.2% in the same period a year ago to 38.0% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. As of September 28, 2019, U.S. entities owned approximately 27.4% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 28, 2019, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended September 28, 2019, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of September 28, 2019, none of the 2033 Notes remain outstanding. For additional information related to our debt refer to “Note 11. Debt.”
Three Months Ended September 28, 2019
As of September 28, 2019, our combined balance of cash and cash equivalents, short-term investments, and restricted cash increased by $3.8 million to $530.3 million from $526.5 million as of June 29, 2019.
During the three months ended September 28, 2019, Cash provided by operating activities was $31.3 million, consisting of net income of $6.8 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $43.7 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $19.2 million. Changes in our operating assets and liabilities related primarily to an increase in inventories of $3.4 million, a decrease in deferred revenue of $4.1 million, an increase in other current and non-current assets of $1.7 million, a decrease in accounts payable of $1.6 million and a decrease in accrued expenses and other current and non-current liabilities of $14.7 million. These changes were partially offset by an increase in accrued payroll and related expenses of $3.8 million, an increase in income taxes payable of $2.0 million and a decrease in accounts receivable of $0.5 million.
During the three months ended September 28, 2019, Cash used in investing activities was $5.9 million, primarily related to $7.1 million of cash used for capital expenditures, offset by $1.2 million proceeds from sales of assets.
During the three months ended September 28, 2019, Cash used in financing activities was $7.8 million, primarily resulting from $7.6 million in withholding tax payments on the vesting of restricted stock awards, $1.5 million in cash paid to repurchase common stock under our share repurchase program and $1.0 million payments on financing obligations; offset by $2.3 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.

Three Months Ended September 29, 2018
As of September 29, 2018, our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $128.6 million to $665.0 million from $793.6 million as of June 30, 2018.
During the three months ended September 29, 2018, Cash provided by operating activities was $27.6 million, consisting of net loss of $15.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $42.3 million, including changes in deferred tax balance, and changes in operating assets and liabilities that provided $0.6 million. Changes in our operating assets and liabilities related primarily to an increase in accounts payable of $3.7 million driven by timing of payments, an increase in accrued payroll and related expenses of $2.6 million due to bonus accruals, an increase in inventories of $1.4 million due to increased shipments of 3D Sensing products, an increase in income taxes payable of $1.3 million, an increase in deferred revenue of $1.1 million and an increase in accrued and other current and non-current liabilities of $0.1 million. These changes were partially offset by an increase in accounts receivable of $6.7 million due to higher billings and an increase in other current and non-current assets of $2.9 million.
During the three months ended September 29, 2018, Cash provided by investing activities was $107.0 million, primarily related to $117.5 million in sales and maturities of available-for-sale debt securities and $1.6 million proceeds from sales of assets; offset by $12.1 million of cash used for capital expenditures.
During the three months ended September 29, 2018, Cash used in financing activities was $138.4 million, primarily resulting from $134.3 million used for repurchase of our 2033 Notes, $5.5 million in withholding tax payments on vesting of restricted stock awards and $0.7 million in payment of financing obligations; offset by $2.1 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2020.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than the guarantees discussed in “Note 18. Commitments and Contingencies.”
Employee Equity Incentive Plan
Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 16. Stock-Based Compensation” for more details.
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (“PBO”) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 28, 2019, our pension plans were under funded by $104.8 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 28, 2019, the fair value of plan assets had increased approximately 4.7% since June 29, 2019, our most recent fiscal year end.
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
In estimating the expected return on plan assets, we consider historical returns on plan assets, adjusted for forward-looking considerations, inflation assumptions and the impact of active management of the plan’s invested assets. While it is not possible to accurately predict future rate movements, we believe our current assumptions are appropriate. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details.
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2019.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2019.
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
Item 1A. Risk Factors
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A of our Annual Report for the fiscal year ended June 29, 2019, except as noted below.
In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage.
The geographic location of our Northern California headquarters and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Moreover, in October 2019, Pacific Gas and Electric (“PG&E”), the public electric utility in our Northern California region commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 28, 2019, formatted in Inline XBRL.				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2019	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)