Form 10-Q
period 2019-12-28
VIAVI SOLUTIONS INC.
filed 2020-02-06
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2019
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

As of January 25, 2020, the Registrant had 230,252,773 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Revenues:
Product revenue	$281.9	$272.8	$546.7	$513.9
Service revenue	31.8	34.1	66.8	61.5
Total net revenue	313.7	306.9	613.5	575.4
Cost of revenues:
Product cost of revenue	103.7	106.0	208.0	203.9
Service cost of revenue	12.1	14.4	24.8	25.2
Amortization of acquired technologies	8.4	8.5	16.8	17.9
Total cost of revenues	124.2	128.9	249.6	247.0
Gross profit	189.5	178.0	363.9	328.4
Operating expenses:
Research and development	50.3	45.9	101.8	88.5
Selling, general and administrative	86.3	88.5	179.5	172.9
Amortization of other intangibles	8.8	10.4	17.5	20.2
Restructuring and related (benefits) charges	(0.9)	0.3	(0.6)	15.1
Total operating expenses	144.5	145.1	298.2	296.7
Income from operations	45.0	32.9	65.7	31.7
Interest income and other income, net	1.3	1.5	4.0	3.2
Interest expense	(8.4)	(8.1)	(16.7)	(18.2)
Income before taxes	37.9	26.3	53.0	16.7
Provision for income taxes	9.9	10.9	18.2	16.6
Income from continuing operations	28.0	15.4	34.8	0.1
Loss from discontinued operations, net of taxes	—	(2.4)	—	(2.4)
Net income (loss)	$28.0	$13.0	$34.8	$(2.3)

Income (loss) per share - basic:
Continuing operations	$0.12	$0.07	$0.15	$0.00
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share - basic	$0.12	$0.06	$0.15	$(0.01)

Income (loss) per share - diluted:
Continuing operations	$0.12	$0.07	$0.15	$0.00
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share - diluted	$0.12	$0.06	$0.15	$(0.01)

Shares used in per-share calculations:
Basic	230.0	228.3	229.7	227.8
Diluted	238.3	230.4	237.4	230.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Net income (loss)	$28.0	$13.0	$34.8	$(2.3)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	28.0	(13.0)	0.6	(26.1)
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	—	—	—	0.2
Plus: reclassification adjustments included in net loss	—	0.2	—	0.4
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.8	0.4	1.5	1.0
Net change in accumulated other comprehensive income (loss)	28.8	(12.4)	2.1	(24.5)
Comprehensive income (loss)	$56.8	$0.6	$36.9	$(26.8)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 28, 2019	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$551.8	$521.5
Short-term investments	1.6	1.5
Restricted cash	3.5	3.5
Accounts receivable, net	251.5	237.7
Inventories, net	91.9	102.7
Prepayments and other current assets	54.5	49.9
Total current assets	954.8	916.8
Property, plant and equipment, net	173.5	179.9
Goodwill, net	384.5	381.1
Intangibles, net	179.3	211.6
Deferred income taxes	106.8	108.4
Other non-current assets	60.8	17.3
Total assets	$1,859.7	$1,815.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48.9	$63.4
Accrued payroll and related expenses	66.5	58.7
Deferred revenue	53.2	55.3
Accrued expenses	32.1	34.2
Other current liabilities	61.2	72.4
Total current liabilities	261.9	284.0
Long-term debt	589.8	578.8
Other non-current liabilities	243.7	226.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 230 million shares at December 28, 2019 and 229 million shares at June 29, 2019, issued and outstanding	0.2	0.2
Additional paid-in capital	70,254.0	70,244.7
Accumulated deficit	(69,357.4)	(69,384.5)
Accumulated other comprehensive loss	(132.5)	(134.6)
Total stockholders’ equity	764.3	725.8
Total liabilities and stockholders’ equity	$1,859.7	$1,815.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 28, 2019	December 29, 2018
OPERATING ACTIVITIES:
Net income (loss)	$34.8	$(2.3)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	19.7	19.7
Amortization of acquired technologies and other intangibles	34.3	38.1
Stock-based compensation	21.6	17.7
Amortization of debt issuance costs and accretion of debt discount	11.0	12.1
Amortization of discount and premium on investments, net	—	(0.2)
Net change in fair value of contingent liabilities	(4.3)	—
Loss on disposal of long-lived assets	—	0.7
Other	2.4	1.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13.5)	(33.5)
Inventories	3.2	3.4
Other current and non-currents assets	(2.5)	(0.7)
Accounts payable	(14.2)	(3.0)
Income taxes payable	5.8	7.0
Deferred revenue, current and non-current	2.9	0.3
Deferred taxes, net	(2.8)	(4.5)
Accrued payroll and related expenses	8.2	9.5
Accrued expenses and other current and non-current liabilities	(37.3)	3.2
Net cash provided by operating activities	$69.3	$69.1

INVESTING ACTIVITIES:
Maturities of available-for-sale investments	$—	$42.2
Sales of available-for-sale investments	—	97.0
Capital expenditures	(13.3)	(24.2)
Proceeds from the sale of assets	3.1	3.0
Acquisitions, net of cash acquired	(0.5)	(28.1)
Net cash (used in) provided by investing activities	$(10.7)	$89.9

FINANCING ACTIVITIES:
Payment of debt issuance costs	$—	$(0.5)
Repurchase and retirement of common stock	(10.7)	(8.5)
Withholding tax payment on vesting of restricted stock awards	(15.1)	(9.8)
Repurchase and redemption of convertible debt	—	(276.9)
Payment of financing obligations	(1.8)	(0.4)
Proceeds from exercise of employee stock options and employee stock purchase plan	2.3	2.1
Net cash used in financing activities	(25.3)	(294.0)

Effect of exchange rates on cash, cash equivalents and restricted cash	(3.5)	(11.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	29.8	(146.2)
Cash, cash equivalents and restricted cash at the beginning of the period	530.4	624.3
Cash, cash equivalents and restricted cash at the end of the period	$560.2	$478.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 28, 2019	230.4	$0.2	$70,245.4	$(69,376.2)	$(161.3)	$708.1
Net income	—	—	—	28.0	—	28.0
Other comprehensive income	—	—	—	—	28.8	28.8
Shares issued under employee stock plans, net of tax	0.5	—	(2.9)	—	—	(2.9)
Stock-based compensation	—	—	11.5	—	—	11.5
Repurchase of common stock	(0.7)	—	—	(9.2)	—	(9.2)
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3

Three Months Ended December 29, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 29, 2018	228.2	$0.2	$70,218.6	$(69,394.1)	$(115.1)	$709.6
Net income	—	—	—	13.0	—	13.0
Other comprehensive loss	—	—	—	—	(12.4)	(12.4)
Shares issued under employee stock plans, net of tax	0.7	—	(1.5)	—	—	(1.5)
Stock-based compensation	—	—	9.7	—	—	9.7
Repurchase of commons stock	(0.9)	—	—	(8.5)	—	(8.5)
Other	—	—	—	0.1	0.1	0.2
Balance at December 29, 2018	228.0	$0.2	$70,226.8	$(69,389.5)	$(127.4)	$710.1

Six Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0	—	3.0
Net income	—	—	—	34.8	—	34.8
Other comprehensive income	—	—	—	—	2.1	2.1
Shares issued under employee stock plans, net of tax	2.2	—	(12.6)	—	—	(12.6)
Stock-based compensation	—	—	21.9	—	—	21.9
Repurchase of common stock	(0.8)	—	—	(10.7)	—	(10.7)
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3

Six Months Ended December 29, 2018
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net loss	—	—	—	(2.3)	—	(2.3)
Other comprehensive loss	—	—	—	—	(24.5)	(24.5)
Shares issued under employee stock plans, net of tax	2.2	—	(7.3)	—	—	(7.3)
Stock-based compensation	—	—	17.9	—	—	17.9
Repurchase of common stock	(0.9)	—	—	(8.5)	—	(8.5)
Other	—	—	—	(0.1)	—	(0.1)
Balance at December 29, 2018	228.0	$0.2	$70,226.8	$(69,389.5)	$(127.4)	$710.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”) for the three and six months ended December 28, 2019 and December 29, 2018 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019.
Other than updates to the Company’s lease accounting policy under Accounting Standards Codification (“ASC”) 842 - Leases, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 12. Leases”, there have been no material changes to the Company’s accounting policies during the three and six months ended December 28, 2019, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2019 on Form 10-K filed with the SEC on August 27, 2019.
The balance sheet as of June 29, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 28, 2019 and December 29, 2018 may not be indicative of results for the fiscal year ending June 27, 2020 or any future periods.
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
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial reporting requirements for leasing arrangements, ASC 842 - Leases. ASC 842 requires lessees to recognize operating leases with a term greater than one year on their balance sheets as Right-of-Use (“ROU”) assets and corresponding lease liabilities, measured at the present value of the lease payments. In the first quarter of fiscal 2020 the Company adopted this standard using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial statements for the adoption impact. The Company also elected the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs. Adoption of the leasing standard resulted in $35.5 million of ROU assets and $37.0 million of lease

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities on June 30, 2019. In addition, the Company recorded an adjustment to accumulative deficit, net of taxes, of $3.0 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of $7.1 million and financing obligations of $10.1 million. The adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. For additional information refer to “Note 12. Leases.”
Recent Accounting Pronouncements Not Yet Adopted
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance is effective for the Company in the first quarter of fiscal year 2022 and early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of December 28, 2019 and June 29, 2019, the Company had total non-billed receivables (Unbilled Receivables/Contract Assets) of $5.4 million and $11.5 million, respectively.
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
The following tables summarize the activity related to deferred revenue (in millions):

	December 28, 2019
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$64.4	$68.5
Revenue deferrals for new contracts (1)	33.6	52.5
Revenue recognized during the period	(26.1)	(49.1)
Balance at end of period	$71.9	$71.9

Short-term deferred revenue	$53.2	$53.2
Long-term deferred revenue	$18.7	$18.7
(1)  Included in these amounts is the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of December 28, 2019. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the transaction price allocated to remaining performance obligations as of December 28, 2019, was $238.1 million. The Company expects to recognize 89% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
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
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Numerator:
Income from continuing operations	$28.0	$15.4	$34.8	$0.1
Loss from discontinued operations, net of taxes	—	(2.4)	—	(2.4)
Net income (loss)	$28.0	$13.0	$34.8	$(2.3)
Denominator:
Weighted-average shares outstanding:
Basic	230.0	228.3	229.7	227.8
Shares issuable assuming conversion of convertible notes (1)	5.1	—	4.0	—
Effect of dilutive securities from stock-based benefit plans	3.2	2.1	3.7	2.7
Diluted	238.3	230.4	237.4	230.5

Net income (loss) per share - basic:
Continuing operations	$0.12	$0.07	$0.15	$0.00
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.12	$0.06	$0.15	$(0.01)

Net income (loss) per share - diluted:
Continuing operations	$0.12	$0.07	$0.15	$0.00
Discontinued operations	—	(0.01)	—	(0.01)
Net income (loss) per share	$0.12	$0.06	$0.15	$(0.01)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
		(2) (3)		(2) (3)
Restricted stock units	0.3	0.2	0.2	0.7
Stock options and ESPP	—	0.1	—	0.1
Total potentially dilutive securities	0.3	0.2	0.2	0.7

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

(3)
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
For the six months ended December 28, 2019, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2019	$(5.0)	$(101.0)	$(28.6)	$(134.6)
Other comprehensive income (loss) before reclassification	—	0.6	—	0.6
Amounts reclassified to accumulated other comprehensive loss	—	—	1.5	1.5
Net current-period other comprehensive income	—	0.6	1.5	2.1
Ending balance as of December 28, 2019	$(5.0)	$(100.4)	$(27.1)	$(132.5)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and SG&A in the Consolidated Statement of Operations for the six months ended December 28, 2019. There was no tax impact for the six months ended December 28, 2019. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 6. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019 (“3Z Close Date”), the Company acquired all of the equity of 3Z Telecom, Inc. (“3Z”) for approximately $23.2 million in cash and contingent consideration (“earn-out”) liability of up to $7.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period, subsequent to the 3Z Close Date. The acquisition of 3Z expands the Company’s Field Instrument offerings.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The identified tangible and intangible assets acquired, as of the 3Z Close Date, were as follows (in millions):

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

	June 29, 2019	Charged to Costs and Expenses	Deductions (1)	December 28, 2019
Allowance for doubtful accounts	$2.0	$0.6	$(0.3)	$2.3

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	December 28, 2019	June 29, 2019
Finished goods	$36.3	$36.7
Work in process	20.4	26.5
Raw materials	35.2	39.5
Inventories, net	$91.9	$102.7

Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	December 28, 2019	June 29, 2019
Prepayments	$13.3	$14.2
Asset held for sale	2.5	2.5
Advances to contract manufacturers	6.2	5.1
Refundable income taxes	9.1	8.9
Transaction tax receivables	10.5	11.8
Other current assets	12.9	7.4
Prepayments and other current assets	$54.5	$49.9

Other current liabilities
The following table presents the components of other current liabilities (in millions):

	December 28, 2019	June 29, 2019
Customer prepayments	$4.7	$30.2
Restructuring accrual	5.4	8.6
Income tax payable	14.3	8.5
Warranty accrual	5.1	4.7
Transaction tax payable	5.0	3.8
Operating lease liabilities (Note 12)	12.4	—
Foreign exchange forward contracts liability	1.1	4.0
Other	13.2	12.6
Other current liabilities	$61.2	$72.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	December 28, 2019	June 29, 2019
Pension and post-employment benefits	$101.7	$103.2
Financing obligation	16.3	25.5
Deferred tax liability	12.2	14.6
Long-term deferred revenue	18.7	13.2
Fair value of contingent consideration (1)	33.3	37.7
Operating lease liabilities (Note 12)	31.4	—
Uncertain tax position	13.9	13.6
Other	16.2	18.7
Other non-current liabilities	$243.7	$226.5

(1) See “Note 6. Acquisitions” of the Notes to our Consolidated Financial Statements for more detail.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of December 28, 2019 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5

The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of December 28, 2019, the total estimated fair value of $0.5 million was classified as other non-current assets.
 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of December 28, 2019, were $1.6 million, of which $0.5 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.8 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three and six months ended December 28, 2019 and December 29, 2018, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of December 28, 2019, (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in more than 5 years	$0.9	$0.5
Total debt available-for-sale securities	$0.9	$0.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the Company’s available-for-sale securities as of June 29, 2019, (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Asset-backed securities	$0.9	$—	$(0.3)	$0.6
Total available-for-sale securities	$0.9	$—	$(0.3)	$0.6

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

•
Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of December 28, 2019 and June 29, 2019, the Company did not hold any Level 3 investment securities. The fair value of the Company’s contingent liability was determined using Level 3 inputs, as discussed below.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The following table presents assets and liabilities measured at fair value as of December 28, 2019 and June 29, 2019, (in millions):

	December 28, 2019				June 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities
Asset-backed securities	$0.5	$—	$0.5	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.6	—	0.6	—
Money market funds	349.3	349.3	—	—	322.9	322.9	—	—
Trading securities	1.6	1.6	—	—	1.5	1.5	—	—
Foreign currency forward contract (1)	5.9	—	5.9	—	1.2	—	1.2	—
Total assets (2)	$357.3	$350.9	$6.4	$—	$326.2	$324.4	$1.8	$—

Liability:
Foreign currency forward contract (3)	$1.1	$—	$1.1	$—	$4.0	$—	$4.0	$—
Contingent consideration (4)	34.1	—	—	34.1	38.4	—	—	38.4
Total liabilities	$35.2	$—	$1.1	$34.1	$42.4	$—	$4.0	$38.4

(1)	$5.9 million and $1.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019, respectively.

(2)
$341.9 million in cash and cash equivalents, $1.6 million in short-term investments, $3.4 million in restricted cash, $5.9 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of December 28, 2019. $315.5 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $1.2 million in other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 29, 2019.

(3)	$1.1 million and $4.0 million in other current liabilities on the Company’s Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019, respectively.

(4)
$0.8 million and $0.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019, respectively. $33.3 million and $37.7 million in other non-current liabilities on the Company’s Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019, respectively.

The Company’s Level 3 liabilities as of December 28, 2019, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its acquisitions. The earn-out liabilities represent future payments by the Company of up to $63.0 million over three years, that are contingent on the achievement of certain revenue and gross profit targets. As of December 28, 2019, the aggregate fair value of our contingent consideration was $34.1 million. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the input on the date of remeasurement, with the change in fair value recognized in Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the three and six months ended December 28, 2019 (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Beginning period balance	$40.1	$—	$38.4	$—
Additions: To Level 3 contingent consideration liabilities	—	36.2	—	36.2
Fair value adjustment of contingent consideration liabilities	(6.0)	—	(4.3)	—
Ending period balance	$34.1	$36.2	$34.1	$36.2

No payments were made in connection with the Company’s contingent earn-out liabilities during the three and six months ended December 28, 2019 and December 29, 2018.
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
As of December 28, 2019, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $5.9 million and $1.1 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 29, 2019, the fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 28, 2019 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $124.7 million and $117.8 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $36.6 million and $31.3 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $4.8 million and $2.2 million for the three and six months ended December 28, 2019, respectively. The foreign exchange forward contracts incurred a loss of $4.5 million and $5.8 million for the three and six months ended December 29, 2018, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2019	$338.9	$—	$42.2	$381.1
Currency translation adjustments	3.4	—	—	3.4
Balance as of December 28, 2019	$342.3	$—	$42.2	$384.5

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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 28, 2019.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 28, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$439.7	$(329.4)	$110.3
Customer relationships	195.3	(141.9)	53.4
Other (1)	36.7	(21.1)	15.6
Total intangibles	$671.7	$(492.4)	$179.3

As of June 29, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.0	$(311.1)	$125.9
Customer relationships	193.7	(126.3)	67.4
Other (1)	36.1	(17.8)	18.3
Total intangibles	$666.8	$(455.2)	$211.6

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of revenues	$8.4	$8.5	$16.8	$17.9
Operating expenses	8.8	10.4	17.5	20.2
Total amortization of intangible assets	$17.2	$18.9	$34.3	$38.1

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 28, 2019, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$34.0
2021	64.4
2022	37.7
2023	23.8
2024	9.2
Thereafter	10.2
Total amortization	$179.3

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of December 28, 2019 and June 29, 2019, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	December 28, 2019	June 29, 2019
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(89.5)	(99.8)
Unamortized debt issuance cost	(5.7)	(6.4)
Carrying amount of liability component	$589.8	$578.8

Carrying amount of equity component (1)	$136.8	$136.8

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of December 28, 2019 and June 29, 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of December 28, 2019, the expected remaining term of the 2023 Notes is 3.4 years.
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
Based on quoted market prices as of December 28, 2019 and June 29, 2019, the fair value of the 2023 Notes was approximately $282.5 million and $261.3 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of December 28, 2019, the expected remaining term of the 2024 Notes is 4.2 years.
Based on quoted market prices as of December 28, 2019 and June 29, 2019, the fair value of the 2024 Notes was approximately $596.3 million and $540.8 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Interest expense-contractual interest	$2.2	$2.1	$4.3	$4.5
Amortization of debt issuance cost	0.4	0.3	0.7	0.7
Accretion of debt discount	5.2	4.9	10.3	11.4

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's lease arrangements are composed of operating leases with various expiration dates through February 28, 2030. The Company's leases do not contain any material residual value guarantees.
For the three and six months ended December 28, 2019, the total operating lease costs were $3.3 million and $6.6 million, respectively. Total variable lease costs were immaterial during the three and six months ended December 28, 2019. The total operating costs were included in cost of revenues, research and development, selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of December 28, 2019, the weighted-average remaining lease term was 5.4 years, and the weighted-average discount rate was 4.7%.
For the three and six months ended December 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $5.8 million and $9.2 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $12.6 million and $14.5 million, respectively.
The balance sheet information related to our operating leases is as follows (in millions):

December 28, 2019
Other non-current assets	$44.9
Total operating ROU assets	$44.9

Other current liabilities	$12.4
Other non-current liabilities	31.4
Total operating lease liabilities	$43.8

Future minimum operating lease payments as of December 28, 2019 are as follows (in millions):

Operating Leases
Remainder of 2020	$6.0
2021	12.8
2022	9.9
2023	5.6
2024	4.2
Thereafter	10.8
Total lease payments	$49.3
Less: Interest	(5.5)
Present value of lease liabilities	$43.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the adoption of the new lease standard, future minimum undiscounted operating lease payments as of June 29, 2019, excluding non-lease components, were as follows (in millions):

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
As of December 28, 2019 and June 29, 2019, the Company’s total restructuring accrual was $5.4 million and $8.8 million, respectively. During the three and six months ended December 28, 2019, the Company recorded restructuring and related benefits of $0.9 million and $0.6 million, respectively. During the three and six months ended December 29, 2018, the Company recorded restructuring and related charges of $0.3 million and $15.1 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended December 28, 2019 (in millions):

	Balance June 29, 2019	Six Months Ended December 28, 2019 Benefits	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance December 28, 2019	Three Months Ended December 28, 2019 Benefits
Fiscal 2019 Plan
NSE, including AW (1)	$8.7	$(0.6)	$(2.3)	$(0.4)	$5.4	$(0.9)
Plans Prior to Fiscal 2017
Other Plans (1)	0.1	—	—	(0.1)	—	—
Total (3)	$8.8	$(0.6)	$(2.3)	$(0.5)	$5.4	$(0.9)

(1)	Plan type includes workforce reduction cost.

(2)	Other adjustments including $0.2 million lease liability reclassification to Operating lease liability upon ASC 842 adoption.

(3)
$5.4 million and $8.6 million in other current liabilities on the Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019, respectively. $0.2 million in other non-current liabilities on the Consolidated Balance Sheets as of June 29, 2019.

Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. A restructuring benefits of $0.6 million was recorded in the six months ended December 28, 2019 for adjustments to severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
Note 14. Income Taxes
The Company recorded an income tax expense of $9.9 million and $18.2 million for the three and six months ended December 28, 2019, respectively. The Company recorded an income tax expense of $10.9 million and $16.6 million for the three and six months ended December 29, 2018, respectively.
The income tax expense for the three and six months ended December 28, 2019 and December 29, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations.
As of December 28, 2019, and June 29, 2019, the Company’s unrecognized tax benefits totaled $50.7 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $4.2 million accrued for the payment of interest and penalties at December 28, 2019. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase program up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. The new stock repurchase program replaces the previous $200 million stock repurchase program that was set to expire on September 30, 2019. Under the new repurchase program, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.

During the three and six months ended December 28, 2019, the Company repurchased 659 thousand and 763 thousand shares of its common stock for $9.2 million and $10.7 million, respectively. As of December 28, 2019, the Company had remaining authorization of $189.3 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

Note 16. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 28, 2019 and December 29, 2018, as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Cost of revenues	$1.0	$0.9	$2.0	$1.7
Research and development	2.0	1.6	3.7	2.8
Selling, general and administrative	8.3	7.1	15.9	13.2
Total stock-based compensation expense	$11.3	$9.6	$21.6	$17.7

Approximately $1.2 million and $1.0 million of stock-based compensation expense was capitalized to inventory as of December 28, 2019 and December 29, 2018, respectively.
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
During the six months ended December 28, 2019 and December 29, 2018, the Company granted 3.1 million and 3.7 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the six months ended December 28, 2019 and December 29, 2018, the Company granted 0.5 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the six months ended December 28, 2019 and December 29, 2018, the Company granted additional 0.2 million and 0.1 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 28, 2019 and December 29, 2018 were estimated to be $7.7 million and $6.2 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

performance measures and the employee’s continued service through the vest date. The performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of December 28, 2019, $76.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.
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
As of December 28, 2019, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 28, 2019, the Company contributed $0.6 million to the U.K. plan and $1.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Service cost	$0.1	$0.1	$0.2	$0.1
Interest cost	0.5	0.6	0.9	1.2
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Amortization of net actuarial losses	0.8	0.4	1.5	1.0
Net periodic benefit cost	$1.0	$0.7	$1.8	$1.5

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.9 million related to its defined benefit pension plans during fiscal 2020 to make current benefit payments and fund future obligations. As of December 28, 2019, approximately $2.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2019.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of December 28, 2019, the related accrued pension liability was £6.5 million or $8.5 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of December 28, 2019 and June 29, 2019.
Outstanding Letters of Credit and Performance Bonds
As of December 28, 2019, the Company had standby letters of credit of $7.4 million and performance bonds of $1.0 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 28, 2019 and December 29, 2018, (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2019	December 29, 2018	December 28, 2019	December 29, 2018
Balance as of beginning of period	$8.8	$9.0	$8.7	$8.2
Provision for warranty	0.9	1.0	1.3	1.4
Utilization of reserve	(0.8)	(1.5)	(1.8)	(2.7)
Adjustments related to pre-existing warranties (including changes in estimates)	0.3	0.7	1.0	2.3
Balance as of end of period	$9.2	$9.2	$9.2	$9.2

Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The Company's reportable segments reflect the way the Company's CODM review and assess performance of the business.
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
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related (benefits) charges, impairment of goodwill, changes in fair value of contingent consideration liabilities, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents information on the Company’s reportable segments for the three months ended December 28, 2019 and December 29, 2018 (in millions):

	Three Months Ended December 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$183.9	$18.6	$202.5	$79.4	$—	$281.9
Service revenue	19.1	12.6	31.7	0.1	—	31.8
Net revenue	$203.0	$31.2	$234.2	$79.5	$—	$313.7

Gross profit	$134.8	$20.8	$155.6	$43.6	$(9.7)	$189.5
Gross margin	66.4%	66.7%	66.4%	54.8%		60.4%

Operating income			$37.5	$30.4	$(22.9)	$45.0
Operating margin			16.0%	38.2%		14.3%

	Three Months Ended December 29, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$176.0	$13.8	$189.8	$83.0	$—	$272.8
Service revenue	19.5	14.4	33.9	0.2	—	34.1
Net revenue	$195.5	$28.2	$223.7	$83.2	$—	$306.9

Gross profit	$125.7	$20.3	$146.0	$41.8	$(9.8)	$178.0
Gross margin	64.3%	72.0%	65.3%	50.2%		58.0%

Operating income			$32.8	$31.1	$(31.0)	$32.9
Operating margin			14.7%	37.4%		10.7%

	Three Months Ended
	December 28, 2019	December 29, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$199.2	$187.8
Stock-based compensation	(1.0)	(0.9)
Amortization of intangibles	(8.4)	(8.5)
Other charges unrelated to core operating performance	(0.3)	(0.4)
GAAP gross profit	$189.5	$178.0

Corporate reconciling items impacting operating income:
Total segment operating income	$67.9	$63.9
Stock-based compensation	(11.3)	(9.6)
Amortization of intangibles	(17.2)	(18.9)
Change in fair value of contingent liability	6.0	—
Other charges unrelated to core operating performance (1)	(1.3)	(2.2)
Restructuring and related (benefits) charges	0.9	(0.3)
GAAP operating income from continuing operations	$45.0	$32.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
During the three months ended December 28, 2019 and December 29, 2018, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

The following tables presents information on the Company’s reportable segments for the six months ended December 28, 2019 and December 29, 2018 (in millions):

	Six Months Ended December 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$361.2	$26.3	$387.5	$159.2	$—	$546.7
Service revenue	40.7	25.8	66.5	0.3	—	66.8
Net revenue	$401.9	$52.1	$454.0	$159.5	$—	$613.5

Gross profit	$262.8	$33.4	$296.2	$86.9	$(19.2)	$363.9
Gross margin	65.4%	64.1%	65.2%	54.5%		59.3%

Operating income			$59.8	$60.8	$(54.9)	$65.7
Operating margin			13.2%	38.1%		10.7%

	Six Months Ended December 29, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$325.9	$27.4	$353.3	$160.6	$—	$513.9
Service revenue	34.1	27.0	61.1	0.4	—	61.5
Net revenue	$360.0	$54.4	$414.4	$161.0	$—	$575.4

Gross profit	$228.6	$38.6	$267.2	$81.2	$(20.0)	$328.4
Gross margin	63.5%	71.0%	64.5%	50.4%		57.1%

Operating income			$49.2	$58.5	$(76.0)	$31.7
Operating margin			11.9%	36.3%		5.5%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	December 28, 2019	December 29, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$383.1	$348.4
Stock-based compensation	(2.0)	(1.7)
Amortization of intangibles	(16.8)	(17.9)
Other charges unrelated to core operating performance (2)	(0.4)	(0.4)
GAAP gross profit	$363.9	$328.4

Corporate reconciling items impacting operating income:
Total segment operating income	$120.6	$107.7
Stock-based compensation	(21.6)	(17.7)
Amortization of intangibles	(34.3)	(38.1)
Change in fair value of contingent liability	4.3	—
Other charges unrelated to core operating performance (2)	(3.9)	(5.1)
Restructuring and related (benefits) charges	0.6	(15.1)
GAAP operating income from continuing operations	$65.7	$31.7

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following tables presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue for the three and six months ended December 28, 2019 and December 29, 2018, (in millions):

	Three Months Ended
	December 28, 2019			December 29, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$83.1	$13.1	$96.2	$89.8	$14.3	$104.1
Other Americas	17.2	3.4	20.6	17.3	4.0	21.3
Total Americas	$100.3	$16.5	$116.8	$107.1	$18.3	$125.4

Asia-Pacific:
Greater China	$78.4	$2.1	$80.5	$64.8	$2.1	$66.9
Other Asia-Pacific	28.7	3.8	32.5	30.4	3.6	34.0
Total Asia-Pacific	$107.1	$5.9	$113.0	$95.2	$5.7	$100.9

EMEA:
Switzerland	$13.4	$0.1	$13.5	$23.0	$—	$23.0
Other EMEA	61.1	9.3	70.4	47.5	10.1	57.6
Total EMEA	$74.5	$9.4	$83.9	$70.5	$10.1	$80.6

Total net revenue	$281.9	$31.8	$313.7	$272.8	$34.1	$306.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	December 28, 2019			December 29, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$154.5	$26.7	$181.2	$149.9	$27.0	$176.9
Other Americas	33.8	7.5	41.3	35.2	7.1	42.3
Total Americas	$188.3	$34.2	$222.5	$185.1	$34.1	$219.2

Asia-Pacific:
Greater China	$148.9	$3.5	$152.4	$123.5	$2.3	$125.8
Other Asia-Pacific	60.0	7.8	67.8	66.4	7.1	73.5
Total Asia-Pacific	$208.9	$11.3	$220.2	$189.9	$9.4	$199.3

EMEA:
Switzerland	$25.6	$0.1	$25.7	$48.7	$—	$48.7
Other EMEA	123.9	21.2	145.1	90.2	18.0	108.2
Total EMEA	$149.5	$21.3	$170.8	$138.9	$18.0	$156.9

Total net revenue	$546.7	$66.8	$613.5	$513.9	$61.5	$575.4

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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security products.
Assurance: Primarily consisting of our (a) Growth Products (Core and Edge Assurance products) and (b) Mature Products (Legacy Assurance and Legacy Wireline).
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 28, 2019	December 29, 2018	Change	Percent Change	December 28, 2019	December 29, 2018	Change	Percent Change
Segment net revenue:
NE	$203.0	$195.5	$7.5	3.8%	$401.9	$360.0	$41.9	11.6%
SE	31.2	28.2	3.0	10.6%	52.1	54.4	(2.3)	(4.2)%
OSP	79.5	83.2	(3.7)	(4.4)%	159.5	161.0	(1.5)	(0.9)%
Total net revenue	$313.7	$306.9	$6.8	2.2%	$613.5	$575.4	$38.1	6.6%

Gross profit	$189.5	$178.0	$11.5	6.5%	$363.9	$328.4	$35.5	10.8%
Gross margin	60.4%	58.0%			59.3%	57.1%

Research and development	$50.3	$45.9	$4.4	9.6%	$101.8	$88.5	$13.3	15.0%
Percentage of net revenue	16.0%	15.0%			16.6%	15.4%

Selling, general and administrative	$86.3	$88.5	$(2.2)	(2.5)%	$179.5	$172.9	$6.6	3.8%
Percentage of net revenue	27.5%	28.8%			29.3%	30.0%

Restructuring and related (benefits) charges	$(0.9)	$0.3	$(1.2)	(400.0)%	$(0.6)	$15.1	$(15.7)	(104.0)%
Percentage of net revenue	(0.3)%	0.1%			(0.1)%	2.6%

Interest and other income, net	$1.3	$1.5	$(0.2)	(13.3)%	$4.0	$3.2	$0.8	25.0%
Percentage of net revenue	0.4%	0.5%			0.7%	0.6%

Interest expense	$(8.4)	$(8.1)	$0.3	3.7%	$(16.7)	$(18.2)	$(1.5)	(8.2)%
Percentage of net revenue	2.7%	2.6%			2.7%	3.2%

Provision for income taxes	$9.9	$10.9	$(1.0)	(9.2)%	$18.2	$16.6	$1.6	9.6%
Percentage of net revenue	3.2%	3.6%			3.0%	2.9%
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
Three months ended December 28, 2019 and December 29, 2018
Net revenue increased by $6.8 million, or 2.2%, during the three months ended December 28, 2019 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue declines in our OSP segment.
Product revenues increased by $9.1 million, or 3.3%, during the three months ended December 28, 2019 compared to the same period a year ago, due to revenue increase from our NE and SE segments, partially offset by revenue declines in our OSP segment as discussed below.
Service revenues decreased by $2.3 million, or 6.7%, during the three months ended December 28, 2019 compared to the same period a year ago primarily due to revenue decreased from our SE segment.
NE net revenue increased by $7.5 million, or 3.8%, during the three months ended December 28, 2019 compared to the same period a year ago. This increase was driven by 5G wireless secular growth trends, higher fiber demand from Field Instruments due to the 400Gb upgrade cycle and cable demand strength of DOCSIS 3.1.
SE net revenue increased by $3.0 million, or 10.6%, during the three months ended December 28, 2019 compared to the same period a year ago. Due to higher demand in our Growth Assurance and Data Center products. This increase was partially offset by revenue declines from the continued runoff of Mature Assurance products.
OSP net revenue decreased by $3.7 million, or 4.4%, during the three months ended December 28, 2019 compared to the same period a year ago. This decrease is primarily driven by declines in demand for our Anti-Counterfeiting products, which benefited from higher banknote redesign demand in the fiscal first half of 2019. This decrease was partially offset by continued increasing 3D Sensing product demand driven by further adoption and the broadening of our customer base.
Six Months Ended December 28, 2019 and December 29, 2018
Net revenue increased by $38.1 million, or 6.6%, during the six months ended December 28, 2019 compared to the same period a year ago due to revenue increase from our NE segment, partially offset by our SE and OSP segments as discussed below.
Product revenues increased by $32.8 million, or 6.4% during the six months ended December 28, 2019 compared to the same period a year ago, primarily from our NE segment as discussed below.
Service revenues increased by $5.3 million, or 8.6%, during the six months ended December 28, 2019 compared to the same period a year ago primarily due to increased support revenue from the NE segment, partially offset by a decline in support contract renewals for the SE segment as discussed below.
NE net revenue increased by $41.9 million, or 11.6%, during the six months ended December 28, 2019 compared to the same period a year ago. This increase was driven by 5G wireless secular growth trends, higher fiber demand from Field Instruments due to the 400Gb upgrade cycle and cable demand strength of DOCSIS 3.1.
SE net revenue decreased by $2.3 million, or 4.2%, during the six months ended December 28, 2019 compared to the same period a year ago. This decrease was primarily driven by continued run-off of our Mature Assurance portfolio solutions, partially offset by an increase in revenues from our Growth Assurance products.
OSP net revenue decreased by $1.5 million, or 0.9%, during the six months ended December 28, 2019 compared to the same period a year ago. This decrease is primarily driven by declines in demand for our Anti-Counterfeiting products, which benefited from higher banknote redesign demand in the fiscal first half of 2019. This decrease was partially offset by continued 3D Sensing product demand driven by further adoption and the broadening of our customer base.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability and general financial performance, and that could create period over period variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies could negatively impact reported revenue.
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

	Three Months Ended				Six Months Ended
	December 28, 2019		December 29, 2018		December 28, 2019		December 29, 2018
Americas:
United States	$96.2	30.7%	$104.1	33.9%	$181.2	29.5%	$176.9	30.7%
Other Americas	20.6	6.5%	21.3	6.9%	41.3	6.8%	42.3	7.4%
Total Americas	$116.8	37.2%	$125.4	40.8%	$222.5	36.3%	$219.2	38.1%

Asia-Pacific:
Greater China	$80.5	25.7%	$66.9	21.8%	$152.4	24.8%	$125.8	21.9%
Other Asia-Pacific	32.5	10.3%	34.0	11.1%	67.8	11.1%	73.5	12.7%
Total Asia-Pacific	$113.0	36.0%	$100.9	32.9%	$220.2	35.9%	$199.3	34.6%

EMEA:
Switzerland	$13.5	4.3%	$23.0	7.5%	$25.7	4.2%	$48.7	8.5%
Other EMEA	70.4	22.5%	57.6	18.8%	145.1	23.6%	108.2	18.8%
Total EMEA	$83.9	26.8%	$80.6	26.3%	$170.8	27.8%	$156.9	27.3%

Total net revenue	$313.7	100.0%	$306.9	100.0%	$613.5	100.0%	$575.4	100.0%
Net revenue from customers outside the Americas during the three months ended December 28, 2019 and December 29, 2018 represented 62.8% and 59.2% of net revenue, respectively.
Net revenue from customers outside the Americas during the six months ended December 28, 2019 and December 29, 2018 represented 63.7% and 61.9% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 2.4 percentage points during the three months ended December 28, 2019 from 58.0% in the same period a year ago to 60.4% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NE segment and better manufacturing absorption in our OSP segment.

The increase was partially offset by gross margin reduction in our SE segment as discussed below in the Operating Segment Information section.
Gross margin increased by 2.2 percentage points during the six months ended December 28, 2019 from 57.1% in the same period a year ago to 59.3% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NE segment and better manufacturing absorption in our OSP segment. This increase was partially offset by gross margin reduction in our SE segment as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense increased by $4.4 million, or 9.6%, during the three months ended December 28, 2019 compared to the same period a year ago. This increase was primarily driven by targeted investments to support increased demand for our Wireless products. As a percentage of net revenue, R&D increased by 1.0 percentage points during the three months ended December 28, 2019 compared to the same period a year ago.
R&D expense increased by $13.3 million, or 15.0%, during the six months ended December 28, 2019 compared to the same period a year ago. This increase was primarily driven by targeted investments to support increased demand for our key product lines and additional R&D costs incurred from our acquired businesses. As a percentage of net revenue R&D increased by 1.2 percentage points during the six months ended December 28, 2019 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $2.2 million or 2.5%, during the three months ended December 28, 2019 compared to the same period a year ago. This decrease was primarily due to change in fair value of contingent consideration, partially offset by targeted investments including upgrading our ERP and related systems, 3D Sensing products and additional SG&A costs incurred from our acquired businesses. As a percentage of net revenue, SG&A decreased 1.3 percentage points during the three months ended December 28, 2019 compared to the same period a year ago.
SG&A expense increased by $6.6 million, or 3.8%, during the six months ended December 28, 2019 compared to the same period a year ago. This increase is primarily due to ongoing investments including upgrading our ERP and related systems, targeted investments to support increased demand for our Wireless, Fiber and 3D Sensing products and additional SG&A costs incurred from our acquired businesses. It is partially offset by the change in fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 0.7 percentage points during the six months ended December 28, 2019 compared to the same period a year ago.
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

As of December 28, 2019, our total restructuring accrual was $5.4 million. During the three and six months ended December 28, 2019, we recorded $(0.9) million and $(0.6) million respectively, in restructuring and related (benefits)

charges. During the three and six months ended December 29, 2018, we recorded $0.3 million and $15.1 million respectively, in restructuring and related (benefit) charges.
Interest and Other Income, Net
Interest and other income, net, was $1.3 million during the three months ended December 28, 2019 compared to $1.5 million the same period a year ago. This $0.2 million decrease was primarily driven by$0.5 million unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, offset by $0.4 million more in interest income due to higher average investment balance during the current period.
Interest and other income, net, was $4.0 million during the six months ended December 28, 2019 compared to $3.2 million the same period a year ago. This $0.8 million increase was primarily driven by $1.3 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, offset by a $0.4 million decrease in interest income during the current period due to much lower average investment balance during the current period.
Interest Expense
Interest expense increased by $0.3 million, or 3.7%, during the three months ended December 28, 2019 compared to the same period a year ago. This increase was primarily due to the increase in debt discount accretion of the 2023 Notes and 2024 Notes during the current period.
Interest expense decreased by $1.5 million, or 8.2%, during the six months ended December 28, 2019 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes during the current period as the notes were fully redeemed or converted in the second quarter of fiscal 2019.
Provision for Income Taxes
We recorded an income tax expense of $9.9 million and $18.2 million for the three and six months ended December 28, 2019, respectively. We recorded an income tax expense of $10.9 million and $16.6 million for the three and six months ended December 29, 2018, respectively.
The income tax expense for the three and six months ended December 28, 2019 and December 29, 2018 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.
The income tax expense recorded differs from the expected tax expense that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations.
As of December 28, 2019, and June 29, 2019, our unrecognized tax benefits totaled $50.7 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $4.2 million accrued for the payment of interest and penalties at December 28, 2019. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Six Months Ended
	December 28, 2019	December 29, 2018	Change	Percentage Change	December 28, 2019	December 29, 2018	Change	Percentage Change
Network Enablement
Net revenue	$203.0	$195.5	$7.5	3.8%	$401.9	$360.0	$41.9	11.6%
Gross profit	134.8	125.7	9.1	7.2%	262.8	228.6	34.2	15.0%
Gross margin	66.4%	64.3%			65.4%	63.5%

Service Enablement
Net revenue	$31.2	$28.2	$3.0	10.6%	$52.1	$54.4	$(2.3)	(4.2)%
Gross profit	20.8	20.3	0.5	2.5%	33.4	38.6	(5.2)	(13.5)%
Gross margin	66.7%	72.0%			64.1%	71.0%

Network and Service Enablement
Net revenue	$234.2	$223.7	$10.5	4.7%	$454.0	$414.4	$39.6	9.6%
Operating income	37.5	32.8	4.7	14.3%	59.8	49.2	10.6	21.5%
Operating margin	16.0%	14.7%			13.2%	11.9%

Optical Security and Performance
Net revenue	$79.5	$83.2	$(3.7)	(4.4)%	$159.5	$161.0	$(1.5)	(0.9)%
Gross profit	43.6	41.8	1.8	4.3%	86.9	81.2	5.7	7.0%
Gross margin	54.8%	50.2%			54.5%	50.4%
Operating income	30.4	31.1	(0.7)	(2.3)%	60.8	58.5	2.3	3.9%
Operating margin	38.2%	37.4%			38.1%	36.3%
Network Enablement
During the three months ended December 28, 2019, NE gross margin increased by 2.1 percentage points from 64.3% in the same period a year ago to 66.4% in the current period. This increase was primarily due to higher revenue volume and gross margin improvement from favorable product mix.
During the six months ended December 28, 2019, NE gross margin increased by 1.9 percentage points from 63.5% in the same period a year ago to 65.4% in the current period. This increase was primarily due to higher revenue volume and gross margin improvement from favorable product mix.
Service Enablement
During the three months ended December 28, 2019, SE gross margin decreased by 5.3 percentage points from 72.0% in the same period a year ago to 66.7% in the current period. This decrease was primarily due to unfavorable product mix and under absorption of fixed costs.
During the six months ended December 28, 2019, SE gross margin decreased by 6.9 percentage points from 71.0% in the same period a year ago to 64.1% in the current period. This decrease was primarily due to lower revenue volume and unfavorable product mix.
Network and Service Enablement (“NSE”)
During the three months ended December 28, 2019, NSE operating margin increased by 1.3 percentage points from 14.7% in the same period a year ago to 16.0% in the current period. This increase in operating margin was primarily driven by higher gross margins as discussed above, partially offset by targeted investments to support our growth initiatives for our Wireless products.

During the six months ended December 28, 2019, NSE operating margin increased by 1.3 percentage points from 11.9% in the same period a year ago to 13.2% in the current period. This increase in operating margin was primarily driven by increase in gross margin as discussed above, partially offset by targeted investments to support our growth initiatives for our Wireless products.
Optical Security and Performance Products
During the three months ended December 28, 2019 OSP gross margin increased by 4.6 percentage points from 50.2% in the same period a year ago to 54.8% in the current period. This increase was primarily due to gross margin improvement in our Consumer and Industrial products, favorable manufacturing overhead absorption, partially offset by unfavorable product mix due to lower revenue from Anti-Counterfeiting products.
During the six months ended December 28, 2019, OSP gross margin increased by 4.1 percentage points from 50.4% in the same period a year ago to 54.5% in the current period. This increase was primarily due to gross margin improvement in our Consumer and Industrial products, favorable manufacturing overhead absorption, partially offset by unfavorable product mix due to lower revenue from Anti-Counterfeiting products.
OSP operating margin increased by 0.8 percentage points during the three months ended December 28, 2019 from 37.4% in the same period a year ago to 38.2% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above, offset by increased 3D Sensing investments.
OSP operating margin increased by 1.8 percentage points during the six months ended December 28, 2019 from 36.3% in the same period a year ago to 38.1% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above, offset by increased 3D Sensing investments.
Liquidity and Capital Resources
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. As of December 28, 2019, U.S. entities owned approximately 26.3% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 28, 2019, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended December 28, 2019, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of December 28, 2019, none of the 2033 Notes remain outstanding. For additional information related to our debt refer to “Note 11. Debt.”
Six Months Ended December 28, 2019
As of December 28, 2019, our combined balance of cash and cash equivalents, short-term investments, and restricted cash increased by $30.4 million to $556.9 million from $526.5 million as of June 29, 2019.

During the six months ended December 28, 2019, Cash provided by operating activities was $69.3 million, consisting of net income of $34.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and change in fair value of contingent liabilities) which totaled $81.9 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $47.4 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $13.5 million mainly driven by revenue growth, a decrease in accounts payable of $14.2 million primarily driven by timing of purchases and related payments, a decrease in accrued expenses and other current and non-current liabilities of $37.3 million, and an increase in other current and non-current assets of $2.5 million. These changes were partially offset by an increase in accrued payroll and related expenses of $8.2 million, an increase in income taxes payable of $5.8 million, a decrease in inventories of $3.2 million due to higher shipment volume at the end of the quarter, and an increase in deferred revenue of $2.9 million.
During the six months ended December 28, 2019, Cash used in investing activities was $10.7 million, primarily related to $13.3 million of cash used for capital expenditures, offset by $3.1 million proceeds from sales of assets.
During the six months ended December 28, 2019, Cash used in financing activities was $25.3 million, primarily resulting from $15.1 million in withholding tax payments on the vesting of restricted stock awards, $10.7 million in cash paid to repurchase common stock under our share repurchase program and $1.8 million payments on financing obligations; offset by $2.3 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
Six Months Ended December 29, 2018
As of December 29, 2018, our combined balance of cash and cash equivalents, short-term investments, and restricted cash decreased by $285.5 million to $508.1 million from $793.6 million as of June 30, 2018.
During the six months ended December 29, 2018, Cash provided by operating activities was $69.1 million, consisting of net loss of $2.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $85.2 million, including changes in deferred tax balance, and changes in operating assets and liabilities that provided $13.8 million. Changes in our operating assets and liabilities related primarily to an increase in accrued payroll and related expenses of $9.5 million, a decrease in inventories of $3.4 million due to increased shipments of 3D Sensing products, an increase in income taxes payable of $7.0 million, an increase in deferred revenue of $0.3 million, and an increase in accrued expenses and other current and non-current liabilities of $3.2 million. These changes were partially offset by an increase in accounts receivable of $33.5 million due to higher billings, a decrease in accounts payable of $3.0 million driven by the timing of payments, and an increase in other current and non-current assets of $0.7 million.
During the six months ended December 29, 2018, Cash provided by investing activities was $89.9 million, primarily related to $139.2 million in sales and maturities of available-for-sale debt securities and $3.0 million proceeds from sales of assets; offset by $24.2 million of cash used for capital expenditures and $28.1 million used for acquisitions of businesses, net of cash acquired.
During the six months ended December 29, 2018, Cash used in financing activities was $294.0 million, primarily resulting from $276.9 million used for redemption and conversion of our 2033 Notes, $9.8 million in withholding tax payments on vesting of restricted stock awards and $0.9 million in payment of financing obligations; offset by $2.1 million in proceeds from the exercise of stock options and the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2020.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (“PBO”) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 28, 2019, our pension plans were under funded by $107.0 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 28, 2019, the fair value of plan assets had increased approximately 3.0% since June 29, 2019, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2019.
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
We face risks related to health epidemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations and impact our operating results.

Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China. The Chinese government has taken certain emergency measures to combat the spread of the virus, including extension of the Lunar New Year holidays, implementation of travel bans and closure of factories and businesses. We have significant manufacturing facilities and contract manufacturers located in China. While the full impact of this outbreak is unknown at this time, we are closely monitoring the rapid developments in China and continually assessing the potential impact on our business, and have restricted employee travel to Asia and closed facilities in China in response to the emergency measures implemented by the government and as a safety precaution to our employees. Any prolonged disruption of our facilities, suppliers, contract manufacturers or customers could negatively impact our sales and operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Amended and Restated 2003 Equity Incentive Plan				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 6, 2020	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)