Form 10-Q
period 2020-03-28
VIAVI SOLUTIONS INC.
filed 2020-05-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2020
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

As of April 25, 2020, the Registrant had 227,973,099 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Revenues:
Product revenue	$223.8	$232.1	$770.5	$746.0
Service revenue	32.4	33.1	99.2	94.6
Total net revenue	256.2	265.2	869.7	840.6
Cost of revenues:
Product cost of revenue	89.2	91.6	297.2	295.5
Service cost of revenue	12.2	12.2	37.0	37.4
Amortization of acquired technologies	8.0	7.9	24.8	25.8
Total cost of revenues	109.4	111.7	359.0	358.7
Gross profit	146.8	153.5	510.7	481.9
Operating expenses:
Research and development	46.8	48.7	148.6	137.2
Selling, general and administrative	83.6	86.8	263.1	259.7
Amortization of other intangibles	8.9	9.2	26.4	29.4
Restructuring and related (benefits) charges	(1.6)	0.9	(2.2)	16.0
Total operating expenses	137.7	145.6	435.9	442.3
Income from operations	9.1	7.9	74.8	39.6
Interest income and other income, net	5.3	0.9	9.3	4.1
Interest expense	(8.4)	(8.0)	(25.1)	(26.2)
Income before taxes	6.0	0.8	59.0	17.5
Provision for income taxes	38.8	5.6	57.0	22.2
(Loss) income from continuing operations	(32.8)	(4.8)	2.0	(4.7)
Loss from discontinued operations, net of taxes	—	—	—	(2.4)
Net (loss) income	$(32.8)	$(4.8)	$2.0	$(7.1)

(Loss) income per share - basic:
Continuing operations	$(0.14)	$(0.02)	$0.01	$(0.02)
Discontinued operations	—	—	—	(0.01)
Net (loss) income per share - basic	$(0.14)	$(0.02)	$0.01	$(0.03)

(Loss) income per share - diluted:
Continuing operations	$(0.14)	$(0.02)	$0.01	$(0.02)
Discontinued operations	—	—	—	(0.01)
Net (loss) income per share - diluted	$(0.14)	$(0.02)	$0.01	$(0.03)

Shares used in per-share calculations:
Basic	230.0	228.3	229.8	227.9
Diluted	230.0	228.3	236.3	227.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Net (loss) income	$(32.8)	$(4.8)	$2.0	$(7.1)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(33.7)	11.6	(33.1)	(14.5)
Net change in available-for-sale investments, net of tax:
Unrealized holding gain arising during period	(0.1)	0.1	(0.1)	0.3
Plus: reclassification adjustments included in net loss	—	—	—	0.4
Net change in defined benefit obligation, net of tax:
Amortization of actuarial losses	0.7	0.5	2.2	1.5
Net change in accumulated other comprehensive (loss) income	(33.1)	12.2	(31.0)	(12.3)
Comprehensive (loss) income	$(65.9)	$7.4	$(29.0)	$(19.4)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 28, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$532.5	$521.5
Short-term investments	1.3	1.5
Restricted cash	3.5	3.5
Accounts receivable, net	235.4	237.7
Inventories, net	87.0	102.7
Prepayments and other current assets	54.3	49.9
Total current assets	914.0	916.8
Property, plant and equipment, net	171.1	179.9
Goodwill, net	376.2	381.1
Intangibles, net	157.7	211.6
Deferred income taxes	104.5	108.4
Other non-current assets	54.7	17.3
Total assets	$1,778.2	$1,815.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.2	$63.4
Accrued payroll and related expenses	46.5	58.7
Deferred revenue	55.2	55.3
Accrued expenses	29.4	34.2
Other current liabilities	62.8	72.4
Total current liabilities	239.1	284.0
Long-term debt	595.3	578.8
Other non-current liabilities	266.9	226.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 228 million shares at March 28, 2020 and 229 million shares at June 29, 2019, issued and outstanding	0.2	0.2
Additional paid-in capital	70,265.5	70,244.7
Accumulated deficit	(69,423.2)	(69,384.5)
Accumulated other comprehensive loss	(165.6)	(134.6)
Total stockholders’ equity	676.9	725.8
Total liabilities and stockholders’ equity	$1,778.2	$1,815.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 28, 2020	March 30, 2019
OPERATING ACTIVITIES:
Net income (loss)	$2.0	$(7.1)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	30.0	29.7
Amortization of acquired technologies and other intangibles	51.2	55.2
Stock-based compensation	33.3	28.5
Amortization of debt issuance costs and accretion of debt discount	16.5	17.2
Amortization of discount and premium on investments, net	—	(0.3)
Net change in fair value of contingent liabilities	(4.3)	—
Loss on disposal of long-lived assets	—	1.0
Other	4.9	4.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6.6)	(7.9)
Inventories	3.6	(5.1)
Other current and non-currents assets	1.9	(0.4)
Accounts payable	(16.0)	(0.4)
Income taxes payable	8.6	4.4
Deferred revenue, current and non-current	7.4	2.4
Deferred taxes, net	27.8	(6.0)
Accrued payroll and related expenses	(10.3)	0.2
Accrued expenses and other current and non-current liabilities	(41.6)	(5.2)
Net cash provided by operating activities	$108.4	$110.3

INVESTING ACTIVITIES:
Maturities of available-for-sale investments	$—	$45.1
Sales of available-for-sale investments	—	97.1
Capital expenditures	(23.6)	(34.7)
Proceeds from the sale of assets	4.0	4.2
Acquisitions, net of cash acquired	(0.5)	(29.7)
Net cash (used in) provided by investing activities	$(20.1)	$82.0

FINANCING ACTIVITIES:
Payment of debt issuance costs	$—	$(0.5)
Repurchase and retirement of common stock	(43.8)	(9.0)
Withholding tax payment on vesting of restricted stock awards	(18.4)	(11.9)
Repurchase and redemption of convertible debt	—	(276.9)
Payment of financing obligations	(2.1)	(0.7)
Proceeds from employee stock purchase plan	5.5	5.4
Net cash used in financing activities	(58.8)	(293.6)

Effect of exchange rates on cash, cash equivalents and restricted cash	(19.0)	(7.2)
Net increase (decrease) in cash, cash equivalents and restricted cash	10.5	(108.5)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	530.4	624.3
Cash, cash equivalents and restricted cash at the end of the period (2)	$540.9	$515.8

(1) These amounts include both current and non-current balances of restricted cash totaling $8.9 million and $12.9 million as of June 29, 2019 and June 30, 2018, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.4 million and$13.1 million as of March 28, 2020 and March 30, 2019, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 28, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3
Net loss	—	—	—	(32.8)	—	(32.8)
Other comprehensive loss	—	—	—	—	(33.1)	(33.1)
Shares issued under employee stock plans, net of tax	0.6	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	11.6	—	—	11.6
Repurchase of common stock	(2.8)	—	—	(33.1)	—	(33.1)
Other	—	—	—	0.1	—	0.1
Balance at March 28, 2020	228.0	$0.2	$70,265.5	$(69,423.2)	$(165.6)	$676.9

Three Months Ended March 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 29, 2018	228.0	$0.2	$70,226.8	$(69,389.5)	$(127.4)	$710.1
Net loss	—	—	—	(4.8)	—	(4.8)
Other comprehensive income	—	—	—	—	12.2	12.2
Shares issued under employee stock plans, net of tax	0.7	—	0.4	—	—	0.4
Stock-based compensation	—	—	10.8	—	—	10.8
Repurchase of common stock	—	—	—	(0.4)	—	(0.4)
Balance at March 30, 2019	228.7	$0.2	$70,238.0	$(69,394.7)	$(115.2)	$728.3

Nine Months Ended March 28, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0	—	3.0
Net income	—	—	—	2.0	—	2.0
Other comprehensive loss	—	—	—	—	(31.0)	(31.0)
Shares issued under employee stock plans, net of tax	2.8	—	(12.7)	—	—	(12.7)
Stock-based compensation	—	—	33.5	—	—	33.5
Repurchase of common stock	(3.6)	—	—	(43.8)	—	(43.8)
Other	—	—	—	0.1	—	0.1
Balance at March 28, 2020	228.0	$0.2	$70,265.5	$(69,423.2)	$(165.6)	$676.9

Nine Months Ended March 30, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net loss	—	—	—	(7.1)	—	(7.1)
Other comprehensive loss	—	—	—	—	(12.3)	(12.3)
Shares issued under employee stock plans, net of tax	2.9	—	(7.1)	—	—	(7.1)
Stock-based compensation	—	—	28.7	—	—	28.7
Repurchase of common stock	(0.9)	—	—	(9.0)	—	(9.0)
Other	—	—	0.2	—	—	0.2
Balance at March 30, 2019	228.7	$0.2	$70,238.0	$(69,394.7)	$(115.2)	$728.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”) for the three and nine months ended March 28, 2020 and March 30, 2019 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2019.
Other than updates to the Company’s lease accounting policy under Accounting Standards Codification (“ASC”) 842 - Leases, as disclosed in “Note 2. Recently Issued Accounting Pronouncements” and “Note 12. Leases”, there have been no material changes to the Company’s accounting policies during the three and nine months ended March 28, 2020, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2019 on Form 10-K filed with the SEC on August 27, 2019.
The balance sheet as of June 29, 2019 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 28, 2020 and March 30, 2019 may not be indicative of results for the fiscal year ending June 27, 2020 or any future periods.
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
A novel strain of coronavirus (“COVID-19”) was first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (“WHO”) in March 2020. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. While, the Company expects this to have a negative impact to our sales and our results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In 2016, the Financial Accounting Standards Board (“FASB”) issued guidance on the financial reporting requirements for leasing arrangements, ASC 842 - Leases. ASC 842 requires lessees to recognize operating leases with a term greater than one year on their balance sheets as Right-of-Use (“ROU”) assets and corresponding lease liabilities, measured at the present value of the lease payments. In the first quarter of fiscal 2020 the Company adopted this standard using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial statements for the adoption impact. The Company also elected the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs. Adoption of the leasing standard resulted in $35.5 million of ROU assets and $37.0 million of lease liabilities on June 30, 2019. In addition, the Company recorded an adjustment to accumulated deficit, net of taxes, of $3.0 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of $7.1 million and financing obligations of $10.1 million. The adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. For additional information refer to “Note 12. Leases.”
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of March 28, 2020 and June 29, 2019, the Company had total unbilled receivables (Unbilled Receivables/Contract Assets) of $3.6 million and $11.5 million, respectively.
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
The Company also has short-term and long-term deferred revenues related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

	March 28, 2020
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$71.9	$68.5
Revenue deferrals for new contracts (1)	26.2	78.7
Revenue recognized during the period	(24.2)	(73.3)
Balance at end of period	$73.9	$73.9

Short-term deferred revenue	$55.2	$55.2
Long-term deferred revenue	$18.7	$18.7
(1)  Included in these amounts is the impact from foreign currency exchange rate fluctuations.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are not delivered or incomplete, as of March 28, 2020. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the transaction price allocated to remaining performance obligations as of March 28, 2020, was $205.5 million. The Company expects to recognize approximately 88% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
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
Note 4. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Numerator:
(Loss) Income from continuing operations	$(32.8)	$(4.8)	$2.0	$(4.7)
Loss from discontinued operations, net of taxes	—	—	—	(2.4)
Net (loss) income	$(32.8)	$(4.8)	$2.0	$(7.1)
Denominator:
Weighted-average shares outstanding:
Basic	230.0	228.3	229.8	227.9
Shares issuable assuming conversion of convertible notes (1)	—	—	3.0	—
Effect of dilutive securities from stock-based benefit plans	—	—	3.5	—
Diluted	230.0	228.3	236.3	227.9

Net (loss) income per share - basic:
Continuing operations	$(0.14)	$(0.02)	$0.01	$(0.02)
Discontinued operations	—	—	—	(0.01)
Net (loss) income per share	$(0.14)	$(0.02)	$0.01	$(0.03)

Net (loss) income per share - diluted:
Continuing operations	$(0.14)	$(0.02)	$0.01	$(0.02)
Discontinued operations	—	—	—	(0.01)
Net (loss) income per share	$(0.14)	$(0.02)	$0.01	$(0.03)

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
	(1) (3)	(1) (2) (3)		(1) (2) (3)
Restricted stock units	7.3	7.9	0.2	7.7
Stock options and ESPP	1.2	1.5	—	1.5
Shares issuable assuming Convertible Notes	1.3	—	—	—
Total potentially dilutive securities	9.8	9.4	0.2	9.2

(1)
As the Company incurred a loss from continuing operations in the period, potential securities from employee stock options, ESPP, RSUs and PSUs have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.

(2)
The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average stock price for the period presented did not exceed the conversion price of $13.22. Refer to “Note 11. Debt” for more details.

(3)
The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. The Company’s average stock price for the period presented did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.

Note 5. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the nine months ended March 28, 2020, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2019	$(5.0)	$(101.0)	$(28.6)	$(134.6)
Other comprehensive loss before reclassification	(0.1)	(33.1)	—	(33.2)
Amounts reclassified to accumulated other comprehensive loss	—	—	2.2	2.2
Net current-period other comprehensive (loss) income	(0.1)	(33.1)	2.2	(31.0)
Ending balance as of March 28, 2020	$(5.1)	$(134.1)	$(26.4)	$(165.6)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative (“SG&A”) in the Consolidated Statement of Operations for the nine months ended March 28, 2020. There was no tax impact for the nine months ended March 28, 2020. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 7. Balance Sheet and Other Details
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

	June 29, 2019	Charged to Costs and Expenses	Deductions (1)	March 28, 2020
Allowance for doubtful accounts	$2.0	$1.9	$(0.5)	$3.4

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	March 28, 2020	June 29, 2019
Finished goods	$29.1	$36.7
Work in process	24.4	26.5
Raw materials	33.5	39.5
Inventories, net	$87.0	$102.7

Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	March 28, 2020	June 29, 2019
Prepayments	$11.0	$14.2
Asset held for sale	2.5	2.5
Advances to contract manufacturers	7.3	5.1
Refundable income taxes	13.0	8.9
Transaction tax receivables	9.0	11.8
Other current assets	11.5	7.4
Prepayments and other current assets	$54.3	$49.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities
The following table presents the components of other current liabilities (in millions):

	March 28, 2020	June 29, 2019
Customer prepayments	$0.8	$30.2
Restructuring accrual	1.3	8.6
Income tax payable	16.8	8.5
Warranty accrual	4.4	4.7
Transaction tax payable	5.4	3.8
Operating lease liabilities (Note 12)	11.8	—
Foreign exchange forward contracts liability	9.7	4.0
Other	12.6	12.6
Other current liabilities	$62.8	$72.4

Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	March 28, 2020	June 29, 2019
Pension and post-employment benefits	$98.4	$103.2
Financing obligation	16.2	25.5
Deferred tax liability	41.8	14.6
Long-term deferred revenue	18.7	13.2
Fair value of contingent consideration (1)	33.3	37.7
Operating lease liabilities (Note 12)	29.0	—
Uncertain tax position	13.1	13.6
Other	16.4	18.7
Other non-current liabilities	$266.9	$226.5

(1) See “Note 8. Investments, Forward Contracts and Fair Value Measurements” of the Notes to our Consolidated Financial Statements for more detail.
Note 8. Investments, Forward Contracts and Fair Value Measurements
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of March 28, 2020 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5

The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of March 28, 2020, the total estimated fair value of $0.5 million was classified as other non-current assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of March 28, 2020, were $1.3 million, of which $0.4 million was invested in debt securities, $0.3 million was invested in money market instruments and funds and $0.6 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three and nine months ended March 28, 2020 and March 30, 2019, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of March 28, 2020, (in millions):

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
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are, inputs which market participants would use in valuing an asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs which reflect the assumptions market participants would use in valuing an asset or liability.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

•
Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of March 28, 2020 and June 29, 2019, the Company did not hold any Level 3 investment securities. The fair value of the Company’s contingent liabilities was determined using Level 3 inputs, as discussed below.

Fair Value Measurements
The following table presents assets and liabilities measured at fair value as of March 28, 2020 and June 29, 2019, (in millions):

	March 28, 2020				June 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities
Asset-backed securities	$0.5	$—	$0.5	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.6	—	0.6	—
Money market funds	332.3	332.3	—	—	322.9	322.9	—	—
Trading securities	1.3	1.3	—	—	1.5	1.5	—	—
Foreign currency forward contract (1)	5.7	—	5.7	—	1.2	—	1.2	—
Total assets (2)	$339.8	$333.6	$6.2	$—	$326.2	$324.4	$1.8	$—

Liability:
Foreign currency forward contract (3)	$9.7	$—	$9.7	$—	$4.0	$—	$4.0	$—
Contingent consideration (4)	34.1	—	—	34.1	38.4	—	—	38.4
Total liabilities	$43.8	$—	$9.7	$34.1	$42.4	$—	$4.0	$38.4

(1)	$5.7 million and $1.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019, respectively.

(2)
$324.9 million in cash and cash equivalents, $1.3 million in short-term investments, $3.4 million in restricted cash, $5.7 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of March 28, 2020. $315.5 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $1.2 million in other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets as of June 29, 2019.

(3)	$9.7 million and $4.0 million in other current liabilities on the Company’s Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019, respectively.

(4)
$0.8 million and $0.7 million in other current liabilities on the Company’s Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019, respectively. $33.3 million and $37.7 million in other non-current liabilities on the Company’s Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019, respectively.

The Company’s Level 3 liabilities as of March 28, 2020, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its acquisitions. The earn-out liabilities represent future payments by the Company of up to $63.0 million over three years, that are contingent on the achievement of certain revenue and gross profit targets. As of March 28, 2020, the aggregate fair value of our contingent consideration was $34.1 million. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-free rate, risk-adjusted discount rate, the volatility of the underlying financial metrics and projected financial forecast of the acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the input on the date of remeasurement, with the change in fair value recognized in SG&A expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the three and nine months ended March 28, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Beginning period balance	$34.1	$36.2	$38.4	$—
Additions: To Level 3 contingent consideration liabilities	—	—	—	36.2
Fair value adjustment of contingent consideration liabilities	—	—	(4.3)	—
Ending period balance	$34.1	$36.2	$34.1	$36.2

No payments were made in connection with the Company’s contingent earn-out liabilities during the three and nine months ended March 28, 2020 and March 30, 2019.
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
As of March 28, 2020, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $5.7 million and $9.7 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 29, 2019, the fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 130 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 28, 2020 and June 29, 2019, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $96.7 million and $117.8 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $195.8 million and $31.3 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $4.0 million and $1.8 million for the three and nine months ended March 28, 2020, respectively. The foreign exchange forward contracts incurred a gain of $1.7 million and a loss of $4.1 million for the three and nine months ended March 30, 2019, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2019	$338.9	$—	$42.2	$381.1
Currency translation adjustments	(4.9)	—	—	(4.9)
Balance as of March 28, 2020	$334.0	$—	$42.2	$376.2

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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 28, 2020.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of March 28, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$432.7	$(333.5)	$99.2
Customer relationships	191.8	(146.7)	45.1
Other (1)	35.5	(22.1)	13.4
Total intangibles	$660.0	$(502.3)	$157.7

As of June 29, 2019	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.0	$(311.1)	$125.9
Customer relationships	193.7	(126.3)	67.4
Other (1)	36.1	(17.8)	18.3
Total intangibles	$666.8	$(455.2)	$211.6

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of revenues	$8.0	$7.9	$24.8	$25.8
Operating expenses	8.9	9.2	26.4	29.4
Total amortization of intangible assets	$16.9	$17.1	$51.2	$55.2

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 28, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2020	$16.5
2021	62.5
2022	36.7
2023	23.0
2024	9.1
Thereafter	9.9
Total amortization	$157.7

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of March 28, 2020 and June 29, 2019, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	March 28, 2020	June 29, 2019
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(84.3)	(99.8)
Unamortized debt issuance cost	(5.4)	(6.4)
Carrying amount of liability component	$595.3	$578.8

Carrying amount of equity component (1)	$136.8	$136.8

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of March 28, 2020 and June 29, 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of March 28, 2020, the expected remaining term of the 2023 Notes is 3.2 years.
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
Based on quoted market prices as of March 28, 2020 and June 29, 2019, the fair value of the 2023 Notes was approximately $231.4 million and $261.3 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of March 28, 2020, the expected remaining term of the 2024 Notes is 3.9 years.
Based on quoted market prices as of March 28, 2020 and June 29, 2019, the fair value of the 2024 Notes was approximately $485.5 million and $540.8 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Interest expense-contractual interest	$2.1	$2.1	$6.4	$6.6
Amortization of debt issuance cost	0.3	0.3	1.0	1.1
Accretion of debt discount	5.2	4.8	15.5	16.3

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2030. The Company's leases do not contain any material residual value guarantees.
For the three and nine months ended March 28, 2020, the total operating lease costs were $3.6 million and $10.2 million, respectively. Total variable lease costs were immaterial during the three and nine months ended March 28, 2020. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of March 28, 2020, the weighted-average remaining lease term was 5.3 years, and the weighted-average discount rate was 4.6%.
For the three and nine months ended March 28, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $3.7 million and $12.9 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $0.6 million and $15.1 million, respectively.
The balance sheet information related to our operating leases is as follows (in millions):

March 28, 2020
Other non-current assets	$41.9
Total operating ROU assets	$41.9

Other current liabilities	$11.8
Other non-current liabilities	29.0
Total operating lease liabilities	$40.8

Future minimum operating lease payments as of March 28, 2020 are as follows (in millions):

Operating Leases
Remainder of 2020	$2.4
2021	12.8
2022	9.8
2023	5.7
2024	4.3
Thereafter	10.8
Total lease payments	$45.8
Less: Interest	(5.0)
Present value of lease liabilities	$40.8

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
As of March 28, 2020 and June 29, 2019, the Company’s total restructuring accrual was $1.3 million and $8.8 million, respectively. During the three and nine months ended March 28, 2020, the Company recorded restructuring and related benefits of $1.6 million and $2.2 million, respectively. During the three and nine months ended March 30, 2019, the Company recorded restructuring and related charges of $0.9 million and $16.0 million, respectively.
Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and nine months ended March 28, 2020 (in millions):

	Balance June 29, 2019	Nine Months Ended March 28, 2020 Benefits	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance March 28, 2020	Three Months Ended March 28, 2020 Benefits
Fiscal 2019 Plan
NSE, including AW (1)	$8.7	$(2.2)	$(4.7)	$(0.5)	$1.3	$(1.6)
Plans Prior to Fiscal 2017
Other Plans (1)	0.1	—	—	(0.1)	—	—
Total (3)	$8.8	$(2.2)	$(4.7)	$(0.6)	$1.3	$(1.6)

(1)	Plan type includes workforce reduction cost.

(2)	Other adjustments including $0.2 million lease liability reclassification to Operating lease liability upon ASC 842 adoption.

(3)
$1.3 million and $8.6 million in other current liabilities on the Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019, respectively. $0.2 million in other non-current liabilities on the Consolidated Balance Sheets as of June 29, 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, the Company has updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. A restructuring benefits of $2.2 million was recorded in the nine months ended March 28, 2020 for adjustments to severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.
Note 14. Income Taxes
The Company recorded an income tax provision of $38.8 million and $57.0 million for the three and nine months ended March 28, 2020, respectively. The Company recorded an income tax provision of $5.6 million and $22.2 million for the three and nine months ended March 30, 2019, respectively.
The income tax provision for the three and nine months ended March 28, 2020 primarily relates to a $31.6 million charge for withholding taxes expected to be paid on the repatriation of $316.4 million of foreign earnings that the Company no longer considers to be permanently reinvested. In light of the economic uncertainty caused by COVID-19, the Company reevaluated its historic assertion on foreign earnings and no longer considers these earnings to be permanently reinvested. The repatriation of these earnings will increase available cash in the U.S. and provide greater U.S. financial flexibility to assist the Company in navigating the expected downturn in the economy. The foreign earnings can be repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense. In addition, the income tax provision for the period includes the income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. The income tax provision for the three and nine months ended March 30, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the withholding taxes accrued on foreign earnings and the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations.
On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. We do not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of March 28, 2020, and June 29, 2019, the Company’s unrecognized tax benefits totaled $50.6 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.5 million accrued for the payment of interest and penalties at March 28, 2020. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase program of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. The new stock repurchase program replaces the previous $200 million stock repurchase program that was set to expire on September 30, 2019. Under the new repurchase program, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.

During the three and nine months ended March 28, 2020, the Company repurchased 2.8 million and 3.6 million shares of its common stock for $33.1 million and $43.8 million, respectively. As of March 28, 2020, the Company had remaining authorization of $156.2 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

Note 16. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 28, 2020 and March 30, 2019, as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Cost of revenues	$1.2	$1.1	$3.2	$2.8
Research and development	2.0	1.6	5.7	4.4
Selling, general and administrative	8.5	8.1	24.4	21.3
Total stock-based compensation expense	$11.7	$10.8	$33.3	$28.5

Approximately $1.1 million and $1.0 million of stock-based compensation expense was capitalized to inventory as of March 28, 2020 and March 30, 2019, respectively.
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
During the nine months ended March 28, 2020 and March 30, 2019, the Company granted 3.2 million and 3.8 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. The majority of these time-based awards vest over three years, with 33% vesting after one year and the balance vesting quarterly over the remaining two years.
During the nine months ended March 28, 2020 and March 30, 2019, the Company granted 0.5 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the nine months ended March 28, 2020 and March 30, 2019, the Company granted an additional 0.2 million and 0.1 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 28, 2020 and March 30, 2019 were estimated to be $7.7 million and $6.2 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance measures

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and the employee’s continued service through the vest date. The performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of March 28, 2020, $65.7 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized.
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
As of March 28, 2020, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 28, 2020, the Company contributed $0.6 million to the U.K. plan and $3.6 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Service cost	$—	$—	$0.2	$0.1
Interest cost	0.5	0.6	1.4	1.8
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)
Amortization of net actuarial losses	0.7	0.5	2.2	1.5
Net periodic benefit cost	$0.8	$0.7	$2.6	$2.2

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.8 million related to its defined benefit pension plans during fiscal 2020 to make current benefit payments and fund future obligations. As of March 28, 2020, approximately $4.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2019.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of March 28, 2020, the related accrued pension liability was £6.5 million or $8.0 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of March 28, 2020 and June 29, 2019.
Outstanding Letters of Credit and Performance Bonds
As of March 28, 2020, the Company had standby letters of credit of $7.4 million and performance bonds of $1.0 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 28, 2020 and March 30, 2019, (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2020	March 30, 2019	March 28, 2020	March 30, 2019
Balance as of beginning of period	$9.2	$9.2	$8.7	$8.2
Provision for warranty	0.6	1.7	1.9	3.1
Utilization of reserve	(0.6)	(1.7)	(2.4)	(4.4)
Adjustments related to pre-existing warranties (including changes in estimates)	—	(0.6)	1.0	1.7
Balance as of end of period	$9.2	$8.6	$9.2	$8.6

Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The Company's reportable segments reflect the way the Company's CODM reviews and assesses performance of the business.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents information on the Company’s reportable segments for the three months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended March 28, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$146.0	$8.6	$154.6	$69.2	$—	$223.8
Service revenue	17.9	14.5	32.4	—	—	32.4
Net revenue	$163.9	$23.1	$187.0	$69.2	$—	$256.2

Gross profit	$104.3	$16.0	$120.3	$36.4	$(9.9)	$146.8
Gross margin	63.6%	69.3%	64.3%	52.6%		57.3%

Operating income			$13.8	$24.2	$(28.9)	$9.1
Operating margin			7.4%	35.0%		3.6%

	Three Months Ended March 30, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$160.8	$11.6	$172.4	$59.7	$—	$232.1
Service revenue	19.7	13.3	33.0	0.1	—	33.1
Net revenue	$180.5	$24.9	$205.4	$59.8	$—	$265.2

Gross profit	$115.8	$15.9	$131.7	$30.8	$(9.0)	$153.5
Gross margin	64.2%	63.9%	64.1%	51.5%		57.9%

Operating income			$20.7	$18.3	$(31.1)	$7.9
Operating margin			10.1%	30.6%		3.0%

	Three Months Ended
	March 28, 2020	March 30, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$156.7	$162.5
Stock-based compensation	(1.2)	(1.1)
Amortization of intangibles	(8.0)	(7.9)
Other charges unrelated to core operating performance (1)	(0.7)	—
GAAP gross profit	$146.8	$153.5

Corporate reconciling items impacting operating income:
Total segment operating income	$38.0	$39.0
Stock-based compensation	(11.7)	(10.8)
Amortization of intangibles	(16.9)	(17.1)
Other charges unrelated to core operating performance (1)	(1.9)	(2.3)
Restructuring and related (benefits) charges	1.6	(0.9)
GAAP operating income from continuing operations	$9.1	$7.9

(1)
During the three months ended March 28, 2020 and March 30, 2019, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents information on the Company’s reportable segments for the nine months ended March 28, 2020 and March 30, 2019 (in millions):

	Nine Months Ended March 28, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$507.2	$34.9	$542.1	$228.4	$—	$770.5
Service revenue	58.6	40.3	98.9	0.3	—	99.2
Net revenue	$565.8	$75.2	$641.0	$228.7	$—	$869.7

Gross profit	$367.1	$49.4	$416.5	$123.3	$(29.1)	$510.7
Gross margin	64.9%	65.7%	65.0%	53.9%		58.7%

Operating income			$73.6	$85.0	$(83.8)	$74.8
Operating margin			11.5%	37.2%		8.6%

	Nine Months Ended March 30, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$486.7	$39.0	$525.7	$220.3	$—	$746.0
Service revenue	53.8	40.3	94.1	0.5	—	94.6
Net revenue	$540.5	$79.3	$619.8	$220.8	$—	$840.6

Gross profit	$344.4	$54.5	$398.9	$112.0	$(29.0)	$481.9
Gross margin	63.7%	68.7%	64.4%	50.7%		57.3%

Operating income			$69.9	$76.8	$(107.1)	$39.6
Operating margin			11.3%	34.8%		4.7%

	Nine Months Ended
	March 28, 2020	March 30, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$539.8	$510.9
Stock-based compensation	(3.2)	(2.8)
Amortization of intangibles	(24.8)	(25.8)
Other charges unrelated to core operating performance (1)	(1.1)	(0.4)
GAAP gross profit	$510.7	$481.9

Corporate reconciling items impacting operating income:
Total segment operating income	$158.6	$146.7
Stock-based compensation	(33.3)	(28.5)
Amortization of intangibles	(51.2)	(55.2)
Change in fair value of contingent liability	4.3	—
Other charges unrelated to core operating performance (1)	(5.8)	(7.4)
Restructuring and related (benefits) charges	2.2	(16.0)
GAAP operating income from continuing operations	$74.8	$39.6

(1)
During the nine months ended March 28, 2020 and March 30, 2019, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following tables present net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue for the three and nine months ended March 28, 2020 and March 30, 2019 (in millions):

	Three Months Ended
	March 28, 2020			March 30, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$58.5	$13.3	$71.8	$63.4	$13.7	$77.1
Other Americas	12.0	5.0	17.0	14.4	3.7	18.1
Total Americas	$70.5	$18.3	$88.8	$77.8	$17.4	$95.2

Asia-Pacific:
Greater China	$39.8	$1.5	$41.3	$36.5	$2.9	$39.4
Other Asia-Pacific	29.6	3.4	33.0	41.0	2.9	43.9
Total Asia-Pacific	$69.4	$4.9	$74.3	$77.5	$5.8	$83.3

EMEA:
Switzerland	$27.8	$—	$27.8	$23.9	$—	$23.9
Other EMEA	56.1	9.2	65.3	52.9	9.9	62.8
Total EMEA	$83.9	$9.2	$93.1	$76.8	$9.9	$86.7

Total net revenue	$223.8	$32.4	$256.2	$232.1	$33.1	$265.2

	Nine Months Ended
	March 28, 2020			March 30, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$213.0	$40.0	$253.0	$213.3	$40.7	$254.0
Other Americas	45.8	12.5	58.3	49.6	10.8	60.4
Total Americas	$258.8	$52.5	$311.3	$262.9	$51.5	$314.4

Asia-Pacific:
Greater China	$188.7	$5.0	$193.7	$160.0	$5.2	$165.2
Other Asia-Pacific	89.6	11.2	100.8	107.4	10.0	117.4
Total Asia-Pacific	$278.3	$16.2	$294.5	$267.4	$15.2	$282.6

EMEA:
Switzerland	$53.4	$0.1	$53.5	$72.6	$—	$72.6
Other EMEA	180.0	30.4	210.4	143.1	27.9	171.0
Total EMEA	$233.4	$30.5	$263.9	$215.7	$27.9	$243.6

Total net revenue	$770.5	$99.2	$869.7	$746.0	$94.6	$840.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Subsequent Events
On May 5, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as the Company’s secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company.

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on the Company’s consolidated secured leverage ratio. The Company is required to pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on the Company’s consolidated secured leverage ratio. As of May 7, 2020, the Company had no amounts outstanding under its revolving credit facility.

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
Statements contained in this Quarterly report on Form 10-Q, which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•	Our expectations regarding the impact of the COVID-19 pandemic on our business, financial condition and results of operations;

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
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (“NEMs”), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Other Test & Measurement communications products also serve the public safety, government, and aerospace and defense markets.
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
OSP serves customers such as, L-3 Communications, Lockheed Martin, Seiko Epson, SICPA and STMicroelectronics.
COVID-19 Update
The full extent of the impact of the COVID-19 pandemic on our business, operations, and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: “Risk Factors” for additional details. In an effort to protect the health and safety of our employees, customers, and partners, our global workforce is largely working from home and business travel has been severely curtailed. We have shut down, slowed, or modified business operations in certain locations, including in some instances, limiting production to essential business services, all in conjunction with federal, state, and local health and safety regulations and shelter-in-place directives. We experienced some disruption of our facilities, suppliers, and contract manufacturers which negatively impacted our sales and operating results. We have also experienced some shipping and logistics challenges as our customers also closed facilities and are operating under similar restrictions. In locations where we are conducting essential business activities, we have taken certain safety measures, including enhanced sanitation, health checks and social distancing.

Capital markets and worldwide economies have been significantly impacted by the COVID-19 pandemic, and it is possible that it could cause a sustained local and/or global economic recession. Deterioration of macro-economic conditions could have a material adverse impact on our longer-term business as customers curtail and reduce overall spending. As the pandemic spread across the globe, there has been a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position, refer to the “Liquidity and Capital Resources” section for further information. Under a prolonged economic slowdown or global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all. The COVID-19 pandemic and government health and safety measures such as “shelter-in-place” orders and restrictions on our ability to travel and access our customers or temporary closures of our facilities or the facilities of our suppliers and contract manufacturers, may significantly impact our sales and our ability to ship our products or the ability of our customers to take delivery of our products and may lead to higher than normal inventory levels.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 28, 2020	March 30, 2019	Change	Percent Change	March 28, 2020	March 30, 2019	Change	Percent Change
Segment net revenue:
NE	$163.9	$180.5	$(16.6)	(9.2)%	$565.8	$540.5	$25.3	4.7%
SE	23.1	24.9	(1.8)	(7.2)%	75.2	79.3	(4.1)	(5.2)%
OSP	69.2	59.8	9.4	15.7%	228.7	220.8	7.9	3.6%
Total net revenue	$256.2	$265.2	$(9.0)	(3.4)%	$869.7	$840.6	$29.1	3.5%

Gross profit	$146.8	$153.5	$(6.7)	(4.4)%	$510.7	$481.9	$28.8	6.0%
Gross margin	57.3%	57.9%			58.7%	57.3%

Research and development	$46.8	$48.7	$(1.9)	(3.9)%	$148.6	$137.2	$11.4	8.3%
Percentage of net revenue	18.3%	18.4%			17.1%	16.3%

Selling, general and administrative	$83.6	$86.8	$(3.2)	(3.7)%	$263.1	$259.7	$3.4	1.3%
Percentage of net revenue	32.6%	32.7%			30.3%	30.9%

Restructuring and related (benefits) charges	$(1.6)	$0.9	$(2.5)	(277.8)%	$(2.2)	$16.0	$(18.2)	(113.8)%
Percentage of net revenue	(0.6)%	0.3%			(0.3)%	1.9%

Interest and other income, net	$5.3	$0.9	$4.4	488.9%	$9.3	$4.1	$5.2	126.8%
Percentage of net revenue	2.1%	0.3%			1.1%	0.5%

Interest expense	$(8.4)	$(8.0)	$0.4	5.0%	$(25.1)	$(26.2)	$(1.1)	(4.2)%
Percentage of net revenue	3.3%	3.0%			2.9%	3.1%

Provision for income taxes	$38.8	$5.6	$33.2	592.9%	$57.0	$22.2	$34.8	156.8%
Percentage of net revenue	15.1%	2.1%			6.6%	2.6%
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
COVID-19
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the ultimate impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if the COVID-19 pandemic is prolonged and there are continued delays in resumption of normal business operations and activities, we expect that it could have a material negative impact on our future revenue growth as well as our overall profitability.
Three months ended March 28, 2020 and March 30, 2019
Net revenue decreased by $9.0 million, or 3.4%, during the three months ended March 28, 2020 compared to the same period a year ago. This decrease was due to revenue decrease from our NE and SE segments, partially offset by revenue increase in our OSP segment.
Product revenues decreased by $8.3 million, or 3.6%, during the three months ended March 28, 2020 compared to the same period a year ago, due to revenue decrease from our NE and SE segments, partially offset by revenue increase in our OSP segment as discussed below.
Service revenues decreased by $0.7 million, or 2.1%, during the three months ended March 28, 2020 compared to the same period a year ago primarily due to revenue decreased from our NE and SE segments.
NE net revenue decreased by $16.6 million, or 9.2%, during the three months ended March 28, 2020 compared to the same period a year ago. This decrease was driven primarily by the impact to our business from the COVID-19 lockdown and Field Instruments, such as Cable and Access. The COVID-19 lockdown has resulted in certain customer operation and logistic shutdowns, that resulted in shipment or acceptance delays, which resulted in a demand slowdown in our Field Instruments with orders pushed out into prospective periods.
SE net revenue decreased by $1.8 million, or 7.2%, during the three months ended March 28, 2020 compared to the same period a year ago. This decrease is primarily driven by the effects of COVID-19, as customers under lockdown were unable to provide on-site verification and acceptance and from the continued runoff of Mature Assurance products.
OSP net revenue increased by $9.4 million, or 15.7%, during the three months ended March 28, 2020 compared to the same period a year ago. This increase is primarily driven by growth in revenue in our Anti-Counterfeiting products.
Nine Months Ended March 28, 2020 and March 30, 2019
Net revenue increased by $29.1 million, or 3.5%, during the nine months ended March 28, 2020 compared to the same period a year ago due to revenue increase from our NE and OSP segments, partially offset by our SE segment discussed below.
Product revenues increased by $24.5 million, or 3.3% during the nine months ended March 28, 2020 compared to the same period a year ago, primarily from our NE and OSP segments as discussed below.
Service revenues increased by $4.6 million, or 4.9%, during the nine months ended March 28, 2020 compared to the same period a year ago primarily due to increased support revenue from the NE segment, partially offset by a decline in support contract renewals for the SE segment as discussed below.
NE net revenue increased by $25.3 million, or 4.7%, during the nine months ended March 28, 2020 compared to the same period a year ago. This increase was driven by 5G wireless secular growth trends, higher fiber demand from Field Instruments due to the 400Gb upgrade cycle and cable demand strength of DOCSIS 3.1. The increase in revenue was partially offset by the effect of COVID-19.
SE net revenue decreased by $4.1 million, or 5.2%, during the nine months ended March 28, 2020 compared to the same period a year ago. This decrease was primarily driven by the effect of COVID-19 and continued run-off of our Mature Assurance portfolio solutions, partially offset by an increase in revenues from our Growth Assurance products.
OSP net revenue increased by $7.9 million, or 3.6%, during the nine months ended March 28, 2020 compared to the same period a year ago. This increase is primarily driven by an increased demand from our 3D Sensing products.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period over period variability in our financial measures. For example, while the majority of our net revenue and expenses are denominated in U.S. dollars, a portion of our international operations are denominated in foreign currencies. The strengthening of the U.S. dollar relative to foreign currencies could negatively impact reported revenue.
Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) the impact of ongoing global trade policies, tariffs and sanctions; and (f) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of 5G, 3D Sensing and other emerging secular technologies and platforms.
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

	Three Months Ended				Nine Months Ended
	March 28, 2020		March 30, 2019		March 28, 2020		March 30, 2019
Americas:
United States	$71.8	28.1%	$77.1	29.1%	$253.0	29.1%	$254.0	30.2%
Other Americas	17.0	6.6%	18.1	6.8%	58.3	6.7%	60.4	7.2%
Total Americas	$88.8	34.7%	$95.2	35.9%	$311.3	35.8%	$314.4	37.4%

Asia-Pacific:
Greater China	$41.3	16.1%	$39.4	14.9%	$193.7	22.3%	$165.2	19.7%
Other Asia-Pacific	33.0	12.9%	43.9	16.5%	100.8	11.6%	117.4	13.9%
Total Asia-Pacific	$74.3	29.0%	$83.3	31.4%	$294.5	33.9%	$282.6	33.6%

EMEA:
Switzerland	$27.8	10.8%	$23.9	9.0%	$53.5	6.1%	$72.6	8.6%
Other EMEA	65.3	25.5%	62.8	23.7%	210.4	24.2%	171.0	20.4%
Total EMEA	$93.1	36.3%	$86.7	32.7%	$263.9	30.3%	$243.6	29.0%

Total net revenue	$256.2	100.0%	$265.2	100.0%	$869.7	100.0%	$840.6	100.0%
Net revenue from customers outside the Americas during the three months ended March 28, 2020 and March 30, 2019 represented 65.3% and 64.1% of net revenue, respectively.
Net revenue from customers outside the Americas during the nine months ended March 28, 2020 and March 30, 2019 represented 64.2% and 62.6% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.6 percentage points during the three months ended March 28, 2020 from 57.9% in the same period a year ago to 57.3% in the current period. This decrease was primarily driven by lower revenue volume in our NE segment. The decrease was partially offset by gross margin improvement in our SE and OSP segments as discussed below in the Operating Segment Information section.
Gross margin increased by 1.4 percentage points during the nine months ended March 28, 2020 from 57.3% in the same period a year ago to 58.7% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NE segment and gross margin improvement in our OSP segment. This increase was partially offset by gross margin reduction in our SE segment as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense decreased by $1.9 million, or 3.9%, during the three months ended March 28, 2020 compared to the same period a year ago. This decrease was primarily driven by cost efficiencies during the period. As a percentage of net revenue, R&D decreased by 0.1 percentage points during the three months ended March 28, 2020 compared to the same period a year ago.
R&D expense increased by $11.4 million, or 8.3%, during the nine months ended March 28, 2020 compared to the same period a year ago. This increase was primarily driven by targeted investments to support increased demand for our key product lines and additional R&D costs incurred from our acquired businesses. As a percentage of net revenue R&D increased by 0.8 percentage points during the nine months ended March 28, 2020 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $3.2 million or 3.7%, during the three months ended March 28, 2020 compared to the same period a year ago. This decrease was primarily due to decreased spend on sales commissions and lower travel expenses in the current period. As a percentage of net revenue, SG&A decreased 0.1 percentage points during the three months ended March 28, 2020 compared to the same period a year ago.
SG&A expense increased by $3.4 million, or 1.3%, during the nine months ended March 28, 2020 compared to the same period a year ago. This increase is primarily due to ongoing investments including upgrading our ERP and related systems, targeted investments to support increased demand for our Wireless, Fiber and 3D Sensing products and additional SG&A costs incurred from our acquired businesses. It is partially offset by the change in fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 0.6 percentage points during the nine months ended March 28, 2020 compared to the same period a year ago.
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

As of March 28, 2020, our total restructuring accrual was $1.3 million. During the three and nine months ended March 28, 2020, we recorded restructuring and related benefits of $1.6 million and $2.2 million respectively, in restructuring and related charges. During the three and nine months ended March 30, 2019, we recorded restructuring and related charges of $0.9 million and $16.0 million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and Other Income, Net
Interest and other income, net, was $5.3 million during the three months ended March 28, 2020 compared to $0.9 million the same period a year ago. This $4.4 million increase was primarily driven by $4.1 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest and other income, net, was $9.3 million during the nine months ended March 28, 2020 compared to $4.1 million the same period a year ago. This $5.2 million increase was driven by $5.4 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $0.4 million, or 5.0%, during the three months ended March 28, 2020 compared to the same period a year ago. This increase was primarily due to the increase in debt discount accretion of the 2023 Notes and 2024 Notes during the current period.
Interest expense decreased by $1.1 million, or 4.2%, during the nine months ended March 28, 2020 compared to the same period a year ago. This decrease was primarily due to a decrease in debt discount accretion of the 2033 Notes during the current period as the notes were fully redeemed or converted in the second quarter of fiscal 2019.
Provision for Income Taxes
We recorded an income tax provision of $38.8 million and $57.0 million for the three and nine months ended March 28, 2020, respectively. We recorded an income tax provision of $5.6 million and $22.2 million for the three and nine months ended March 30, 2019, respectively.
The income tax provision for the three and nine months ended March 28, 2020 primarily relates to a $31.6 million charge for withholding taxes expected to be paid on the repatriation of $316.4 million of foreign earnings that we no longer considers to be permanently reinvested. In light of the economic uncertainty caused by COVID-19, we reevaluated its historic assertion on foreign earnings and no longer considers these earnings to be permanently reinvested. The repatriation of these earnings will increase available cash in U.S and provide greater U.S. financial flexibility to assist us in navigating the expected downturn in the economy. The foreign earning can be repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense. In addition, the income tax provision for the period includes the income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year. The income tax provision for the three and nine months ended March 30, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the withholding taxes accrued on foreign earnings and the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations.
On March 27, 2020 the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. We do not expect the provisions of the legislation to have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
As of March 28, 2020, and June 29, 2019, our unrecognized tax benefits totaled $50.6 million and $50.9 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $3.5 million accrued for the payment of interest and penalties at March 28, 2020. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2020	March 30, 2019	Change	Percentage Change	March 28, 2020	March 30, 2019	Change	Percentage Change
Network Enablement
Net revenue	$163.9	$180.5	$(16.6)	(9.2)%	$565.8	$540.5	$25.3	4.7%
Gross profit	104.3	115.8	(11.5)	(9.9)%	367.1	344.4	22.7	6.6%
Gross margin	63.6%	64.2%			64.9%	63.7%

Service Enablement
Net revenue	$23.1	$24.9	$(1.8)	(7.2)%	$75.2	$79.3	$(4.1)	(5.2)%
Gross profit	16.0	15.9	0.1	0.6%	49.4	54.5	(5.1)	(9.4)%
Gross margin	69.3%	63.9%			65.7%	68.7%

Network and Service Enablement
Net revenue	$187.0	$205.4	$(18.4)	(9.0)%	$641.0	$619.8	$21.2	3.4%
Operating income	13.8	20.7	(6.9)	(33.3)%	73.6	69.9	3.7	5.3%
Operating margin	7.4%	10.1%			11.5%	11.3%

Optical Security and Performance
Net revenue	$69.2	$59.8	$9.4	15.7%	$228.7	$220.8	$7.9	3.6%
Gross profit	36.4	30.8	5.6	18.2%	123.3	112.0	11.3	10.1%
Gross margin	52.6%	51.5%			53.9%	50.7%
Operating income	24.2	18.3	5.9	32.2%	85.0	76.8	8.2	10.7%
Operating margin	35.0%	30.6%			37.2%	34.8%
Network Enablement
During the three months ended March 28, 2020, NE gross margin decreased by 0.6 percentage points from 64.2% in the same period a year ago to 63.6% in the current period. Reflecting lower revenue volumes due to the impact of COVID-19 and unfavorable product mix.
During the nine months ended March 28, 2020, NE gross margin increased by 1.2 percentage points from 63.7% in the same period a year ago to 64.9% in the current period. This increase was primarily due to higher revenue volumes and gross margin improvement from favorable product mix.
Service Enablement
During the three months ended March 28, 2020, SE gross margin increased by 5.4 percentage points from 63.9% in the same period a year ago to 69.3% in the current period. This increase was primarily due to favorable product mix from our Datacenter and Assurance growth products.
During the nine months ended March 28, 2020, SE gross margin decreased by 3.0 percentage points from 68.7% in the same period a year ago to 65.7% in the current period, due to runoff of higher margin Mature Assurance products.
Network and Service Enablement (“NSE”)
During the three months ended March 28, 2020, NSE operating margin decreased by 2.7 percentage points from 10.1% in the same period a year ago to 7.4% in the current period. This decrease in operating margin was primarily driven by lower revenue volume as discussed above in NE segment.

During the nine months ended March 28, 2020, NSE operating margin increased by 0.2 percentage points from 11.3% in the same period a year ago to 11.5% in the current period. This increase in operating margin was primarily driven by increase in revenue and gross margin as discussed above, partially offset by targeted investments to support our growth initiatives for our Wireless products.
Optical Security and Performance Products
During the three months ended March 28, 2020 OSP gross margin increased by 1.1 percentage points from 51.5% in the same period a year ago to 52.6% in the current period. This increase was primarily due to gross margin improvement in our Consumer and Industrial products, and favorable product mix due to higher revenue from Anti-Counterfeiting products.
During the nine months ended March 28, 2020, OSP gross margin increased by 3.2 percentage points from 50.7% in the same period a year ago to 53.9% in the current period. This increase was primarily due to gross margin improvement in our Consumer and Industrial products, partially offset by unfavorable product mix due to lower revenue from Anti-Counterfeiting products.
OSP operating margin increased by 4.4 percentage points during the three months ended March 28, 2020 from 30.6% in the same period a year ago to 35.0% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above and good operating expense management.
OSP operating margin increased by 2.4 percentage points during the nine months ended March 28, 2020 from 34.8% in the same period a year ago to 37.2% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
Liquidity and Capital Resources
As of March 28, 2020 and June 29, 2019, we had assets classified as cash and cash equivalents, as well as short-term investments and short term restricted cash, in an aggregate amount of $537.3 million and $526.5 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. As of March 28, 2020, U.S. entities owned approximately 18.9% of our cash and cash equivalents, short-term investments and restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and overtime may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of March 28, 2020, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended March 28, 2020, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On August 15, 2018, certain holders of the 2033 Notes issued in August 2013 exercised the put option and an aggregate principal amount of $134.3 million of the 2033 Notes was validly surrendered for repurchase. The Company accepted all such notes for payment with available cash. On September 5, 2018, the Company elected to exercise its optional redemption right to redeem all $142.7 million aggregate principal amount of its outstanding 2033 Notes. The date fixed for the redemption of the Notes was October 10, 2018 (Redemption Date). In connection with the redemption, holders of $112.0 million aggregate principal amount of Notes converted their Notes in accordance with the terms and conditions of the Notes. Note holders who converted their notes received an aggregate payout of $111.8 million in cash and were issued 231,795 shares of the Company’s common stock. The Company redeemed the remaining $30.7 million aggregate principal amount of outstanding Notes in accordance with its notice of redemption dated September 5, 2018. The Company paid to the registered holders of the Notes that were redeemed an aggregate amount of approximately $30.8 million, including accrued and unpaid interest up to, but excluding, the Redemption Date. As of March 28, 2020, none of the 2033 Notes remain outstanding. For additional information related to our debt refer to “Note 11. Debt.”

On May 5, 2020, we entered into a credit agreement (the “Credit Agreement”) with Wells Fargo Bank, National Association (“Wells Fargo”) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as our secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of our assets.

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of May 7, 2020, we had no amounts outstanding under the Credit Agreement.

Nine Months Ended March 28, 2020
As of March 28, 2020, our combined balance of cash and cash equivalents and restricted cash increased by $10.5 million to $540.9 million from $530.4 million as of June 29, 2019.
During the nine months ended March 28, 2020, Cash provided by operating activities was $108.4 million, consisting of net income of $2.0 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and change in fair value of contingent liabilities) which totaled $159.4 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $53.0 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $41.6 million mainly driven by a decrease in customer deposit, a decrease in accounts payable of $16.0 million primarily driven by timing of purchases and related payments, a decrease in accrued payroll and related expenses of $10.3 million due to the timing of salary and related payments, and an increase in accounts receivable of $6.6 million due to the higher billings. These changes were partially offset by an increase in income taxes payable and other tax liabilities of $8.6 million, a decrease in inventories of $3.6 million, an increase in deferred revenue of $7.4 million due to the amortization of support agreements and the release of revenue upon customer acceptance, and a decrease in other current and non-current assets of $1.9 million.
During the nine months ended March 28, 2020, Cash used in investing activities was $20.1 million, primarily related to $23.6 million of cash used for capital expenditures, offset by $4.0 million proceeds from sales of assets.
During the nine months ended March 28, 2020, Cash used in financing activities was $58.8 million, primarily resulting from $43.8 million in cash paid to repurchase common stock under our share repurchase program, $18.4 million in withholding tax payments on the vesting of restricted stock awards, and $2.1 million payments on financing obligations; offset by $5.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Nine Months Ended March 30, 2019
As of March 30, 2019, our combined balance of cash and cash equivalents and restricted cash decreased by $108.5 million to $515.8 million from $624.3 million as of June 30, 2018.
During the nine months ended March 30, 2019, Cash provided by operating activities was $110.3 million, consisting of net loss of $7.1 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $129.4 million, including changes in deferred tax balance, and changes in operating assets and liabilities that used $12.0 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $7.9 million primarily driven by higher volume of billing, an increase in inventories of $5.1 million, an increase in other current and non-current assets of $0.4 million and an decrease in accrued expenses and other current and non-current liabilities of $5.2 million. These changes were partially offset by an increase in income taxes payable of $4.4 million and an increase in deferred revenue of $2.4 million.
During the nine months ended March 30, 2019, Cash provided by investing activities was $82.0 million, primarily related to $142.2 million in sales and maturities of available-for-sale debt securities and $4.2 million proceeds from sales of assets; offset by $34.7 million of cash used for capital expenditures and $29.7 million used for acquisitions of businesses, net of cash acquired.
During the nine months ended March 30, 2019, Cash used in financing activities was $293.6 million, primarily resulting from $276.9 million used for redemption and conversion of our 2033 Notes, $11.9 million in withholding tax payments on vesting of restricted stock awards, $9.0 million in cash paid to repurchase common stock under our share repurchase program, and $1.2 million in payment of financing obligations; offset by $5.4 million in proceeds from the issuance of common stock under our employee stock purchase plan.
We believe that our existing cash balances and investments as well as availability under the $300 million revolving credit facility will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	Impact of the COVID-19 pandemic on our financial condition;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes and/or 2024 Notes prior to their maturity or of our common stock;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation; and

•	compliance with covenants and other terms and conditions related to our financing arrangements.
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2020.
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
Pension and Other Post-retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (“PBO”) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 28, 2020, our pension plans were under funded by $102.9 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 28, 2020, the fair value of plan assets had decreased approximately 8.8% since June 29, 2019, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 28, 2020.
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
We face risks related to health pandemics and other widespread outbreaks of contagious disease, which could significantly disrupt our operations and impact our operations and financial results.
Significant outbreaks of contagious diseases, and other adverse public health developments, could have a material impact on our business operations and operating results. In December 2019, a strain of novel coronavirus causing respiratory illness emerged in the city of Wuhan in the Hubei province of China which has subsequently spread globally and been declared a global pandemic by the World Health Organization in March 2020. In response to the COVID-19 pandemic, we have prioritized employee, customer and partner safety and have temporarily shut down, slowed or limited activity in certain locations, including limiting production in certain locations to essential business needs, all in conjunction with federal, state and local health and safety regulations and shelter-in-place orders. We have canceled participation in trade shows and marketing events and restricted business travel, resulting in the limitation of normal sales and business development activity. The majority of our global workforce is working from home. The immediate impacts of the pandemic to our business include a decline in revenues and some decrease in demand as customers delayed purchase decisions or placed orders on hold. Further, we have experienced shipping and logistics challenges as customers operating in lockdown mode were not onsite to take delivery of product.
We operate facilities around the world, all of which could be adversely affected by the prolonged impacts of the pandemic, including disruptions to our supply chain, production, transportation and delivery of our products. Demand for our products could be significantly and adversely affected. There is currently no vaccine for COVID-19 and therapeutic medications to date have had limited efficacy in alleviating symptoms. When and as normal business operations resume, we will need to expand globally the safety measures we have already undertaken at sites conducting essential business, such as enhanced sanitation procedures, health checks and social distancing protocols, none of which can completely eliminate the risk of exposure or spread of COVID-19. Even after shelter-in-place restrictions have been lifted by governmental authorities, there could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts.

The COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries, which may result in regional or global economic slowdowns or recessions that could further curtail or delay spending by our customers and decrease demand for our products as well as cause an increased risk of customer defaults or delays in payment. Current economic conditions have already led to a tightening of credit markets. We entered into a $300 million dollar secured credit facility in May 2020, refer to the Liquidity and Capital Resources section of Management Discussion and Analysis for further information. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.
Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the ultimate direct or indirect impacts the COVID-19 pandemic may have on our business, however, any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic could materially and adversely affect our results of operations and financial conditions. As a result of the highly fluid and uncertain nature of this event, we have suspended our guidance for the fourth quarter of fiscal year 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Credit Agreement, dated May 5, 2020 by Viavi Solutions Inc., the lenders party thereto and Wells Fargo N.A. as administrative agent	8-K	10.1	5/6/2020
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)