Form 10-K
period 2020-06-27
VIAVI SOLUTIONS INC.
filed 2020-08-24
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2020
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

(408) 404-3600
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value of $0.001 per share	VIAV	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3.5 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2020, the Registrant had 228,318,250 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 27, 2020 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 27, 2020 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:

•	Our expectations regarding the impact of the COVID-19 pandemic on our business, financial condition, results of operations and liquidity;

•
Our expectations regarding demand for our products and services, including industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;

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

•	Our plans for continued development, use and protection of our intellectual property;

•	Our strategies for achieving our current business objectives, including related risks and uncertainties;

•	Our plans or expectations relating to investments, acquisitions, partnerships and other strategic opportunities;

•	Our strategies for mitigating the risk of supply chain interruptions;

•	Our research and development plans and the expected impact of such plans on our financial performance; and

•	Our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues.
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring and assurance solutions for communications service providers, enterprises, network equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in light management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, government, automotive and defense applications.
To serve our markets, we operated in the following business segments:

•	Network Enablement (NE);

•	Service Enablement (SE); and

•	Optical Security and Performance Products (OSP)
Industry Trends
NE and SE
NE and SE are collectively referred to as Network and Service Enablement (NSE).
The telecommunications (Telecom) and cable industries are experiencing a major evolution in technology that is likely to last for the next decade as wireless communications expand and evolve from 4G to 5G technology with its promise of greater bandwidth capacity, faster transmission speeds and lower latency response time. 5G is a disruptive technology that is being gradually deployed by service providers using millimeter wave and sub-6 GHz technologies.
Wireless communications connectivity at the edge, or the “last mile” or “last hundred yards”, will bring gigahertz speeds and capacity to the home as well as to “all devices” and to “all connected things (e.g. Cars, Drones, Bots, etc.)”. The 5G transition is being deployed globally and is expected to be disruptive to businesses, consumers and potentially create new applications and vertical industries. The adoption of 5G also requires increased bandwidth, high speed, and low latency backhaul capability from the network edge to the network core. This requires optical fiber upgrade or buildout as legacy copper line networks are decommissioned. 100GbE optical fiber is being deployed in many metropolitan networks, with the leading-edge networks installing 400GbE optical fiber. In the labs, 800GbE fiber technology is being evaluated for the future next generation optical network. These investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere.”
While new networks are deploying 5G wireless and advanced optical fiber technology, existing network infrastructure that is not otherwise being upgraded is still expected to be modernized with new cable and access technologies. Cable service providers are investing in DOCSIS 3.1 to enhance existing cable networks with higher speed connectivity and bandwidth capacity. Some telecom operators with legacy copper digital subscriber line (DSL) have chosen to extend the useful life of these legacy networks by upgrading to Gfast technology. Many operators, however, have decided to run existing legacy networks until no longer operable and then replace them with new optical fiber. The COVID-19 pandemic resulted in global work-office shutdown and Work-From-Home policies among network service providers, network equipment manufacturers and its related supply chain.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.
5G Wireless has broader applications beyond smart mobile devices. 5G’s increased bandwidth capacity and speed, as well as lower latency, should enable numerous devices, referred to as the “Internet of Things” (IOT), to have greater device-to-device connectivity to enable smart homes, smart cities, smart grid, smart and autonomous cars, factory automation and other applications that are yet to be conceptualized.
The scale and complexity of these technology shifts are also challenging service providers to rearchitect their networks, becoming more automated, virtualized and optimized based on real-time intelligence.
The convergence of network technologies requires significant investments from both the traditional carriers (telecom and cable) and cloud service providers. To achieve scale and a profitable return on investment, these communications service providers (CSPs) in recent years have consolidated and are expected to continue to consolidate. While traditional service provider capital spending in physical networks has been declining, and this impacts the served available market opportunity for our NSE segment.

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
OSP
The threat of counterfeiting of banknotes and documents of value is rising as counterfeiters have increasing access to a broad range of advanced but relatively low-cost imaging technologies and printing tools. With this access, counterfeiters have the ability to potentially create simulations of actual documents and products for illicit purposes, creating the need for robust, technically sophisticated and easy to validate anti-counterfeiting features. We have decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment (OVP®), and our Optically Variable Magnetic Pigment (OVMP®) technologies to protect the integrity of banknotes and other high-value documents by delivering optical effects that, on one hand, consumers can easily recognize but on the other hand, counterfeiters find very difficult to reproduce.
In addition to Anti-Counterfeiting solutions, we also provide optical technologies for the 3D sensing, consumer electronics, government, automotive, and industrial markets. For example, we manufacture and sell optical filters for 3D sensing applications that enable consumers to interact with their devices more naturally by allowing electronic devices to accurately measure depth and motion. Our filters play an important role in those applications, separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as the industry’s leading supplier of high-performance filters enabling depth-sensing systems in consumer electronics. In October 2018, we broadened our portfolio of 3D sensing technologies when we acquired RPC Photonics (RPC), a technology leader in engineered optical diffusers, marketed under the trademark “Engineered DiffusersTM.” Engineered DiffusersTM diffuse the infrared laser light transmitted by a smartphone in 3D sensing applications, enabling reliable system performance while guarding eye safety. In user facing applications of 3D sensing including facial recognition, our Engineered DiffusersTM enable infrared light to safely impinge on the target, i.e. human facial profile. That light is then reflected back to the 3D Sensor on the smartphone and an image process gathers the target information.
Sales and Marketing
CSPs make up the majority of NE and SE revenues. We also market and sell products to network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around each of the markets that we serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance and cost requirements. We are also supported by a worldwide channel community, including our Velocity Solution Partners who support our NE and SE segments.
OSP sales and marketing efforts are targeted primarily toward customers in the consumer electronics, government, industrial, medical and automotive markets. We have a dedicated direct global sales force focused on understanding customers’ requirements and building market awareness and acceptance of our products. Our direct sales force is complemented by a highly trained team of field applications engineers who assist customers in designing, testing and qualifying our products. We market our products and capabilities through attendance at trade shows, the production of promotional webinars, participation in technical forums, select advertising and by developing customer partnerships.
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
Corporate Information
The Company was incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. Our heritage includes several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999. In 2000, we acquired Optical Coatings Laboratory, Inc., which is currently part of our OSP business segment, and in 2005 we acquired Acterna, Inc. which is currently part of our NSE business segments. Following these acquisitions, we operated as a company comprised of a portfolio of businesses with a focus on optical innovation, communications network and service enablement, commercial lasers and anti-counterfeiting solutions. In August 2015, JDSU completed the separation of our Lumentum business (the Separation) to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc. Additionally, for the last several years, we have implemented multiple manufacturing, facility, organizational and product line transitions. We expect some of these activities to continue for the foreseeable future. Our headquarters are located at 6001 America Center Drive, San Jose, California 95002, and our telephone number is (408) 404-3600. Our website address is www.viavisolutions.com.
We are subject to the requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), under which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge, all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with, or furnish to, the SEC.
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:

•	Market leadership in physical and virtualized test and measurement instruments with opportunity to grow market share;

•	Market leadership in Anti-Counterfeiting pigments, 3D sensing optical filters and Engineered DiffusersTM;

•	Market leadership in 5G wireless, public safety radio and navigation/communication transponder test instruments;

•	Increase the benefit from the use of our net operating loss carryforwards (NOL) by improving our profitability organically and inorganically; and,

•	Greater flexibility in capital structure enabling greater capital return to shareholders.

Our near-term strategy, and next transformation phase, will be a greater focus on growth, both organic and inorganic. We expect to leverage major secular growth trends in 5G Wireless, Fiber and 3D Sensing to achieve higher levels of revenue and profitability.

Our long-term capital allocation strategy, which supports our corporate strategy, is as follows:

•	Maintenance and run-rate investments to support operations;

•	Organic investments in initiatives to support revenue growth and productivity;

•	Return capital to shareholders through share buybacks; and,

•	Mergers and acquisitions that are synergistic to company strategy and business segments.
Although we expect to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A - Risk Factors.
Business Segments
We operate in two broad business categories: NSE and OSP. NSE operates in two reportable segments, NE and SE, whereas OSP operates as a single segment. Our NSE and OSP businesses are each organized with its own engineering, manufacturing and dedicated sales and marketing groups focused on each of the markets we serve to better support our customers and respond quickly to market needs. In addition, our segments share common corporate services that provide capital, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.
The table below discloses the percentage of our total net revenue attributable to each of our three reportable segments.

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Network Enablement	65.7%	65.3%	61.6%
Service Enablement	9.0	9.1	13.5
Optical Security and Performance Products	25.3	25.6	24.9

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
Our Avionics products group is a global leader in T&M instrumentation for communication and safety in the government, civil, aerospace and military markets.  Avionic product solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.
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
Customers
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, radio and avionics commercial companies, OEMs, civil, state and federal agencies, utilities, law enforcement, military contractors and the armed forces and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Inc., CenturyLink, Inc., Cisco Systems, Inc., Nokia Solutions and Networks and Verizon Communications Inc.
No single NE customer accounted for more than 10% of our net revenue during fiscal 2020, 2019 or 2018.
Trends
Several network technology trends are taking place to support the growing bandwidth demand and are impacting the way NEMs and CSPs design, build and deploy new network systems. These trends are driving shifts in capital spending with the transition to advanced LTE and 5G, cable upgrades to DOCSIS 3.1, DSL copper line upgrades to Gfast, deployment of 100G Metro optical fiber, 400G in optical transport, and adoption of advanced network management technologies such as virtualization, assurance and automation. As service providers face pricing pressure on their average revenue per user (ARPU) metrics, they are turning to our NE products solutions to both reduce the need for physical customer service visits through faster installation and repair completion and improve user satisfaction. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.
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
Our NE products and associated services including the acquired Trilithic and AW businesses are, as follows:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Avionics products; (c) Fiber Instrument products; (d) Metro products; (e) RF Test products; and (f) Radio Test products.
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
Our assurance solutions let carriers remotely monitor performance and quality of network, service and applications performance throughout the entire network. This provides our customers with enhanced network management, control, and optimization that allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
Our network performance management products help enterprise IT and security teams monitor and optimize connectivity for their employees across on-premise and cloud domains and conduct preventative and forensic analysis to address rising security challenges. This functionality has become more critical as organizations have been forced to adopt remote working procedures, increasing network challenges and security risks.
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
Our SE products and associated services are, as follows:
Data Center: Consisting of our Network Performance Monitoring and Security tools (Apex, GigaStor, Observer).
Assurance: Primarily consisting of our (a) Growth Products (Location Intelligence and Nitro Mobile products) and (b) Mature Products (Legacy Assurance and Legacy Wireline).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, automotive, industrial and other markets.
Our security offerings for the anti-counterfeiting market include OVP® and OVMP®. OVP® enables color-shifting effects and OVMP® enables depth and motion effects in addition to color-shifting effects. Both OVP® and OVMP® are formulated into inks used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today.
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
Markets
Our OSP segment delivers overt and covert features to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, government, automotive, industrial, and other markets. For example, we design and produce optical filters which are used in 3D sensing products and other applications.
In addition, we offer custom color solutions that include innovative special effects pigments that provide product enhancement for brands in the automotive and other industries.
Customers
OSP serves customers such as SICPA Holding SA Company (SICPA), STMicroelectronics Holding N.V., Lockheed Martin Corporation and Seiko Epson Corporation. During fiscal 2020, 2019 and 2018, net revenue from SICPA represented 12.3%, 14.3%, 14.8%, respectively, of our net revenue.
Trends

Counterfeiting of banknotes and other documents of value is rising as counterfeiters have access to a broad range of advanced but relatively low-cost imaging technologies and printing tools, giving them the potential ability to create simulations of banknotes and other documents of value for illicit purposes. As a result, demand is increasing for sophisticated overt anti-counterfeiting features, such as our OVP® and OVMP® technologies. These technologies enable consumers, merchants, and law enforcement to easily validate banknotes and documents of value without the use of special tools. At the same time, the effects created by these technologies are difficult to create or simulate using conventional printing technology.
The consumer electronics, government, automotive and instrumentation markets require customized, high-precision coated products and optical components that selectively absorb, transmit or reflect light to meet the performance requirements of sophisticated systems. Our unique and proprietary deposition platforms and decades of know-how enable us to offer an array of advanced technologies and precision optics-from the UV to the far IR portion of the light spectrum to meet the specific requirements of our customers.
OSP’s optical filters and Engineered DiffusersTM are deployed in smartphones to enable 3D sensing applications including facial recognition biometric authentication. 3D sensing optical filters separate out ambient light from incoming data for more natural interactions between consumers and devices, allowing devices to be controlled by a person’s movements, gestures or features. Other potential applications for OSP’s optical filters include augmented/virtual reality, sensors deployed in autonomous vehicles and IoT. Engineered DiffusersTM optimize transmitted infrared laser light in a 3D sensing module while ensuring visual eye safety. The diffuser redirects the laser light to avoid direct eye contact, a critical safety feature for 3D sensing applications.
Competition
OSP’s competitors include providers of anti-counterfeiting features such as Giesecke & Devrient, De La Rue plc; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan, and Toray and optics companies such as Materion; and optical filter companies such as II-VI Inc. and AMS.
Offerings
Our OSP business provides innovative optical security and performance products which serve a variety of applications for customers in the anti-counterfeiting, consumer electronics, government, automotive, industrial, and other markets.
Anti-Counterfeiting: Our OVP® technology has become a standard used by many governments worldwide for currency protection. This technology provides a color-shifting effect that enables intuitive visual verification of banknotes. We also provide OVMP®, a technology that delivers depth and motion effects for authenticating banknotes.
For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for automotive, packaging, and other applications.
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
Industrial and Other Markets: We provide multicavity and linear variable optical filters on a variety of substrates for applications including, thermal imaging, and spectroscopy and pollution monitoring. We also develop and manufacture miniature near infrared spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceuticals and other markets.
Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or strengthen, our existing products.
On May 31, 2019, we completed the acquisition of 3Z, a provider of antenna alignment installation and monitoring solutions.
On October 30, 2018, we completed the acquisition of RPC. The acquisition of RPC expands our 3D Sensing offerings.

On March 15, 2018, we completed the acquisition of AW, which further strengthens our competitive position in 5G deployment and diversifies our product offerings into military, public safety and avionics test markets.
On August 9, 2017, we completed the acquisition of Trilithic, a provider of electronic test and measurement equipment for telecommunications service providers.
The acquisitions of 3Z, AW and Trilithic have been integrated into our NE business segment. The acquisition of RPC has been integrated into our OSP business segment. Refer to “Note 5. Acquisitions” for additional information related to our acquisitions.
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
Research and Development
During fiscal 2020 and 2019, we incurred R&D expenses of $193.6 million and $187.0 million, respectively. As of June 27, 2020, we had approximately 1,000 employees engaged in R&D.
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
Manufacturing
As of June 27, 2020, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
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
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of June 27, 2020, we owned approximately 793 U.S. patents and 1,478 foreign patents and have 913 patent applications pending throughout the world. The average age of the patents we hold is 11.6 years, which is slightly older than the midpoint of the average 20-year life of a patent.
Backlog
We consider our backlog balance to be an estimate of future revenue to be earned from contractually committed product and service arrangements. As of June 27, 2020 and June 29, 2019, our backlog was approximately $204.6 million and $244.1 million, respectively.
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Employees
We employed approximately 3,600 employees as of June 27, 2020, which included approximately 1,200 employees in manufacturing, 1,000 employees in research and development, 900 employees in sales and marketing, and 500 employees in general and administration. This compared to a workforce of approximately 3,600 as of June 29, 2019, and 3,500 as of June 30, 2018. None of our employees in the U.S. is represented by a labor union; however, in certain foreign subsidiaries, labor unions or workers’ councils represent some of our employees.
COVID-19
At VIAVI, the health, safety and wellbeing of our employees, customers, partners, suppliers, communities are of the utmost importance. We have suspended international business travel and are conducting meetings with customers and partners remotely. We have established an internal COVID-19 task force with management representation from human resources, legal, facilities and business units and are closely monitoring developments. We have updated our business continuity plans and our IT team continues to enhance remote work capabilities and cybersecurity tools. Our employees have access to a centralized resource portal for COVID-19 where they can find health and safety information and support tools. While we, along with the rest of the world continue to navigate the risks and uncertainties associated with the COVID-19 pandemic, we are committed to continuing to provide a safe and supportive work environment for our employees and are following all recommended protocols from state and local regulators and health authorities.
Environmental, Social and Governance
All of our stakeholders are essential to our business-stockholders, customers, suppliers, employees, communities as well as the environment and society. We are working to making our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (ESG) practices.  We detail our overall ESG strategy and our ESG progress on our ESG web page and in our annual Corporate Social Responsibility Report, which can both be found at www.viavisolutions.com/csr.
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

ITEM 1A. RISK FACTORS

The effects of the COVID-19 pandemic have significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the broader economies, financial markets and may affect the overall demand environment for our products and services.
In response to the COVID-19 pandemic, we have prioritized employee, customer and partner safety and have temporarily shut down, slowed or limited activity in certain locations, including limiting production in certain locations to essential business needs, all in conjunction with federal, state and local health and safety regulations and shelter-in-place orders. The majority of our global workforce is working from home, and we have canceled participation in trade shows and marketing events and restricted business travel, resulting in the limitation of normal sales and business development activity.
We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges as our customers have also closed their facilities and are operating under similar restrictions. Both NE and SE net revenue declined in the second half of fiscal 2020. NE revenue declined as the COVID-19 pandemic resulted in certain customer operation and logistic shutdowns that resulted in shipment or acceptance delays, which resulted in a demand slowdown in Field Instruments with orders pushed out into future periods, and SE revenue declined as customers were unable to provide on-site verification and acceptance due to facility closures and other restrictions.
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
Further, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries. On June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Deterioration of macro-economic conditions could further curtail or delay spending by our customers and decrease demand for our products as well as cause an increased risk of customer defaults or delays in payment. Current economic conditions have already led to a tightening of credit markets. We entered into a $300 million dollar secured credit facility to strengthen our liquidity position but have not drawn on this facility to date. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.
Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the ultimate direct or indirect impacts the COVID-19 pandemic may have on our business. However, any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.
We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussions of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

We have a history of net losses, and our future profitability is not assured.
We earned net income of $28.7 million and $5.4 million in fiscal 2020 and fiscal 2019, respectively. In fiscal 2018 we incurred a net loss of $48.6 million. Historically, we operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period was impacted by revenue, product mix and operational costs that varied significantly across our product portfolio and business segments.
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

•	our OSP operating margin may experience some downward pressure as a result of higher mix of 3D sensing products and increased operating expenses;

•	limited availability of components and resources for our products which leads to higher component prices;

•	increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins;

•	execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•	decreased revenue associated with terminated or divested product lines;

•	redundant costs related to periodic transitioning of manufacturing and other functions to lower-cost locations;

•	ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

•	continuing high levels of selling, general and administrative, (SG&A) expenses;

•	cyclical demand for our currency products;

•	changing market and economic conditions, including the impacts due to tariffs and the COVID-19 pandemic;

•
ability of our customers, partners, manufacturers and suppliers to purchase, market, sell, manufacture or supply our products and services, including as a result of disruptions arising from the COVID-19 pandemic;

•
financial stability of our customers, including the solvency of private sector customers, which may be impacted by the COVID-19 pandemic and statutory authority for government customers to purchase goods and services; and

•
factors beyond our control resulting from public health epidemics, pandemics and similar outbreaks as well as the fear of exposure to a widespread health epidemic, such as the COVID-19 pandemic, manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of a disease regionally and globally, and limitations on the ability of our employees and our suppliers’ and customers’ employees to work and travel.

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
Global macroeconomic and geopolitical risks, including those resulting from the COVID-19 pandemic which are beyond our control, could adversely impact customer business conditions that could decrease or delay capital spending among communications service providers, enterprise budgets and consumer demand. This could also result in increased price competition for our products, increase our risk of excess and obsolete inventories and higher overhead costs as a percentage of revenue.
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

•
We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain of our products. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control, including the COVID-19 pandemic. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results.

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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, including as a result of the COVID-19 pandemic, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Further, the COVID-19 pandemic resulted in global work-office shut down and Work-From-Home policies among network service providers, network equipment manufacturers and its related supply chain.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.
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
Natural Disasters and Catastrophic Events
In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility, which resulted in production stoppage due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. The geographic location of our Northern California headquarters and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues.
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
We have significant long-lived assets recorded on our balance sheet. We evaluate intangible assets and goodwill for impairment at least annually, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. We monitor factors or indicators, such as unfavorable variances from forecasted cash flows, established business plans or volatility inherent to external markets and industries that would require an impairment test. The test for impairment of intangible assets requires a comparison of the carrying value of the asset or asset group with their estimated undiscounted future cash flows. If the carrying value of the asset or asset group is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the asset or asset group exceeds its fair value. We have in the past and may in the future experience impairment charges to goodwill. The amount of any impairment charge could be significant and could have a material adverse impact on our financial condition and results of operations for the period in which the charge is taken. In addition, the economic disruptions caused by the COVID-19 pandemic could also adversely impact the impairment risks for certain long-lived assets, equity method investments and goodwill. Refer to Note 9 and Note 10 of the Notes to the Consolidated Financial Statements and “Critical Accounting Policies and Estimates” in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and long-lived assets.
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
We have a strategic alliance with SICPA, our principal customer for our anti-counterfeiting pigments that are used to, among other things, provide security features for banknotes. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®), for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including, among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.
Movement towards virtualized networks and software solutions may result in lower demand for our hardware products and increased competition.
The markets for our NE and SE segments are increasingly looking towards virtualized networks and software solutions. While we are devoting substantial resources to meet these needs, this trend may result in lower demand for our legacy hardware products. Additionally, barriers to entry are generally lower for software solutions, which may lead to increased competition for our products and services.
We face a number of risks related to our strategic transactions.
Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•
the impact of the recent COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of facilities to protect employees, including those of our customers, disruptions to global supply chains and our and our suppliers’ ability to deliver materials and products on a timely or cost-effective basis, shipment, acceptance or verification delays, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns;

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
The commercialization of certain of the products we design, manufacture and distribute through our OSP segment may be more costly due to required government approval and industry acceptance processes. Development of applications for our anti-counterfeiting and special effects pigments may require significant testing that could delay our sales. For example, certain uses in cosmetics may be regulated by the U.S. Food and Drug Administration, which has extensive and lengthy approval processes. Durability testing by the automobile industry of our special effects pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.
We face risks related to our international operations and revenue.
Our customers are located throughout the world. In addition, we have significant operations outside North America, including product development, manufacturing, sales and customer support operations.
Our international presence exposes us to certain risks, including the following:

•
fluctuations in exchange rates between the U.S. dollar and among the currencies of the countries in which we do business may adversely affect our operating results by negatively impacting our revenues or increasing our expenses;

•
our ability to comply with a wide variety of laws and regulations of the countries in which we do business, including, among other things, customs, import/export, anti-bribery, anti-competition, tax and data privacy laws, which may be subject to sudden and unexpected changes;

•	difficulties in establishing and enforcing our intellectual property rights;

•	tariffs and other trade barriers;

•	political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and product development facilities;

•	strained or worsening relations between the United States and China or other countries;

•	difficulties in staffing and management;

•	language and cultural barriers;

•	seasonal reductions in business activities in the countries where our international customers are located;

•	integration of foreign operations;

•	longer payment cycles;

•	difficulties in management of foreign distributors; and

•	potential adverse tax consequences.
The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. For example, while the Chinese government has lifted certain restrictions on movement of people and goods to limit the spread of COVID-19, it is continuing to take control measures and recently imposed certain restrictions to limit the spread of COVID-19 in Beijing. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business. Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs and will restrict our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries.
Net revenue from customers outside the Americas accounted for 63.5%, 62.3% and 52.4% of our total net revenue, for fiscal 2020, 2019 and 2018, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.
Economic conditions and regulatory changes that may result from the United Kingdom’s pending exit from the European Union could adversely affect our business, financial condition and results of operations.
In June 2016, the United Kingdom (the U.K.) held a referendum in which voters narrowly approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The withdrawal of the U.K. from the E.U. in January 2020 and the current transition period may also contribute to further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.
The withdrawal and transition period could significantly disrupt the free movement of goods, services, and people between the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations, as well as our operations in these locations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.
While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications.

US Government trade actions could have an adverse impact on our business, financial position, and results of operation.

The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation that the Trump Administration has found to be unreasonable and burdensome to US commerce.  To date, the President has used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3, alone valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019.  Moreover, in August 2019, the President announced a 15% tariff on a fourth list of goods valued at nearly $300 billion. Pursuant to a US-China trade deal signed in January 2020, the List 3 rate remains at 25% and the List 4 rate decreased to 7.5% on February 14, 2020. These tariffs, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.
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
The COVID-19 pandemic may adversely affect our systems, and the health of members of our internal IT team who monitor and address the cyber threats and attacks against VIAVI. In particular, the internet is currently experiencing an increase in cyber threats during the COVID-19 pandemic in the form of phishing emails, malware attachments and malicious websites which seemingly offer information regarding COVID-19. We have employed efforts to mitigate any potential impact that could result from increased cyber threats and the loss of members of our internal IT team and by providing our employees with enhanced awareness materials and training, updating our business continuity plans, and cross training staff.
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may subject us to substantial negative financial consequences and civil or criminal penalties.
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issues rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying these laws and regulations can be costly and can impede the development and offering of new products and services.
For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California recently enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Further, other states are considering expanding or passing privacy laws in the near term.
Our failure to comply with applicable laws and regulations or other obligations to which we may be subject relating to personal data, or to protect personal data from unauthorized access, use, or other processing, could result in enforcement actions and regulatory investigations against us, claims for damages by customers and other affected individuals, fines, damage to our reputation, and loss of goodwill, any of which could have a material adverse effect on our operations, financial performance, and business.
Failure to maintain effective internal controls may adversely affect our stock price.
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We are required to annually evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. A material weakness in our internal controls has been identified in the past, and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.
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
We issued $460.0 million of indebtedness in March 2017 in the form of 1.00% Senior Convertible Notes due 2024 (the 2024 Notes). In May 2018, we issued $225.0 million of indebtedness in the form of 1.75% Senior Convertible Notes due 2023 (the 2023 Notes, and, together with the 2024 Notes, the Notes). The issuance of the Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Lawsuits and allegations of patent infringement and violation of other intellectual property rights occur in our industry on a regular basis. We have received in the past, and anticipate that we will receive in the future, notices from third parties claiming that our products infringe their proprietary rights. Over the past several years there has been a marked increase in the number and potential severity of third-party patent infringement claims, primarily from two distinct sources. First, large technology companies, including some of our customers and competitors, are seeking to monetize their patent portfolios and have developed large internal organizations that have approached us with demands to enter into license agreements. Second, patent-holding companies, entities that do not make or sell products (often referred to as “patent trolls”), have claimed that our products infringe upon their proprietary rights. We will continue to respond to these claims in the course of our business operations. In the past, the resolution of these disputes has not had a material adverse impact on our business or financial condition; however, this may not be the case in the future. Further, the litigation or settlement of these matters, regardless of the merit of the claims, could result in significant expense to us and divert the efforts of our technical and management personnel, whether or not we are successful. If we are unsuccessful, we could be required to expend significant resources to develop non-infringing technology or to obtain licenses to the technology that is the subject of the litigation. We may not be successful in such development, or such licenses may not be available on terms acceptable to us, if at all. Without such a license, we could be enjoined from future sales of the infringing product or products, which could adversely affect our revenues and operating results.
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
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For fiscal years 2019, 2018 and 2017, our research and development expenses were $187.0 million, or approximately 17.0% of our revenue, $133.3 million, or approximately 16.5% of our revenue, and $136.3 million, or approximately 15.2% of our revenue, respectively. We expect to continue to invest heavily in research and development in order to expand the capabilities of 3D sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in research and development including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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
As of June 27, 2020, we had U.S. federal and state net operating losses, or NOLs, of $4,752.2 million and $575.8 million, respectively, and U.S. federal and state tax credit carryforwards of $105.8 million and $52.6 million respectively, which may be utilized against future income taxes. Utilization of these NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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
The geographic location of our Northern California headquarters and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. Moreover, in October 2019, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or a material disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
We own and lease various properties in the United States and in 25 other countries around the world. We use the properties for executive and administrative offices, data centers, product development offices, customer service offices, and manufacturing facilities. Our corporate headquarters of approximately 37,000 square feet is located at 6001 America Center Drive, San Jose, California 95002. As of June 27, 2020, we have 1.5 million square feet of leased or owned property, of which approximately 316,000 square feet is owned. Larger leased sites include properties located in China, France, Germany, United Kingdom and the United States. We believe our existing properties, including both owned and leased sites, are in good condition and suitable for the conduct of our business.
While we believe our existing facilities are adequate to meet our immediate needs, it may become necessary to lease, acquire, or sell additional or alternative space to accommodate future business needs.
ITEM 3.    LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in “Note 18, Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of Part II of this Report is incorporated herein by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
None.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). The closing price on July 25, 2020 was $13.34.
As of July 25, 2020, we had 2,906 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During fiscal 2020, we repurchased and retired shares of our common stock pursuant to the stock repurchase program authorized by the Board of Directors. Refer to “Note 15. Stockholders' Equity” of Item 8 for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2015 and ending June 2020 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. The table below includes our stock performance prior to the separation of the Lumentum business as traded on the Nasdaq Global Select Market under the symbol “JDSU.” Historical stock price performance is not necessarily indicative of future stock price performance. For the purpose of this graph, the distribution of approximately 80.1% of the outstanding common stock of Lumentum to our stockholders, pursuant to which Lumentum became an independent company, is treated as a non-taxable cash dividend of $21.15 for every five shares of our common stock held, an amount equal to the closing price of Lumentum common stock on August 4, 2015 which was deemed reinvested in our common stock at the closing price on August 4, 2015.
*$100 invested on 6/30/15 in stock or index.

	6/2015	6/2016	6/2017	6/2018	6/2019	6/2020
VIAVI	$100.00	$96.07	$152.57	$148.37	$192.57	$181.12
S&P 500	$100.00	$101.73	$117.46	$131.76	$142.59	$145.85
Nasdaq Composite	$100.00	$97.11	$123.13	$150.60	$160.55	$195.66
Nasdaq Telecommunications	$100.00	$98.99	$112.65	$133.23	$156.83	$159.55

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

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
	(1) (2) (3)	(4) (9)	(5) (6)	(5) (7) (9)	(7) (8) (9)
Consolidated Statements of Operations Data:
Net revenue	$1,136.3	$1,130.3	$875.7	$805.0	$906.3
Income (loss) from continuing operations, net of tax	28.7	7.8	(48.6)	158.6	(50.4)
Income (loss) from discontinued operations, net of tax	—	(2.4)	—	1.6	(48.8)
Net income (loss)	$28.7	$5.4	$(48.6)	$160.2	$(99.2)

Net income (loss) per share from - basic:
Continuing operations	$0.13	$0.03	$(0.21)	$0.69	$(0.22)
Discontinued operations	—	(0.01)	—	0.01	(0.20)
Net income (loss)	$0.13	$0.02	$(0.21)	$0.70	$(0.42)

Net income (loss) per share from - diluted:
Continuing operations	$0.12	$0.03	$(0.21)	$0.68	$(0.22)
Discontinued operations	—	(0.01)	—	—	(0.20)
Net income (loss)	$0.12	$0.02	$(0.21)	$0.68	$(0.42)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018	July 1, 2017	July 2, 2016
	(1) (2) (3)	(4)	(5) (6)	(5) (7)	(7) (8)
Consolidated Balance Sheets Data:
Cash and cash equivalents, short-term investments, and short-term restricted cash	$544.0	$526.5	$788.0	$1,447.8	$979.8
Working capital	680.8	632.8	877.3	1,456.6	985.3
Total assets	1,776.3	1,815.1	2,026.8	2,113.1	1,678.1
Long-term obligations	832.1	805.3	738.7	1,095.8	762.4
Total stockholders’ equity	711.4	725.8	734.9	803.5	689.3

(1)
During the third quarter of fiscal 2020, the Company recorded a tax provision of $31.6 million for withholding taxes related to the planned repatriation of cash from a foreign subsidiary to US, of which $19.4 million was paid in fiscal 2020.

(2)	During fiscal 2020, the Company recorded a gain on change in fair value of RPC related earn-out liability of $29.5 million. Refer to “Note 8. Fair Value Measurements” for more information.

(3)	Reflects the impact of the adoption of the new lease accounting standard (ASC 842) in fiscal year 2020.

(4)
During the second quarter of fiscal 2019 we acquired RPC. During the fourth quarter of fiscal 2019 we acquired 3Z Telecom, Inc. Both transactions were accounted for as business combinations. The Consolidated Statement of Operations for fiscal 2019 includes the results of the acquired businesses subsequent to the respective acquisition dates. The Consolidated Balance Sheet as of June 29, 2019 includes the acquired businesses’ financial position. Refer to “Note 5. Acquisitions” for more information.

(5)	Fiscal 2018 and 2017 have been adjusted for our retrospective adoption of the new revenue recognition accounting standard (ASC 606).

(6)
During the first quarter of fiscal 2018 we acquired Trilithic Inc. During the third quarter of fiscal 2018 we acquired the AvComm and Wireless businesses of Cobham plc. Both transactions were accounted for as business combinations. The Consolidated Statement of Operations for fiscal 2018 and fiscal 2019 includes the results of the acquired businesses subsequent to the respective acquisition dates. The Consolidated Balance Sheet as of June 30, 2018 includes the acquired businesses’ financial position. Refer to “Note 5. Acquisitions” for more information.

(7)
During fiscal years ended 2017 and 2016, we recorded $203.0 million and $71.5 million, respectively, gross realized gains on the sale of Lumentum common stock that was retained as part of the Separation.

(8)	During the fourth quarter of fiscal 2016, we recorded a $91.4 million goodwill impairment charge related to the SE reporting unit in the Consolidated Statements of Operations.

(9)
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
Our Industries and Developments
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring and assurance solutions for communications service providers, enterprises, network equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in light management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, government, automotive and defense applications.
To serve our markets, during fiscal 2020 we operated the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
Network Enablement
NE provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. They also support more profitable, higher-performing networks and facilitate time-to-revenue.
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network-equipment manufacturers (NEMs), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Other Test & Measurement communications products also serve the public safety, government, and aerospace and defense markets.
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Inc., CenturyLink, Inc., Cisco Systems, Inc., Nokia Solutions and Networks and Verizon Communications Inc.
Our NE products and associated services including acquired business are described below:
Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Avionics products; (c) Fiber Instrument products; (d) Metro products; (e) RF Test products; and (f) Radio Test products.
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; and (d) Wireless products.

Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions, which primarily consist of instruments, microprobes and software, monitor, collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization.
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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security tools.
Assurance: Primarily consisting of our (a) Growth Products (Location Intelligence and Nitro Mobile products) and (b) Mature Products (Legacy Assurance and Legacy Wireline).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, automotive, industrial and other markets.
Our anti-counterfeiting offerings for the currency market include OVP® and OVMP®. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. We also provide OVMP®, a technology that delivers depth and motion effects for authenticating banknotes. Our anti-counterfeiting technologies are deployed on the banknotes of more than 100 countries today.
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
OSP serves customers such as SICPA Holding SA Company (SICPA), STMicroelectronics Holding N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
COVID-19 Pandemic Update
The COVID-19 pandemic has confirmed cases in the U.S. and most of the countries and territories we operate in worldwide. The pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, temporary business closures among others. The COVID-19 pandemic and these aforementioned measures, have had and continue to have, a substantial macroeconomic impact on businesses and economies worldwide. These conditions may continue and result in an adverse impact to our operations.
Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of all those we serve, - our employees, customers, suppliers, and communities, including implementing early and regular updates to our health and safety policies and procedures. We have shut down, slowed, or modified business operations and activities in certain geographies, including in some instances, limiting production to essential business services, all in conjunction with federal, state, and local health and safety regulations and shelter-in-place directives. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices, by limiting the gathering size of employee groups in indoor spaces per social distancing guidelines, and requiring those employees to wear masks and to undergo screenings prior to entering our offices.

The COVID-19 pandemic has not had a substantial net impact on our liquidity position in the second half of the fiscal year. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong credit ratings. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.
We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges as many of our customers have also closed their facilities and are operating under similar restrictions. Both NE and SE net revenue declined in the second half of fiscal 2020. NE revenue declined as the COVID-19 pandemic resulted in certain customer operation and logistic shutdowns that resulted in shipment or acceptance delays, which resulted in a demand slowdown in Field Instruments with orders pushed out into future periods, and SE revenue declined as customers were unable to provide on-site verification and acceptance due to facility closures and other restrictions.
We have a global supply chain footprint with our primary manufacturing partners located in China, France, Germany, United Kingdom and the United States. Supply chain challenges resulting from the COVID-19 pandemic such as diminished manufacturing capacity and materials shortages resulted in extended lead-times to our customers, increased logistics costs, and impacted the volume of product we were able to deliver, which negatively impacted our ability to fully recognize the associated revenue in the second half of 2020.
While COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers.
We have also experienced shipping and logistics challenges with respect to our NE Field Instruments products as many of our customers closed facilities and are continuing to operate under similar restrictions, and have delayed purchase decisions or placed orders on hold due to shipment or acceptance delays. In addition, many of our customers have been unable provide on-site verification and acceptance of our SE products due to facility closures and other restrictions.
Capital markets and worldwide economies have also been significantly impacted by the COVID-19 pandemic, and on June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Deterioration of macro-economic conditions could have a material adverse impact on our longer-term business as customers curtail and reduce overall spending. As the pandemic spread across the globe, there has been a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position but have not drawn on this facility to date. Under a prolonged global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all.
Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the effect of certain recent accounting pronouncements on our consolidated financial statements.
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. We believe the following critical accounting policies are affected by significant estimates, assumptions and judgments used in the preparation of our consolidated financial statements:

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

2.
Identify the performance obligations in the contract: We assess whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) our promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. Our performance obligations consist of a variety of products and services offerings, which include networking equipment; proprietary pigment; optical filters; proprietary software licenses; and support and maintenance, which includes hardware support that extends beyond our standard warranties, software maintenance, installation, professional and implementation services, and training.

Identifying and evaluating whether products and services are considered distinct performance obligations may require significant judgment particularly in NSE due to the underlying nature of the product and service offerings. We may enter into contracts that involve a significant level of integration and interdependency between a software license and installation services. Judgment may be required to determine whether the software license is considered distinct in the context of the contract and accounted for separately, or not distinct in the context of the contract and accounted for together with the installation service.

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

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by us, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative standalone selling price (SSP). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.

5.
Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if we have evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements, which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customers receive and/or consume the benefits.

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
Application of the goodwill impairment test requires judgments, including: identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators, and determining the fair value of each reporting unit. We generally estimate the fair value of a reporting unit using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Our significant estimates in the income approach include our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.

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
In the fourth quarter of fiscal 2020, we performed the goodwill impairment test in accordance with the authoritative guidance for NE, SE and OSP reporting units, and determined no indicator of impairment. Refer to “Note 9. Goodwill” for more information.
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
The authoritative guidance on accounting for uncertainty in income taxes prescribes the recognition threshold and measurement attributes for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Additionally, it provides guidance on recognition, classification and disclosure of tax positions. We are subject to income tax audits by the respective tax authorities in all of the jurisdictions in which we operate. The determination of tax liabilities in each of these jurisdictions requires the interpretation and application of complex and sometimes uncertain tax laws and regulations. We recognize liabilities based on our estimate of whether, and the extent to which, additional tax liabilities are more likely than not. If we ultimately determine that the payment of such a liability is not necessary, then we reverse the liability and recognize a tax benefit during the period in which the determination is made that the liability is no longer necessary.
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
Contingent liabilities include contingent consideration in connection with our acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and is remeasured each reporting period with subsequent adjustments recognized in the Selling, general and administrative expense of our Consolidated Statements of Operations. Contingent consideration is valued using significant inputs that are not observable in the market pursuant to fair value measurement accounting. While we believe the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.
Adoption of Lease Accounting Standard
Refer to “Note 2. Recently Issued Accounting Pronouncements” regarding the impact to our financial statements of the adoption of the accounting standard leases (ASC 842 - Lease) on June 30, 2019.
In the first quarter of fiscal 2020 the Company adopted this standard lease using the modified retrospective approach. Adoption of the leasing standard resulted in $35.5 million of Right-of-Use (ROU) assets and $37.0 million of lease liabilities on June 30,

2019. In addition, the Company recorded an adjustment to accumulated deficit, net of taxes, of $3.0 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of $7.1 million and financing obligations of $10.1 million. The adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. For additional information refer to “Note 12. Leases.”
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Segment net revenue:
Network Enablement	65.7%	65.3%	61.6%
Service Enablement	9.0	9.1	13.5
Optical Security and Performance	25.3	25.6	24.9
Net revenue	100.0	100.0	100.0
Cost of revenues	38.6	39.4	41.2
Amortization of acquired technologies	2.9	3.0	3.0
Gross profit	58.5	57.6	55.8
Operating expenses:
Research and development	17.0	16.5	15.2
Selling, general and administrative	27.7	30.4	37.1
Amortization of other intangibles	3.1	3.4	2.4
Restructuring and related charges	0.3	1.4	0.9
Total operating expenses	48.1	51.7	55.6
Income from operations	10.4	5.9	0.2
Interest income and other income, net	0.8	0.6	1.1
Gain on sale of investments	—	—	—
Interest expense	(2.9)	(3.0)	(5.3)
Income (loss) from continuing operations before income taxes	8.3	3.5	(4.0)
Provision for income taxes	5.8	2.8	1.5
Income (loss) from continuing operations, net of taxes	2.5	0.7	(5.5)
(Loss) income from discontinued operations, net of taxes	—	(0.2)	—
Net income (loss)	2.5%	0.5%	(5.5)%

Financial Data for Fiscal 2020, 2019 and 2018
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2020	2019	Change	Percent Change	2019	2018	Change	Percent Change
Segment net revenue:
NE	$746.7	$737.8	$8.9	1.2%	$737.8	$539.1	$198.7	36.9%
SE	102.7	103.4	(0.7)	(0.7)%	103.4	118.5	(15.1)	(12.7)%
OSP	286.9	289.1	(2.2)	(0.8)%	289.1	218.1	71.0	32.6%
Net revenue	$1,136.3	$1,130.3	$6.0	0.5%	$1,130.3	$875.7	$254.6	29.1%

Amortization of acquired technologies	$32.7	$34.4	$(1.7)	(4.9)%	$34.4	$26.7	$7.7	28.8%
Percentage of net revenue	2.9%	3.0%			3.0%	3.0%

Gross profit	$665.3	$651.4	$13.9	2.1%	$651.4	$488.4	$163.0	33.4%
Gross margin	58.5%	57.6%			57.6%	55.8%

Amortization of intangibles	$35.1	$38.1	$(3.0)	(7.9)%	$38.1	$21.0	$17.1	81.4%
Percentage of net revenue	3.1%	3.4%			3.4%	2.4%

Research and development	$193.6	$187.0	$6.6	3.5%	$187.0	$133.3	$53.7	40.3%
Percentage of net revenue	17.0%	16.5%			16.5%	15.2%

Selling, general and administrative	$315.0	$343.5	$(28.5)	(8.3)%	$343.5	$323.9	$19.6	6.1%
Percentage of net revenue	27.7%	30.4%			30.4%	37.1%

Restructuring and related charges	$3.5	$15.4	$(11.9)	(77.3)%	$15.4	$8.3	$7.1	85.5%
Percentage of net revenue	0.3%	1.4%			1.4%	0.9%

Interest and other income, net	9.6	6.2	$3.4	54.8%	6.2	9.7	$(3.5)	(36.1)%
Percentage of net revenue	0.8%	0.5%			0.5%	1.1%

Interest expense	$(33.7)	$(34.3)	$0.6	(1.7)%	$(34.3)	$(47.3)	$13.0	(27.5)%
Percentage of net revenue	(2.9)%	(3.0)%			(3.0)%	(5.4)%

Provision for income taxes	$65.3	$31.5	$33.8	107.3%	$31.5	$12.9	$18.6	144.2%
Percentage of net revenue	5.8%	2.8%			2.8%	1.5%

(Loss) income from discontinued operations, net of taxes	$—	$(2.4)	$2.4	(100.0)%	$(2.4)	$—	$(2.4)	—%
Percentage of net revenue	—%	(0.2)%			(0.2)%	—%
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

Fiscal 2020 and 2019
If currency exchange rates had been constant in fiscal 2020 and 2019, our consolidated net revenue in “constant dollars” would have increased by approximately $8.4 million, or 0.7% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2020 and 2019, our consolidated operating expenses in “constant dollars” would have increased by approximately $6.2 million, or 0.5% of net revenue.
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
Fiscal 2020 and 2019
Net revenue increased by $6.0 million, or 0.5%, during fiscal 2020 compared to fiscal 2019. This increase was driven by a slight growth in NE revenue, partially offset by a small decrease in our OSP and SE segments.
Product revenues remained relatively flat by $1.0 million, or 0.1%, during fiscal 2020 compared to fiscal 2019. During the period we realized strength from our NE segment, which was largely offset by declines in our SE and OSP segments as further discussed below.
Service revenues increased $5.0 million, or 4.0%, during fiscal 2020 compared to fiscal 2019. This increase was primarily due to increased support revenue from our NE and SE segments, primarily driven by increased support revenues from our Wireless and Mature Assurance products.
NE net revenue increased by $8.9 million, or 1.2%, during fiscal 2020 compared to fiscal 2019. This increase was primarily driven by 5G wireless secular growth trends, higher fiber demand from Field Instruments due to the 400Gb upgrade cycle. The increase in revenue was partially offset by the effect of COVID-19.
SE net revenue decreased by $0.7 million, or 0.7%, during fiscal 2020 compared to fiscal 2019. This was primarily driven by the continued run-off in our Mature Assurance portfolio solutions.
OSP net revenue decreased by $2.2 million, or 0.8%, during fiscal 2020 compared to fiscal 2019. This decrease was primarily driven by decrease in demand for our Anti-Counterfeiting products which benefited from higher banknote redesign demand in fiscal 2019, This decrease was partially offset by continued 3D Sensing products demand driven by further adoption and the broadening of our customer base.
Fiscal 2019 and 2018
Net revenue increased by $254.6 million, or 29.1%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to increases from our NE and OSP segments, partially offset by a revenue decrease from our SE segment.
Product revenues increased by $231.7 million, or 30.0%, during fiscal 2019 compared to fiscal 2018. This increase was primarily from our NE and OSP segment as discussed below.

Service revenues increased $22.9 million, or 22.2%, during fiscal 2019 compared to fiscal 2018. This increase was primarily due to increased support revenue from the NE segment primarily driven by revenues from the AW business acquired in the third quarter of fiscal 2018, partially offset by a decline in support contract renewals from the SE segment as discussed below.
NE net revenue increased by $198.7 million or 36.9%, during fiscal 2019 compared to fiscal 2018. This increase was primarily driven by revenue from the AW business acquired in the third quarter of fiscal 2018, the 5G wireless secular growth trend and organic growth in our Fiber business across Lab and Field Instruments. This increase was partially offset by revenue declines primarily in Cable products from peak levels a year ago driven by the DOCSIS 3.1 upgrade cycle.
SE net revenue decreased by $15.1 million, or 12.7%, during fiscal 2019 compared to fiscal 2018. This decrease was primarily driven by a decline in our Data Center customer demand and from the expected run-off in our Mature Assurance products due to a decline in support renewal contracts. This decrease was partially offset by an increase in our Growth Assurance product portfolio.
OSP net revenue increased by $71.0 million, or 32.6%, during fiscal 2019 compared to fiscal 2018. This increase was primarily driven by increase in demand from out Anti-Counterfeiting products due to bank note redesign and higher revenue from out Consumer and Industrial products, due to higher demand for our 3D Sensing optical filters and newly acquired Engineered DiffusersTM products as technology adoption of facial recognition applications for smartphones increased.
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
Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) the impact of ongoing global trade policies, political tensions between the U.S. and China, tariffs and sanctions; and (f) regulatory or economic developments that slow or change the rate of adoption of 5G, 3D Sensing and other emerging secular technologies and platforms.

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and Europe Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	June 27, 2020		June 29, 2019		June 30, 2018
Americas:
United States	$341.6	30.1%	$342.1	30.3%	$335.5	38.3%
Other Americas	73.2	6.4%	84.2	7.4%	81.0	9.3%
Total Americas	$414.8	36.5%	$426.3	37.7%	$416.5	47.6%

Asia-Pacific:
Greater China	$245.7	21.6%	$216.6	19.1%	$128.6	14.7%
Other Asia-Pacific	122.5	10.8%	155.6	13.8%	85.2	9.7%
Total Asia-Pacific	$368.2	32.4%	$372.2	32.9%	$213.8	24.4%

EMEA:
Switzerland	$64.6	5.7%	$97.0	8.6%	$75.3	8.6%
Other EMEA	288.7	25.4%	234.8	20.8%	170.1	19.4%
Total EMEA	$353.3	31.1%	$331.8	29.4%	$245.4	28.0%

Total net revenue	$1,136.3	100.0%	$1,130.3	100.0%	$875.7	100.0%
Net revenue from customers outside the Americas for the fiscal years ended 2020, 2019 and 2018 represented 63.5%, 62.3% and 52.4% of net revenue, respectively. We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2020 increased by 0.9% to 58.5% from 57.6% in fiscal 2019. This increase was primarily driven by higher revenue volume in our NE segment and better manufacturing absorption in our NE and OSP segments. The increase was partially offset by gross margin reduction in our SE segment, further discussed in the sections below.
Gross margin in fiscal 2019 increased 1.8% to 57.6% from 55.8% in fiscal 2018. This increase was primarily driven by higher revenue volume and a favorable product mix within our NE segment and a decrease in acquisition related costs incurred from our past acquisitions. This increase was partially offset by gross margin reduction in our SE segment and increase in amortization of acquired developed technology from recent acquisitions, further discussed in the sections below.
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
Research and Development
R&D expense increased by $6.6 million, or 3.5%, during fiscal 2020 compared to fiscal 2019. This increase was primarily driven by targeted investments to support increased demand for our key products lines and additional R&D costs incurred from our acquired businesses. As a percentage of revenue net revenue R&D increased by 0.5% during fiscal 2020 compared to fiscal 2019.
R&D expense increased by $53.7 million, or 40.3%, during fiscal 2019 compared to fiscal 2018. This increase was driven by full period R&D expense from acquisitions in the past; in particular, the AW business and targeted investments to support the demand of our Wireless and Fiber products. As a percentage of net revenue R&D increased by 1.3% during fiscal 2019 compared to fiscal 2018.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $28.5 million, or 8.3%, in fiscal 2020 compared to fiscal 2019. This decrease was primarily due to a decrease in the fair value of the earn-out liability of $29.5 million related to the RPC Photonics, Inc. (RPC) acquisition, driven by the lower-than-expected rate of adoption by Android customers further compounded by the macroeconomic impact of COVID-19 and the reduction in net expenses driven by our recent restructuring activities and on-going cost reduction efforts. Offset by costs incurred for intellectual property protection and prosecution during the period. As a percentage of net revenue, SG&A decreased 8.3% in fiscal 2020.
SG&A expense increased by $19.6 million, or 6.1%, in fiscal 2019 compared to fiscal 2018. This increase was primarily due to incremental SG&A expense from the AW business acquired in fiscal 2018 and on-going investment in upgrading our ERP and related systems, partially offset by the decrease of acquisition related costs from high levels a year ago, a decrease in the fair value of our RPC earn-out liability of $5.9 million, the reduction in net expenses driven by our recent restructuring activities and on-going cost reduction efforts. As a percentage of net revenue, SG&A decreased 6.7% in fiscal 2019.
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
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2020 decreased $4.7 million, or 6.4%, to $67.8 million from $72.5 million in fiscal 2019. This decrease is primarily due to the impact from intangible assets becoming fully amortized in fiscal 2020.
Amortization of acquired technologies and intangibles for fiscal 2019 increased $24.8 million, or 52.0%, to $72.5 million from $47.7 million in fiscal 2018. This increase is primarily due to the acquisition of RPC in October 2018, and a full period of amortization from the acquisition of AW, acquired in the third quarter of fiscal 2018, which contributed a $34.7 million incremental charge; partially offset by the impact of intangible assets becoming fully amortized in 2018 and 2019.
Acquired In-Process Research and Development
In accordance with authoritative guidance, we recognize acquired in-process and development (IPR&D) at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated research and development efforts. We periodically review the stage of completion and likelihood of success of each IPR&D project. The nature of the efforts required to develop IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.
In connection with the AW acquisition, we recorded IPR&D assets of $9.0 million at their fair value and account for them as indefinite-lived intangible assets that shall last until the completion or abandonment of the associated research and development projects. During the third quarter of fiscal 2019, the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years. See “Note 10. Acquired Developed Technology and Other Intangibles” of the notes to our Consolidated Financial Statements for more detail.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. We estimate annualized gross cost savings of approximately $36.2 million excluding any one-time charges as a result of the recent restructuring activities. Refer to “Note 13. Restructuring and Related Charges” for more information.
As of June 27, 2020, our total restructuring accrual was $6.5 million.
During fiscal 2020, we recorded $3.5 million in restructuring and related charges. These charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the fourth quarter of fiscal 2020, we updated our NSE, including AW Restructuring plan to include additional headcount to further drive operational improvement consistent with the original plan. As a result, a net restructuring charge of $3.5 million, for approximately 60 employees primarily in R&D and SG&A functions located in North America, Europe and Asia was recorded in the year ended June 27, 2020. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2021.

During fiscal 2019, we recorded $15.4 million in restructuring and related charges. The charges are a combination of new and previously announced restructuring plans and are primarily the result of the following:

i.
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within our Network Service and Enablement (NSE) business, including actions related to the recently acquired AW business (NSE, including AW Restructuring plan). These actions further drive our strategy for organizational alignment and consolidation as part of our continued commitment to a more cost effective and agile organization and to improve overall profitability of the NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. During the third quarter of fiscal 2019, we updated the plan to include additional headcount primarily to transfer a portion of the manufacturing operations related to the recently acquired AW business to a contract manufacturer. As a result, a total restructuring charge of $16.1 million, for approximately 240 employees primarily in manufacturing, R&D and SG&A functions located in North America, Latin America, Europe and Asia was recorded in the year ended June 29, 2019. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2020.

Interest Income and Other Income, Net
Interest income and other income, net was $9.6 million in fiscal 2020 as compared to $6.2 million in fiscal 2019. This $3.4 million increase was primarily driven by a $5.1 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during fiscal 2020, offset by a decrease of $1.0 million in interest income due to lower yields on money market funds and deposits during fiscal 2020.
Interest income and other income, net was $6.2 million in fiscal 2019 as compared to $9.7 million in fiscal 2018. This $3.5 million decrease was primarily driven by a decrease in interest income in the amount of $7.9 million during fiscal 2019 due to a decrease in the investment balance in the US and a much lower yield on money market funds in China, offset by a loss on repurchase of our 2033 Notes in the amount of $5.0 million during fiscal 2018 with no such loss recorded in fiscal 2019.
Interest Expense
Interest expense decreased by $0.6 million, or 1.7%, during fiscal 2020 compared to fiscal 2019. This was primarily due to a decrease in debt discount accretion from the 2033 Notes as the notes were fully redeemed or converted in the second quarter of fiscal 2019.
Interest expense decreased by $13.0 million, or 27.5%, during fiscal 2019 compared to fiscal 2018. This was primarily due to a decrease in debt discount accretion from the 2033 Notes as the notes were fully redeemed or converted in the second quarter of fiscal 2019, offset by the accretion of debt discount from the issuance of the 2023 Notes in the fourth quarter of fiscal 2018.
Provision for Income Tax
Fiscal 2020 Tax Expense
We recorded an income tax expense of $65.3 million for fiscal 2020. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2020 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and to a $32.5 million charge for withholding taxes expected to be paid on the repatriation of $324.0 million of foreign earnings that we do not consider to be permanently reinvested. During the third quarter of fiscal 2020, which included changing our intent with regard to the indefinite reinvestment of such foreign earnings, we initially accrued $31.6 million for withholding taxes expected to be paid on the repatriation of $316.4 million of accumulated foreign earnings that we no longer considers to be permanently reinvested as of the third quarter. During the Fiscal year 2020, we paid $19.5 million withholding income tax on the repatriation of foreign earnings. In light of the economic uncertainty caused by COVID-19, we reevaluated our historic assertion on foreign earnings and no longer consider a majority of these earnings to be permanently reinvested. The repatriation of these earnings increases available cash in the U.S. and provides greater U.S. financial flexibility to assist us in navigating the expected downturn in the economy. The foreign earnings are being repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense.
On March 27, 2020, the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. Tax provisions of the

Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The provisions of the legislation did not have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2020, the valuation allowance for deferred tax assets increased by $0.2 million primarily related to the business acquired during the year.
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
On December 22, 2017, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws were accounted for by us in accordance with the authoritative guidance and the effects were recorded as a component of the provision for income taxes from continuing operations. The law has significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (AMT) for corporations and provided that the existing AMT credit carryforwards would be refunded in 2022 if not utilized. As a result, we recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. As a result, our deferred tax liability associated with indefinite-lived intangible assets was offset against these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of the valuation allowance.
The Act imposed a deemed repatriation of our foreign subsidiaries’ post-1986 earnings and profits (E&P) which had previously been deferred from U.S. income tax. The deemed repatriation was reported in our fiscal 2018 U.S. Tax return. We completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries during the quarter ended December 29, 2018. The change in estimate did not materially impact our financial statements.
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
Operating Segment Information (in millions):

	2020	2019	Change	Percentage Change	2019	2018	Change	Percentage Change
NE
Net revenue	$746.7	$737.8	$8.9	1.2%	$737.8	$539.1	$198.7	36.9%
Gross profit	482.4	473.3	9.1	1.9%	473.3	334.3	139.0	41.6%
Gross margin	64.6%	64.2%			64.2%	62.0%

SE
Net revenue	$102.7	$103.4	$(0.7)	(0.7)%	$103.4	$118.5	$(15.1)	(12.7)%
Gross profit	68.8	71.0	(2.2)	(3.1)%	71.0	82.6	(11.6)	(14.0)%
Gross margin	67.0%	68.7%			68.7%	69.7%

NSE
Net revenue	$849.4	$841.2	$8.2	1.0%	$841.2	$657.6	$183.6	27.9%
Operating income	108.8	99.6	9.2	9.2%	99.6	43.6	56.0	128.4%
Operating margin	12.8%	11.8%			11.8%	6.6%

OSP
Net revenue	$286.9	$289.1	$(2.2)	(0.8)%	$289.1	$218.1	$71.0	32.6%
Gross profit	153.0	145.8	7.2	4.9%	145.8	115.2	30.6	26.6%
Gross margin	53.3%	50.4%			50.4%	52.8%
Operating income	102.1	98.0	4.1	4.2%	98.0	78.2	19.8	25.3%
Operating margin	35.6%	33.9%			33.9%	35.9%
Network Enablement
NE gross margin increased 0.4% during fiscal 2020 to 64.6% from 64.2% in fiscal 2019. This increase was primarily due to higher revenue volume and gross margin improvement from favorable product mix in our Lab Instrument products.
NE gross margin increased 2.2% during fiscal 2019 to 64.2% from 62.0% in fiscal 2018. This increase was primarily due to higher revenue volume and gross margin improvement from a favorable product mix in our Field Instrument and Lab Instrument products driven by both organic revenue growth from our fiber and acquired AW business product offerings.
Service Enablement
SE gross margin decreased 1.7% during fiscal 2020 to 67.0% from 68.7% in fiscal 2019. This decrease was primarily due to lower revenue and unfavorable product mix from the continued run-off of higher margin Mature Assurance solutions.
SE gross margin decreased 1.0% during fiscal 2019 to 68.7% from 69.7% in fiscal 2018. This decrease was primarily due to lower revenue and an unfavorable product mix from the continued run-off of higher margin Mature Assurance solutions and declines in revenue from Data Center products.
Network and Service Enablement
NSE operating margin increased 1.0% during fiscal 2020 to 12.8% from 11.8% in fiscal 2019. The increase in operating margin was primarily driven by continuing efficient cost management including restructuring, cost synergies realized from our acquisitions, lower travel expenses as a result of COVID-19 as well as the benefit of higher operating leverage from increased revenue volumes.

NSE operating margin increased 5.2% during fiscal 2019 to 11.8% from 6.6% in fiscal 2018. The increase in operating margin was primarily driven by continuing efficient cost management, including restructuring, cost synergies realized from the acquisition as well as the benefit of higher operating leverage from increased revenue volume due to the acquired AW business.
Optical Security and Performance Products
OSP gross margin increased by 2.9% during fiscal 2020 to 53.3% from 50.4% in fiscal 2019. This increase was primarily due to operational efficiencies in manufacturing partially offset by unfavorable product mix from decreased revenue contribution from our Anti-Counterfeiting products.
OSP gross margin decreased by 2.4% during fiscal 2019 to 50.4% from 52.8% in fiscal 2018. This decrease was primarily due to an unfavorable product mix from the increasing revenue contribution from 3D Sensing products within our consumer and industrial product portfolio with inherently lower gross margins.
OSP operating margin increased 1.7% during fiscal 2020 to 35.6% from 33.9% in fiscal 2019. The increase in operating margin was primarily due to higher gross margins as discussed above offset by targeted investments in our operating expenses as we expand our 3D sensing products within our Consumer and Industrial product portfolio.
OSP operating margin decreased 2.0% during fiscal 2019 to 33.9% from 35.9% in fiscal 2018. The decrease in operating margin was primarily due to lower gross margins as discussed above and targeted investments in our operating expenses as we expand our 3D Sensing products within our consumer industrial product portfolio.
Liquidity and Capital Resources
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:

•	global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;

•	impact of the COVID-19 pandemic on our financial condition;

•	changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•	increase in capital expenditure to support the revenue growth opportunity of our business;

•	changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;

•	timing of payments to our suppliers;

•	factoring or sale of accounts receivable;

•	volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;

•	volatility in foreign exchange market which impacts our financial results;

•	possible investments or acquisitions of complementary businesses, products or technologies;

•	issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes and/or 2024 Notes prior to their maturity or of our common stock;

•	potential funding of pension liabilities either voluntarily or as required by law or regulation;

•	compliance with covenants and other terms and conditions related to our financing arrangements;

•	and the risks and uncertainties detailed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K.
Cash Investments
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors. In general, our investment policy requires that securities purchased be rated A-1/P-1, A/A2 or better. Our policy allows an allocation to securities rated A-2/P-2, BBB/Baa2 or better, so long as such allocation below A-1/P-1, A/A2 but minimum A-2/P-2, BBB/Baa2 does not exceed 10% of any investment portfolio. Securities that are downgraded subsequent to purchase are evaluated and may be sold or held at management’s discretion. No security may have an effective maturity that exceeds 37 months, and the average duration of our holdings may not exceed 18 months. At any time, no more than 5.0% or $5.0 million, whichever is greater, of each of our investment portfolios may be concentrated in a single issuer other than the U.S. or sovereign governments or agencies. Our investments in debt securities and marketable equity securities are primarily classified as available-for-sale investments or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. We did not hold any investments in auction rate securities, mortgage backed securities, collateralized debt obligations, or variable rate demand notes at June 27, 2020. As of June 27, 2020, U.S. subsidiaries owned approximately 53.8% of our cash and cash equivalents, short-term investments and restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of June 27, 2020, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the years ended June 27, 2020, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Revolving Credit Facility
On May 5, 2020, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as our secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of our assets.
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of June 27, 2020, we had no amounts outstanding under the Credit Agreement. Refer to “Note 11. Debt” for more information.
During fiscal 2019, we fully repurchased and redeemed our 0.625% Senior Convertible Notes. Refer to “Note 11. Debt” for more information.
Year Ended June 27, 2020
As of June 27, 2020, our combined balance of cash and cash equivalents and restricted cash increased by $17.0 million to $547.4 million from $530.4 million as of June 29, 2019.
Cash provided by operating activities was $135.6 million, consisted of net income of $28.7 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount and net change in fair value of contingent liabilities), including changes in deferred tax balances which totaled $160.8 million, offset by changes in operating assets and liabilities that used $53.9 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $52.8 million comprised primarily of a decrease in customer deposit and net payments of lease liability and pension obligations, a decrease in accounts payable of $9.2 million driven by timing of purchases and related payments, a decrease in accrued payroll and related expenses of $7.0 million due to timing of salary and related payments, and an increase in accounts receivable of $5.1 million primarily driven by higher volume of billing. This was partially offset by cash inflows from a decrease in other current and non-current assets of $10.6 million, an increase in deferred revenue of $5.9 million primarily due to the amortization of support agreements and the release of revenue upon customer acceptance, and a decrease in inventories of $3.7 million.
Cash used in investing activities was $29.8 million, primarily related to $31.9 million of cash used for capital expenditures and $2.5 million cash used for acquisitions. This was partially offset by $4.6 million proceeds from sales of assets.

Cash used in financing activities was $71.7 million, primarily resulting from $44.4 million of cash used to repurchase common stock, $21.0 million in withholding tax payment on vesting of restricted stock awards, $6.8 million of cash used to pay acquisition related holdback, $2.7 million in payment of financing obligations, $1.6 million in issuance cost of the credit agreement, and $0.7 million of cash used to pay acquisition related to contingent consideration. This was offset by $5.5 million in proceeds from the exercise of stock options and the issuance of common stock under our Amended and Restated 1998 Employee Stock Purchase Plan (the ESPP).
Year Ended June 29, 2019
As of June 29, 2019, our combined balance of cash and cash equivalents and restricted cash decreased by $93.9 million to $530.4 million from $624.3 million as of June 30, 2018.
Cash provided by operating activities was $138.8 million, consisted of net income of $5.4 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount, and discount and net change in fair value of contingent liabilities) which totaled $172.3 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $38.9 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $22.3 million primarily due to a decrease in customer deposit and other accrued liabilities, an increase in accounts receivable of $17.8 million primarily driven by higher volume of billing and timing of collections, an increase in inventories of $15.4 million due to inventory build-up to support revenue growth for our Wireless, fiber and 3D sensing product offerings, and a decrease in deferred revenue of $3.1 million primarily due to a decrease in current deferred revenue. This was partially offset by cash inflows from an increase in accounts payable of $8.7 million driven by increased inventory purchases and timing of payments, an increase in accrued payroll and related expenses of $5.9 million due to timing of salary and bonus payments, and an increase in income taxes payable of $5.0 million.
Cash provided by investing activities was $80.6 million, primarily related to $167.2 million of net sales and maturities of available-for-sale debt securities and $5.4 million proceeds from sales of assets, offset by $47.0 million cash used for acquisitions and $45.0 million of cash used for capital expenditures.
Cash used in financing activities was $300.4 million, primarily resulting from $276.9 million used for repurchase of our 2033 Notes, $11.2 million of cash used to repurchase common stock, $15.5 million in withholding tax payment on vesting of restricted stock awards and $2.2 million in payment of financing obligations and issuance costs of our 1.75% senior convertible Notes. This was offset by $5.4 million in proceeds from the exercise of stock options and the issuance of common stock under our Amended and Restated 1998 Employee Stock Purchase Plane (the ESPP).
Contractual Obligations
The following summarizes our contractual obligations at June 27, 2020, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$4.0	$0.9	$1.3	$0.3	$1.5
Debt:
2023 1.75% senior convertible notes	225.0	—	225.0	—	—
2024 1% senior convertible notes	460.0	—	—	460.0	—
Short-term debt	2.8	2.8	—	—	—
Estimated interest payments	32.7	9.5	18.6	4.6	—
Purchase obligations (1)	99.8	87.9	11.8	0.1	—
Operating lease obligations (2)	44.7	12.8	16.2	8.2	7.5
Non-cancelable leaseback obligations (1)	31.6	2.8	5.3	4.8	18.7
Royalty payment	3.9	0.7	1.7	1.2	0.3
Pension and post-retirement benefit payments (2)	109.9	8.6	12.7	12.0	76.6
Total	$1,014.4	$126.0	$292.6	$491.2	$104.6

(1)	Refer to “Note 18. Commitments and Contingencies” for more information.

(2)	Refer to “Note 12. Leases” for more information.

(3)	Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $99.8 million of purchase obligations as of June 27, 2020, $40.9 million are related to inventory and the other $58.9 million are non-inventory items.
As of June 27, 2020, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
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
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of June 27, 2020, our pension plans were underfunded by $109.9 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.9 million and $7.7 million per annum. In addition, we expect to contribute approximately $1.8 million to the U.K. plan during fiscal 2021.
During fiscal 2020, we (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.5 million or approximately $0.6 million, while in fiscal 2019, we contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.1 million based upon data as of June 27, 2020.
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

As of June 27, 2020, we had forward contracts that were effectively closed but not settled with the counterparties by year end. The fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of June 27, 2020, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 27, 2020 and June 29, 2019, the notional amounts of the forward contracts that we held to purchase foreign currencies were $146.4 million and $117.8 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $22.0 million and $31.3 million, respectively.
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
Investments in both fixed-rate and floating-rate interest earning instruments carry a degree of interest rate risk. The fair market values of our fixed-rate securities decline if interest rates rise, while floating-rate securities may produce less income than expected if interest rates fall. Due in part to these factors, our future investment income may be less than expectations because of changes in interest rates or we may suffer losses in principal if we sell securities that have experienced a decline in market value because of changes in interest rates. As of June 27, 2020, a hypothetical 100 basis point increase or decrease in interest rates would not result in a material change in the fair value of our available-for-sale debt instruments held that are sensitive to changes in interest rates.
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
Debt
The fair values of our 2023 and 2024 Notes are subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations. Based on quoted market prices, as of June 27, 2020, the fair value of the 2023 Notes was $251.4 million and the fair value of the 2024 Notes was approximately $523.3 million. Refer to “Note 11. Debt” for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of June 27, 2020 and June 29, 2019, and the related consolidated statements of operations, of comprehensive loss, of stockholders’ equity and of cash flows for each of the three years in the period ended June 27, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2020 and June 29, 2019, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases as of June 30, 2019.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition - Identifying and Evaluating Performance Obligations in Certain Customer Contracts in the Network Enablement and Service Enablement Reportable Segments

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,136.3 million of revenue for the year ended June 27, 2020 of which $746.7 million and $102.7 million related to the Network Enablement and Service Enablement segments, respectively. The Company’s revenue recognition is determined by management through the following steps: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligations are satisfied. Certain of the Company’s contracts with customers include performance obligations consisting of a variety of products and services and may involve a significant level of integration and interdependency between performance obligations. Identifying and evaluating whether products and services are considered distinct performance obligations may require significant management judgment, particularly in the Network Enablement and Service Enablement reportable segments due to the nature of the products and service offerings.

The principal considerations for our determination that performing procedures relating to revenue recognition - identifying and evaluating performance obligations in certain customer contracts in the Network Enablement and Service Enablement reportable segments is a critical audit matter are the significant judgment by management in identifying and evaluating performance obligations, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to whether such performance obligations were appropriately identified and evaluated by management.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing the effectiveness of internal controls relating to the revenue recognition process, including internal controls related to the identification and evaluation of performance obligations in contracts with customers, and (ii) testing, on a sample basis, the completeness and accuracy of management’s identification and evaluation of performance obligations in certain customer contracts in the Network Enablement and Service Enablement reportable segments.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 24, 2020

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Revenues:
Product revenue	$1,005.2	$1,004.2	$772.5
Service revenue	131.1	126.1	103.2
Total net revenue	1,136.3	1,130.3	875.7
Cost of revenues:
Product cost of revenue	388.5	394.8	310.6
Service cost of revenue	49.8	49.7	50.0
Amortization of acquired technologies	32.7	34.4	26.7
Total cost of revenues	471.0	478.9	387.3
Gross profit	665.3	651.4	488.4
Operating expenses:
Research and development	193.6	187.0	133.3
Selling, general and administrative	315.0	343.5	323.9
Amortization of other intangibles	35.1	38.1	21.0
Restructuring and related charges	3.5	15.4	8.3
Total operating expenses	547.2	584.0	486.5
Income from operations	118.1	67.4	1.9
Interest and other income, net	9.6	6.2	9.7
Interest expense	(33.7)	(34.3)	(47.3)
Income (loss) from continuing operations before income taxes	94.0	39.3	(35.7)
Provision for income taxes	65.3	31.5	12.9
Income (loss) from continuing operations, net of taxes	28.7	7.8	(48.6)
Loss from discontinued operations, net of taxes	—	(2.4)	—
Net income (loss)	$28.7	$5.4	$(48.6)

Net income (loss) per share from - basic:
Continuing operations	$0.13	$0.03	$(0.21)
Discontinued operations	—	(0.01)	—
Net income (loss)	$0.13	$0.02	$(0.21)

Net income (loss) per share from - diluted:
Continuing operations	$0.12	$0.03	$(0.21)
Discontinued operations	—	(0.01)	—
Net income (loss)	$0.12	$0.02	$(0.21)

Shares used in per-share calculations:
Basic	229.4	228.1	227.1
Diluted	233.7	231.2	227.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Net income (loss)	$28.7	$5.4	$(48.6)
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(28.6)	(27.0)	(8.5)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	(0.1)	0.3	(0.6)
Less: reclassification adjustments included in net income	—	0.5	0.1
Net change in defined benefit obligation, net of tax:
Unrealized actuarial losses arising during period	(5.4)	(7.3)	(2.8)
Amortization of actuarial losses	2.8	1.8	1.5
Net change in accumulated other comprehensive loss	(31.3)	(31.7)	(10.3)
Comprehensive loss	$(2.6)	$(26.3)	$(58.9)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 27, 2020	June 29, 2019
ASSETS
Current assets:
Cash and cash equivalents	$539.0	$521.5
Short-term investments	1.5	1.5
Restricted cash	3.5	3.5
Accounts receivable, net	235.5	237.7
Inventories, net	83.3	102.7
Prepayments and other current assets	50.8	49.9
Total current assets	913.6	916.8
Property, plant and equipment, net	172.5	179.9
Goodwill, net	381.4	381.1
Intangibles, net	148.1	211.6
Deferred income taxes	105.4	108.4
Other non-current assets	55.3	17.3
Total assets	$1,776.3	$1,815.1
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53.0	$63.4
Accrued payroll and related expenses	51.4	58.7
Deferred revenue	54.6	55.3
Accrued expenses	22.6	34.2
Short-term debt	2.8	—
Other current liabilities	48.4	72.4
Total current liabilities	232.8	284.0
Long-term debt	600.9	578.8
Other non-current liabilities	231.2	226.5
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at June 27, 2020 and June 29, 2019.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 228 million shares at June 27, 2020 and 229 million shares at June 29, 2019, issued and outstanding	0.2	0.2
Additional paid-in capital	70,274.3	70,244.7
Accumulated deficit	(69,397.2)	(69,384.5)
Accumulated other comprehensive loss	(165.9)	(134.6)
Total stockholders’ equity	711.4	725.8
Total liabilities and stockholders’ equity	$1,776.3	$1,815.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
OPERATING ACTIVITIES:
Net income (loss)	$28.7	$5.4	$(48.6)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	40.0	39.7	35.7
Amortization of acquired technologies and other intangibles	67.8	72.5	47.7
Stock-based compensation	44.6	38.2	30.5
Amortization of debt issuance costs and accretion of debt discount	22.2	22.7	36.4
Amortization of discount and premium on investments, net	—	—	0.3
Net change in fair value of contingent liabilities	(31.5)	(5.9)	—
Loss (Gain) on sales of investments	—	0.5	—
Loss on disposal of long-lived assets	0.1	1.4	2.1
Loss on extinguishment of debt	—	—	5.0
Other	5.7	5.1	2.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5.1)	(17.8)	(53.2)
Inventories	3.7	(15.4)	(5.5)
Other current and non-currents assets	10.6	0.1	3.9
Accounts payable	(9.2)	8.7	13.2
Income taxes payable	—	5.0	1.1
Deferred revenue, current and non-current	5.9	(3.1)	7.3
Deferred taxes, net	11.9	(1.9)	(6.8)
Accrued payroll and related expenses	(7.0)	5.9	(3.0)
Accrued expenses and other current and non-current liabilities	(52.8)	(22.3)	(2.3)
Net cash provided by operating activities	135.6	138.8	66.0

INVESTING ACTIVITIES:
Purchases of available-for-sale investments	—	—	(382.9)
Maturities of available-for-sale investments	—	47.3	438.3
Sales of available-for-sale investments	—	119.9	204.7
Acquisition of businesses, net of cash acquired	(2.5)	(47.0)	(509.9)
Capital expenditures	(31.9)	(45.0)	(42.5)
Proceeds from the sale of assets	4.6	5.4	5.8
Net cash (used in) provided by investing activities	(29.8)	80.6	(286.5)

FINANCING ACTIVITIES:
Proceeds from issuance of senior convertible debt	—	—	225.0
Payment of debt issuance costs	(1.6)	(0.5)	(1.7)
Repurchase and retirement of common stock	(44.4)	(11.2)	(40.8)
Payment of financing obligations	(2.7)	(1.7)	(1.3)
Redemption of convertible debt	—	(276.9)	(353.3)
Proceeds from exercise of employee stock options and employee stock purchase plan	5.5	5.4	4.9
Withholding tax payment on vesting of restricted stock awards	(21.0)	(15.5)	(13.3)
Payment of acquisition related holdback	(6.8)	—	—
Payment of acquisition related contingent consideration	(0.7)	—	—
Net cash used in financing activities	(71.7)	(300.4)	(180.5)

Effect of exchange rates on cash, cash equivalents and restricted cash	(17.1)	(12.9)	2.9
Net increase (decrease) in cash, cash equivalents and restricted cash	17.0	(93.9)	(398.1)
Cash, cash equivalents and restricted cash at beginning of period (1)	530.4	624.3	1,022.4
Cash, cash equivalents and restricted cash at end of period (2)	$547.4	$530.4	$624.3
Supplemental disclosure of cash flow information
Cash paid for interest	$11.3	$11.8	$11.2
Cash paid for income taxes	$50.6	$29.8	$24.4

(1) These amounts include both current and non-current balances of restricted cash totaling $8.9 million, $12.9 million and $18.0 million as of June 29, 2019, June 30, 2018 and July 1, 2017, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.4 million, $8.9 million and $12.9 million as of June 27, 2020, June 29, 2019 and June 30, 2018, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 1, 2017	227.6	$0.2	$70,184.4	$(69,288.5)	$(92.6)	$803.5
Net loss	—	—	—	(48.6)	—	(48.6)
Other Comprehensive loss	—	—	—	—	(10.3)	(10.3)
Shares issued under employee stock plans, net of tax effects	3.5	—	(8.4)	—	—	(8.4)
Stock-based compensation	—	—	30.5	—	—	30.5
Repurchases of common stock	(4.4)	—	—	(40.9)	—	(40.9)
Issuance of senior convertible notes	—	—	34.6	—	—	34.6
Cumulative adjustment from adoption of ASU 2016-09 (Topic 718)	—	—	0.6	(0.6)	—	—
Reacquisition of 2033 Notes equity component	—	—	(25.5)	—	—	(25.5)
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net income	—	—	—	5.4	—	5.4
Other comprehensive loss	—	—	—	—	(31.7)	(31.7)
Shares issued under employee stock plans, net of tax effects	3.2	—	(10.1)	—	—	(10.1)
Stock-based compensation	—	—	38.6	—	—	38.6
Repurchase of common stock	(1.1)	—	—	(11.3)	—	(11.3)
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASU 2016-02 (Topic 842)	—	—	—	3.0		3.0
Net income	—	—	—	28.7	—	28.7
Other comprehensive loss	—	—	—	—	(31.3)	(31.3)
Shares issued under employee stock plans, net of tax effects	3.2	—	(15.3)	—	—	(15.3)
Stock-based compensation	—	—	44.9	—	—	44.9
Repurchase of common stock	(3.7)	—	—	(44.4)	—	(44.4)
Balance at June 27, 2020	228.3	$0.2	$70,274.3	$(69,397.2)	$(165.9)	$711.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, civil government, military and avionics customers, supported by a worldwide channel community including VIAVI Velocity Partners. The Company’s Velocity program (Velocity) allows the Company to optimize the use of direct or partner sales depending on application and sales volume. Velocity expands the Company’s reach into new market segments as well as expands the Company’s capability to sell and deliver solutions. VIAVI delivers end-to-end visibility across physical, virtual and hybrid networks, enabling customers to optimize connectivity, quality of experience and profitability. VIAVI is also a leader in high performance thin film optical coatings, providing light management solutions to anti-counterfeiting, 3D sensing, electronics, automotive, defense and instrumentation markets.
Fiscal Years
The Company utilizes a 52-53-week fiscal year ending on the Saturday closest to June 30th. The Company’s 2020, 2019 and 2018 fiscal years were 52-week fiscal years ending on June 27, 2020, June 29, 2019 and June 30, 2018, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Reclassification of Prior Period Balances
Certain reclassifications have been made to prior period amounts to conform to the current-year presentation. These reclassifications have no effect on the reported net income (loss) for the fiscal years ending on June 27, 2020, June 29, 2019 and June 30, 2018.
Use of Estimates
The preparation of the Company’s Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. Estimates are based on historical factors, current circumstances and the experience and judgment of management. Under changed conditions the Company’s reported financial positions or results of operations may be materially impacted when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more readily available information. Actual results may differ from these estimates due to the uncertainty around the magnitude, duration and effects of the COVID-19 pandemic, as well as other factors.
COVID-19
A novel strain of coronavirus (COVID-19) was first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (WHO) in March 2020. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. While, the Company expects this to have a negative impact to our sales and our results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including uncertainty in the current economic environment due to the COVID-19.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Restricted Cash
At June 27, 2020 and June 29, 2019, the Company’s short-term restricted cash balances were $3.5 million and $3.5 million, respectively. The Company’s long-term restricted cash balances, included in other non-current assets in the Company’s consolidated balance sheets, were $4.9 million and $5.4 million as of June 27, 2020 and June 29, 2019, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
Investments
The Company’s investments are primarily investments in debt securities, which are classified as available-for-sale investments or trading securities, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive (loss).
The Company periodically reviews these debt investments for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for the entire amount of the impairment. If a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into (i) the portion of the loss related to credit factors, or the credit loss portion, and (ii) the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is the difference between the amortized cost of the security and the Company’s best estimate of the present value of the cash flows expected to be collected from the debt security. The non-credit loss portion is the residual amount of the other-than-temporary impairment. The credit loss portion is recorded as a charge to income (loss), and the non-credit loss portion is recorded as a separate component of other comprehensive (loss) income.
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

Estimates of fair value of fixed-income securities are based on third party, market-based pricing sources which the Company believes to be reliable. These estimates represent the third parties’ good faith opinion as to what a buyer in the marketplace would

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pay for a security in a current sale. For instruments that are not actively traded, estimates may be based on current treasury yields adjusted by an estimated market credit spread for the specific instrument. The fair value of the Company’s 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024 fluctuates with interest rates and with the market price of the Company’s stock, but does not affect the carrying value of the debt on the balance sheet. The fair value of earn-out liabilities are determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period.
Our other current financial assets and current financial liabilities have fair values that approximate their carrying values.
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
Leases
The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. If the rate implicit in the lease is not readily determinable for our operating leases, the Company uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. The lease term is the non-cancelable period of the lease and includes options to extend or terminate the lease when it is reasonably certain that an option will be exercised. Operating right-of-use (ROU) assets are recognized at commencement based on the amount of the initial measurement of the lease liability. Operating ROU assets also include any lease payments made prior to lease commencement and exclude lease incentives. Lease expense is recognized on a straight-line basis over the lease term.
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
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using a straight-line method, over the estimated useful lives of the assets: building and improvements 10 to 50 years; machinery and equipment 2 to 20 years; and furniture, fixtures, software and office equipment 2 to 10 years.
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
Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in Property, plant and equipment, net, on the Company’s Consolidated Balance Sheets.

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
Intangible Assets
In connection with the Company’s acquisitions, the Company generally recognize assets for customer relationships, acquired developed technologies, patents, proprietary know-how, trade secrets, in-process research and development (IPR&D) and trademarks and trade names. Finite lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 10. Acquired Developed Technology and Other Intangibles” for more information.
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
Pension and Other Postretirement Benefits
The funded status of the Company’s retirement-related benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the non-pension postretirement benefit plan the benefit obligation is the accumulated postretirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon its employee’s retirement. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension postretirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in other current liabilities in the Consolidated Balance Sheets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages consider a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as selling, general and administrative (SG&A) expense.
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
As of June 27, 2020 and June 29, 2019, no customer represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2020, 2019 and 2018, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
The Company relies on a limited number of suppliers and contract manufacturers for a number of key components and sub-assemblies contained in the Company’s products.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Revenue Recognition
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:

•
Products: Network Enablement (NE) and Service Enablement (SE) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. NE and SE are collectively referred to as Network and Service Enablement (NSE). The Company’s Optical Security and Performance (OSP) products include proprietary pigments used for optical security and optical filters used in commercial and government 3D Sensing applications.

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

2.
Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer and (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes hardware support that extends beyond the Company's standard warranties, software maintenance, installation, professional and implementation services, and training.

Identifying and evaluating whether products and services are considered distinct performance obligations may require significant judgment particularly in NSE due to the nature of the product and service offerings. The Company may enter into contracts that involve a significant level of integration and interdependency between a software license and installation services. Judgment may be required to determine whether the software license is considered distinct in the context of the contract and accounted for separately, or not distinct in the context of the contract and accounted for together with the installation service.

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

4.
Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of the Company’s contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by the Company, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, the Company allocates the total transaction value to each distinct performance obligation based on relative standalone selling price (SSP). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.

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

•
Incremental costs of obtaining contracts that would have been recognized within one year or less are recognized as an expense when incurred. These costs are included in SG&A expense. The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year are capitalized and recognized over the revenue recognition period of the original contract.

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
Warranty
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.
Shipping and Handling Costs
The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $3.7 million, $2.6 million and $2.6 million in fiscal 2020, 2019 and 2018, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Research and Development Expense
Costs related to research and development (R&D), which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. The Company believe its software development process is completed concurrent with the establishment of technological feasibility. As such, software development costs have been expensed as incurred.
Stock-Based Compensation
Stock-based compensation expense is measured at the grant date based on the fair value of the award. The Company recognizes stock-based compensation cost over the award’s requisite service period on a straight-line basis. No compensation cost is recognized for awards forfeited by employees who do not render requisite service.
The fair value of restricted stock units (RSUs) and performance-based restricted stock units (PSUs) that do not contain a market condition, is equal to the market value of the Company’s common stock on the grant date. The fair value of PSUs that contain a market condition (MSU) is estimated using the Monte Carlo simulation option-pricing model. MSUs have vesting requirements tied to either the performance of the Company’s stock as compared to the Nasdaq telecommunications index or the performance of the Company’s operating results, and could vest at a higher or lower rate, or not at all, based on relative performance described. The Company estimates the fair value of stock options and Employee Stock Purchase Plan (ESPP) purchase rights using the Black-Scholes Merton (BSM) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
The Company does not apply expected forfeiture rate and accounts for forfeitures as they occur. The total fair value of the equity awards is recorded on a straight-line basis, over the requisite service period of the awards for each separate vesting period of the award, except for MSUs which are amortized based upon the graded vesting method.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and is remeasured each reporting period with subsequent adjustments recognized in the SG&A expense of the Company’s Consolidated Statements of Operations. Contingent consideration is valued using significant Level 3 inputs, that are not observable in the market pursuant to fair value measurement accounting. While the Company believes the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.
Asset Retirement Obligations
Asset Retirement Obligations (ARO) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 27, 2020, and June 29, 2019, the Consolidated Balance Sheets included ARO of $0.9 million and $0.4 million, respectively, in other current liabilities and $3.1 million and $3.2 million, respectively, in other non-current liabilities.

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended June 27, 2020	$3.6	$0.3	$—	$0.1	$—	$4.0
Year ended June 29, 2019	$3.7	$0.4	$(0.1)	$0.1	$(0.5)	$3.6

Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In 2016, the Financial Accounting Standards Board (FASB) issued guidance on the financial reporting requirements for leasing arrangements, ASC 842 - Leases. ASC 842 requires lessees to recognize operating leases with a term greater than one year on their balance sheets as ROU assets and corresponding lease liabilities, measured at the present value of the lease payments. In the first quarter of fiscal 2020 the Company adopted this standard using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial statements for the adoption impact. The Company also elected the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs. Adoption of the leasing standard resulted in $35.5 million of ROU assets and $37.0 million of lease liabilities on June 30, 2019. In addition, the Company recorded an adjustment to accumulated deficit, net of taxes, of $3.0 million from the recognition of previously deferred profit under sale-leaseback arrangements and de-recognition of related real estate assets of $7.1 million and financing obligations of $10.1 million. The adoption of the new standard did not have a material impact on the Company’s Consolidated Statements of Operations and Statements of Cash Flows. For additional information refer to “Note 12. Leases.”

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
In August 2020, the FASB issued guidance which simplifies the accounting for financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2023 and early adoption is permitted. The Company is evaluating the impact of adoption of this guidance will have on its Consolidated Financial Statements.
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
Note 3. Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. The dilutive effect of outstanding ESPP purchase rights, RSUs, PSUs, MSUs and options is reflected in diluted net income (loss) per share by application of the treasury stock method. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Numerator:
Income (loss) from continuing operations, net of taxes	$28.7	$7.8	$(48.6)
Loss from discontinued operations, net of taxes	—	(2.4)	—
Net income (loss)	$28.7	$5.4	$(48.6)
Denominator:
Weighted-average shares outstanding:
Basic	229.4	228.1	227.1
Shares issuable assuming conversion of convertible notes (1)	1.2	—	—
Effect of dilutive securities from stock-based benefit plans	3.1	3.1	—
Diluted	233.7	231.2	227.1

Net income (loss) per share from - basic:
Continuing operations	$0.13	$0.03	$(0.21)
Discontinued operations	—	(0.01)	—
Net income (loss)	$0.13	$0.02	$(0.21)

Net income (loss) per share from - diluted:
Continuing operations	$0.12	$0.03	$(0.21)
Discontinued operations	—	(0.01)	—
Net income (loss)	$0.12	$0.02	$(0.21)

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

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 27, 2020 (4)	June 29, 2019 (2)(3)(4)	June 30, 2018 (1)(2)(3)(4)
Stock options and ESPP	—	0.1	1.6
Full Value Awards	0.2	0.4	7.3
Total potentially dilutive securities	0.2	0.5	8.9

(1)
As the Company incurred a net loss from continuing operations in the period, potential dilutive securities from employee stock options, ESPP, RSUs , PSUs and MSUs have been excluded from the diluted net loss per share computations as their effects were deemed anti-dilutive.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Changes in accumulated other comprehensive (loss) income by component, net of tax, were as follows (in millions):

	Unrealized gains (losses) on available-for-sale investments (1)	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (2)	Total
Beginning balance as of June 29, 2019	$(5.0)	$(101.0)	$(28.6)	$(134.6)
Other comprehensive (loss) income before reclassification	(0.1)	(28.6)	(5.4)	(34.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	2.8	2.8
Net current period other comprehensive (loss) income	(0.1)	(28.6)	(2.6)	(31.3)
Ending balance as of June 27, 2020	$(5.1)	$(129.6)	$(31.2)	$(165.9)

(1)
Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 27, 2020 primarily relates to unrealized loss from available-for-sale securities. The amount reclassified out of accumulated other comprehensive (loss) income represents the gross realized loss from available-for-sale securities included as “Interest and other income, net" in the Consolidated Statement of Operations for the year ended June 27, 2020. There was no tax impact for fiscal year 2020.

(2)
Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 27, 2020 relates to the unrealized actuarial loss of $5.7 million, net of income tax benefit of $0.3 million. The amount reclassified out of accumulated other comprehensive (loss) income represents the amortization of actuarial losses included as a component of SG&A in the Consolidated Statement of Operations for the year ended June 27, 2020. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

Note 5. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019 (3Z Close Date), the Company acquired all of the equity of 3Z Telecom, Inc. (3Z) for approximately $23.2 million in cash and contingent consideration (earn-out) liability of up to $7.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period, subsequent to the 3Z Close Date. The $23.2 million cash consideration is subject to final cash and net working capital adjustments and includes escrow payments of $4.3 million, which are reserved for potential breaches of representations and warranties. The acquisition of 3Z expands the Company’s Field Instrument offerings.
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
RPC Photonics, Inc. Acquisition
On October 30, 2018 (RPC Close Date), the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash based on the achievement of certain gross profit targets over approximately a four year period, subsequent to the RPC Close Date. The $33.4 million cash consideration includes escrow payments of $3.5 million, which are reserved for potential breaches of representations and warranties. The acquisition of RPC expands the Company’s 3D Sensing offerings. The allocation of the purchase price was completed in the fourth quarter of fiscal 2019.
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

The allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed on the RPC Close Date, was as follows (in millions):

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

AvComm and Wireless Test and Measurement Acquisition
On March 15, 2018 (AW Close Date), the Company completed the acquisition of the AW Business of Cobham plc. (AW) for $466.8 million in cash. The acquired business has been integrated into the Company’s NE segment.
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
Trilithic, Inc. Acquisition
On August 9, 2017 (Trilithic Close Date), the Company completed the acquisition of Trilithic Inc. (Trilithic) for $56.4 million in cash. The acquisition has been integrated into the Company’s NE segment.
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
Other Acquisitions:
During the twelve months ended June 27, 2020, the Company completed a business acquisition for total consideration of approximately $10.7 million, of which $5.2 million cash was paid at close and $5.5 million in payments to be made based on the occurrence of future events. The fair value of earn-out liabilities is discussed further in “Note 8. Fair Value Measurements”.
In connection with this acquisition, the Company recorded approximately $6.2 million of developed technology and customer relationships and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.
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
Contract Balances
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of June 27, 2020 and June 29, 2019, the Company had total unbilled receivables (Unbilled Receivables/Contract Assets) of $3.8 million and $11.5 million, respectively
Deferred revenue: Deferred revenue consists of contract liabilities primarily related to support, solution deployment services, software maintenance, product, professional services, and training when the Company has a right to invoice or payments have been received and transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term. Contract liabilities are included in other current liabilities on the consolidated balance sheets.
The Company also has short-term and long-term deferred revenues related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue, for the year ended June 27, 2020 (in millions):

June 27, 2020
Deferred revenue:
Balance at beginning of period	$68.5
Revenue deferrals for new contracts (1)	107.5
Revenue recognized during the period (2)	(101.4)
Balance at end of period	$74.6

Short-term deferred revenue	$54.6
Long-term deferred revenue	$20.0

(1)	Included in these amounts is the impact from foreign currency exchange rate fluctuations.

(2)	Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.

Remaining performance obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of June 27, 2020. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the transaction price allocated to remaining performance obligations as of June 27, 2020, was $204.6 million. The Company expects to recognize 87% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts Receivable Allowances
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Acquisitions (1)	Charged to Costs and Expenses	Deduction (2)	Balance at End of Period
Year Ended June 27, 2020	$2.0	$—	$2.0	$(1.0)	$3.0
Year Ended June 29, 2019	2.4	—	1.4	(1.8)	2.0
Year Ended June 30, 2018	1.6	0.7	(0.4)	0.5	2.4

(1)	See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.

(2)	Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, Net
The following table presents the components of inventories, net, as follows (in millions):

	June 27, 2020	June 29, 2019
Finished goods	$30.0	$36.7
Work in process	22.5	26.5
Raw materials	30.8	39.5
Inventories, net	$83.3	$102.7

Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 27, 2020	June 29, 2019
Prepayments	$10.9	$14.2
Assets held for sale	2.5	2.5
Advances to contract manufacturers	7.3	5.1
Refundable income taxes	10.8	8.9
Transaction tax receivables	10.6	11.8
Other current assets	8.7	7.4
Prepayments and other current assets	$50.8	$49.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 27, 2020	June 29, 2019
Land	$16.8	$20.8
Buildings and improvements	22.9	36.9
Machinery and equipment	298.5	280.0
Furniture, fixtures, software and office equipment	74.3	103.5
Leasehold improvements	66.8	56.8
Construction in progress	15.6	31.1
Property, plant and equipment, gross	494.9	529.1
Less: Accumulated depreciation and amortization	(322.4)	(349.2)
Property, plant and equipment, net	$172.5	$179.9

Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 27, 2020	June 29, 2019
Customer prepayments	$0.5	$30.2
Restructuring accrual	6.5	8.6
Income tax payable	10.7	8.5
Warranty accrual	4.6	4.7
Transaction tax payable	3.2	3.8
Operating lease liabilities (Note 12)	11.7	—
Foreign exchange forward contracts liability	1.5	4.0
Other	9.7	12.6
Other current liabilities	$48.4	$72.4

Other Non-current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 27, 2020	June 29, 2019
Pension and post-employment benefits	$102.7	$103.2
Deferred tax liability	23.9	14.6
Financing obligation	16.2	25.5
Fair value of contingent consideration (1)	9.4	37.7
Long-term deferred revenue	20.0	13.2
Operating lease liabilities (Note 12)	28.1	—
Uncertain tax position	11.6	13.6
Other	19.3	18.7
Other non-current liabilities	$231.2	$226.5

(1)	See “Note 5. Acquisitions” and “Note 7. Investments and Forward Contracts” of the Notes to the Company’s Consolidated Financial Statements for more detail.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Income and Other Income, net
The following table presents the components of interest income and other income, net, as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Interest income	$7.1	$8.1	$16.0
Foreign exchange gains (loss), net	2.1	(2.9)	(1.3)
Loss on extinguishment of debt (1)	—	—	(5.0)
Other income, net	0.5	1.5	0.1
Loss on sale of investments	(0.1)	(0.5)	(0.1)
Interest income and other income, net	$9.6	$6.2	$9.7

(1)	In connection with the debt extinguishment, a loss of $5.0 million was recognized in fiscal 2018. Refer to “Note 11. Debt” for more information.
Note 7. Investments and Forward Contracts
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of June 27, 2020 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5

The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months, which are highly liquid and available to support current operations are also classified as short-term investments. As of June 27, 2020, the total estimated fair value of $0.5 million was classified as other non-current assets.
In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of June 27, 2020, were $1.4 million, of which $0.3 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018, respectively, the Company recorded no other-than-temporary impairment charges in each respective period.
As of June 27, 2020, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by type of investment instrument, are as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$(0.4)	$(0.4)
Total gross unrealized losses	$—	$(0.4)	$(0.4)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of June 27, 2020, the Company’s debt securities classified as available-for-sale securities with contractual maturities are as follows (in millions):

	Amortized Cost/Carrying Cost	Estimated Fair Value
Amounts maturing in more than 5 years	$0.9	$0.5
Total debt available-for-sale securities	$0.9	$0.5

As of June 29, 2019, the Company’s available-for-sale securities are as follows (in millions):

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
As of June 29, 2019, the Company’s total gross unrealized losses on available-for-sale securities, aggregated by investment type, are as follows (in millions):

	Less than 12 Months	Greater than 12 Months	Total
Asset-backed securities	$—	$(0.3)	$(0.3)
Total gross unrealized losses	$—	$(0.3)	$(0.3)

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
As of June 27, 2020, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 29, 2019, the fair value of these contracts of $1.2 million and $4.0 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of June 27, 2020 and June 29, 2019, the notional amounts of the forward contracts that Company held to purchase foreign currencies were $146.4 million and $117.8 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $22.0 million and $31.3 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred loss of $0.8 million and $6.9 million for the years ended June 27, 2020 and June 29, 2019, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	June 27, 2020				June 29, 2019
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities	$0.5	$—	$0.5	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.6	—	0.6	—
Money market funds	334.6	334.6	—	—	322.9	322.9	—	—
Trading securities	1.4	1.4	—	—	1.5	1.5	—	—
Foreign currency forward contracts (1)	2.2	—	2.2	—	1.2	—	1.2	—
Total assets (2)	$338.7	$336.0	$2.7	$—	$326.2	$324.4	$1.8	$—

Liability:
Foreign currency forward contracts (3)	$1.5	$—	$1.5	$—	$4.0	$—	$4.0	$—
Contingent consideration (4)	9.9	—	—	9.9	38.4	—	—	38.4
Total liabilities	$11.4	$—	$1.5	$9.9	$42.4	$—	$4.0	$38.4

(1)	$2.2 million and $1.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019, respectively.

(2)
Includes as of June 27, 2020, $327.2 million in cash and cash equivalents, $1.4 million in short-term investments, $3.4 million in restricted cash, $2.2 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 29, 2019, $315.5 million in cash and cash equivalents, $1.5 million in short-term investments, $3.5 million in restricted cash, $1.2 million in prepayments and other current assets and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.

(3)	Includes $1.5 million and $4.0 million in other current liabilities on the Company’s Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019, respectively.

(4)	Includes $9.4 million and $37.7 million in other non-current liabilities and $0.5 million and $0.7 million in other current liabilities as of June 27, 2020 and June 29, 2019, respectively.
The Company’s Level 3 liabilities as of June 27, 2020, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. As of June 27, 2020 and June 29, 2019, the aggregate fair value of contingent consideration was $9.9 million and $38.4 million, respectively. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the year ended June 27, 2020 and June 29, 2019, as follows (in millions):

	RPC	Other (1)	Total
Balance: June 30, 2018	$—	$—	$—
Additions to Contingent Consideration	36.2	8.1	44.3
Change in Fair Value measurement	(5.9)	—	(5.9)
Balance: June 29, 2019	$30.3	$8.1	$38.4
Additions to Contingent Consideration	—	3.7	3.7
Change in Fair Value measurement	(29.6)	(1.9)	(31.5)
Payments of Contingent Consideration	(0.7)	—	(0.7)
Balance June 27, 2020	$—	$9.9	$9.9

(1)	See Note 5. Acquisitions and of the Notes to the Company’s Consolidated Financial Statements for more detail.
In connection with the acquisition of RPC, the Company agreed to pay RPC’s Securityholders up to $53.0 million over the subsequent 4-year period based on subsequent achievement of gross profit targets agreed upon at the time of close. The fair value of earn-out payments at the date of acquisition was $36.2 million.
As of June 27, 2020, the fair value of RPC related earn-out liability was remeasured to $0 million. The decrease in fair value of the earn-out liability of $29.6 million in fiscal 2020 was primarily due to the lower-than-expected rate of adoption by Android customers, which was further compounded by the macroeconomic impact of COVID-19. During fiscal 2020, the Company made a earn-out payment to RPC’s Securityholders in the amount of $0.7 million. As of June 29, 2019, the fair value was remeasured to $30.3 million. The decrease in fair value of the earn-out liability of $5.9 million in fiscal 2019 was primarily due to revised projected forecast of RPC, primarily driven by rate of adoption assumptions.
Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 30, 2018 (1)	$328.0	$—	$8.3	$336.3
Acquisitions (2)	12.2	—	33.9	46.1
Other	3.7	—	—	3.7
Currency translation and other adjustments	(5.0)	—	—	(5.0)
Balance as of June 29, 2019 (3)	$338.9	$—	$42.2	$381.1
Acquisitions (2)	—	4.3	—	4.3
Currency translation and other adjustments	(4.0)	—	—	$(4.0)
Balance as of June 27, 2020 (4)	$334.9	$4.3	$42.2	$381.4

(1)
Gross goodwill balances for NE, SE and OSP were $629.9 million, $272.6 million and $92.8 million, respectively as of June 30, 2018. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 30, 2018.

(2)	See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.

(3)
Gross goodwill balances for NE, SE and OSP were $640.8 million, $272.6 million and $126.7 million, respectively as of June 29, 2019. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 29, 2019.

(4)
Gross goodwill balances for NE, SE and OSP were $636.8 million, $276.9 million and $126.7 million, respectively as of June 27, 2020. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 27, 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s Chief Operating Decision Maker (CODM) during fiscal 2020, 2019 and 2018 and its reporting units were NE, SE and OSP.
No indications of impairment were identified for fiscal years ending on June 27, 2020, June 29, 2019 and June 30, 2018.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of June 27, 2020, and June 29, 2019, (in millions):

As of June 27, 2020	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.7 years	$437.1	$(341.6)	$95.5
Customer relationships	2.6 years	194.7	(154.1)	40.6
Other (1)	2.0 years	35.7	(23.7)	12.0
Total intangibles		$667.5	$(519.4)	$148.1

As of June 29, 2019	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.7 years	$437.0	$(311.1)	$125.9
Customer relationships	3.1 years	193.7	(126.3)	67.4
Other (1)	3.3 years	36.1	(17.8)	18.3
Total intangibles		$666.8	$(455.2)	$211.6

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
In connection with the AW acquisition, the Company recorded an IPR&D asset, at its fair value and subsequently accounts for it as an indefinite-lived asset until completion or abandonment of the associated research and development projects. During the third quarter of fiscal 2019 the IPR&D activities were completed and transferred to developed technology, with an estimated useful life of 6 years. Refer to “Note 5. Acquisitions” for more information related to acquisitions.
During fiscal 2020, 2019 and 2018, the Company recorded $67.8 million, $72.5 million and $47.7 million, respectively, of amortization related to acquired developed technology and other intangibles. The following table presents details of the Company’s amortization (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of revenues	$32.7	$34.4	$26.7
Operating expense	35.1	38.1	21.0
Total	$67.8	$72.5	$47.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 27, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2021	$63.9
2022	37.8
2023	24.1
2024	10.2
2025	6.6
Thereafter	5.5
Total amortization	$148.1

Note 11. Debt
As of June 27, 2020 and June 29, 2019, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component, net of unamortized debt discounts and issuance cost, of the Senior Convertible Notes as discussed below. The following table presents the carrying amounts of the liability and equity components (in millions):

	June 27, 2020	June 29, 2019
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of Senior Convertible Notes liability component	(79.1)	(99.8)
Unamortized Senior Convertible Notes debt issuance cost	(5.0)	(6.4)
Carrying amount of Senior Convertible Notes liability component	$600.9	$578.8

Carrying amount of Senior Convertible Notes equity component (1)	$136.8	$136.8

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
Revolving Credit Facility
On May 5, 2020, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, we may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as our secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of our assets.
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of June 27, 2020, we had no amounts outstanding under the Credit Agreement.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Short-term Debt
As of June 27, 2020, the Company had short-term debt in the amount of $2.8 million, assumed as part of an acquisition completed during the period.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes ( the Exchange Transaction) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of June 27, 2020, the expected remaining term of the 2023 Notes is 2.9 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $1.9 million and the equity issuance costs, attributable to the equity component of $0.3 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through June 1, 2023. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 27, 2020, the unamortized portion of the debt issuance costs related to the 2023 Notes was $1.1 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of June 27, 2020 and June 29, 2019, the fair value of the 2023 Notes was approximately $251.4 million and $261.3 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (2024 Notes)
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of June 27, 2020, the expected remaining term of the 2024 Notes is 3.7 years.
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs (attributable to the liability component) of $6.9 million and the equity issuance costs (attributable to the equity component) of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of June 27, 2020, the unamortized portion of the debt issuance costs related to the 2024 Notes was $3.9 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of June 27, 2020 and June 29, 2019, the fair value of the 2024 Notes was approximately $523.3 million and $540.8 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
The Company was in compliance with all debt covenants as of June 27, 2020 and June 29, 2019.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Interest expense-contractual interest	$8.5	$8.8	$7.7
Amortization of debt issuance cost	1.4	1.4	2.6
Accretion of debt discount	20.8	21.3	33.8

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2030. The Company's leases do not contain any material residual value guarantees.
During the fiscal year ending on June 27, 2020, the total operating lease costs was $13.5 million. Total variable lease costs were immaterial During the fiscal year ending on June 27, 2020. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of June 27, 2020, the weighted-average remaining lease term was 5.2 years, and the weighted-average discount rate was 4.7%.
During the fiscal year ending on June 27, 2020, cash paid for amounts included in the measurement of operating lease liabilities was $15.7 million; and operating ROU assets obtained in exchange of new operating lease liabilities was $17.3 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The balance sheet information related to our operating leases is as follows (in millions):

June 27, 2020
Other non-current assets	$40.5
Total operating ROU assets	$40.5

Other current liabilities	$11.7
Other non-current liabilities	28.1
Total operating lease liabilities	$39.8

Future minimum operating lease payments as of June 27, 2020 are as follows (in millions):

Operating Leases
Fiscal 2021	$12.8
Fiscal 2022	10.2
Fiscal 2023	6.0
Fiscal 2024	4.6
Fiscal 2025	3.6
Thereafter	7.5
Total lease payments	$44.7
Less: Interest	(4.9)
Present value of lease liabilities	$39.8

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
As of June 27, 2020 and June 29, 2019, the Company’s total restructuring accrual was $6.5 million and $8.8 million, respectively. During fiscal years 2020, 2019 and 2018, the Company recorded restructuring and related charges of $3.5 million, $15.4 million and $8.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the fiscal years ended June 27, 2020 were as follows (in millions):

	Balance as of June 29, 2019	Fiscal Year 2020 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance as of June 27, 2020
Fiscal 2019 Plan
NSE, including AW (1)	$8.7	$3.5	$(5.2)	$(0.5)	$6.5
Plans Prior to Fiscal 2019
Other Plans (1)	0.1	—	—	(0.1)	—
Total (3)	$8.8	$3.5	$(5.2)	$(0.6)	$6.5

(1)	Plan includes workforce reduction cost.

(2)	Other adjustments including $0.2 million lease liability reclassification to Operating lease liability upon ASC 842 adoption.

(3)
$6.5 million and $8.6 million in other current liabilities on the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019, respectively. $0.2 million in other non-current liabilities on the Consolidated Balance Sheets as of June 29, 2019.

Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its NSE business segment, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount.
During the fourth quarter of fiscal 2020, we updated the plan to include additional headcount to further drive operational improvement. As a result, a net restructuring charge of $3.5 million, for approximately 60 employees primarily in R&D and SG&A functions located in North America, Europe and Asia was recorded in the year ended June 27, 2020. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2021.
Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Domestic	$(35.1)	$(66.9)	$(112.5)
Foreign	129.2	106.2	76.8
Income (loss) before income taxes	$94.1	$39.3	$(35.7)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Federal:
Current	$—	$—	$(4.5)
Deferred	—	—	(1.7)
Total federal income tax (benefit)	—	—	(6.2)
State:
Current	2.7	0.1	—
Deferred	—	—	(0.1)
Total state income tax (benefit) expense	2.7	0.1	(0.1)
Foreign:
Current	50.1	33.3	22.0
Deferred	12.5	(1.9)	(2.8)
Total foreign income tax (benefit) expense	62.6	31.4	19.2
Total income tax expense	$65.3	$31.5	$12.9

The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions and withholding tax paid on the repatriation of foreign earnings during the year. The foreign deferred tax benefit expense relates to the accrual of withholding tax on unrepatriated foreign earnings.
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Income tax (benefit) expense computed at federal statutory rate	$19.8	$8.3	$(10.0)
Withholding Taxes	34.2	1.5	0.7
US Inclusion of foreign earnings	12.8	16.0	1.0
Tax Reform E&P Inclusion	—	—	14.3
Valuation allowance	0.7	1.0	13.0
Foreign rate differential	4.5	4.8	(1.1)
Reserves	2.3	3.5	0.4
AMT Tax Repeal	—	—	(4.5)
Permanent items	(0.3)	(1.4)	0.7
Fair value change of the earn-out liability	(6.6)	(1.3)	—
Reversal of previously accrued taxes	(3.7)	(1.2)	(1.2)
Research and experimentation benefits and other tax credits	(0.2)	—	(0.7)
State taxes	2.1	0.1	—
Other	(0.3)	0.2	0.3
Income tax expense	$65.3	$31.5	$12.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	June 27, 2020	June 29, 2019	June 30, 2018
Gross deferred tax assets:
Tax credit carryforwards	$159.5	$164.3	$158.8
Net operating loss carryforwards	1,118.6	1,206.9	1,219.0
Capital loss carryforwards	63.9	63.9	63.9
Inventories	20.3	9.6	4.2
Accruals and reserves	61.6	55.6	20.5
Acquisition-related items	45.1	42.1	31.5
Capitalized research costs	72.0	—	—
Other	44.6	43.1	43.8
Gross deferred tax assets	1,585.6	1,585.5	1,541.7
Valuation allowance	(1,405.5)	(1,405.3)	(1,382.1)
Deferred tax assets	180.1	180.2	159.6
Gross deferred tax liabilities:
Acquisition-related items	(31.8)	(33.5)	(26.8)
Tax on unrepatriated earnings	(15.6)	(1.8)	(1.6)
Foreign branch taxes	(21.4)	(22.0)	—
Other	(29.8)	(29.1)	(37.4)
Deferred tax liabilities	(98.6)	(86.4)	(65.8)
Total net deferred tax assets	$81.5	$93.8	$93.8

As of June 27, 2020, the Company had federal, state and foreign tax net operating loss carryforwards of $4,752.2 million, $575.8 million and $590.2 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $105.8 million, $52.6 million and $0.9 million, respectively. The tax net operating loss, tax credit and capital loss carryforwards will start to expire in calendar 2021 and at various other dates through 2038 if not utilized. In addition, a portion of the foreign tax net operating loss, tax credit and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses. During the preparation of the fiscal 2019 US tax return, the Company elected to capitalize research and development costs as a result there is true-up adjustment to our estimated beginning of year capitalized research costs deferred tax asset of $37.5 million with an offsetting  decrease in the beginning net operating loss carryforward deferred tax asset.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $9.3 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $1.2 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
During fiscal year 2020, in light of the economic uncertainty caused by COVID-19, the Company reevaluated its historic assertion on foreign earnings and no longer considers a majority of its earnings to be permanently reinvested resulting in a $32.5 million charge for withholding taxes expected to be paid on the repatriation of $324.0 million of foreign earnings that the Company does not consider to be permanently reinvested. During the third quarter of fiscal 2020, which included changing the Company’s intent with regard to the indefinite reinvestment of such foreign earnings, the Company initially accrued $31.6 million for withholding taxes expected to be paid on the repatriation of $316.4 million of accumulated foreign earnings that it no longer considers to be permanently reinvested as of the third quarter. During the Fiscal year 2020, the Company paid $19.5 million withholding income tax on the repatriation of foreign earnings. The repatriation of these earnings increases available cash in the U.S. and provides greater U.S. financial flexibility to assist the Company in navigating the expected downturn in the economy.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The foreign earnings are being repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense.
On March 27, 2020, the House passed the Coronavirus Aid, Relief, and Economic Security Act (The CARES Act), also known as the Third COVID-19 Supplemental Relief bill, and the president signed the legislation into law. Tax provisions of the Act include the deferral of certain payroll taxes, relief for retaining employees, and other provisions. The provisions of the legislation did not have a significant impact on the effective tax rate or the income tax payable and deferred income tax positions of the Company. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
During fiscal year 2018, the U.S. Tax Cuts and Jobs Act was enacted. Income tax effects resulting from changes in tax laws were accounted for by the Company in accordance with the authoritative guidance, which required that these tax effects be recognized in the period in which the law was enacted, and the effects were recorded as a component of the provision for income taxes from continuing operations. The law had significantly changed the way the U.S. taxes corporations. The Act repealed the alternative minimum tax (AMT) for corporations and provided that the existing AMT credit carryforwards would be fully refunded in 2022 if not utilized. As a result, the Company recognized a benefit of $4.5 million for the year ended June 30, 2018 for the release of the valuation allowance previously maintained against the AMT credit deferred tax asset. As a result, the Company’s deferred tax liability associated with indefinite-lived intangible assets offset these indefinite-lived deferred tax assets, resulting in a benefit of $2.0 million for the year ended June 30, 2018 due to release of valuation allowance.
The Act imposed a deemed repatriation of the Company’s foreign subsidiaries’ post-1986 earnings and profits (E&P) which had previously been deferred from US income tax. This deemed repatriation was reported in the Company’s fiscal 2018 U.S. tax return. The Company completed the calculation of the total post-1986 foreign E&P for all foreign subsidiaries during the quarter ended December 29, 2018. The change in estimate did not materially impact the Company’s financial statements.
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
The valuation allowance increased by $0.2 million in fiscal 2020, increased by $23.2 million in fiscal 2019, and decreased by $712.9 million in fiscal 2018. The increase during fiscal 2020 was primarily due to the business acquired during the year. The increase during fiscal 2019 was primarily due to the net increase of deferred tax assets resulting from the inclusion of the Company’s foreign subsidiaries in the U.S. tax return as a consequence of the U.S. Tax Cuts and Jobs Act. The decrease during fiscal 2018 was primarily due to the revaluation of the U.S. deferred tax assets as a result of the Act. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts (1)	Deductions Credited to Expenses or Other Accounts (2)	Balance at End of Period
Year Ended June 27, 2020	$1,405.3	$95.1	$(94.9)	$1,405.5
Year Ended June 29, 2019	$1,382.1	$72.8	$(49.6)	$1,405.3
Year Ended June 30, 2018	$2,095.0	$31.7	$(744.6)	$1,382.1

(1)	Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments.

(2)
Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and increases in deferred tax liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of unrecognized tax benefits between July 1, 2017 and June 27, 2020 is as follows (in millions):

Balance at July 1, 2017	$38.9
Additions based on tax positions related to current year	4.4
Additions based on tax positions related to prior year	5.6
Reductions for lapse of statute of limitations	(0.3)
Balance at June 30, 2018	48.6
Additions based on tax positions related to current year	1.7
Additions based on tax positions related to prior year	7.3
Reduction based on tax positions related to prior year	(2.8)
Reductions for lapse of statute of limitations	(0.6)
Balance at June 29, 2019	54.2
Additions based on tax positions related to current year	2.2
Additions based on tax positions related to prior year	0.3
Reduction based on tax positions related to prior year	(3.8)
Reduction related to settlement	(0.4)
Reductions for lapse of statute of limitations	(0.5)
Balance at June 27, 2020	$52.0

The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 27, 2020 are $8.5 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 27, 2020 are $39.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 27, 2020, June 29, 2019 and June 30, 2018 was approximately $2.7 million, $3.7 million, and $1.9 million, respectively. During fiscal 2020, the Company’s accrued interest and penalties decreased by $0.9 million. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 27, 2020:

Tax Jurisdictions	Tax Years
United States*	2001 and onward
Canada	2019 and onward
China	2015 and onward
France	2017 and onward
Germany	2015 and onward
Korea	2015 and onward
United Kingdom	2019 and onward

*Although the Company is generally subject to a three-year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15. Stockholders' Equity
Repurchase of Common Stock
As of June 27, 2020, the Board of Directors authorized a stock repurchase program of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021.
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except per share amounts):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Total number of shares repurchased	3.7	1.1	4.4
Average price per share	$11.99	$10.14	$9.25
Total purchase price	$44.4	$11.3	$40.9
Remaining authorization at end of period	$155.6	$51.4	$62.7
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2020, 2019 and 2018 have been canceled and retired.
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
Note 16. Stock-Based Compensation
Stock-Based Benefit Plans
Stock Option Plans
On November 13, 2019, the Company's stockholders approved the amendment and restatement of the Company’s Amended and Restated 2003 Equity Incentive Plan (the 2003 Plan, as most recently amended and restated, the Amended and Restated 2003 Plan). An additional 10.5 million shares were authorized under the re-approved 2003 plan effective as of November 13, 2019. The Amended and Restated 2003 Plan provides for the granting of stock options, stock appreciation rights (SARs), dividend equivalent rights, restricted stocks, restricted stock units, performance units and performance shares, the vesting of which may be time-based or upon satisfaction of performance criteria or other conditions.
As of June 27, 2020, the Company had 7.2 million shares subject to (i) stock options and Full Value Awards (defined below) issued and outstanding under the Amended and Restated 2003 Plan, (ii) inducement grants made in connection with the appointment of new CEO in fiscal 2016 and (iii) stock options and Full Value Awards issued and outstanding under various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of June 27, 2020, 17.8 million shares of common stock, primarily under Amended and Restated 2003 Plan, were available for grant.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The ESPP will terminate upon the earlier of November 15, 2027 or the date on which all shares available for issuance have been sold. As of June 27, 2020, 2.9 million shares remained available for issuance. The ESPP as adopted provided for a 5% discount and a six months look-back period. In May 2019, the ESPP was amended to provide for a 15% discount.
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
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2020, 2019 and 2018 was as follows (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Cost of revenue	$4.3	$3.8	$3.3
Research and development	7.7	6.1	4.9
Selling, general and administrative	32.6	28.3	22.3
Total stock-based compensation expense	$44.6	$38.2	$30.5

Approximately $1.2 million of stock-based compensation expense was capitalized to inventory at June 27, 2020.
Stock Option Activity
The following is a summary of stock option activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of July 1, 2017	1.5	$6.16
Exercised	(0.2)	4.53
Balance as of June 30, 2018	1.3	6.42
Exercised	(0.1)	10.54
Balance as of June 29, 2019	1.2	5.95
Exercised	—	—
Balance as of June 27, 2020	1.2	$5.95

Expected to vest	1.2	$5.95

As of June 27, 2020, stock-based compensation expense related to stock options have been fully amortized and recognized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes outstanding and exercisable options as of June 27, 2020.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$5.95	1,180,257	3.64	5.95	$7.7	1,180,257	3.64	5.95	$7.7

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $12.50 as of June 27, 2020, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of June 27, 2020 was 1.2 million.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period.
The following summarizes the shares purchased and issued, pursuant to the Company’s ESPP during the year ended June 27, 2020 and the fair value market value of the shares at the purchase date:

Purchase date	July 31, 2019	January 31, 2020
Shares issued	222,956	261,303
Fair market value at purchase date	$10.98	$14.45

As of June 27, 2020, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2021.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 27, 2020 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average Grant-dated Fair Value
Non-vested at July 1, 2017	1.0	6.3	7.3	$7.17
Awards granted	0.8	3.3	4.1	$10.01
Awards vested	(0.6)	(3.6)	(4.2)	$7.10
Awards forfeited	(0.1)	(0.7)	(0.8)	$8.01
Non-vested at June 30, 2018	1.1	5.3	6.4	$8.93
Awards granted	0.5	3.9	4.4	$11.52
Awards vested	(0.6)	(3.2)	(3.8)	$8.61
Awards forfeited	—	(0.3)	(0.3)	$9.63
Non-vested June 29, 2019	1.0	5.7	6.7	$10.81
Awards granted	0.7	3.2	3.9	$13.76
Awards vested	(0.7)	(3.4)	(4.1)	$10.40
Awards forfeited	—	(0.4)	(0.4)	$11.44
Non-vested June 27, 2020	1.0	5.1	6.1	$12.97

(1)
Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2020, 2019 and 2018 was estimated to be $7.7 million, $6.2 million and $4.7 million, respectively, and was calculated using a Monte Carlo simulation. The Company did not grant any PSU awards in fiscal 2020 and 2019. The fair value of the PSUs granted in fiscal 2018 was $1.4 million. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of June 27, 2020, $54.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.7 years.
Valuation Assumptions
The Company estimates the fair value of the MSUs on the date of grant using a Monte Carlo simulation with the following assumptions:

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Volatility of common stock	30.4%	28.9%	30.1%
Average volatility of peer companies	52.5%	31.0%	32.6%
Average correlation coefficient of peer companies	0.1842	0.1383	0.1618
Risk-free interest rate	1.5%	2.6%	1.4%
The Company did not issue stock option grants during the fiscal years ended June 27, 2020, June 29, 2019 and June 30, 2018. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	June 27, 2020	June 29, 2019	June 30, 2018
Expected term (in years)	0.5	0.5	0.5
Expected volatility	27.6%	33.2%	28.0%
Risk-free interest rate	1.8%	2.3%	1.4%

Expected Term: The Company's expected term for stock options was calculated utilizing the simplified method in accordance with the authoritative guidance. The Company used the simplified method as the Company does not have sufficient historical share option exercise data due to the limited number of shares granted as well as changes in the Company's business following the Separation, rendering existing historical experience less reliable in formulating expectations for current grants. The Company’s expected term for ESPP purchase rights is in line with the six months offerings periods provided for under the ESPP.
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
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,500 in calendar year 2020 as set by the Internal Revenue Service.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.9 million, $4.9 million and $4.2 million in fiscal 2020, 2019 and 2018, respectively.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed from AW acquisition. The Company also is responsible for the non-pension postretirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 27, 2020, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized below. No other required contributions are expected in fiscal 2021, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Service cost	$0.3	$0.2	$0.2
Interest cost	1.9	2.5	2.7
Expected return on plan assets	(1.5)	(1.6)	(1.5)
Recognized net actuarial losses	2.8	1.8	1.5
Net periodic cost	$3.5	$2.9	$2.9

The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2021 is $2.1 million. Refer to “Note 18. Commitments and Contingencies” for further information on the provision for legal proceeding. The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit Plans
	June 27, 2020	June 29, 2019
Change in benefit obligation
Benefit obligation at beginning of year	$140.0	$136.7
Service cost	0.3	0.2
Interest cost	1.9	2.5
Actuarial (gains) losses	4.6	10.0
Benefits paid	(5.1)	(5.4)
Assumed benefit obligation from acquisition	—	—
Foreign exchange impact	(2.8)	(4.0)
Benefit obligation at end of year	$138.9	$140.0
Change in plan assets
Fair value of plan assets at beginning of year	$29.9	$30.0
Actual return on plan assets	0.2	1.4
Employer contributions	4.8	5.1
Benefits paid	(5.0)	(5.4)
Foreign exchange impact	(0.9)	(1.2)
Fair value of plan assets at end of year	$29.0	$29.9
Funded status	$(109.9)	$(110.1)
Accumulated benefit obligation	$138.6	$139.7

	Pension Benefit Plans
	June 27, 2020	June 29, 2019
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$7.6	$7.3
Non-current liabilities	102.3	102.8
Net amount recognized at end of year	$109.9	$110.1
Amount recognized in accumulated other comprehensive (loss) income at end of year:
Actuarial losses, net of tax	$(31.2)	$(28.6)
Net amount recognized at end of year	$(31.2)	$(28.6)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain (loss)	$(5.4)	$(7.3)
Amortization of accumulated net actuarial losses	2.8	1.8
Total recognized in other comprehensive (loss) income	$(2.6)	$(5.5)

As of June 27, 2020 and June 29, 2019, the liability balances related to the post retirement benefit plan were $0.4 million and $0.4 million, respectively. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2020, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £0.5 million or approximately $0.6 million, while in fiscal 2019, the Company contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	June 27, 2020	June 29, 2019	June 30, 2018
Used to determine net period cost at end of year:
Discount rate	1.1%	1.4%	1.9%
Expected long-term return on plan assets	5.6	5.6	5.7
Rate of pension increase	2.3	2.3	2.3

Used to determine benefit obligation at end of year:
Discount rate	1.0%	1.4%	1.9%
Rate of pension increase	2.2	2.3	2.3

Investment Policies and Strategies
The Company’s investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members’ benefits as and when they arise and that, should the plan be discontinued at any point in time, there would be sufficient assets to meet the discontinuance liabilities.
To achieve these objectives, the trustees of the U.K. pension plan are responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustees invest in a range of frequently traded funds (pooled funds) rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 27, 2020 (in millions, except percentage data):

				Fair value measurement as of
				June 27, 2020
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$11.6	40.0%	$—	$11.6
Fixed income	40%	10.9	37.6%	—	10.9
Other	20%	6.4	22.1%	—	6.4
Cash		0.1	0.3%	0.1	—
Total assets		$29.0	100.0%	$0.1	$28.9
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 29, 2019 (in millions, except percentage data).

				Fair value measurement as of
				June 29, 2019
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$11.6	38.8%	$—	$11.6
Fixed income	40%	11.5	38.5%	—	11.5
Other	20%	6.7	22.4%	—	6.7
Cash		0.1	0.3%	0.1	—
Total assets		$29.9	100.0%	$0.1	$29.8

The Company’s pension assets consist of multiple institutional funds (pension funds) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
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

Pension Benefit Plans
2021	$8.6
2022	6.0
2023	6.7
2024	6.1
2025	5.9
2026 - 2030	26.5
Thereafter	50.1
Total	$109.9

Timing of the payment relating to the legal proceeding, which is included in the above table under “Thereafter,” is not yet determined. Refer to “Note 18. Commitments and Contingencies” for further information.
Note 18. Commitments and Contingencies
Royalty payment
In connection with the AW acquisition, the Company is obligated to make future minimum royalty payments of $2.3 million measured as of June 27, 2020 for the use of certain licensed technologies. Future minimum quarterly payments are scheduled at approximately $0.2 million through the second quarter of fiscal 2023 and $0.1 million thereafter until approximately the fourth quarter of fiscal 2026.
Purchase Obligations
Purchase obligations of $99.8 million as of June 27, 2020, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Financing Obligations
On August 21, 2007, the Company entered into a sale and lease-back of certain buildings and land in Santa Rosa, California (the Santa Rosa Transactions), under which we leased back certain buildings. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a one year lease with multiple renewal options to a ten years lease with two five years renewal options. These buildings did not qualify for sale and lease back accounting due to various forms of continuing involvement and as a result, they were accounted for as financing transactions.
In August 2012 and May 2019, the Company entered into two lease amendments to extend the term of the lease to August 31, 2032 with a 10 years renewal option. In the first quarter of fiscal 2020, the Company reassessed whether a sale would have occurred

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the date of adoption of ASC 842 and at which time, concluded that the buildings did not qualify for sale and lease back accounting in accordance with ASC 842. As a result, they were continuously accounted for as financing transactions.
As of June 27, 2020, $0.1 million was included in Other current liabilities, and $16.2 million was included in Other non-current liabilities. As of June 29, 2019, $1.1 million was included in Other current liabilities, and $21.8 million was included in Other non-current liabilities.
As of June 27, 2020, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

2020	$2.8
2021	2.9
2022	2.4
2023	2.4
2024	2.4
Thereafter	18.7
Total minimum leaseback payments	$31.6

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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 27, 2020 and June 29, 2019.
Pursuant to the Separation and Distribution Agreement dated as of July 31, 2015 between the Company and Lumentum Holdings Inc. (Lumentum) and the Tax Matter Agreement dated as of July 31, 2015 between the Company and Lumentum, the Company is required to indemnify Lumentum and its subsidiaries for certain specified tax liabilities. During the second quarter of fiscal 2019, the Ontario Ministry of Finance denied the Company’s appeal of an assessment of the applicable tax liabilities at which time the Company recorded a charge of $2.4 million to its discontinued operations.
Outstanding Letters of Credit and Performance Bonds
As of June 27, 2020, the Company had standby letters of credit of $7.4 million and performance bonds of $1.0 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during fiscal years 2020 and 2019 (in millions):

	Year Ended
	June 27, 2020	June 29, 2019
Balance as of beginning of period	$8.7	$8.2
Provision for warranty	3.1	4.0
Utilization of reserve	(3.4)	(5.2)
Adjustments related to pre-existing warranties (including changes in estimates)	1.0	1.7
Balance as of end of period	$9.4	$8.7

Contingent Purchase Consideration
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and is remeasured each reporting period with subsequent adjustments recognized in the consolidated statements of income. See “Note 5. Acquisitions” for additional information related to the Company’s acquisitions. The Company discounts the contingent purchase consideration to present value using a risk adjusted interest rate at each reporting period. Contingent consideration is valued using significant Level 3 inputs, that are not observable in the market pursuant to fair value measurement accounting. While the Company believes the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.
The Company’s Level 3 liabilities as of June 27, 2020, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. As June 27, 2020 and June 29, 2019, the aggregate fair value of contingent consideration was $9.9 million and $38.4 million, respectively. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. See “Note 8. Fair Value Measurements” for additional information related to the Company’s earn-outs.
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined that the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The accrual is included as a component of other non-current liabilities, in the Company’s Consolidated Statement of Operations and Consolidated Balance Sheets, respectively.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of June 27, 2020, the related accrued pension liability was £7.5 million or $9.2 million.
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
Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM), uses operating segment financial information to evaluate segment performance and to allocate resources.

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
(iii) Optical Security and Performance Products:
OSP provides innovative, precision, high performance optical products for anti-counterfeiting, consumer and industrial, government, automotive, industrial and other markets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Information on the Company’s reportable segments is as follows (in millions):

	Year Ended June 27, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$669.1	$49.9	$719.0	$286.2	$—	$1,005.2
Service revenue	77.6	52.8	130.4	0.7	—	131.1
Net revenue	$746.7	$102.7	$849.4	$286.9	$—	$1,136.3

Gross profit	482.4	68.8	551.2	153.0	(38.9)	665.3
Gross margin	64.6%	67.0%	64.9%	53.3%		58.5%

Operating income			108.8	102.1	(92.8)	118.1
Operating margin			12.8%	35.6%		10.4%

	Year Ended June 29, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$666.2	$49.7	$715.9	$288.3	$—	$1,004.2
Service revenue	71.6	53.7	125.3	0.8	—	126.1
Net revenue	$737.8	$103.4	$841.2	$289.1	$—	$1,130.3

Gross profit	473.3	71.0	544.3	145.8	(38.7)	651.4
Gross margin	64.2%	68.7%	64.7%	50.4%		57.6%

Operating income			99.6	98.0	(130.2)	67.4
Operating margin			11.8%	33.9%		6.0%

	Year Ended June 30, 2018
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$497.1	$59.3	$556.4	$216.0	$—	$772.5
Service revenue	42.0	59.2	101.2	2.1	—	103.2
Net revenue	$539.1	$118.5	$657.6	$218.1	$—	$875.7

Gross profit	334.3	82.6	416.9	115.2	(43.7)	488.4
Gross margin	62.0%	69.7%	63.4%	52.8%		55.8%

Operating income			43.6	78.2	(119.9)	1.9
Operating margin			6.6%	35.9%		0.2%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
Corporate reconciling items impacting gross profit:
Total segment gross profit	$704.2	$690.1	$532.1
Stock-based compensation	(4.3)	(3.8)	(3.3)
Amortization of intangibles	(32.7)	(34.4)	(26.7)
Other charges unrelated to core operating performance	(1.9)	(0.5)	(13.7)
GAAP gross profit	$665.3	$651.4	$488.4

Corporate reconciling items impacting operating income:
Total segment operating income	$210.9	$197.6	$121.8
Stock-based compensation	(44.6)	(38.2)	(30.5)
Amortization of intangibles	(67.8)	(72.5)	(47.7)
Change in fair value of contingent liability (4)	31.5	5.9	—
Other charges unrelated to core operating performance (1)(2)(3)	(8.4)	(10.0)	(33.4)
Restructuring and related charges	(3.5)	(15.4)	(8.3)
GAAP operating income from continuing operations	$118.1	$67.4	$1.9

(1)	During the years ended June 27, 2020, other charges unrelated to core operating performance primarily consisted of $1.4 million in acquisition related costs.

(2)	During the years ended June 29, 2019, other charges unrelated to core operating performance primarily consisted of $5.0 million in acquisition related costs.

(3)
During the years ended June 30, 2018, other charges unrelated to core operating performance primarily consisted of a $12.7 million in acquisition related costs and $12.4 million in amortization of inventory step-up.

(4)	Refer to “Note 8. Fair Value Measurements” for further detail.

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions the Company operates in and net revenue from countries that exceeded 10% of the Company’s total net revenue (in millions):

	Years Ended
	June 27, 2020			June 29, 2019			June 30, 2018
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$288.3	$53.3	$341.6	$287.1	$55.0	$342.1	$282.6	$52.9	$335.5
Other Americas	57.8	15.4	73.2	69.4	14.8	84.2	64.2	16.8	81.0
Total Americas	$346.1	$68.7	$414.8	$356.5	$69.8	$426.3	$346.8	$69.7	$416.5

Asia-Pacific:
Greater China	$238.2	$7.5	$245.7	$209.4	$7.2	$216.6	$126.6	$2.0	$128.6
Other Asia	108.0	14.5	122.5	142.3	13.3	155.6	78.3	6.9	85.2
Total Asia-Pacific	$346.2	$22.0	$368.2	$351.7	$20.5	$372.2	$204.9	$8.9	$213.8

EMEA:
Switzerland	$64.5	$0.1	$64.6	$97.0	$—	$97.0	$75.2	$0.1	$75.3
Other EMEA	248.4	40.3	288.7	199.0	35.8	234.8	145.6	24.5	170.1
Total EMEA	$312.9	$40.4	$353.3	$296.0	$35.8	$331.8	$220.8	$24.6	$245.4

Total net revenue	$1,005.2	$131.1	$1,136.3	$1,004.2	$126.1	$1,130.3	$772.5	$103.2	$875.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SICPA Holding SA Company (SICPA), served by the Company’s OSP segment, generated more than 10% of VIAVI net revenue from continuing operations during fiscal 2020, 2019 and 2018 as summarized below (in millions):

	Years Ended
	June 27, 2020	June 29, 2019	June 30, 2018
SICPA - OSP customer	$139.9	$161.1	$129.3
Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	June 27, 2020	June 29, 2019
United States	$85.0	$89.4
Other Americas	1.6	1.6
China	43.8	49.0
Other Asia-Pacific	5.8	5.6
United Kingdom	30.1	23.8
Other EMEA	6.2	10.5
Total property, plant and equipment, net	$172.5	$179.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2020 and 2019 (in millions, except per share data):

	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019	June 29, 2019	March 30, 2019	December 29, 2018	September 29, 2018

Net revenue	$266.6	$256.2	$313.7	$299.8	$289.7	$265.2	$306.9	$268.5
Gross profit	154.6	146.8	189.5	174.4	169.5	153.5	178.0	150.4
Net income (loss) from continuing operations, net of tax	26.7	(32.8)	28.0	6.8	12.5	(4.8)	15.4	(15.3)
Net income (loss) from discontinued operations, net of tax	—	—	—	—	—	—	(2.4)	—
Net income (loss)	$26.7	$(32.8)	$28.0	$6.8	$12.5	$(4.8)	$13.0	$(15.3)

Net income (loss) per share from - basic:
Continuing operations (1)	$0.12	$(0.14)	$0.12	$0.03	$0.05	$(0.02)	$0.07	$(0.07)
Discontinued operations (1)	—	—	—	—	—	—	(0.01)	—
Net income (loss) (1)	$0.12	$(0.14)	$0.12	$0.03	$0.05	$(0.02)	$0.06	$(0.07)

Net income (loss) per share from - diluted:
Continuing operations (1)	$0.12	$(0.14)	$0.12	$0.03	$0.05	$(0.02)	$0.07	$(0.07)
Discontinued operations (1)	—	—	—	—	—	—	(0.01)	—
Net income (loss) (1)	$0.12	$(0.14)	$0.12	$0.03	$0.05	$(0.02)	$0.06	$(0.07)

Shares used in per-share calculation:
Basic	228.1	230.0	230.0	229.4	228.7	228.3	228.3	227.2
Diluted	230.3	230.0	238.3	236.4	232.5	228.3	230.4	227.2

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

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.    CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 27, 2020.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 27, 2020.
The effectiveness of the Company’s internal control over financial reporting as of June 27, 2020 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 Financial Statements and Supplementary Information.
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 27, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s executive officers and directors required by this Item is incorporated by reference to the section entitled “Proposal One—Elections of Directors” in the Company’s Definitive Proxy Statement in connection with the 2020 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 27, 2020. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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

(3)	Exhibits:
See Item 15(b)

(b)	Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Stock Purchase Agreement by and among IFR Systems, Inc., Lockman Electronic Holdings Limited, Aeroflex Test Solutions Limited and Viavi Solutions Inc. dated as of February 1, 2018	8-K	2.1	2/2/2018
2.2	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Stockholder’s and Registration Rights Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	4.1	8/5/2015
4.2	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017
4.3	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.4	Indenture, dated as of May 29, 2018 between Viavi Solutions Inc. and US Bank National Association as Trustee	8-K	4.1	5/29/2018
4.5	Form of 1.75% Senior Convertible Notes due 2023	8-K	4.2 (Incl. in 4.1)	5/29/2018
4.6	Description of Securities				X

10.1	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2	Employment Agreement between Amar Maletira and Viavi Solutions Inc. effective as of September 9, 2015	8-K	10.1	8/6/2015
10.3	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/27/2019
10.4	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.5	Restated 2003 Equity Incentive Plan	10-Q	10.1	2/6/2020
10.6	2003 Equity Incentive Plan Form of Performance Unit Award Agreement (for the U.S.)	10-Q	10.1	2/6/2019
10.7	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.8	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.9	Form of Option Grant Notice and Option Agreement, by and between the Registrant and Oleg Khaykin	S-8	99.1	2/11/2016
10.10	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.2	6/22/2020
10.11	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/2015
10.12	Credit Agreement, dated May 5, 2020 by Viavi Solutions Inc., the lenders party thereto and Wells Fargo N.A. as administrative agent	8-K	10.1	5/6/2020
10.13	Form of Exchange Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.1	5/29/2018
10.14	Form of Subscription Agreement between Viavi Solutions Inc. and Holders of 1.75% Senior Convertible Notes due 2023	8-K	10.2	5/29/2018
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020, formatted in Inline XBRL.	X

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 24, 2020	VIAVI SOLUTIONS INC.

	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
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

Signature	Title	Date
/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 24, 2020
Oleg Khaykin	(Principal Executive Officer)

/s/ AMAR MALETIRA	Executive Vice President and Chief Financial Officer	August 24, 2020
Amar Maletira	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 24, 2020
Richard Belluzzo

/s/ KEITH BARNES	Director	August 24, 2020
Keith Barnes

/s/ TOR BRAHAM	Director	August 24, 2020
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 24, 2020
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 24, 2020
Donald Colvin

/s/ MASOOD JABBAR	Director	August 24, 2020
Masood Jabbar

/s/ LAURA BLACK	Director	August 24, 2020
Laura Black

/s/ GLENDA DORCHAK	Director	August 24, 2020
Glenda Dorchak