Form 10-Q
period 2020-10-03
VIAVI SOLUTIONS INC.
filed 2020-11-10
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2020
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

As of October 31, 2020, the Registrant had 228,993,740 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 3, 2020	September 28, 2019
Revenues:
Product revenue	$247.9	$264.8
Service revenue	36.8	35.0
Total net revenue	284.7	299.8
Cost of revenues:
Product cost of revenue	93.6	104.3
Service cost of revenue	13.5	12.7
Amortization of acquired technologies	8.2	8.4
Total cost of revenues	115.3	125.4
Gross profit	169.4	174.4
Operating expenses:
Research and development	48.8	51.5
Selling, general and administrative	81.4	93.2
Amortization of other intangibles	8.5	8.7
Restructuring and related (benefits) charges	(0.6)	0.3
Total operating expenses	138.1	153.7
Income from operations	31.3	20.7
Interest income and other income, net	0.6	2.7
Interest expense	(9.0)	(8.3)
Income before taxes	22.9	15.1
Provision for income taxes	8.6	8.3
Net income	$14.3	$6.8

Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

Shares used in per-share calculations:
Basic	228.8	229.4
Diluted	231.8	236.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2020	September 28, 2019
Net income	$14.3	$6.8
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	27.6	(27.4)
Amortization of actuarial income (losses)	0.8	0.7
Net change in accumulated other comprehensive income (loss)	28.4	(26.7)
Comprehensive income (loss)	$42.7	$(19.9)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 3, 2020	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$590.8	$539.0
Short-term investments	1.5	1.5
Restricted cash	3.2	3.5
Accounts receivable, net	220.1	235.5
Inventories, net	87.3	83.3
Prepayments and other current assets	58.7	50.8
Total current assets	961.6	913.6
Property, plant and equipment, net	175.4	172.5
Goodwill, net	387.9	381.4
Intangibles, net	134.4	148.1
Deferred income taxes	110.2	105.4
Other non-current assets	54.9	55.3
Total assets	$1,824.4	$1,776.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45.2	$53.0
Accrued payroll and related expenses	51.2	51.4
Deferred revenue	60.1	54.6
Accrued expenses	21.4	22.6
Current portion of long-term debt	—	2.8
Other current liabilities	49.6	48.4
Total current liabilities	227.5	232.8
Long-term debt	606.6	600.9
Other non-current liabilities	236.5	231.2
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 229 million shares at October 3, 2020 and 229 million shares at June 27, 2020, issued and outstanding	0.2	0.2
Additional paid-in capital	70,280.7	70,274.3
Accumulated deficit	(69,389.6)	(69,397.2)
Accumulated other comprehensive loss	(137.5)	(165.9)
Total stockholders’ equity	753.8	711.4
Total liabilities and stockholders’ equity	$1,824.4	$1,776.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2020	September 28, 2019
OPERATING ACTIVITIES:
Net income	$14.3	$6.8
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	8.8	9.8
Amortization of acquired technologies and other intangibles	16.7	17.1
Stock-based compensation	12.5	10.3
Amortization of debt issuance costs and accretion of debt discount	5.9	5.5
Net change in fair value of contingent liabilities	—	1.7
Other	0.6	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19.7	0.5
Inventories	(3.4)	(3.4)
Other current and non-currents assets	(3.2)	(1.7)
Accounts payable	(8.5)	(1.6)
Income taxes payable	2.5	2.0
Deferred revenue, current and non-current	4.0	(4.1)
Deferred taxes, net	(1.0)	(1.3)
Accrued payroll and related expenses	(1.4)	3.8
Accrued expenses and other current and non-current liabilities	(3.6)	(14.7)
Net cash provided by operating activities	$63.9	$31.3

INVESTING ACTIVITIES:
Capital expenditures	$(8.0)	$(7.1)
Proceeds from the sale of assets	0.5	1.2
Net cash used in investing activities	$(7.5)	$(5.9)

FINANCING ACTIVITIES:
Payment of debt issuance costs	$(0.1)	$—
Repurchase and retirement of common stock	(6.7)	(1.5)
Withholding tax payment on vesting of restricted stock awards	(9.3)	(7.6)
Payment of financing obligations	(0.4)	(1.0)
Proceeds from employee stock purchase plan	3.5	2.3
Payment of debt	(2.8)	—
Net cash used in financing activities	$(15.8)	$(7.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	$11.2	$(14.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	51.8	3.2
Cash, cash equivalents and restricted cash at the beginning of the period (1)	547.4	530.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$599.2	$533.6

(1) These amounts include both current and non-current balances of restricted cash totaling $8.4 million and $8.9 million as of June 27, 2020 and June 29, 2019, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.4 million and $8.3 million as of October 3, 2020 and September 28, 2019, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended October 3, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,274.3	$(69,397.2)	$(165.9)	$711.4
Net income	—	—	—	14.3	—	14.3
Other comprehensive income	—	—	—	—	28.4	28.4
Shares issued under employee stock plans, net of tax	1.6	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	12.5	—	—	12.5
Repurchase of common stock	(0.6)	—	—	(6.7)	—	(6.7)
Balance at October 3, 2020	229.3	$0.2	$70,280.7	$(69,389.6)	$(137.5)	$753.8

Three Months Ended September 28, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0	—	3.0
Net income	—	—	—	6.8	—	6.8
Other comprehensive loss	—	—	—	—	(26.7)	(26.7)
Shares issued under employee stock plans, net of tax	1.7	—	(9.7)	—	—	(9.7)
Stock-based compensation	—	—	10.4	—	—	10.4
Repurchase of common stock	(0.1)	—	—	(1.5)	—	(1.5)
Balance at September 28, 2019	230.4	$0.2	$70,245.4	$(69,376.2)	$(161.3)	$708.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”) for the three months ended October 3, 2020 and September 28, 2019 is unaudited, and includes all normal and recurring adjustments Company management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended June 27, 2020.
There have been no material changes to the Company’s accounting policies during the three months ended October 3, 2020, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 27, 2020 on Form 10-K, filed with the SEC on August 24, 2020.
The balance sheet as of June 27, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 3, 2020 and September 28, 2019 may not be indicative of results for the fiscal year ending July 3, 2021 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2021 is a 53-week year ending on July 3, 2021. The Company’s fiscal 2020 was a 52-week year ending on June 27, 2020. The Company’s first quarter of fiscal year 2021 was a 14-week quarter compared to the standard 13-week quarters.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial assets will be estimated based on expected losses. In the first quarter of fiscal 2021 the Company adopted the accounting standard using the modified retrospective approach. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.
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
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	October 3, 2020	September 28, 2019
Numerator:
Net income	$14.3	$6.8
Denominator:
Weighted-average shares outstanding:
Basic	228.8	229.4
Shares issuable assuming conversion of convertible notes (1)	—	2.8
Effect of dilutive securities from stock-based benefit plans	3.0	4.2
Diluted	231.8	236.4

Net income per share:
Basic	$0.06	$0.03
Diluted	$0.06	$0.03

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
	(2) (3)
Restricted stock units	1.0	0.1

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
For the three months ended October 3, 2020, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 27, 2020	$(5.1)	$(129.6)	$(31.2)	$(165.9)
Other comprehensive income before reclassification	—	27.6	—	27.6
Amounts reclassified to accumulated other comprehensive loss	—	—	0.8	0.8
Net current-period other comprehensive income	—	27.6	0.8	28.4
Ending balance as of October 3, 2020	$(5.1)	$(102.0)	$(30.4)	$(137.5)

(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (“R&D”) and selling, general and administrative (“SG&A”) in the Consolidated Statement of Operations for the three months ended October 3, 2020. There was no tax impact for the three months ended October 3, 2020. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of October 3, 2020 and June 27, 2020, the Company had total unbilled receivables (Unbilled Receivables/Contract Assets) of $5.1 million and $3.8 million, respectively.
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
The following tables summarize the activity related to deferred revenue (in millions):

October 3, 2020
Three Months Ended
Deferred revenue:
Balance at beginning of period	$74.6
Revenue deferrals for new contracts (1)	29.8
Revenue recognized during the period	(24.3)
Balance at end of period	$80.1

Short-term deferred revenue	$60.1
Long-term deferred revenue	$20.0

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are not delivered or incomplete, as of October 3, 2020. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancelable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The value of the transaction price allocated to remaining performance obligations as of October 3, 2020, was $205.5 million. The Company expects to recognize approximately 88% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
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
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

	June 27, 2020	Charged to Costs and Expenses	Deductions (1)	October 3, 2020
Allowance for doubtful accounts	$3.0	$0.1	$(0.4)	$2.7

(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	October 3, 2020	June 27, 2020
Finished goods	$30.8	$30.0
Work in process	13.6	22.5
Raw materials	42.9	30.8
Inventories, net	$87.3	$83.3

Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	October 3, 2020	June 27, 2020
Prepayments	$11.8	$10.9
Asset held for sale	2.5	2.5
Advances to contract manufacturers	7.0	7.3
Refundable income taxes	12.3	10.8
Transaction tax receivables	9.7	10.6
Other current assets	15.4	8.7
Prepayments and other current assets	$58.7	$50.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other current liabilities
The following table presents the components of other current liabilities (in millions):

	October 3, 2020	June 27, 2020
Customer prepayments	$0.4	$0.5
Restructuring accrual	4.0	6.5
Income tax payable	13.1	10.7
Warranty accrual	4.6	4.6
Transaction tax payable	4.2	3.2
Operating lease liabilities (Note 12)	12.0	11.7
Foreign exchange forward contracts liability	1.5	1.5
Other	9.8	9.7
Other current liabilities	$49.6	$48.4

Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	October 3, 2020	June 27, 2020
Pension and post-employment benefits	$106.2	$102.7
Financing obligation	16.2	16.2
Deferred tax liability	23.6	23.9
Long-term deferred revenue	20.0	20.0
Fair value of contingent consideration (1)	8.9	9.4
Operating lease liabilities (Note 12)	26.3	28.1
Uncertain tax position	11.9	11.6
Other	23.4	19.3
Other non-current liabilities	$236.5	$231.2

(1) See “Note 8. Fair Value Measurements” of the Notes to our Consolidated Financial Statements for more detail.
Note 7. Investments and Forward Contracts
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of October 3, 2020 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5

The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of October 3, 2020, the total estimated fair value of $0.5 million was classified as other non-current assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of October 3, 2020, were $1.5 million, of which $0.4 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three months ended October 3, 2020 and September 28, 2019, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of October 3, 2020, (in millions):

	Amortized Cost/ Carrying Cost	Estimated Fair Value
Amounts maturing in more than 5 years	$0.9	$0.5
Total debt available-for-sale securities	$0.9	$0.5

The following table presents the Company’s available-for-sale securities as of June 27, 2020, (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available-for-sale securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale securities	$0.9	$—	$(0.4)	$0.5

As of June 27, 2020, the estimated fair value of $0.5 million was classified as other non-current assets.
In addition to the amounts presented above, as of June 27, 2020, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $1.4 million, of which $0.3 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of October 3, 2020 and June 27, 2020, the Company did not hold any Level 3 investment securities. The fair value of the Company’s contingent liabilities was determined using Level 3 inputs, as discussed further in “Note 8. Fair Value Measurements”.

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
As of October 3, 2020, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $8.0 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 27, 2020, the fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of October 3, 2020 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $129.3 million and $146.4 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $19.8 million and $22.0 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $6.5 million and a loss of $2.6 million for the three months ended October 3, 2020 and September 28, 2019, respectively.

Note 8. Fair Value Measurements
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	October 3, 2020				June 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities	$0.5	$—	$0.5	$—	$0.5	$—	$0.5	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.5	—	0.5	—
Money market funds	347.7	347.7	—	—	334.6	334.6	—	—
Trading securities	1.5	1.5	—	—	1.4	1.4	—	—
Foreign currency forward contracts (1)	8.0	—	8.0	—	2.2	—	2.2	—
Total assets (2)	$357.7	$349.2	$8.5	$—	$338.7	$336.0	$2.7	$—

Liability:
Foreign currency forward contracts (3)	$1.5	$—	$1.5	$—	$1.5	$—	$1.5	$—
Contingent consideration (4)	9.9	—	—	9.9	9.9	—	—	9.9
Total liabilities	$11.4	$—	$1.5	$9.9	$11.4	$—	$1.5	$9.9
(1)$8.0 million and $2.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of October 3, 2020 and June 27, 2020, respectively.
(2)Includes as of October 3, 2020, $340.2 million in cash and cash equivalents, $1.5 million in short-term investments, $3.2 million in restricted cash, $8.0 million in prepayments and other current assets and $4.8 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 27, 2020, $327.2 million in cash and cash equivalents, $1.4 million in short-term investments, $3.4 million in restricted cash, $2.2 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Includes $1.5 million and $1.5 million in other current liabilities on the Company’s Consolidated Balance Sheets as of October 3, 2020 and June 27, 2020, respectively.
(4)Includes $8.9 million and $9.4 million in other non-current liabilities and $1.0 million and $0.5 million in other current liabilities as of October 3, 2020 and June 27, 2020, respectively.
The Company’s Level 3 liabilities as of October 3, 2020, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. As of October 3, 2020 and June 27, 2020 and, the aggregate fair value of contingent consideration was $9.9 million, respectively. The fair value of earn-out liabilities were determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in fair value of the Company’s Level 3 liabilities for the three months ended October 3, 2020 (in millions):

Three Months Ended
October 3, 2020
Balance as of June 27, 2020	$9.9
Fair value adjustment of contingent consideration liabilities	—
Balance as of October 3, 2020	$9.9

No payments were made in connection with the Company’s contingent earn-out liabilities during the three months ended October 3, 2020 and September 28, 2019.
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2020	$334.9	$4.3	$42.2	$381.4
Currency translation adjustments	6.5	—	—	6.5
Balance as of October 3, 2020	$341.4	$4.3	$42.2	$387.9

The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2020, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three months ended October 3, 2020.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of October 3, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$441.9	$(352.8)	$89.1
Customer relationships	197.3	(163.0)	34.3
Other (1)	36.6	(25.6)	11.0
Total intangibles	$675.8	$(541.4)	$134.4

As of June 27, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.1	$(341.6)	$95.5
Customer relationships	194.7	(154.1)	40.6
Other (1)	35.7	(23.7)	12.0
Total intangibles	$667.5	$(519.4)	$148.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)	Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Cost of revenues	$8.2	$8.4
Operating expenses	8.5	8.7
Total amortization of intangible assets	$16.7	$17.1

Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of October 3, 2020, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$48.4
2022	38.6
2023	24.7
2024	10.2
2025	5.6
Thereafter	6.9
Total amortization	$134.4

The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of October 3, 2020 and June 27, 2020, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	October 3, 2020	June 27, 2020
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(73.7)	(79.1)
Unamortized debt issuance cost	(4.7)	(5.0)
Carrying amount of liability component	$606.6	$600.9

Carrying amount of equity component (1)	$136.8	$136.8

(1)	Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of October 3, 2020 and June 27, 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of October 3, 2020 and June 27, 2020, we had no amounts outstanding under the Credit Agreement.
1.75% Senior Convertible Notes (“2023 Notes”)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the “Private Placement”). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of October 3, 2020, the expected remaining term of the 2023 Notes is 2.7 years.
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
Based on quoted market prices as of October 3, 2020 and June 27, 2020, the fair value of the 2023 Notes was approximately $250.9 million and $251.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (“2024 Notes”)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of October 3, 2020, the expected remaining term of the 2024 Notes is 3.4 years.
Based on quoted market prices as of October 3, 2020 and June 27, 2020, the fair value of the 2024 Notes was approximately $524.8 million and $523.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Interest expense-contractual interest	$2.1	$2.1
Amortization of debt issuance cost	0.5	0.3
Accretion of debt discount	5.4	5.1

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
For the three months ended October 3, 2020 and September 28, 2019, the total operating lease costs were $3.4 million and $3.3 million, respectively. Total variable lease costs were immaterial during the three months ended October 3, 2020 and September 28, 2019. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of October 3, 2020, the weighted-average remaining lease term was 5.1 years, and the weighted-average discount rate was 4.7%.
For the three months ended October 3, 2020 and September 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $4.4 million and $3.4 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $1.6 million and $1.9 million, respectively.
The balance sheet information related to our operating leases is as follows (in millions):

October 3, 2020
Other non-current assets	$40.2
Total operating ROU assets	$40.2

Other current liabilities	$12.0
Other non-current liabilities	26.3
Total operating lease liabilities	$38.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum operating lease payments as of October 3, 2020 are as follows (in millions):

Operating Leases
Remainder of 2021	$9.1
2022	11.0
2023	6.6
2024	4.8
2025	3.9
Thereafter	7.7
Total lease payments	$43.1
Less: Interest	(4.8)
Present value of lease liabilities	$38.3

Future minimum operating lease payments as of June 27, 2020, were as follows (in millions):

Operating Leases
Fiscal 2021	$12.8
Fiscal 2022	10.2
Fiscal 2023	6.0
Fiscal 2024	4.6
Fiscal 2025	3.6
Thereafter	7.5
Total lease payments	$44.7
Less: Interest	(4.9)
Present value of lease liabilities	$39.8

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
As of October 3, 2020 and June 27, 2020, the Company’s total restructuring accrual was $4.0 million and $6.5 million, respectively. During the three months ended October 3, 2020, the Company recorded restructuring and related benefits charges of $0.6 million. During the three months ended September 28, 2019, the Company recorded restructuring and related charges of $0.3 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three months ended October 3, 2020 (in millions):

	Balance June 27, 2020	Three Months Ended October 3, 2020 Benefits	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance October 3, 2020
Fiscal 2019 Plan
NSE, including AW (1)	$6.5	$(0.6)	$(2.0)	$0.1	$4.0
Total (3)	$6.5	$(0.6)	$(2.0)	$0.1	$4.0

(1)	Plan type includes workforce reduction cost.

(2)	Other adjustments represents the effect of currency translation adjustments.

(3)	$4.0 million and $6.5 million in other current liabilities on the Consolidated Balance Sheets as of October 3, 2020 and June 27, 2020, respectively.
Fiscal 2019 Plans
NSE, including AW Restructuring Plan
During the first quarter of fiscal 2019, Management approved restructuring and workforce reduction plans within its Network Service and Enablement (“NSE”) business, including actions related to the recently acquired AW business. These actions further drive the Company’s strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in the Company’s NSE business. Included in these restructuring plans are specific actions to consolidate and integrate the newly acquired AW business within the NSE business segment. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount and to further drive operational improvement.
During the first quarter of fiscal 2021 restructuring benefits of $0.6 million was recorded in the three months ended October 3, 2020 for adjustments to severance and employee benefits. Payments related to the severance and benefits accrual are expected to be paid by the end of the fourth quarter of fiscal 2021.
Note 14. Income Taxes
The Company recorded an income tax provision of $8.6 million and $8.3 million for the three months ended October 3, 2020 and September 28, 2019, respectively.
The income tax provision for the three months ended October 3, 2020 and September 28, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income (loss) from continuing operations.
As of October 3, 2020, and June 27, 2020, the Company’s unrecognized tax benefits totaled $48.3 million and $48.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.6 million accrued for the payment of interest and penalties at October 3, 2020. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

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

During the three months ended October 3, 2020, the Company repurchased 565 thousand shares of its common stock for $6.7 million. As of October 3, 2020, the Company had remaining authorization of $148.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
Note 16. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 3, 2020 and September 28, 2019, as follows (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Cost of revenues	$1.2	$1.0
Research and development	2.2	1.7
Selling, general and administrative	9.1	7.6
Total stock-based compensation expense	$12.5	$10.3

Approximately $1.2 million and $1.0 million of stock-based compensation expense was capitalized to inventory as of October 3, 2020 and September 28, 2019, respectively.
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
During the three months ended October 3, 2020 and September 28, 2019, the Company granted 2.5 million and 2.9 million time-based awards, respectively. The fair value of the time-based Full Value Awards is based on the closing market price of the Company’s common stock on the date of award. These time-based awards granted to eligible employees generally vest in annual or quarterly installments over a period of three years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the three months ended October 3, 2020 and September 28, 2019, the Company granted 0.6 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the three months ended October 3, 2020 and September 28, 2019, the Company granted an additional 0.1 million and 0.1 million shares due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the three months ended October 3, 2020 and September 28, 2019 were estimated to be $8.9 million and $6.2 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment of certain performance

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

measures and the employee’s continued service through the vest date. The performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of October 3, 2020, $75.5 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized.
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
As of October 3, 2020, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 3, 2020, the Company contributed $1.0 million to the U.K. plan and $0.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Service cost	$0.1	$0.1
Interest cost	0.3	0.4
Expected return on plan assets	(0.4)	(0.4)
Amortization of net actuarial losses	0.8	0.7
Net periodic benefit cost	$0.8	$0.8

Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $10.0 million related to its defined benefit pension plans during fiscal 2021 to make current benefit payments and fund future obligations. As of October 3, 2020, approximately $1.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2020.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of October 3, 2020, the related accrued pension liability was £6.5 million or $8.4 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of October 3, 2020 and June 27, 2020.
Outstanding Letters of Credit and Performance Bonds
As of October 3, 2020, the Company had standby letters of credit of $7.5 million and performance bonds of $0.9 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the changes in the Company’s warranty reserve during the three months ended October 3, 2020 and September 28, 2019, (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019
Balance as of beginning of period	$9.4	$8.7
Provision for warranty	0.4	0.4
Utilization of reserve	(0.2)	(1.0)
Adjustments to pre-existing warranties (includes changes in estimates)	—	0.7
Balance as of end of period	$9.6	$8.8

Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (“CODM”). The Company's reportable segments reflect the way the Company's (CODM) reviews and assesses performance of the business.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables presents information on the Company’s reportable segments for the three months ended October 3, 2020 and September 28, 2019 (in millions):

	Three Months Ended October 3, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$139.2	$7.7	$146.9	$101.0	$—	$247.9
Service revenue	22.9	13.7	36.6	0.2	—	36.8
Net revenue	$162.1	$21.4	$183.5	$101.2	$—	$284.7

Gross profit	$103.5	$14.3	$117.8	$61.0	$(9.4)	$169.4
Gross margin	63.8%	66.8%	64.2%	60.3%		59.5%

Operating income			$13.3	$47.3	$(29.3)	$31.3
Operating margin			7.2%	46.7%		11.0%

	Three Months Ended September 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$177.3	$7.7	$185.0	$79.8	$—	$264.8
Service revenue	21.6	13.2	34.8	0.2	—	35.0
Net revenue	$198.9	$20.9	$219.8	$80.0	$—	$299.8

Gross profit	$128.0	$12.6	$140.6	$43.3	$(9.5)	$174.4
Gross margin	64.4%	60.3%	64.0%	54.1%		58.2%

Operating income			$22.3	$30.4	$(32.0)	$20.7
Operating margin			10.1%	38.0%		6.9%

	Three Months Ended
	October 3, 2020	September 28, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$178.8	$183.9
Stock-based compensation	(1.2)	(1.0)
Amortization of intangibles	(8.2)	(8.4)
Other charges unrelated to core operating performance (1)	—	(0.1)
GAAP gross profit	$169.4	$174.4

Corporate reconciling items impacting operating income:
Total segment operating income	$60.6	$52.7
Stock-based compensation	(12.5)	(10.3)
Amortization of intangibles	(16.7)	(17.1)
Change in fair value of contingent liability	—	(1.7)
Other charges unrelated to core operating performance (1)	(0.7)	(2.6)
Restructuring and related (benefits) charges	0.6	(0.3)
GAAP operating income from continuing operations	$31.3	$20.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
During the three months ended October 3, 2020 and September 28, 2019, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (“EMEA”). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following tables present net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue for the three months ended October 3, 2020 and September 28, 2019 (in millions):

	Three Months Ended
	October 3, 2020			September 28, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$63.7	$14.1	$77.8	$71.4	$13.6	$85.0
Other Americas	14.3	3.3	17.6	16.6	4.1	20.7
Total Americas	$78.0	$17.4	$95.4	$88.0	$17.7	$105.7

Asia-Pacific:
Greater China	$77.3	$1.7	$79.0	$70.5	$1.4	$71.9
Other Asia-Pacific	25.4	3.8	29.2	31.3	4.0	35.3
Total Asia-Pacific	$102.7	$5.5	$108.2	$101.8	$5.4	$107.2

EMEA:
Switzerland	$17.9	$0.1	$18.0	$12.2	$—	$12.2
Other EMEA	49.3	13.8	63.1	62.8	11.9	74.7
Total EMEA	$67.2	$13.9	$81.1	$75.0	$11.9	$86.9

Total net revenue	$247.9	$36.8	$284.7	$264.8	$35.0	$299.8

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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2020.

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (“VIAVI” also referred to as “the Company”, “we”, “our” and “us”), is a global provider of network test, monitoring and assurance solutions for communications service providers, enterprises, network equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in light management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, government, automotive, and defense applications.
To serve our markets we operated the following business segments:

•	Network Enablement (NE);

•	Service Enablement (SE), and;

•	Optical Security and Performance Products (OSP).
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia Solutions and Networks and Verizon Communications, Inc.
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

Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions -, which primarily consist of instruments, microprobes and software -, monitor, collect and analyze network data to reveal the actual customer experience, and identify opportunities for new revenue streams and network optimization.
Our portfolio of SE solutions addresses the same lab and production environments, field deployment and service assurance for operational and fixed communications networks, including storage networks, as our NE portfolio,.

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
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, automotive industrial and other markets.
Our anti-counterfeiting offerings for the currency market include, OVP and OVMP. OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. We also provide OVMP®, a technology that delivers depth and motion effects for authenticating banknotes. Our anti-counterfeiting technologies are deployed on the banknotes of more than 100 countries today.
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
OSP serves customers such as, SICPA Holding SA Company (SICPA), STMicroelectronics N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
COVID-19 Pandemic Update
The COVID-19 pandemic has confirmed cases in the U.S. and most of the countries and territories we operate in worldwide. The pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, temporary business closures, among others. The COVID-19 pandemic and these aforementioned measures, have had and continue to have, a substantial macroeconomic impact on businesses and economies worldwide. These conditions may continue and result in an adverse impact to our operations.
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
The COVID-19 pandemic has not had a substantial net impact on our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets enabled by our strong credit ratings. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.
We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges as many of our customers have also closed their facilities and are operating under similar restrictions. Additionally, NSE has experienced some impact to customer demand including for Field Instruments. Customer demand will be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (U.S. GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets, and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material.
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). There have been no material changes to our critical accounting policies and estimates.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	October 3, 2020	September 28, 2019	Change	Percent Change
Segment net revenue:
NE	$162.1	$198.9	$(36.8)	(18.5)%
SE	21.4	20.9	0.5	2.4%
OSP	101.2	80.0	21.2	26.5%
Total net revenue	$284.7	$299.8	$(15.1)	(5.0)%

Gross profit	$169.4	$174.4	$(5.0)	(2.9)%
Gross margin	59.5%	58.2%

Research and development	$48.8	$51.5	$(2.7)	(5.2)%
Percentage of net revenue	17.1%	17.2%

Selling, general and administrative	$81.4	$93.2	$(11.8)	(12.7)%
Percentage of net revenue	28.6%	31.1%

Restructuring and related (benefits) charges	$(0.6)	$0.3	$(0.9)	(300.0)%
Percentage of net revenue	(0.2)%	0.1%

Interest and other income, net	$0.6	$2.7	$(2.1)	(77.8)%
Percentage of net revenue	0.2%	0.9%

Interest expense	$(9.0)	$(8.3)	$0.7	8.4%
Percentage of net revenue	3.2%	2.8%

Provision for income taxes	$8.6	$8.3	$0.3	3.6%
Percentage of net revenue	3.0%	2.8%

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
Three months ended October 3, 2020 and September 28, 2019
Net revenue decreased by $15.1 million, or 5.0%, during the three months ended October 3, 2020 compared to the same period a year ago. This decrease was due to revenue decrease from our NE segment, partially offset by revenue increase in our OSP and SE segments as discussed below.
Product revenues decreased by $16.9 million, or 6.4%, during the three months ended October 3, 2020 compared to the same period a year ago. This decrease was primarily due to revenue declines from our NE and SE segments, partially offset by increased revenues from our OSP segment as discussed below.
Service revenues increased by $1.8 million, or 5.1%, during the three months ended October 3, 2020 compared to the same period a year ago. This increase was primarily due to increased revenues from our NE and SE segments.
NE net revenue decreased by $36.8 million, or 18.5%, during the three months ended October 3, 2020 compared to the same period a year ago. This decrease was driven by the impact to our business from the COVID-19 lockdown primarily in our Field Instruments, such as Cable, Access and AvComm products.
SE net revenue increased by $0.5 million, or 2.4%, during the three months ended October 3, 2020 compared to the same period a year ago. This increase is primarily driven by increased revenue from our Growth Assurance products.
OSP net revenue increased by $21.2 million, or 26.5%, during the three months ended October 3, 2020 compared to the same period a year ago. This increase is primarily driven by growth in revenue across all product lines which include our Anti-Counterfeiting, 3D Sensing, and Aerospace & Defense products.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period over period variability in our financial measures and present foreign exchange rate risks.
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

	Three Months Ended
	October 3, 2020		September 28, 2019
Americas:
United States	$77.8	27.3%	$85.0	28.4%
Other Americas	17.6	6.2%	20.7	6.9%
Total Americas	$95.4	33.5%	$105.7	35.3%

Asia-Pacific:
Greater China	$79.1	27.8%	$71.9	24.0%
Other Asia-Pacific	29.1	10.2%	35.3	11.8%
Total Asia-Pacific	$108.2	38.0%	$107.2	35.8%

EMEA:
Switzerland	$17.9	6.3%	$12.2	4.0%
Other EMEA	63.2	22.2%	74.7	24.9%
Total EMEA	$81.1	28.5%	$86.9	28.9%

Total net revenue	$284.7	100.0%	$299.8	100.0%
Net revenue from customers outside the Americas during the three months ended October 3, 2020 and September 28, 2019 represented 66.5% and 64.7% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 1.3 percentage points during the three months ended October 3, 2020 from 58.2% in the same period a year ago to 59.5% in the current period. This increase was primarily driven by favorable product mix within our OSP segment.
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
Research and Development
R&D expense decreased by $2.7 million, or 5.2%, during the three months ended October 3, 2020 compared to the same period a year ago. This decrease was primarily driven by variable expense reductions and cost efficiencies during the period. As a percentage of net revenue, R&D remained relatively flat, declining 0.1 percentage points during the three months ended October 3, 2020 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative

SG&A expense decreased by $11.8 million or 12.7%, during the three months ended October 3, 2020 compared to the same period a year ago. This decrease was primarily due to decreased spend on sales commissions, travel and entertainment expenses in the current period. As a percentage of net revenue, SG&A decreased 2.5 percentage points during the three months ended October 3, 2020 compared to the same period a year ago.
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

As of October 3, 2020, our total restructuring accrual was $4.0 million. During the three months ended October 3, 2020, we recorded restructuring and benefits charges of $0.6 million. During the three months ended September 28, 2019, the Company recorded restructuring and related charges of $0.3 million. Refer to “Note 13. Restructuring and Related Charges” for more information.
Interest and Other Income, Net
Interest and other income, net, was $0.6 million during the three months ended October 3, 2020 compared to $2.7 million the same period a year ago. This $2.1 million decrease was primarily driven by a $1.3 million decrease in interest income due to lower yields on money market funds in which we invest excess cash during the current period and a $1.1 million unfavorable foreign exchange impact as the balance sheet hedging program provided less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $0.7 million, or 8.4%, during the three months ended October 3, 2020 compared to the same period a year ago. This increase was primarily due to the commitment fee on unutilized portion of the revolving credit facility, the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion of the 2023 Notes and 2024 Notes during the current period.
Provision for Income Taxes
We recorded an income tax provision of $8.6 million and $8.3 million for the three months ended October 3, 2020 and September 28, 2019, respectively.
The income tax provision for the three months ended October 3, 2020 and September 28, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income (loss) from continuing operations.
As of October 3, 2020, and June 27, 2020, our unrecognized tax benefits totaled $48.3 million and $48.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $3.6 million accrued for the payment of interest and penalties at October 3, 2020. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended
	October 3, 2020	September 28, 2019	Change	Percentage Change
Network Enablement
Net revenue	$162.1	$198.9	$(36.8)	(18.5)%
Gross profit	103.5	128.0	(24.5)	(19.1)%
Gross margin	63.8%	64.4%

Service Enablement
Net revenue	$21.4	$20.9	$0.5	2.4%
Gross profit	14.3	12.6	1.7	13.5%
Gross margin	66.8%	60.3%

Network and Service Enablement
Net revenue	$183.5	$219.8	$(36.3)	(16.5)%
Operating income	13.3	22.3	(9.0)	(40.4)%
Operating margin	7.2%	10.1%

Optical Security and Performance
Net revenue	$101.2	$80.0	$21.2	26.5%
Gross profit	61.0	43.3	17.7	40.9%
Gross margin	60.3%	54.1%
Operating income	47.3	30.4	16.9	55.6%
Operating margin	46.7%	38.0%
Network Enablement
During the three months ended October 3, 2020, NE gross margin decreased by 0.6 percentage points from 64.4% in the same period a year ago to 63.8% in the current period reflecting lower revenue volumes due to the impact of COVID-19.
Service Enablement
During the three months ended October 3, 2020, SE gross margin increased by 6.5 percentage points from 60.3% in the same period a year ago to 66.8% in the current period. This increase was primarily due to favorable product mix in our Assurance growth products.
Network and Service Enablement (“NSE”)
During the three months ended October 3, 2020, NSE operating margin decreased by 2.9 percentage points from 10.1% in the same period a year ago to 7.2% in the current period. This decrease in operating margin was primarily driven by lower revenue volume and gross profit margin in NE segment and offset by a reduction in operating expenses reflecting disciplined expense management and ongoing efficiency programs and lower variable expenses such as commissions, events travel and entertainment due to the pandemic.
Optical Security and Performance Products
During the three months ended October 3, 2020 OSP gross margin increased by 6.2 percentage points from 54.1% in the same period a year ago to 60.3% in the current period. This increase was primarily due to higher volume and better manufacturing cost absorption.

OSP operating margin increased by 8.7 percentage points during the three months ended October 3, 2020 from 38.0% in the same period a year ago to 46.7% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
Liquidity and Capital Resources
As of October 3, 2020 and June 27, 2020, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $595.5 million and $544.0 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our 10-K. As of October 3, 2020, U.S. entities owned approximately 50.9% of our cash and cash equivalents, short-term investments and short-term restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of October 3, 2020, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended October 3, 2020, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of October 3, 2020, we had no amounts outstanding under the Credit Agreement.
Three Months Ended October 3, 2020
As of October 3, 2020, our combined balance of cash and cash equivalents and restricted cash increased by $51.8 million to $599.2 million from $547.4 million as of June 27, 2020.
During the three months ended October 3, 2020, Cash provided by operating activities was $63.9 million, consisting of net income of $14.3 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $43.5 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $6.1 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $19.7 million driven by strong collections in the quarter, an increase in deferred revenue of $4.0 million, an increase in income taxed payable of $2.5 million. These were partially offset by a decrease in accounts payable of $8.5 million due to the timing of payment in the quarter, an increase in other current and non-current assets of $3.2 million, an increase in inventory of $3.4 million, a decrease in accrued expenses and other current and non-current liabilities of $3.6 million, and a decrease in accrued payroll and related expenses of $1.4 million.
During the three months ended October 3, 2020, Cash used in investing activities was $7.5 million, primarily related to $8.0 million of cash used for capital expenditures, offset by $0.5 million proceeds from sales of assets.

During the three months ended October 3, 2020, Cash used in financing activities was $15.8 million, primarily resulting from $9.3 million in withholding tax payments on the vesting of restricted stock awards, $6.7 million in cash paid to repurchase common stock under our share repurchase program, $2.8 million cash paid to settle assumed debt from an acquisition in fiscal year 2020 and $0.4 million payments on financing obligations; offset by $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Three Months Ended September 28, 2019
As of September 28, 2019, our combined balance of cash and cash equivalents and restricted cash decreased by $3.2 million to $533.6 from $530.4 million as of June 29, 2019.
During the three months ended September 28, 2019, Cash provided by operating activities was $31.3 million, consisting of net income of $6.8 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $43.7 million, including changes in deferred tax balance, and changes in operating assets and liabilities that used $19.2 million. Changes in our operating assets and liabilities related primarily to an increase in inventories of $3.4 million, a decrease in deferred revenue of $4.1 million, an increase in other current and non-current assets of $1.7 million, a decrease in accounts payable of $1.6 million, and a decrease in accrued expenses and other current and non-current liabilities of $14.7 million. These changes were partially offset by an increase in accrued payroll and related expenses of $3.8 million, an increase in income taxes payable of $2.0 million, and a decrease in accounts receivable of $0.5 million
During the three months ended September 28, 2019, Cash used in investing activities was $5.9 million, primarily related to $7.1 million of cash used for capital expenditures, offset by $1.2 million proceeds from sales of assets.
During the three months ended September 28, 2019, Cash used in financing activities was $7.8 million, primarily due to $7.6 million in withholding tax payments on vesting of restricted stock awards, $1.5 million in cash paid to repurchase common stock under our share repurchase program, and $1.0 million in payment of financing obligations; offset by $2.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2021.

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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (“U.K.”) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (“PBO”) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of October 3, 2020, our pension plans were under funded by $113.2 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of October 3, 2020, the fair value of plan assets had decreased approximately 2.4% since June 27, 2020, our most recent fiscal year end.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.2 million based upon data as of June 27, 2020.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2020.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2020.

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

Oleg Khaykin became our President and Chief Executive Officer in February 2016 and Amar Maletira became our Chief Financial Officer in September 2015. Mr. Maletira recently announced his resignation to pursue a new opportunity effective November 20, 2020 and the Company appointed an interim CFO while commencing a formal search for Mr. Maletira’s successor. Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Moreover, we are headquartered in the San Francisco Bay Area and have a significant employee population located there and in other high expense locations. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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

Date: November 10, 2020	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ AMAR MALETIRA
	Name:	Amar Maletira
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)