Form 10-Q
period 2021-01-02
VIAVI SOLUTIONS INC.
filed 2021-02-09
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 2, 2021
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

7047 E Greenway Pkwy Suite 250, Scottsdale, Arizona 85254
(Address of principal executive offices including Zip code)

(408) 404-3600
(Registrant’s telephone number, including area code)
6001 America Center Drive, San Jose, California 95002
(Former name or former address, if changed since last report)
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

As of January 30, 2021, the Registrant had 228,729,977 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Revenues:
Product revenue	$262.1	$281.9	$510.0	$546.7
Service revenue	37.8	31.8	74.6	66.8
Total net revenue	299.9	313.7	584.6	613.5
Cost of revenues:
Product cost of revenue	96.1	103.7	189.7	208.0
Service cost of revenue	15.3	12.1	28.8	24.8
Amortization of acquired technologies	8.4	8.4	16.6	16.8
Total cost of revenues	119.8	124.2	235.1	249.6
Gross profit	180.1	189.5	349.5	363.9
Operating expenses:
Research and development	50.0	50.3	98.8	101.8
Selling, general and administrative	79.5	86.3	160.9	179.5
Amortization of other intangibles	8.1	8.8	16.6	17.5
Restructuring and related charges (benefits)	0.2	(0.9)	(0.4)	(0.6)
Total operating expenses	137.8	144.5	275.9	298.2
Income from operations	42.3	45.0	73.6	65.7
Interest income and other income, net	1.1	1.3	1.7	4.0
Interest expense	(9.0)	(8.4)	(18.0)	(16.7)
Income before taxes	34.4	37.9	57.3	53.0
Provision for income taxes	12.5	9.9	21.1	18.2
Net income	$21.9	$28.0	$36.2	$34.8

Net income per share:
Basic	$0.10	$0.12	$0.16	$0.15
Diluted	$0.09	$0.12	$0.16	$0.15

Shares used in per-share calculations:
Basic	228.8	230.0	228.8	229.7
Diluted	231.1	238.3	231.3	237.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Net income	$21.9	$28.0	$36.2	$34.8
Other comprehensive income:
Net change in cumulative translation adjustment, net of tax	34.4	28.0	62.0	0.6
Amortization of actuarial income	0.7	0.8	1.5	1.5
Net change in accumulated other comprehensive income	35.1	28.8	63.5	2.1
Comprehensive income	$57.0	$56.8	$99.7	$36.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	January 2, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$644.2	$539.0
Short-term investments	1.6	1.5
Restricted cash	3.0	3.5
Accounts receivable, net	251.3	235.5
Inventories, net	88.2	83.3
Prepayments and other current assets	58.1	50.8
Total current assets	1,046.4	913.6
Property, plant and equipment, net	181.7	172.5
Goodwill, net	395.4	381.4
Intangibles, net	120.8	148.1
Deferred income taxes	117.0	105.4
Other non-current assets	53.9	55.3
Total assets	$1,915.2	$1,776.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$53.5	$53.0
Accrued payroll and related expenses	69.7	51.4
Deferred revenue	61.9	54.6
Accrued expenses	22.1	22.6
Current portion of long-term debt	—	2.8
Other current liabilities	56.4	48.4
Total current liabilities	263.6	232.8
Long-term debt	612.4	600.9
Other non-current liabilities	238.2	231.2
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 229 million shares at January 2, 2021 and 228 million shares at June 27, 2020, issued and outstanding	0.2	0.2
Additional paid-in capital	70,288.0	70,274.3
Accumulated deficit	(69,384.8)	(69,397.2)
Accumulated other comprehensive loss	(102.4)	(165.9)
Total stockholders’ equity	801.0	711.4
Total liabilities and stockholders’ equity	$1,915.2	$1,776.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	January 2, 2021	December 28, 2019
OPERATING ACTIVITIES:
Net income	$36.2	$34.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	17.6	19.7
Amortization of acquired technologies and other intangibles	33.2	34.3
Stock-based compensation	22.4	21.6
Amortization of debt issuance costs and accretion of debt discount	11.8	11.0
Net change in fair value of contingent liabilities	(1.5)	(4.3)
Other	1.2	2.4
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6.4)	(13.5)
Inventories	(3.3)	3.2
Other current and non-currents assets	3.9	(2.5)
Accounts payable	(2.4)	(14.2)
Income taxes payable	10.4	5.8
Deferred revenue, current and non-current	4.1	2.9
Deferred taxes, net	(2.1)	(2.8)
Accrued payroll and related expenses	16.0	8.2
Accrued expenses and other current and non-current liabilities	(8.5)	(37.3)
Net cash provided by operating activities	$132.6	$69.3

INVESTING ACTIVITIES:
Capital expenditures	$(18.5)	$(13.3)
Proceeds from the sale of assets	1.1	3.1
Acquisitions, net of cash acquired	(0.6)	(0.5)
Net cash used in investing activities	$(18.0)	$(10.7)

FINANCING ACTIVITIES:
Payment of debt issuance costs	$(0.1)	$—
Repurchase and retirement of common stock	(23.8)	(10.7)
Withholding tax payment on vesting of restricted stock awards	(11.8)	(15.1)
Payment of financing obligations	(0.6)	(1.8)
Proceeds from employee stock purchase plan	3.5	2.3
Payment of debt	(2.8)	—
Net cash used in financing activities	$(35.6)	$(25.3)

Effect of exchange rates on cash, cash equivalents and restricted cash	$26.3	$(3.5)
Net increase in cash, cash equivalents and restricted cash	105.3	29.8
Cash, cash equivalents and restricted cash at the beginning of the period (1)	547.4	530.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$652.7	$560.2
(1) These amounts include both current and non-current balances of restricted cash totaling $8.4 million and $8.9 million as of June 27, 2020 and June 29, 2019, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.5 million and $8.4 million as of January 2, 2021 and December 28, 2019, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended January 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 3, 2020	229.3	$0.2	$70,280.7	$(69,389.6)	$(137.5)	$753.8
Net income	—	—	—	21.9	—	21.9
Other comprehensive income	—	—	—	—	35.1	35.1
Shares issued under employee stock plans, net of tax	0.5	—	(2.5)	—	—	(2.5)
Stock-based compensation	—	—	9.8	—	—	9.8
Repurchase of common stock	(1.3)	—	—	(17.1)	—	(17.1)
Balance at January 2, 2021	228.5	$0.2	$70,288.0	$(69,384.8)	$(102.4)	$801.0

Three Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 28, 2019	230.4	$0.2	$70,245.4	$(69,376.2)	$(161.3)	$708.1
Net income	—	—	—	28.0	—	28.0
Other comprehensive income	—	—	—	—	28.8	28.8
Shares issued under employee stock plans, net of tax	0.5	—	(2.9)	—	—	(2.9)
Stock-based compensation	—	—	11.5	—	—	11.5
Repurchase of common stock	(0.7)	—	—	(9.2)	—	(9.2)
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3

Six Months Ended January 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,274.3	$(69,397.2)	$(165.9)	$711.4
Net income	—	—	—	36.2	—	36.2
Other comprehensive income	—	—	—	—	63.5	63.5
Shares issued under employee stock plans, net of tax	2.1	—	(8.6)	—	—	(8.6)
Stock-based compensation	—	—	22.3	—	—	22.3
Repurchase of common stock	(1.9)	—	—	(23.8)	—	(23.8)
Balance at January 2, 2021	228.5	$0.2	$70,288.0	$(69,384.8)	$(102.4)	$801.0

Six Months Ended December 28, 2019
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0	—	3.0
Net income	—	—	—	34.8	—	34.8
Other comprehensive income	—	—	—	—	2.1	2.1
Shares issued under employee stock plans, net of tax	2.2	—	(12.6)	—	—	(12.6)
Stock-based compensation	—	—	21.9	—	—	21.9
Repurchase of common stock	(0.8)	—	—	(10.7)	—	(10.7)
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and six months ended January 2, 2021 and December 28, 2019 is unaudited, and includes all normal and recurring adjustments Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended June 27, 2020.
There have been no material changes to the Company’s accounting policies during the three and six months ended January 2, 2021, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 27, 2020 on Form 10-K, filed with the SEC on August 24, 2020.
The Consolidated Balance Sheet as of June 27, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended January 2, 2021 and December 28, 2019 may not be indicative of results for the fiscal year ending July 3, 2021 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2021 is a 53-week year ending on July 3, 2021. The Company’s fiscal 2020 was a 52-week year ending on June 27, 2020. The Company’s first quarter of fiscal year 2021 was a 14 week quarter compared to the standard 13 week quarters.
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
A novel strain of coronavirus (COVID-19) has been reported as first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (WHO) in March 2020. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which is likely to continue to impact demand for a broad variety of goods and services, including from our customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. In late 2020, new and potentially more contagious variants of the virus emerged, along with a surge in cases in several regions across the globe, resulting in renewed shutdown and shelter in place orders. While rollout of several vaccines commenced in December 2020 in the UK and US, the pace of the rollout has been slow and the demand for vaccine far outpaces available supply. While, the Company expects this could have a negative impact to our sales and our results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions.
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
In August 2020, the FASB issued guidance which simplifies the accounting for financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The guidance allows for either full retrospective adoption or modified retrospective adoption. The guidance is effective for the Company in the first quarter of fiscal year 2023 and early adoption is permitted. The Company is evaluating the effects that the impact of adoption of this guidance will have on its consolidated financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Numerator:
Net income	$21.9	$28.0	$36.2	$34.8
Denominator:
Weighted-average shares outstanding:
Basic	228.8	230.0	228.8	229.7
Shares issuable assuming conversion of convertible notes (1)	0.3	5.1	—	4.0
Effect of dilutive securities from stock-based compensation plans	2.0	3.2	2.5	3.7
Diluted	231.1	238.3	231.3	237.4

Net income per share:
Basic	$0.10	$0.12	$0.16	$0.15
Diluted	$0.09	$0.12	$0.16	$0.15
(1)    Represents the number of shares that would be issued if the Company’s 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) had been converted. The par amount of the Company’s convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest. The “in-the money” conversion benefit feature above the conversion price of the 2023 Notes and 2024 Notes of, $13.94 and $13.22 per share, respectively is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. Refer to “Note 11. Debt” for more details.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Restricted stock units	—	0.3	0.5	0.2
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the six months ended January 2, 2021, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 27, 2020	$(5.1)	$(129.6)	$(31.2)	$(165.9)
Other comprehensive income before reclassification	—	62.0	—	62.0
Amounts reclassified to accumulated other comprehensive loss	—	—	1.5	1.5
Net current-period other comprehensive income	—	62.0	1.5	63.5
Ending balance as of January 2, 2021	$(5.1)	$(67.6)	$(29.7)	$(102.4)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations for the six months ended January 2, 2021. There was no tax impact for the six months ended January 2, 2021. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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
Other Acquisition
During the twelve months ended June 27, 2020, the Company completed a business acquisition for total consideration of approximately $5.2 million in cash paid at close and contingent consideration (earn-out) of up to $5.5 million in cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with this acquisition, the Company recorded approximately $6.2 million of developed technology and customer relationships and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.
The fair value measurements for the earn-out liabilities associated with the Company’s acquisitions is discussed further in “Note 8. Fair Value Measurements”.

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
Gross receivables include both billed and unbilled receivables (Unbilled Receivables and Contract Assets). As of January 2, 2021, and June 27, 2020, the Company had total unbilled receivables of $5.5 million and $3.8 million, respectively.
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
The following tables summarize the activity related to deferred revenue (in millions):

	January 2, 2021
	Three months ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$80.1	$74.6
Revenue deferrals for new contracts (1)	31.8	61.4
Revenue recognized during the period (2)	(29.9)	(54.0)
Balance at end of period (3)	$82.0	$82.0
(1) Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2) Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.
(3) The long-term portion of deferred revenue is included as a component of Other non-current liabilities..

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are not delivered or incomplete, as of January 2, 2021. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and adjustments for currency.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The value of the transaction price allocated to remaining performance obligations as of January 2, 2021, was $202.6 million. The Company expects to recognize approximately 88% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Disaggregation of revenue
The Company's revenue is presented on a disaggregated basis on the Consolidated Statements of Operations and in “Note 19. Operating Segments and Geographic Information”. This information includes revenue from reportable segments and a break-out of products and services for which the timing of the revenue is generally at a point in time and over time, respectively.
Accounts receivable allowance
The following table presents the activities and balances for allowance for doubtful accounts (in millions):

	June 27, 2020	Charged to Costs and Expenses	Deductions (1)	January 2, 2021
Allowance for doubtful accounts	$3.0	$0.6	$(1.2)	$2.4
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	January 2, 2021	June 27, 2020
Finished goods	$37.2	$30.0
Work in process	13.6	22.5
Raw materials	37.4	30.8
Inventories, net	$88.2	$83.3
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	January 2, 2021	June 27, 2020
Prepayments	$12.5	$10.9
Asset held for sale	2.5	2.5
Advances to contract manufacturers	5.3	7.3
Refundable income taxes	14.1	10.8
Transaction tax receivables	8.6	10.6
Other current assets	15.1	8.7
Prepayments and other current assets	$58.1	$50.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	January 2, 2021	June 27, 2020
Customer prepayments	$0.2	$0.5
Restructuring accrual	3.6	6.5
Income tax payable	20.8	10.7
Warranty accrual	4.5	4.6
Transaction tax payable	4.3	3.2
Operating lease liabilities (Note 12)	12.1	11.7
Other	10.9	11.2
Other current liabilities	$56.4	$48.4
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	January 2, 2021	June 27, 2020
Pension and post-employment benefits	$110.9	$102.7
Financing obligation	16.2	16.2
Deferred tax liability	24.3	23.9
Long-term deferred revenue	20.1	20.0
Fair value of contingent consideration (Note 8)	6.9	9.4
Operating lease liabilities (Note 12)	25.7	28.1
Uncertain tax position	12.7	11.6
Other	21.4	19.3
Other non-current liabilities	$238.2	$231.2
Note 7. Investments and Forward Contracts
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of January 2, 2021 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5
The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments, or other non-current assets based on the stated maturities; however, certain securities with stated maturities of longer than twelve months which are highly liquid and available to support current operations are also classified as short-term investments. As of January 2, 2021, the total estimated fair value of $0.5 million was classified as other non-current assets.
 In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of January 2, 2021, were $1.6 million, of which $0.4 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $1.0 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
During the three and six months ended January 2, 2021 and December 28, 2019, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of January 2, 2021, (in millions):

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
As of January 2, 2021, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $8.4 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 27, 2020, the fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of January 2, 2021 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $142.4 million and $146.4 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $19.0 million and $22.0 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred gains of $6.9 million and $13.3 million for the three and six months ended January 2,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2021 and gains of $4.8 million and $2.2 million for the three and six months ended December 28, 2019, respectively.
Note 8. Fair Value Measurements
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
The three levels of inputs that may be used to measure fair value are as follows:
•Level 1: includes financial instruments for which quoted market prices for identical instruments are available in active markets. Level 1 assets of the Company include money market funds, U.S. Treasury securities and marketable equity securities as they are traded with sufficient volume and frequency of transactions.
•Level 2: includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company generally include certain U.S. and foreign government and agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, certificates of deposit, and foreign currency forward contracts. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of January 2, 2021 and June 27, 2020, the Company did not hold any Level 3 investment securities. The fair value of the Company’s contingent liabilities was determined using Level 3 inputs. The Company’s Level 3 liabilities as of January 2, 2021, consist of contingent purchase consideration related to its business and asset acquisitions completed during fiscal 2020 and 2019. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value (categorized by input measure) for the periods presented are as follows (in millions):

	January 2, 2021				June 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities	$0.5	$—	$0.5	$—	$0.5	$—	$0.5	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.5	—	0.5	—
Money market funds	387.2	387.2	—	—	334.6	334.6	—	—
Trading securities	1.6	1.6	—	—	1.4	1.4	—	—
Foreign currency forward contracts (1)	8.4	—	8.4	—	2.2	—	2.2	—
Total assets (2)	$397.7	$388.8	$8.9	$—	$338.7	$336.0	$2.7	$—

Liability:
Foreign currency forward contracts (3)	$1.5	$—	$1.5	$—	$1.5	$—	$1.5	$—
Contingent consideration (4)	8.9	—	—	8.9	9.9	—	—	9.9
Total liabilities	$10.4	$—	$1.5	$8.9	$11.4	$—	$1.5	$9.9
(1)$8.4 million and $2.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of January 2, 2021 and June 27, 2020, respectively.
(2)Includes as of January 2, 2021, $379.6 million in cash and cash equivalents, $1.6 million in short-term investments, $3.0 million in restricted cash, $8.4 million in prepayments and other current assets and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 27, 2020, $327.2 million in cash and cash equivalents, $1.4 million in short-term investments, $3.4 million in restricted cash, $2.2 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Includes $1.5 million and $1.5 million in other current liabilities on the Company’s Consolidated Balance Sheets as of January 2, 2021 and June 27, 2020, respectively.
(4)Includes $6.9 million and $9.4 million in other non-current liabilities and $2.0 million and $0.5 million in other current liabilities as of January 2, 2021 and June 27, 2020, respectively.
The following table provides a reconciliation of changes in the fair value of the Company’s Level 3, contingent consideration liabilities, for the three and six months ended January 2, 2021 (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Beginning period balance	$9.9	$40.1	$9.9	$38.4
Fair value adjustment of contingent consideration liabilities	(1.5)	(6.0)	(1.5)	(4.3)
Currency translation adjustment	0.5	—	0.5	—
Balance as of October 3, 2020	$8.9	$34.1	$8.9	$34.1
No payments were made in connection with the Company’s contingent earn-out liabilities during the three and six months ended January 2, 2021 and December 28, 2019.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2020	$334.9	$4.3	$42.2	$381.4
Currency translation adjustments	13.6	0.4	—	14.0
Balance as of January 2, 2021	$348.5	$4.7	$42.2	$395.4
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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended January 2, 2021.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of January 2, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$447.8	$(364.9)	$82.9
Customer relationships	200.4	(172.1)	28.3
Other (1)	37.6	(28.0)	9.6
Total intangibles	$685.8	$(565.0)	$120.8

As of June 27, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.1	$(341.6)	$95.5
Customer relationships	194.7	(154.1)	40.6
Other (1)	35.7	(23.7)	12.0
Total intangibles	$667.5	$(519.4)	$148.1
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names and other assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Cost of revenues	$8.4	$8.4	$16.6	$16.8
Operating expenses	8.1	8.8	16.6	17.5
Total amortization of intangible assets	$16.5	$17.2	$33.2	$34.3
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of January 2, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$32.9
2022	39.5
2023	25.4
2024	10.3
2025	5.7
Thereafter	7.0
Total amortization	$120.8
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of January 2, 2021 and June 27, 2020, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	January 2, 2021	June 27, 2020
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(68.2)	(79.1)
Unamortized debt issuance cost	(4.4)	(5.0)
Carrying amount of liability component	$612.4	$600.9

Carrying amount of equity component (1)	$136.8	$136.8
(1)Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of January 2, 2021 and June 27, 2020.

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of January 2, 2021 and June 27, 2020, we had no amounts outstanding under the Credit Agreement.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the “Exchange Transaction”) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of January 2, 2021, the expected remaining term of the 2023 Notes is 2.4 years.
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
Based on quoted market prices as of January 2, 2021 and June 27, 2020, the fair value of the 2023 Notes was approximately $280.0 million and $251.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of January 2, 2021, the expected remaining term of the 2024 Notes is 3.2 years.
Based on quoted market prices as of January 2, 2021 and June 27, 2020, the fair value of the 2024 Notes was approximately $595.6 million and $523.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Interest expense-contractual interest	$2.4	$2.2	$4.7	$4.3
Amortization of debt issuance cost	0.5	0.4	1.0	0.7
Accretion of debt discount	5.5	5.2	10.8	10.3
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
For the three months ended January 2, 2021 and December 28, 2019, the total operating lease costs were $3.4 million and $3.3 million, respectively. For the six months ended January 2, 2021 and December 28, 2019, the total operating lease costs were $6.8 million and $6.6 million, respectively. Total variable lease costs were immaterial during the three and six months ended January 2, 2021 and December 28, 2019, respectively. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of January 2, 2021, the weighted-average remaining lease term was 5.0 years, and the weighted-average discount rate was 4.7%.
For the three months ended January 2, 2021 and December 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $3.7 million and $5.8 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $1.9 million and $12.6 million, respectively.
For the six months ended January 2, 2021 and December 28, 2019, cash paid for amounts included in the measurement of operating lease liabilities were $8.1 million and $9.2 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $3.5 million and $14.5 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance sheet information related to our operating leases is as follows (in millions):

January 2, 2021
Other non-current assets	$39.9
Total operating ROU assets	$39.9

Other current liabilities	$12.1
Other non-current liabilities	25.7
Total operating lease liabilities	$37.8
Future minimum operating lease payments as of January 2, 2021 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2021	$6.0
2022	11.8
2023	7.2
2024	5.2
2025	4.0
Thereafter	7.9
Total lease payments	$42.1
Less: Interest	(4.3)
Present value of lease liabilities	$37.8
Future minimum operating lease payments as of June 27, 2020, were as follows (in millions):

Fiscal Years	Operating Leases
2021	$12.8
2022	10.2
2023	6.0
2024	4.6
2025	3.6
Thereafter	7.5
Total lease payments	$44.7
Less: Interest	(4.9)
Present value of lease liabilities	$39.8
Note 13. Restructuring and Related Charges
The Company has initiated restructuring events primarily intended to reduce its costs, consolidate its operations, integrate various acquisitions, streamline product manufacturing and align its business to address market conditions. The Company’s restructuring charges primarily include severance and benefit costs to eliminate a specific number of positions, facilities and equipment costs to vacate facilities, consolidate operations, and lease termination costs. The timing of associated cash payments is dependent upon the type of restructuring charge and can extend over multiple periods.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of January 2, 2021 and June 27, 2020, the Company’s total restructuring accrual was $3.6 million and $6.5 million, respectively. During the three and six months ended January 2, 2021, the Company recorded restructuring and related charges (benefits) of $0.2 million and $(0.4) million, respectively. During the three and six months ended December 28, 2019, the Company recorded restructuring and related benefits of $(0.9) million and $(0.6) million, respectively.
Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses related to all of the Company’s restructuring plans described below for the three and six months ended January 2, 2021 (in millions):

	Balance June 27, 2020	Six Months Ended January 2, 2021 Benefits	Cash Settlements	Non-cash Settlements and Other Adjustments (2)	Balance January 2, 2021
Fiscal 2019 Plan
NSE, including AW (1)	$6.5	$(0.4)	$(2.5)	$—	$3.6
Total (3)	$6.5	$(0.4)	$(2.5)	$—	$3.6
(1)    Plan type includes workforce reduction cost.
(2)    Other adjustments represents the effect of currency translation adjustments.
(3)    $3.6 million and $6.5 million in other current liabilities on the Consolidated Balance Sheets as of January 2, 2021 and June 27, 2020, respectively.
Fiscal 2019 Plans
NSE, including AvComm and Wireless (AW) Restructuring Plan
During the first quarter of fiscal 2019, the Company’s management approved restructuring and workforce reduction plans within its Network Service and Enablement (NSE) business, including actions related to the acquired AW business. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount and to further drive operational improvement.
During the three and six months ended January 2, 2021, restructuring charges (benefits) of $0.2 million and $(0.4) million, respectively were recorded, as adjustments to severance and employee benefits.
Note 14. Income Taxes
The Company recorded an income tax expense of $12.5 million and $21.1 million for the three and six months ended January 2, 2021, respectively. The Company recorded an income tax expense of $9.9 million and $18.2 million for the three and six months ended December 28, 2019, respectively.
The income tax provision for the three and six months ended January 2, 2021 and December 28, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of January 2, 2021, and June 27, 2020, the Company’s unrecognized tax benefits totaled $48.4 million and $48.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.9 million accrued for the payment of interest and penalties as of January 2, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

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

During the three and six months ended January 2, 2021, the Company repurchased 1.3 million and 1.9 million shares of its common stock for $17.1 million and $23.8 million, respectively. As of January 2, 2021, the Company had remaining authorization of $131.8 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
Note 16. Stock-Based Compensation
Overview
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended January 2, 2021 and December 28, 2019, as follows (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Cost of revenues	$1.2	$1.0	$2.4	$2.0
Research and development	2.3	2.0	4.5	3.7
Selling, general and administrative	6.4	8.3	15.5	15.9
Total stock-based compensation expense	$9.9	$11.3	$22.4	$21.6
Approximately $1.1 million and $1.2 million of stock-based compensation expense was capitalized to inventory as of January 2, 2021 and December 28, 2019, respectively.
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
During the six months ended January 2, 2021 and December 28, 2019, the Company granted 2.7 million and 3.1 million time-based Full Value Awards, respectively. The fair value of these are based on the closing market price of the Company’s common stock on the date of award. These time-based awards granted to eligible employees generally vest in annual or quarterly installments over a period of three years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the six months ended January 2, 2021 and December 28, 2019, the Company granted 0.6 million and 0.5 million, performance-based awards, respectively. These performance-based shares represent the target amount of grants, and the actual number of shares awarded upon vesting may vary depending upon the achievement of the relevant performance conditions. The shares attained over target upon vesting are reflected as awards granted during the period. Accordingly, during the six months ended January 2, 2021 and December 28, 2019, the Company granted an additional 0.1 million and 0.2 million shares, respectively, due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the six months ended January 2, 2021 and December 28, 2019 were estimated to be $8.9 million and $7.7 million, respectively. The majority of performance-based awards vest in equal annual installments over three years based on the attainment

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
of certain performance measures and the employee’s continued service through the vest date. The performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of January 2, 2021, $63.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized.
Note 17. Employee Pension and Other Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. The Company also is responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.
As of January 2, 2021, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended January 2, 2021, the Company contributed $1.3 million to the U.K. plan and $1.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.3	0.5	0.6	0.9
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.8)
Amortization of net actuarial losses	0.7	0.8	1.5	1.5
Net periodic benefit cost	$0.7	$1.0	$1.5	$1.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $10.5 million related to its defined benefit pension plans during fiscal 2021 to make current benefit payments and fund future obligations. As of January 2, 2021, approximately $3.1 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2020.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of January 2, 2021, the related accrued pension liability was £6.5 million or $8.8 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of January 2, 2021 and June 27, 2020.
Outstanding Letters of Credit and Performance Bonds
As of January 2, 2021, the Company had standby letters of credit of $7.6 million and performance bonds of $0.9 million collateralized by restricted cash.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the Company’s warranty reserve during the three and six months ended January 2, 2021 and December 28, 2019, (in millions):

	Three Months Ended		Six Months Ended
	January 2, 2021	December 28, 2019	January 2, 2021	December 28, 2019
Balance as of beginning of period	$9.6	$8.8	$9.4	$8.7
Provision for warranty	1.6	0.9	2.0	1.3
Utilization of reserve	(1.2)	(0.8)	(1.4)	(1.8)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.4)	0.3	(0.4)	1.0
Balance as of end of period (1)	$9.6	$9.2	$9.6	$9.2
(1)The short-term portion of the warranty reserve is included as a component of other current liabilities (see “Note 6. Balance Sheet and Other Details”) with the long-term balance included as a component of other non-current liabilities on the Company’s Consolidated Balance Sheets.
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
(i) Network Enablement (NE):
NE provides testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, activate, certify, troubleshoot and optimize networks. The Company also offers a range of product support and professional services such as repair, calibration, software support and technical assistance for our products.
(ii) Service Enablement (SE):
SE solutions are embedded systems that yield network, service and application performance data. These solutions—including instruments, microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.
(iii) Optical Security and Performance Products (OSP):
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables presents information on the Company’s reportable segments for the three months ended January 2, 2021 and December 28, 2019 (in millions):

	Three Months Ended January 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$156.4	$12.9	$169.3	$92.8	$—	$262.1
Service revenue	24.5	12.9	37.4	0.4	—	37.8
Net revenue	$180.9	$25.8	$206.7	$93.2	$—	$299.9

Gross profit	$113.3	$17.6	$130.9	$58.4	$(9.2)	$180.1
Gross margin	62.6%	68.2%	63.3%	62.7%		60.1%

Operating income			$22.2	$44.6	$(24.5)	$42.3
Operating margin			10.7%	47.9%		14.1%

	Three Months Ended December 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$183.9	$18.6	$202.5	$79.4	$—	$281.9
Service revenue	19.1	12.6	31.7	0.1	—	31.8
Net revenue	$203.0	$31.2	$234.2	$79.5	$—	$313.7

Gross profit	$134.8	$20.8	$155.6	$43.6	$(9.7)	$189.5
Gross margin	66.4%	66.7%	66.4%	54.8%		60.4%

Operating income			$37.5	$30.4	$(22.9)	$45.0
Operating margin			16.0%	38.2%		14.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	January 2, 2021	December 28, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$189.3	$199.2
Stock-based compensation	(1.2)	(1.0)
Amortization of intangibles	(8.4)	(8.4)
Other charges (benefits) unrelated to core operating performance (1)	0.4	(0.3)
GAAP gross profit	$180.1	$189.5

Corporate reconciling items impacting operating income:
Total segment operating income	$66.8	$67.9
Stock-based compensation	(9.9)	(11.3)
Amortization of intangibles	(16.5)	(17.2)
Change in fair value of contingent liability	1.5	6.0
Other charges unrelated to core operating performance (1)	0.6	(1.3)
Restructuring and related (benefits) charges	(0.2)	0.9
GAAP operating income from continuing operations	$42.3	$45.0

(1)    During the three months ended January 2, 2021 and December 28, 2019, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, and loss on disposal of long-lived assets.

	Six Months Ended January 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$295.6	$20.6	$316.2	$193.8	$—	$510.0
Service revenue	47.4	26.6	74.0	0.6	—	74.6
Net revenue	$343.0	$47.2	$390.2	$194.4	$—	$584.6

Gross profit	$216.8	$31.9	$248.7	$119.4	$(18.6)	$349.5
Gross margin	63.2%	67.6%	63.7%	61.4%		59.8%

Operating income			$35.5	$91.9	$(53.8)	$73.6
Operating margin			9.1%	47.3%		12.6%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 28, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$361.2	$26.3	$387.5	$159.2	$—	$546.7
Service revenue	40.7	25.8	66.5	0.3	—	66.8
Net revenue	$401.9	$52.1	$454.0	$159.5	$—	$613.5

Gross profit	$262.8	$33.4	$296.2	$86.9	$(19.2)	$363.9
Gross margin	65.4%	64.1%	65.2%	54.5%		59.3%

Operating income			$59.8	$60.8	$(54.9)	$65.7
Operating margin			13.2%	38.1%		10.7%

	Six Months Ended
	January 2, 2021	December 28, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$368.1	$383.1
Stock-based compensation	(2.4)	(2.0)
Amortization of intangibles	(16.6)	(16.8)
Other charges (benefits) unrelated to core operating performance (1)	0.4	(0.4)
GAAP gross profit	$349.5	$363.9

Corporate reconciling items impacting operating income:
Total segment operating income	$127.4	$120.6
Stock-based compensation	(22.4)	(21.6)
Amortization of intangibles	(33.2)	(34.3)
Change in fair value of contingent liability	1.5	4.3
Other charges unrelated to core operating performance (1)	(0.1)	(3.9)
Restructuring and related charges	0.4	0.6
GAAP operating income from continuing operations	$73.6	$65.7
(1)    During the six months ended January 2, 2021 and December 28, 2019, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following tables present net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue for the three and six months ended January 2, 2021 and December 28, 2019 (in millions):

	Three Months Ended
	January 2, 2021			December 28, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$74.4	$14.2	$88.6	$83.1	$13.1	$96.2
Other Americas	16.0	3.8	19.8	17.2	3.4	20.6
Total Americas	$90.4	$18.0	$108.4	$100.3	$16.5	$116.8

Asia-Pacific:
Greater China	$69.9	$3.3	$73.2	$78.4	$2.1	$80.5
Other Asia-Pacific	20.0	3.2	23.2	28.7	3.8	32.5
Total Asia-Pacific	$89.9	$6.5	$96.4	$107.1	$5.9	$113.0

EMEA:
Switzerland	$19.8	$0.1	$19.9	$13.4	$0.1	$13.5
Other EMEA	62.0	13.2	75.2	61.1	9.3	70.4
Total EMEA	$81.8	$13.3	$95.1	$74.5	$9.4	$83.9

Total net revenue	$262.1	$37.8	$299.9	$281.9	$31.8	$313.7

	Six Months Ended
	January 2, 2021			December 28, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$138.1	$28.3	$166.4	$154.5	$26.7	$181.2
Other Americas	30.3	7.1	37.4	33.8	7.5	41.3
Total Americas	$168.4	$35.4	$203.8	$188.3	$34.2	$222.5

Asia-Pacific:
Greater China	$147.2	$5.0	$152.2	$148.9	$3.5	$152.4
Other Asia	45.4	7.0	52.4	60.0	7.8	67.8
Total Asia-Pacific	$192.6	$12.0	$204.6	$208.9	$11.3	$220.2

EMEA:
Switzerland	$37.7	$0.2	$37.9	$25.6	$0.1	$25.7
Other EMEA	111.3	27.0	138.3	123.9	21.2	145.1
Total EMEA	$149.0	$27.2	$176.2	$149.5	$21.3	$170.8

Total net revenue	$510.0	$74.6	$584.6	$546.7	$66.8	$613.5

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
Statements contained in this Quarterly report on Form 10-Q, which we also refer to as the Report, which are not historical facts are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipates,” “believes,” “can,” “can impact,” “could,” “continue,” “estimates,” “expects,” “intends,” “may,” “ongoing,” “plans,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements such as:
•Our expectations regarding the impact of the COVID-19 pandemic on our business, financial condition and results of operations;
•Our expectations regarding demand for our products, including industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;
•Our plans for growth and innovation opportunities;
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;
•Our plans for continued development, use and protection of our intellectual property;
•Our strategies for achieving our current business objectives, including related risks and uncertainties;
•Our plans or expectations relating to investments, acquisitions, partnerships and other strategic opportunities;
•Our strategies for reducing our dependence on sole suppliers or otherwise mitigating the risk of supply chain interruptions;
•Our research and development plans and the expected impact of such plans on our financial performance; and
•Our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues.
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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (VIAVI also referred to as the Company, we, our and us), is a global provider of network test, monitoring and assurance solutions for communications service providers, enterprises, network equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in light management solutions for 3D Sensing, anti-counterfeiting, consumer electronics, industrial, government, automotive, and defense applications.
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE), and;
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
Our solutions address lab and production environments, field deployment and service assurance for wireless and fixed communications networks, including storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (NEMs), operators and services providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Other Test & Measurement communications products also serve the public safety, government, and aerospace and defense markets.
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
NE customers include customer service providers (CSPs), NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia Solutions and Networks, and Verizon Communications, Inc.
Our NE products and associated services including acquired business are described below:
Field Instruments: Primarily consisting of; (a) Access and Cable products; (b) Avionics products; (c) Fiber Instrument products; (d) Metro products; (e) RF Test products; and, (f) Radio Test products.
Lab Instruments: Primarily consisting of; (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Storage Network Test products; and, (d) Wireless products.

Service Enablement
SE provides embedded systems and enterprise performance management solutions that give global CSPs, enterprises and cloud operators visibility into network, service and application data. These solutions, which primarily consist of instruments, microprobes and software, monitor, collect and analyze network data to reveal the actual customer experience, and identify opportunities for new revenue streams and network optimization.
Our portfolio of SE solutions addresses the same lab and production environments, field deployment and service assurance for operational and fixed communications networks, including storage networks, as our NE portfolio.

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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security tools.
Assurance: Primarily consisting of our Growth Products (Location Intelligence and NITRO Mobile products) and Mature Products (Legacy Assurance and Legacy Wireline).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, automotive industrial and other markets.
Our anti-counterfeiting offerings for the currency market include, OVP (Optical Variable Pigment) and OVMP (Optical Variable Magnetic Pigment). OVP® enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. We also provide OVMP®, a technology that delivers depth and motion effects for authenticating banknotes. Our anti-counterfeiting technologies are deployed on the banknotes of more than 100 countries today.
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
OSP serves customers such as, SICPA Holding SA Company (SICPA), STMicroelectronics N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
COVID-19 Pandemic Update
The COVID-19 pandemic impacted the U.S. and virtually all of the countries and territories we operate in worldwide. The pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, temporary business closures, among others. The COVID-19 pandemic and these aforementioned measures, have had and continue to have, a substantial macroeconomic impact on businesses and economies worldwide. These conditions may continue and result in an adverse impact to our operations.

Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of all those we serve, our employees, customers, suppliers, and communities - including implementing early and regular updates to our health and safety policies and procedures. We have shut down, slowed, or modified business operations and activities in certain geographies, including in some instances, limiting production to essential business services, all in conjunction with federal, state, and local health and safety regulations and shelter-in-place directives. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices, by limiting the gathering size of employee groups in indoor spaces per social distancing guidelines, and requiring those employees to wear masks and to undergo screenings prior to entering our offices. While distribution of the vaccines commenced in the UK and U.S. in late 2020, there have been logistical and operational challenges with the rollout, demand for the vaccine has far exceeded supply, and it will take some time for the global population to receive vaccines and for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. We will continue to take the health and safety measures described above to ensure the health and safety of our employees and those they come in contact with.
The COVID-19 pandemic has not thus far had a substantial net impact on our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.
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
While COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers. Nonetheless, surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and the slow pace of vaccine rollout may impact our suppliers and our ability to source materials in a timely manner.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	January 2, 2021	December 28, 2019	Change	Percent Change	January 2, 2021	December 28, 2019	Change	Percent Change
Segment net revenue:
NE	$180.9	$203.0	$(22.1)	(10.9)%	$343.0	$401.9	$(58.9)	(14.7)%
SE	25.8	31.2	(5.4)	(17.3)%	47.2	52.1	(4.9)	(9.4)%
OSP	93.2	79.5	13.7	17.2%	194.4	159.5	34.9	21.9%
Total net revenue	$299.9	$313.7	$(13.8)	(4.4)%	$584.6	$613.5	$(28.9)	(4.7)%

Gross profit	$180.1	$189.5	$(9.4)	(5.0)%	$349.5	$363.9	$(14.4)	(4.0)%
Gross margin	60.1%	60.4%			59.8%	59.3%

Research and development	$50.0	$50.3	$(0.3)	(0.6)%	$98.8	$101.8	$(3.0)	(2.9)%
Percentage of net revenue	16.7%	16.0%			16.9%	16.6%

Selling, general and administrative	$79.5	$86.3	$(6.8)	(7.9)%	$160.9	$179.5	$(18.6)	(10.4)%
Percentage of net revenue	26.5%	27.5%			27.5%	29.3%

Restructuring and related charges (benefits)	$0.2	$(0.9)	$1.1	(122.2)%	$(0.4)	$(0.6)	$0.2	(33.3)%
Percentage of net revenue	0.1%	(0.3)%			(0.1)%	(0.1)%

Interest and other income, net	$1.1	$1.3	$(0.2)	(15.4)%	$1.7	$4.0	$(2.3)	(57.5)%
Percentage of net revenue	0.4%	0.4%			0.3%	0.7%

Interest expense	$(9.0)	$(8.4)	$0.6	7.1%	$(18.0)	$(16.7)	$1.3	7.8%
Percentage of net revenue	3.0%	2.7%			3.1%	2.7%

Provision for income taxes	$12.5	$9.9	$2.6	26.3%	$21.1	$18.2	$2.9	15.9%
Percentage of net revenue	4.2%	3.2%			3.6%	3.0%

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
Three months ended January 2, 2021 and December 28, 2019
Net revenue decreased by $13.8 million, or 4.4%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease was due to revenue decrease from our NE and SE segments, partially offset by revenue increase in our OSP segment.
Product revenues decreased by $19.8 million, or 7.0%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease was primarily due to revenue declines from our NE and SE segments, partially offset by increased revenues from our OSP segment as discussed below.
Service revenues increased by $6.0 million, or 18.9%, during the three months ended January 2, 2021 compared to the same period a year ago. This increase was primarily due to increased revenues from our NE segment.
NE net revenue decreased by $22.1 million, or 10.9%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease was driven by the impact to our business from the COVID-19 lockdown impacting both Field Instruments and Lab & Production Equipment, including Cable, Access, Fiber, Wireless and AvComm products.
SE net revenue decreased by $5.4 million, or 17.3%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease is primarily driven by decreased revenue from our Data Center and Growth Assurance products.
OSP net revenue increased by $13.7 million, or 17.2%, during the three months ended January 2, 2021 compared to the same period a year ago. This increase is driven by growth in revenue from our Anti-Counterfeiting and 3D Sensing products.
Six Months Ended January 2, 2021 and December 28, 2019
Net revenue decreased by $28.9 million, or 4.7%, during the six months ended January 2, 2021 compared to the same period a year ago due to revenue decrease from our NE and SE segments, partially offset by our OSP segment.
Product revenues decreased by $36.7 million, or 6.7% during the six months ended January 2, 2021 compared to the same period a year ago due to revenue decrease from our NE and SE segments, partially offset by our OSP segment.
Service revenues increased by $7.8 million, or 11.7%, during the six months ended January 2, 2021 compared to the same period a year ago primarily due to increased support revenue from the NE and SE segments, partially offset by a decline in our OSP segment as discussed below.
NE net revenue decreased by $58.9 million, or 14.7%, during the six months ended January 2, 2021 compared to the same period a year ago. This decrease was driven by the impact to our business from the COVID-19 lockdown impacting both Field Instruments and Lab & Production Equipment, including Cable, Access, Fiber, Wireless and AvComm products.
SE net revenue decreased by $4.9 million, or 9.4%, during the six months ended January 2, 2021 compared to the same period a year ago. This decrease is primarily driven by decreased revenue from our Data Center and Growth Assurance products.
OSP net revenue increased by $34.9 million, or 21.9%, during the six months ended January 2, 2021 compared to the same period a year ago. This increase is primarily driven by growth in revenue from our Anti-Counterfeiting and 3D Sensing products.
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

	Three Months Ended				Six Months Ended
	January 2, 2021		December 28, 2019		January 2, 2021		December 28, 2019
Americas:
United States	$88.6	29.5%	$96.2	30.7%	$166.4	28.5%	$181.2	29.5%
Other Americas	19.8	6.7%	20.6	6.6%	37.4	6.4%	41.3	6.8%
Total Americas	$108.4	36.2%	$116.8	37.3%	$203.8	34.9%	$222.5	36.3%

Asia-Pacific:
Greater China	$73.2	24.4%	$80.5	25.7%	$152.3	26.1%	$152.4	24.8%
Other Asia-Pacific	23.2	7.7%	32.5	10.3%	52.3	8.9%	67.8	11.1%
Total Asia-Pacific	$96.4	32.1%	$113.0	36.0%	$204.6	35.0%	$220.2	35.9%

EMEA:
Switzerland	$19.9	6.6%	$13.5	4.3%	$37.8	6.5%	$25.7	4.2%
Other EMEA	75.2	25.1%	70.4	22.4%	138.4	23.6%	145.1	23.6%
Total EMEA	$95.1	31.7%	$83.9	26.7%	$176.2	30.1%	$170.8	27.8%

Total net revenue	$299.9	100.0%	$313.7	100.0%	$584.6	100.0%	$613.5	100.0%

Net revenue from customers outside the Americas during the three and six months ended January 2, 2021 represented 63.8% and 65.1% of net revenue, respectively. Net revenue from customers outside the Americas during the three and six months ended December 28, 2019 represented 62.8% and 63.7% of net revenue, respectively.
We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.3 percentage points during the three months ended January 2, 2021 from 60.4% in the same period a year ago to 60.1% in the current period. This decrease was primarily driven by lower revenue volume and unfavorable product mix within our NE segment, offset by increased factory utilization due to revenue growth and favorable product mix in our OSP and SE segments.
Gross margin increased by 0.5 percentage points during the six months ended January 2, 2021 from 59.3% in the same period a year ago to 59.8% in the current period. This increase was primarily driven by improved factory utilization due to higher revenue volume and favorable product mix within our OSP segment and gross margin improvement in our SE segment. This increase was partially offset by gross margin reduction in our NE segment as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense decreased by $0.3 million, or 0.6%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease was driven by variable expense reductions and cost efficiencies realized during the period. As a percentage of net revenue, R&D expense increased, by 0.7 percentage points during the three months ended January 2, 2021 compared to the same period a year ago.
R&D expense decreased by $3.0 million, or 2.9%, during the six months ended January 2, 2021 compared to the same period a year ago. This decrease was primarily driven by variable expense reductions and cost efficiencies during the reporting period. As a percentage of net revenue R&D expense increased by 0.3 percentage points during the six months ended January 2, 2021 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $6.8 million, or 7.9%, during the three months ended January 2, 2021 compared to the same period a year ago. This decrease was primarily due to lower spend on sales commissions and travel and entertainment expenses in the current period, partially offset by the change in the fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 1.0 percentage point during the three months ended January 2, 2021 compared to the same period a year ago.
SG&A expense decreased by $18.6 million, or 10.4%, during the six months ended January 2, 2021 compared to the same period a year ago. This decrease was primarily due to lower spend on sales commissions and travel and entertainment expenses in the current period, partially offset by the change in the fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 1.8 percentage points during the six months ended January 2, 2021 compared to the same period a year ago.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we may experience in the future, increased expenses related to a return to travel, industry trade shows, and other business related expenses as the macroeconomic environment returns to normalcy and pre-pandemic conditions. Further, certain impacts unrelated to our core operating performance, such as mergers and acquisitions-related expenses, litigation expenses and changes in the fair value measurement of our contingent consideration liabilities, could increase our SG&A expenses and potentially impact our profitability expectations in any particular quarter.

From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions.
As of January 2, 2021 and June 27, 2020, the Company’s total restructuring accrual was $3.6 million and $6.5 million, respectively. During the three and six months ended January 2, 2021, the Company recorded restructuring and related charges (benefits) of $0.2 million and $(0.4) million, respectively. During the three and six months ended December 28, 2019, the Company recorded restructuring and related benefits of $(0.9) million and $(0.6) million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.
Interest and Other Income, Net
Interest Expense
Interest expense increased by $0.6 million, or 7.1%, during the three months ended January 2, 2021 compared to the same period a year ago. This increase was primarily due to the commitment fee on unutilized portion of the revolving credit facility, the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion on the 2023 Notes and 2024 Notes during the current period.
Interest expense increased by $1.3 million, or 7.8%, during the six months ended January 2, 2021 compared to the same period a year ago. This increase was primarily due to the commitment fee on unutilized portion of the revolving credit facility, the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion on the 2023 Notes and 2024 Notes during the current period.
Interest and other income, net, was $1.1 million during the three months ended January 2, 2021 compared to $1.3 million the same period a year ago. This $0.2 million decrease was primarily driven by a $1.3 million decrease in interest income due to lower yields on money market funds in which we invest excess cash during the current period coupled with cash repatriation from a jurisdiction with relatively high interest rates to a jurisdiction with low interest rates prior to the current period. This decrease in interest income was offset by a $1.1 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest and other income, net, was $1.7 million during the six months ended January 2, 2021 compared to $4.0 million the same period a year ago. This $2.3 million decrease was primarily driven by $2.6 million decrease in interest income due to lower yields on money market funds in which we invest excess cash during the current period coupled with cash repatriation from a jurisdiction with relatively high interest rates to a jurisdiction with low interest rates prior to the current period.
Provision for Income Taxes
We recorded an income tax expense of $12.5 million and $21.1 million for the three and six months ended January 2, 2021, respectively. We recorded an income tax expense of $9.9 million and $18.2 million for the three and six months ended December 28, 2019, respectively.
The income tax expense for the three months and six ended January 2, 2021 and December 28, 2019 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of January 2, 2021, and June 27, 2020, our unrecognized tax benefits totaled $48.4 million and $48.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. We had $3.9 million accrued for the payment of interest and penalties as of January 2, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Six Months Ended
	January 2, 2021	December 28, 2019	Change	Percentage Change	January 2, 2021	December 28, 2019	Change	Percentage Change
Network Enablement
Net revenue	$180.9	$203.0	$(22.1)	(10.9)%	$343.0	$401.9	$(58.9)	(14.7)%
Gross profit	113.3	134.8	(21.5)	(15.9)%	216.8	262.8	(46.0)	(17.5)%
Gross margin	62.6%	66.4%			63.2%	65.4%

Service Enablement
Net revenue	$25.8	$31.2	$(5.4)	(17.3)%	$47.2	$52.1	$(4.9)	(9.4)%
Gross profit	17.6	20.8	(3.2)	(15.4)%	31.9	33.4	(1.5)	(4.5)%
Gross margin	68.2%	66.7%			67.6%	64.1%

Network and Service Enablement
Net revenue	$206.7	$234.2	$(27.5)	(11.7)%	$390.2	$454.0	$(63.8)	(14.1)%
Operating income	22.2	37.5	(15.3)	(40.8)%	35.5	59.8	(24.3)	(40.6)%
Operating margin	10.7%	16.0%			9.1%	13.2%

Optical Security and Performance
Net revenue	$93.2	$79.5	$13.7	17.2%	$194.4	$159.5	$34.9	21.9%
Gross profit	58.4	43.6	14.8	33.9%	119.4	86.9	32.5	37.4%
Gross margin	62.7%	54.8%			61.4%	54.5%
Operating income	44.6	30.4	14.2	46.7%	91.9	60.8	31.1	51.2%
Operating margin	47.9%	38.2%			47.3%	38.1%

Network Enablement
During the three months ended January 2, 2021, NE gross margin decreased by 3.8 percentage points from 66.4% in the same period a year ago to 62.6% in the current period, reflecting lower revenue volumes due to the impact of COVID-19 and unfavorable product mix.
During the six months ended January 2, 2021, NE gross margin decreased by 2.2 percentage points from 65.4% in the same period a year ago to 63.2% in the current period. This decrease in the current period reflects lower revenue volumes due to the impact of COVID-19 and unfavorable product mix.
Service Enablement
During the three months ended January 2, 2021, SE gross margin increased by 1.5 percentage points from 66.7% in the same period a year ago to 68.2% in the current period. This increase was primarily due to favorable product mix in our Assurance growth products.
During the six months ended January 2, 2021, SE gross margin increased by 3.5 percentage points from 64.1% in the same period a year ago to 67.6% in the current period. This increase was primarily due to favorable product mix in our Assurance growth products.
Network and Service Enablement (NSE)
During the three months ended January 2, 2021, NSE operating margin decreased by 5.3 percentage points from 16.0% in the same period a year ago to 10.7% in the current period. This decrease in operating margin was primarily driven by lower revenue volume and gross profit margin in the NE segment, offset by a reduction in operating expenses reflecting disciplined expense management, ongoing efficiency programs and lower variable expenses such as commissions, events travel and entertainment due to the pandemic.

During the six months ended January 2, 2021, NSE operating margin decreased by 4.1 percentage points from 13.2% in the same period a year ago to 9.1% in the current period. This decrease in operating margin was primarily driven by lower revenue volume and gross profit margin in the NE segment, offset by a reduction in operating expenses reflecting disciplined expense management, ongoing efficiency programs and lower variable expenses such as commissions, events travel and entertainment due to the pandemic.
Optical Security and Performance Products
During the three months ended January 2, 2021 OSP gross margin increased by 7.9 percentage points from 54.8% in the same period a year ago to 62.7% in the current period. This increase was primarily due to increased factory utilization due to higher revenue volumes.
During the six months ended January 2, 2021, OSP gross margin increased by 6.9 percentage points from 54.5% in the same period a year ago to 61.4% in the current period primarily due to favorable product mix driven by higher revenue in Anti-Counterfeiting and 3D Sensing products.
OSP operating margin increased by 9.7 percentage points during the three months ended January 2, 2021 from 38.2% in the same period a year ago to 47.9% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
OSP operating margin increased by 9.2 percentage points during the six months ended January 2, 2021 from 38.1% in the same period a year ago to 47.3% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
Liquidity and Capital Resources
As of January 2, 2021 and June 27, 2020, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $648.8 million and $544.0 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our Form 10-K. As of January 2, 2021, U.S. entities owned approximately 47.0% of our cash and cash equivalents, short-term investments and short-term restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of January 2, 2021, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended January 2, 2021, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of January 2, 2021, we had no amounts outstanding under the Credit Agreement.

Six Months Ended January 2, 2021
As of January 2, 2021, our combined balance of cash and cash equivalents and restricted cash increased by $105.3 million to $652.7 million from $547.4 million as of June 27, 2020.
During the six months ended January 2, 2021, Cash provided by operating activities was $132.6 million, consisting of net income of $36.2 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $82.6 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $13.8 million. Changes in our operating assets and liabilities related primarily to an increase of accrued payroll and related expenses of $16.0 million, an increase in deferred revenue of $4.1 million, an increase in income taxes payable of $10.4 million, and a decrease in other current and non-current assets of $3.9 million. These were partially offset by a decrease in accrued expenses and other current and non-current liabilities of $8.5 million, an increase in accounts receivable of $6.4 million, an increase in inventory of $3.3 million, and a decrease in accounts payable of $2.4 million.
During the six months ended January 2, 2021, Cash used in investing activities was $18.0 million, primarily related to $18.5 million of cash used for capital expenditures and $0.6 million of cash used for acquisitions, offset by $1.1 million proceeds from sales of assets.
During the six months ended January 2, 2021, Cash used in financing activities was $35.6 million, primarily resulting from $23.8 million cash paid to repurchase common stock under our share repurchase program, $11.8 million in withholding tax payments on the vesting of restricted stock awards, $2.8 million cash paid to settle assumed debt from an acquisition in fiscal year 2020, and $0.6 million payments on financing obligations. These were partially offset by $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Six Months Ended December 28, 2019
As of December 28, 2019, our combined balance of cash and cash equivalents and restricted cash increased by $29.8 million to $560.2 from $530.4 million as of June 29, 2019.
During the six months ended December 28, 2019, Cash provided by operating activities was $69.3 million, consisting of net income of $34.8 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $81.9 million, including changes in deferred tax balance, and changes in operating assets and liabilities that used $47.4 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $13.5 million mainly driven by revenue growth, a decrease in accounts payable of $14.2 million primarily driven by timing of purchases and related payments, a decrease in accrued expenses and other current and non-current liabilities of $37.3 million, and an increase in other current and non-current assets of $2.5 million. These changes were partially offset by an increase in accrued payroll and related expenses of $8.2 million, an increase in income taxes payable of $5.8 million, a decrease in inventories of $3.2 million due to higher shipment volume at the end of the quarter, and an increase in deferred revenue of $2.9 million.
During the six months ended December 28, 2019, Cash used in investing activities was $10.7 million, primarily related to $13.3 million of cash used for capital expenditures, offset by $3.1 million proceeds from sales of assets.
During the six months ended December 28, 2019, Cash used in financing activities was $25.3 million, primarily due to $15.1 million in withholding tax payments on vesting of restricted stock awards, $10.7 million in cash paid to repurchase common stock under our share repurchase program, and $1.8 million in payment of financing obligations, offset by $2.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
•global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;
•impact of the COVID-19 pandemic on our financial condition;
•changes in accounts receivable, inventory or other operating assets and liabilities which affect our working capital;

•increase in capital expenditure to support the revenue growth opportunity of our business;
•changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;
•timing of payments to our suppliers;
•factoring or sale of accounts receivable;
•volatility in fixed income and credit market which impact the liquidity and valuation of our investment portfolios;
•volatility in foreign exchange market which impacts our financial results;
•possible investments or acquisitions of complementary businesses, products or technologies;
•issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes and/or 2024 Notes prior to their maturity or of our common stock; and
•potential funding of pension liabilities either voluntarily or as required by law or regulation.
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2021.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of January 2, 2021, our pension plans were under funded by $117.6 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of January 2, 2021, the fair value of plan assets had increased approximately 8.5% since June 27, 2020, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 2, 2021.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Limitations on Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures of our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems will be achieved. No evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company, have been detected. Accordingly, our disclosure controls and procedures provide reasonable assurance of achieving their objective.

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

While distribution of the vaccines commenced in the UK and U.S. in late 2020, there have been logistical and operational challenges with the rollout, demand for the vaccine has far exceeded supply, and it will take some time for the global population to receive vaccines and for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. When and as normal business operations resume, we will need to expand globally the safety measures we have already undertaken at sites conducting essential business, such as enhanced sanitation procedures, health checks and social distancing protocols, none of which can completely eliminate the risk of exposure or spread of COVID-19. Even after shelter-in-place restrictions have been lifted by governmental authorities, there could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts.

Further, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries. On June 8, 2020, the National Bureau of Economic Research announced that the U.S. was in a recession. Deterioration of macro-economic conditions could further curtail or delay spending by our customers and decrease demand for our products as well as cause an increased risk of customer defaults or delays in payment. Current economic conditions have already led to a tightening of credit markets. We entered into a $300 million secured credit facility to strengthen our liquidity position but have not drawn on this facility to date. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.

Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the ultimate direct or indirect impacts the COVID-19 pandemic may have on our business. However, any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and the slow pace of vaccine rollout may impact our suppliers and our ability to source materials in a timely manner. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.

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

These transitions are costly and may impair our profit objectives. Specific factors that may undermine our financial objectives include, among others:

•uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our NE and SE segments;

•adverse changes to our product mix, both fundamentally (resulting from new product transitions, the declining profitability of certain legacy products and the termination of certain products with declining margins, among other things) and due to quarterly demand fluctuations;

•pricing pressure across our NSE product lines due to competitive forces, increasingly from Asia, and to a highly concentrated customer base for many of our product lines, which may offset some of the cost improvements;

•our OSP operating margin may experience some downward pressure as a result of higher mix of 3D Sensing products and increased operating expenses;

•limited availability of components and resources for our products which leads to higher component prices;

•increasing commoditization of previously differentiated products, and the attendant negative effect on average selling prices and profit margins;

•execution challenges, which limit revenue opportunities and harm profitability, market opportunities and customer relations;

•decreased revenue associated with terminated or divested product lines;

•redundant costs related to periodic transitioning of manufacturing and other functions to lower-cost locations;

•ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the nearer term;

•continuing high levels of selling, general and administrative, SG&A expenses;

•cyclical demand for our currency products;

•changing market and economic conditions, including the impacts due to tariffs and the COVID-19 pandemic;

•ability of our customers, partners, manufacturers and suppliers to purchase, market, sell, manufacture or supply our products and services, including as a result of disruptions arising from the COVID-19 pandemic;

•financial stability of our customers, including the solvency of private sector customers, which may be impacted by the COVID-19 pandemic and statutory authority for government customers to purchase goods and services; and

•factors beyond our control resulting from public health epidemics, pandemics and similar outbreaks as well as the fear of exposure to a widespread health epidemic, such as the COVID-19 pandemic, manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of a disease regionally and globally, and limitations on the ability of our employees and our suppliers’ and customers’ employees to work and travel.

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

Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers’ current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:

•Our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers, other outsourcing initiatives, and reductions in employee headcount, require the re-establishment and re-qualification by our customers of complex manufacturing lines, as well as modifications to systems, planning and operational infrastructure. During this process, we have experienced, and may continue to experience, additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns and systems integration problems.

•We have experienced variability of manufacturing yields caused by difficulties in the manufacturing process, the effects from a shift in product mix, changes in product specifications and the introduction of new product lines. These difficulties can reduce yields or disrupt production and thereby increase our manufacturing costs and adversely affect our margin.

•We may incur significant costs to correct defective products (despite rigorous testing for quality both by our customers and by us), which could include lost future sales of the affected product and other products, and potentially sever customer relations problems, litigation and damage to our reputation.

•We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain of our products. Our business and results of operations have been, and could continue to be, adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control, including the COVID-19 pandemic. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results.

•New product programs and introductions involve changing product specifications and customer requirements, unanticipated engineering complexities, difficulties in reallocating resources and overcoming resource limitations and increased complexity, which expose us to yield and product risk internally and with our suppliers.

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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, including as a result of the COVID-19 pandemic, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Further, the COVID-19 pandemic resulted in global work-office shut down and Work-From-Home policies among network service providers, network equipment manufacturers and the related supply chain.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.

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
Natural Disasters and Catastrophic Events
We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters are located in Scottsdale, Arizona, a desert climate, subject to extreme heat and drought.. The geographic location of our Northern California offices and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, in October 2019, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or a material disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.
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

Our international presence exposes us to certain risks, including the following:

•fluctuations in exchange rates between the U.S. dollar and among the currencies of the countries in which we do business may adversely affect our operating results by negatively impacting our revenues or increasing our expenses;

•our ability to comply with a wide variety of laws and regulations of the countries in which we do business, including, among other things, customs, import/export, anti-bribery, anti-competition, tax and data privacy laws, which may be subject to sudden and unexpected changes;
•difficulties in establishing and enforcing our intellectual property rights;

•tariffs and other trade barriers;

•political, legal and economic instability in foreign markets, particularly in those markets in which we maintain manufacturing and product development facilities;

•strained or worsening relations between the United States and China or other countries;

•difficulties in staffing and management;

•language and cultural barriers;

•seasonal reductions in business activities in the countries where our international customers are located;

•integration of foreign operations;

•longer payment cycles;

•difficulties in management of foreign distributors; and

•potential adverse tax consequences.

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

Economic conditions and regulatory changes that may result from the United Kingdom’s exit from the European Union could adversely affect our business, financial condition and results of operations.
In June 2016, the U.K. held a referendum in which voters narrowly approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The withdrawal of the U.K. from the E.U. in January 2020 and the end of the transition period in December 2020 may also contribute to further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.

The withdrawal and end of the transition period could significantly disrupt and delay the free movement of goods, services, and people between ports in the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations, as well as our operations in these locations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications.
US Government trade actions could have an adverse impact on our business, financial position, and results of operation..

The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. Former President Trump used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3 (under Section 301) valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019. Moreover, in August 2019, Former President Trump announced a 15% tariff on a fourth list of goods valued at nearly $300 billion. Pursuant to a US-China trade deal signed in January 2020, the List 3 rate remains at 25% and the List 4 rate decreased to 7.5% on February 14, 2020.

On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, “Huawei”) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. While the majority of our products were unaffected, the final rules prevent us from selling certain products to Huawei entities without a license issued subject to the Export Administration Regulations. If we are unable to obtain such a license, our business, financial condition and results of operations could be negatively impacted.

These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business.

In January 2021, President Biden commenced his new administration with a number of executive orders and actions, including a temporary halt of pending U.S. defense transfers and sales to Saudi Arabia and the United Emirates. This executive order could negatively impact certain products and equipment we deliver to military and defense clients. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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

Any failure to successfully implement our operating strategy or the occurrence of any of the events or circumstances set forth in this “Risk Factors” section could result in the actual operating results being different from our guidance, and the differences may be adverse and material.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For fiscal years 2020, 2019 and 2018, our research and development expenses were $193.6 million, or approximately 17.0% of our revenue $187.0 million, or approximately 16.5% of our revenue and $133.3 million, or approximately 15.2% of our revenue, respectively. We expect to continue to invest heavily in research and development in order to expand the capabilities of 3D Sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in research and development including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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

We have a strategic alliance with SICPA, our principal customer for our anti-counterfeiting pigments that are used to, among other things, provide security features for banknotes. Under a license and supply agreement, we rely exclusively on SICPA to market and sell Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®) products for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including, among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.
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

We maintain information security staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cyber-security to mitigate persistent and continuously evolving cyber-security threats. Our network security measures include, but are not limit to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions and intrusions that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third party will exploit our critical assets such as intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners. To the extent that any disruption, degradation, downtime or other security breach results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses; our inability to transact business on behalf of our clients; violations of applicable privacy and other laws; regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. We may also incur additional costs related to cyber-security risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks will be successful.

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
Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be derived from, or contain, “open source” software, which is software that is generally made available to the public by its authors and/or other third parties. Such open source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. While we believe we have complied with our obligations under the various applicable licenses for open source software, in the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open source licenses are subject to occasional revision. In the event future iterations of open source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.
We face certain litigation risks that could harm our business.
We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see the “Legal Proceedings” portion of our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, filed with the SEC on August 24, 2020 .
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
Oleg Khaykin became our President and Chief Executive Officer in February 2016 and Amar Maletira became our Chief Financial Officer in September 2015. Mr. Maletira announced his resignation effective November 20, 2020 to pursue a new opportunity and the Company appointed an interim CFO while commencing a formal search for Mr. Maletira’s successor. Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific technical and other skills we require is significant. We have a significant employee population in the San Francisco Bay Area and in other high expense locations. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the recent change of our headquarters to Scottsdale, Arizona, effective January 1, 2021. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•the impact of the recent COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of facilities to protect employees, including those of our customers, disruptions to global supply chains and our and our suppliers’ ability to deliver materials and products on a timely or cost-effective basis, shipment, acceptance or verification delays, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns;

•inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or business’s procedures and controls;

•diversion of management’s attention from normal daily operations of the business;

•potential difficulties in completing projects associated with in-process R&D;

•difficulties in entering markets in which we have no or limited prior experience and where competitors have stronger market positions;

•difficulties in obtaining or providing sufficient transition services and accurately projecting the time and cost associated with providing these services;

•an acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on, our investments;

•expected earn-outs may not be achieved in the time frame or at the level expected or at all;

•we may not be able to recognize or capitalize on expected growth, synergies or cost savings;

•insufficient net revenue to offset increased expenses associated with acquisitions;

•potential loss of key employees of the acquired companies; and

•difficulty in forecasting revenues and margins.

Acquisitions may also cause us to:

•issue common stock that would dilute our current stockholders’ percentage ownership and may decrease earnings per share;

•assume liabilities, some of which may be unknown at the time of the acquisitions;

•record goodwill and non-amortizable intangible assets that will be subject to impairment testing and potential periodic impairment charges;

•incur additional debt to finance such acquisitions;

•incur amortization expenses related to certain intangible assets; or

•acquire, assume, or become subject to litigation related to the acquired businesses or assets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
10.1****	Consulting Agreement by and between Viavi Solutions Inc. and Amar Maletira, dated as of October 28, 2020				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X
****Portions of this exhibit have been omitted pursuant to confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2021	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ PAM AVENT
	Name:	Pam Avent
	Title:	Interim Chief Financial and Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)