Form 10-Q
period 2021-04-03
VIAVI SOLUTIONS INC.
filed 2021-05-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2021
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

As of May 1, 2021, the Registrant had 228,638,873 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Revenues:
Product revenue	$266.6	$223.8	$776.6	$770.5
Service revenue	36.8	32.4	111.4	99.2
Total net revenue	303.4	256.2	888.0	869.7
Cost of revenues:
Product cost of revenue	98.1	89.2	287.8	297.2
Service cost of revenue	15.0	12.2	43.8	37.0
Amortization of acquired technologies	8.3	8.0	24.9	24.8
Total cost of revenues	121.4	109.4	356.5	359.0
Gross profit	182.0	146.8	531.5	510.7
Operating expenses:
Research and development	52.1	46.8	150.9	148.6
Selling, general and administrative	86.1	83.6	247.0	263.1
Amortization of other intangibles	8.3	8.9	24.9	26.4
Restructuring and related benefits	(0.4)	(1.6)	(0.8)	(2.2)
Total operating expenses	146.1	137.7	422.0	435.9
Income from operations	35.9	9.1	109.5	74.8
Interest income and other (loss) income, net	(0.9)	5.3	0.8	9.3
Interest expense	(9.0)	(8.4)	(27.0)	(25.1)
Income before taxes	26.0	6.0	83.3	59.0
Provision for income taxes	14.2	38.8	35.3	57.0
Net income (loss)	$11.8	$(32.8)	$48.0	$2.0

Net income (loss) per share:
Basic	$0.05	$(0.14)	$0.21	$0.01
Diluted	$0.05	$(0.14)	$0.21	$0.01

Shares used in per-share calculations:
Basic	228.7	230.0	228.8	229.8
Diluted	240.2	230.0	233.8	236.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Net income (loss)	$11.8	$(32.8)	$48.0	$2.0
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(4.9)	(33.7)	57.1	(33.1)
Unrealized holding loss arising during period	—	(0.1)	—	(0.1)
Amortization of actuarial income (loss)	0.8	0.7	2.3	2.2
Net change in accumulated other comprehensive income (loss)	(4.1)	(33.1)	59.4	(31.0)
Comprehensive income (loss)	$7.7	$(65.9)	$107.4	$(29.0)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	April 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$672.2	$539.0
Short-term investments	1.6	1.5
Restricted cash	4.3	3.5
Accounts receivable, net	262.7	235.5
Inventories, net	90.6	83.3
Prepayments and other current assets	48.6	50.8
Total current assets	1,080.0	913.6
Property, plant and equipment, net	180.0	172.5
Goodwill, net	396.4	381.4
Intangibles, net	104.6	148.1
Deferred income taxes	113.1	105.4
Other non-current assets	52.7	55.3
Total assets	$1,926.8	$1,776.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54.8	$53.0
Accrued payroll and related expenses	61.3	51.4
Deferred revenue	65.9	54.6
Accrued expenses	27.4	22.6
Current portion of long-term debt	—	2.8
Other current liabilities	63.7	48.4
Total current liabilities	273.1	232.8
Long-term debt	618.1	600.9
Other non-current liabilities	223.8	231.2
Commitments and contingencies (Note 18)
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 229 million shares at April 3, 2021 and 228 million shares at June 27, 2020, issued and outstanding	0.2	0.2
Additional paid-in capital	70,299.0	70,274.3
Accumulated deficit	(69,380.9)	(69,397.2)
Accumulated other comprehensive loss	(106.5)	(165.9)
Total stockholders’ equity	811.8	711.4
Total liabilities and stockholders’ equity	$1,926.8	$1,776.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 3, 2021	March 28, 2020
OPERATING ACTIVITIES:
Net income	$48.0	$2.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	26.8	30.0
Amortization of acquired technologies and other intangibles	49.8	51.2
Stock-based compensation	33.4	33.3
Amortization of debt issuance costs and accretion of debt discount	17.7	16.5
Net change in fair value of contingent liabilities	(3.8)	(4.3)
Other	2.2	4.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(21.0)	(6.6)
Inventories	(8.1)	3.6
Other current and non-currents assets	16.2	1.9
Accounts payable	—	(16.0)
Income taxes payable	13.9	8.6
Deferred revenue, current and non-current	8.8	7.4
Deferred taxes, net	(3.9)	27.8
Accrued payroll and related expenses	8.6	(10.3)
Accrued expenses and other current and non-current liabilities	(7.9)	(41.6)
Net cash provided by operating activities	$180.7	$108.4

INVESTING ACTIVITIES:
Capital expenditures	$(26.7)	$(23.6)
Proceeds from the sale of assets	2.6	4.0
Acquisitions, net of cash acquired	(0.7)	(0.5)
Net cash used in investing activities	$(24.8)	$(20.1)

FINANCING ACTIVITIES:
Payment of debt issuance costs	$(0.1)	$—
Repurchase and retirement of common stock	(31.1)	(43.8)
Withholding tax payment on vesting of restricted stock awards	(14.8)	(18.4)
Payment of financing obligations	(1.0)	(2.1)
Proceeds from employee stock purchase plan	6.6	5.5
Payment of debt	(2.8)	—
Net cash used in financing activities	$(43.2)	$(58.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	$21.9	$(19.0)
Net increase in cash, cash equivalents and restricted cash	134.6	10.5
Cash, cash equivalents and restricted cash at the beginning of the period (1)	547.4	530.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$682.0	$540.9
(1) These amounts include both current and non-current balances of restricted cash totaling $8.4 million and $8.9 million as of June 27, 2020 and June 29, 2019, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $9.8 million and $8.4 million as of April 3, 2021 and March 28, 2020, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended April 3, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 2, 2021	228.5	$0.2	$70,288.0	$(69,384.8)	$(102.4)	$801.0
Net income	—	—	—	11.8	—	11.8
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Shares issued under employee stock plans, net of tax	0.6	—	—	—	—	—
Stock-based compensation	—	—	11.0	—	—	11.0
Repurchase of common stock	(0.5)	—	—	(7.9)	—	(7.9)
Balance at April 3, 2021	228.6	$0.2	$70,299.0	$(69,380.9)	$(106.5)	$811.8

Three Months Ended March 28, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 28, 2019	230.2	$0.2	$70,254.0	$(69,357.4)	$(132.5)	$764.3
Net loss	—	—	—	(32.8)	—	(32.8)
Other comprehensive loss	—	—	—	—	(33.1)	(33.1)
Shares issued under employee stock plans, net of tax	0.6	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	11.6	—	—	11.6
Repurchase of common stock	(2.8)	—	—	(33.1)	—	(33.1)
Other	—	—	—	0.1	—	0.1
Balance at March 28, 2020	228.0	$0.2	$70,265.5	$(69,423.2)	$(165.6)	$676.9

Nine Months Ended April 3, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,274.3	$(69,397.2)	$(165.9)	$711.4
Net income	—	—	—	48.0	—	48.0
Other comprehensive income	—	—	—	—	59.4	59.4
Shares issued under employee stock plans, net of tax	2.6	—	(8.7)	—	—	(8.7)
Stock-based compensation	—	—	33.4	—	—	33.4
Repurchase of common stock	(2.3)	—	—	(31.7)	—	(31.7)
Balance at April 3, 2021	228.6	$0.2	$70,299.0	$(69,380.9)	$(106.5)	$811.8

Nine Months Ended March 28, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASC 842	—	—	—	3.0	—	3.0
Net income	—	—	—	2.0	—	2.0
Other comprehensive loss	—	—	—	—	(31.0)	(31.0)
Shares issued under employee stock plans, net of tax	2.8	—	(12.7)	—	—	(12.7)
Stock-based compensation	—	—	33.5	—	—	33.5
Repurchase of common stock	(3.6)	—	—	(43.8)	—	(43.8)
Other	—	—	—	0.1	—	0.1
Balance at March 28, 2020	228.0	$0.2	$70,265.5	$(69,423.2)	$(165.6)	$676.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and nine months ended April 3, 2021 and March 28, 2020 is unaudited, and includes all normal and recurring adjustments Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended June 27, 2020.
There have been no material changes to the Company’s accounting policies during the three and nine months ended April 3, 2021, as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 27, 2020 on Form 10-K, filed with the SEC on August 24, 2020.
The Consolidated Balance Sheet as of June 27, 2020 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 3, 2021 and March 28, 2020 may not be indicative of results for the fiscal year ending July 3, 2021 or any future periods.
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
A novel strain of coronavirus (COVID-19) has been reported as first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (WHO) in March 2020. The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which is likely to continue to impact demand for a broad variety of goods and services, including from our customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. In late 2020, new and potentially more contagious variants of the virus emerged, along with a surge in cases in several regions across the globe, resulting in renewed shutdown and shelter in place orders. While rollout of several vaccines commenced in December 2020, the pace of the rollout has been slow and the demand for vaccine far outpaces available supply. While, the Company expects this could have a negative impact to our sales and our results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change,

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Numerator:
Net income (loss)	$11.8	$(32.8)	$48.0	$2.0
Denominator:
Weighted-average shares outstanding:
Basic	228.7	230.0	228.8	229.8
Shares issuable assuming conversion of convertible notes (1)	8.5	—	2.3	3.0
Effect of dilutive securities from stock-based compensation plans	3.0	—	2.7	3.5
Diluted	240.2	230.0	233.8	236.3

Net income (loss) per share:
Basic	$0.05	$(0.14)	$0.21	$0.01
Diluted	$0.05	$(0.14)	$0.21	$0.01
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
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
		(1) (2)
Restricted stock units	0.3	7.3	0.4	0.2
Stock options and ESPP	—	1.2	—	—
Shares issuable from Convertible Notes	—	1.3	—	—
Total potentially dilutive securities	0.3	9.8	0.4	0.2
(1)    As the Company incurred a loss from continuing operations in the period, potential securities from employee stock options, ESPP, restricted stock units (RSUs) and performance stock units (PSUs) have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.
(2)    The Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. The Company’s average stock price for the period presented did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.

Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the nine months ended April 3, 2021, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 27, 2020	$(5.1)	$(129.6)	$(31.2)	$(165.9)
Other comprehensive income before reclassification	—	57.1	—	57.1
Amounts reclassified to accumulated other comprehensive loss	—	—	2.3	2.3
Net current-period other comprehensive income	—	57.1	2.3	59.4
Ending balance as of April 3, 2021	$(5.1)	$(72.5)	$(28.9)	$(106.5)
(1)  The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations for the nine months ended April 3, 2021. There was no tax impact for the nine months ended April 3, 2021. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019 (3Z Close Date), the Company acquired all of the equity of 3Z Telecom, Inc. (3Z) for approximately $23.2 million in cash and contingent consideration (earn-out) liability of up to $7.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period subsequent to the 3Z Close Date. The acquisition of 3Z expands the Company’s Field Instrument offerings.
RPC Photonics, Inc. Acquisition
On October 30, 2018 (RPC Close Date), the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash to be paid based on the achievement of certain gross profit targets over approximately a four year period, subsequent to the RPC Close Date. The acquisition of RPC expands the Company’s 3D Sensing offerings.
Other Acquisition
During the twelve months ended June 27, 2020, the Company completed a business acquisition for total consideration of approximately $5.2 million in cash paid at close and an earn-out liability of up to $5.5 million in cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with this acquisition, the Company recorded approximately $6.2 million of developed technology and customer relationships and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with Company’s acquisitions for the three and nine months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Beginning period balance	$8.9	$34.1	$9.9	$38.4
Fair value adjustment of earn-out liabilities	(2.3)	—	(3.8)	(4.3)
Currency translation adjustment	0.1	—	0.6	—
Ending period balance	$6.7	$34.1	$6.7	$34.1
No payments were made in connection with the Company’s earn-out liabilities during the three and nine months ended April 3, 2021 and March 28, 2020.
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
Gross receivables include both billed and unbilled receivables (Unbilled Receivables and Contract Assets). As of April 3, 2021, and June 27, 2020, the Company had total unbilled receivables of $5.9 million and $3.8 million, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the activity related to deferred revenue (in millions):

	April 3, 2021
	Three months ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$82.0	$74.6
Revenue deferrals for new contracts (1)	32.1	93.5
Revenue recognized during the period (2)	(28.1)	(82.1)
Balance at end of period (3)	$86.0	$86.0
(1) Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2) Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.
(3) The long-term portion of deferred revenue is included as a component of Other non-current liabilities.

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations that are not delivered or incomplete. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of April 3, 2021, was $239.7 million. The Company expects to recognize approximately 90% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Disaggregation of revenue
The Company's revenue is presented on a disaggregated basis on the Consolidated Statements of Operations and in “Note 19. Operating Segments and Geographic Information”. This information includes revenue from reportable segments and a break-out of products and services for which the timing of the revenue is generally at a point in time and over time, respectively.
Accounts receivable allowance
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 27, 2020	Charged to Costs and Expenses	Deductions (1)	April 3, 2021
Allowance for credit losses	$3.0	$0.7	$(1.5)	$2.2
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	April 3, 2021	June 27, 2020
Finished goods	$38.0	$30.0
Work in process	17.6	22.5
Raw materials	35.0	30.8
Inventories, net	$90.6	$83.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	April 3, 2021	June 27, 2020
Prepayments	$11.1	$10.9
Asset held for sale	2.5	2.5
Advances to contract manufacturers	5.4	7.3
Refundable income taxes	11.0	10.8
Transaction tax receivables	10.8	10.6
Other current assets	7.8	8.7
Prepayments and other current assets	$48.6	$50.8
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	April 3, 2021	June 27, 2020
Customer prepayments	$0.4	$0.5
Restructuring accrual	2.2	6.5
Income tax payable	24.3	10.7
Warranty accrual	4.4	4.6
Transaction tax payable	5.1	3.2
Operating lease liabilities (Note 12)	12.0	11.7
Other	15.3	11.2
Other current liabilities	$63.7	$48.4
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	April 3, 2021	June 27, 2020
Pension and post-employment benefits	$105.6	$102.7
Financing obligation	16.1	16.2
Deferred tax liability	23.4	23.9
Long-term deferred revenue	20.1	20.0
Fair value of contingent consideration (Note 8)	1.8	9.4
Operating lease liabilities (Note 12)	24.8	28.1
Uncertain tax position	12.4	11.6
Other	19.6	19.3
Other non-current liabilities	$223.8	$231.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Available-For-Sale Investments
The following table presents the Company’s available-for-sale securities as of April 3, 2021 (in millions):

	Amortized Cost/ Carrying Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale debt securities:
Asset-backed securities	$0.9	$—	$(0.4)	$0.5
Total available-for-sale debt securities	$0.9	$—	$(0.4)	$0.5
The Company generally classifies debt securities as available-for-sale and as cash equivalents, short-term investments, or other non-current assets based on the stated maturities of the securities. In addition, certain securities with stated maturities of longer than twelve months, which are highly liquid and available to support current operations are also classified as short-term investments. As of April 3, 2021, the total estimated fair value of $0.5 million was classified as other non-current assets.
In addition to the amounts presented above, the Company’s short-term investments classified as trading securities related to the deferred compensation plan as of April 3, 2021, were $1.5 million, of which $0.4 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest income and other (loss) income, net.
During the three and nine months ended April 3, 2021 and March 28, 2020, the Company recorded no other-than-temporary impairment charges in each respective period.
The following table presents contractual maturities of the Company’s debt securities classified as available-for-sale as of April 3, 2021, (in millions):

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
In addition to the amounts presented above, as of June 27, 2020, the Company’s short-term investments classified as trading securities, related to the deferred compensation plan, were $1.4 million, of which $0.3 million was invested in debt securities, $0.2 million was invested in money market instruments and funds and $0.9 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest income and other (loss) income, net.

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
As of April 3, 2021, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $2.1 million and $2.2 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 27, 2020, the fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of April 3, 2021 and June 27, 2020, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $120.2 million and $146.4 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $20.6 million and $22.0 million, respectively.
The change in the fair value of foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other (loss) income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $0.1 million and a gain of $13.3 million for the three and nine months ended April 3, 2021, respectively and losses of $4.0 million and $1.8 million for the three and nine months ended March 28, 2020, respectively.
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
•Level 2: includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company generally include certain U.S. and foreign government and agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, certificates of deposit, foreign currency forward contracts and long-term debt. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of April 3, 2021 and June 27, 2020, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of April 3, 2021, consist of contingent purchase consideration. The company has aggregate contingent liabilities related to its

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
business and asset acquisitions completed during fiscal 2020 and 2019. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.
Fair Value Measurements
The Company’s assets and liabilities measured at fair value (categorized by input measure) for the periods presented are as follows (in millions):

	April 3, 2021				June 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities	$0.5	$—	$0.5	$—	$0.5	$—	$0.5	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.5	—	0.5	—
Money market funds	380.1	380.1	—	—	334.6	334.6	—	—
Trading securities	1.5	1.5	—	—	1.4	1.4	—	—
Foreign currency forward contracts (1)	2.1	—	2.1	—	2.2	—	2.2	—
Total assets (2)	$384.2	$381.6	$2.6	$—	$338.7	$336.0	$2.7	$—

Liability:
Foreign currency forward contracts (3)	$2.2	$—	$2.2	$—	$1.5	$—	$1.5	$—
Contingent consideration (4)	6.7	—	—	6.7	9.9	—	—	9.9
Total liabilities	$8.9	$—	$2.2	$6.7	$11.4	$—	$1.5	$9.9
(1)$2.1 million and $2.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of April 3, 2021 and June 27, 2020, respectively.
(2)Includes as of April 3, 2021, $372.8 million in cash and cash equivalents, $1.5 million in short-term investments, $2.7 million in restricted cash, $2.1 million in prepayments and other current assets and $5.1 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 27, 2020, $327.2 million in cash and cash equivalents, $1.4 million in short-term investments, $3.4 million in restricted cash, $2.2 million in prepayments and other current assets, and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)$2.2 million and $1.5 million in other current liabilities on the Company’s Consolidated Balance Sheets as of April 3, 2021 and June 27, 2020, respectively.
(4)Includes $1.8 million and $9.4 million in other non-current liabilities and $4.9 million and $0.5 million in other current liabilities as of April 3, 2021 and June 27, 2020, respectively.

Other Fair Value Measures
Fair Value of Long-term Debt: If measured at fair value in the Consolidated Balance Sheets, the Company’s 1.75% Senior Convertible Notes (2023 Notes) and 1.00% Senior Convertible Notes (2024 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. As of April 3, 2021 and June 27, 2020, the fair value of the 2023 Notes was approximately $286.8 million and $251.4 million, respectively and the fair value of the 2024 Notes was approximately $614.1 million and $523.3 million, respectively. See “Note 11. Debt”, for further discussion of the Company’s long-term debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2020	$334.9	$4.3	$42.2	$381.4
Currency translation adjustments	15.0	—	—	15.0
Balance as of April 3, 2021	$349.9	$4.3	$42.2	$396.4
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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended April 3, 2021.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of April 3, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$449.2	$(374.3)	$74.9
Customer relationships	201.2	(179.6)	21.6
Other (1)	37.9	(29.8)	8.1
Total intangibles	$688.3	$(583.7)	$104.6

As of June 27, 2020	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.1	$(341.6)	$95.5
Customer relationships	194.7	(154.1)	40.6
Other (1)	35.7	(23.7)	12.0
Total intangibles	$667.5	$(519.4)	$148.1
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of revenues	$8.3	$8.0	$24.9	$24.8
Operating expenses	8.3	8.9	24.9	26.4
Total amortization of intangible assets	$16.6	$16.9	$49.8	$51.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of April 3, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2021	$16.5
2022	39.7
2023	25.5
2024	10.3
2025	5.7
Thereafter	6.9
Total amortization	$104.6
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of April 3, 2021 and June 27, 2020, the Company’s long-term debt on the Consolidated Balance Sheets represented the carrying amount of the liability component of the Senior Convertible Notes, net of unamortized debt discounts and issuance costs.
The following table presents the carrying amounts of the liability and equity components of our debt (in millions):

	April 3, 2021	June 27, 2020
Principal amount of 1.00% Senior Convertible Notes	$460.0	$460.0
Principal amount of 1.75% Senior Convertible Notes	225.0	225.0
Unamortized discount of liability component	(62.9)	(79.1)
Unamortized debt issuance cost	(4.0)	(5.0)
Carrying amount of liability component	$618.1	$600.9

Carrying amount of equity component (1)	$136.8	$136.8
(1)Included in additional paid-in-capital on the Consolidated Balance Sheets.
The Company was in compliance with all debt covenants as of April 3, 2021 and June 27, 2020.

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of April 3, 2021 and June 27, 2020, we had no amounts outstanding under the Credit Agreement.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the Exchange Transaction) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of April 3, 2021, the expected remaining term of the 2023 Notes is 2.2 years.
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
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. As of April 3, 2021, the expected remaining term of the 2024 Notes is 2.9 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Interest expense-contractual interest	$2.4	$2.1	$7.1	$6.4
Amortization of debt issuance cost	0.5	0.3	1.5	1.0
Accretion of debt discount	5.4	5.2	16.2	15.5
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
For the three months ended April 3, 2021 and March 28, 2020, the total operating lease costs were $3.6 million and $3.6 million, respectively. For the nine months ended April 3, 2021 and March 28, 2020, the total operating lease costs were $10.4 million and $10.2 million, respectively. Total variable lease costs were immaterial during the three and nine months ended April 3, 2021 and March 28, 2020. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of April 3, 2021, the weighted-average remaining lease term was 4.8 years, and the weighted-average discount rate was 4.6%.
For the three months ended April 3, 2021 and March 28, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $3.3 million and $3.7 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $2.8 million and $0.6 million, respectively.
For the nine months ended April 3, 2021 and March 28, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $11.4 million and $12.9 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $6.3 million and $15.1 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance sheet information related to our operating leases is as follows (in millions):

	April 3, 2021
	Other Non-Current Assets	Other Current Liabilities	Other Non-Current Liabilities	Total
ROU Assets	$39.1	$—	$—	$39.1
Operating Lease Liabilities	$—	$12.0	$24.8	$36.8
Future minimum operating lease payments as of April 3, 2021 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2021	$2.2
2022	12.3
2023	8.3
2024	5.8
2025	4.2
Thereafter	7.9
Total lease payments	$40.7
Less: Interest	(3.9)
Present value of lease liabilities	$36.8
Future minimum operating lease payments as of June 27, 2020, were as follows (in millions):

Fiscal Years	Operating Leases
2021	$12.8
2022	10.2
2023	6.0
2024	4.6
2025	3.6
Thereafter	7.5
Total lease payments	$44.7
Less: Interest	(4.9)
Present value of lease liabilities	$39.8
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
Fiscal 2019 Plans - NSE, including AvComm and Wireless (AW) Restructuring Plan
During the first quarter of fiscal 2019, the Company’s management approved restructuring and workforce reduction plans within its Network Service and Enablement (NSE) business, including actions related to the acquired AW business. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount and to further drive operational improvement.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Summary of Restructuring Plans
The following table presents the adjustments to the accrued restructuring expenses for the Company’s restructuring plans for the nine months ended April 3, 2021 (in millions):

Fiscal 2019 NSE,
Including AW Plan
Beginning of period balance, June 27, 2020 (2)	$6.5
Cash settlements	(3.5)
Restructuring and related benefits	(0.8)
Non-cash Settlements and Other Adjustments (1)	—
End of period balance, April 3, 2021 (2)	$2.2
(1)    Other adjustments represents the effect of currency translation adjustments.
(2)    Included in other current liabilities on the Consolidated Balance Sheets as of April 3, 2021 and June 27, 2020, respectively.
During the three and nine months ended April 3, 2021 and March 28, 2020 the Company recorded restructuring and related benefits, as follows:

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
FY2019 NSE, Including AW Plan	(0.4)	(1.6)	(0.8)	(2.2)
Note 14. Income Taxes
The Company recorded an income tax expense of $14.2 million and $35.3 million for the three and nine months ended April 3, 2021, respectively. The Company recorded an income tax expense of $38.8 million and $57.0 million for the three and nine months ended March 28, 2020, respectively.
The income tax provision for the three and nine months ended April 3, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year. The income tax provision for the three and nine months ended March 28, 2020 primarily related to a $31.6 million charge for withholding taxes expected to be paid on the repatriation of $316.4 million of foreign earnings that the Company no longer considered to be permanently reinvested. In light of the economic uncertainty caused by COVID-19, the Company reevaluated its historic assertion on foreign earnings and no longer considered these earnings to be permanently reinvested. The repatriation of these earnings increased available cash in the U.S. and provided greater U.S. financial flexibility to assist the Company in navigating the expected downturn in the economy. The foreign earnings were repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense. In addition, the income tax provision for the period includes the income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
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
As of April 3, 2021, and June 27, 2020, the Company’s unrecognized tax benefits totaled $48.4 million and $48.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.7 million accrued for the payment of interest and penalties as of April 3, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

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

During the three and nine months ended April 3, 2021, the Company repurchased 0.5 million and 2.3 million shares of its common stock for $7.9 million and $31.7 million, respectively, of which $0.6 million was included as an unsettled liability at the end of April 3, 2021. As of April 3, 2021, the Company had remaining authorization of $123.9 million for future share repurchases. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.
Note 16. Stock-Based Compensation
The Company's stock-based compensation includes a combination of time-based restricted stock awards and performance-based awards. Restricted stock awards are granted without an exercise price and are converted to shares immediately upon vesting. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes.
The Company generally estimates the fair value of stock-based awards based on the closing market price of the Company’s common stock. In the case of performance-based awards that include a market condition, the Company will estimate the fair value of the award using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
Time-based restricted stock awards will generally vest in annual or quarterly installments over a period of four years subject to the employees’ continuing service to the Company. The Company's performance-based awards may include performance conditions, market conditions, time-based service conditions or a combination there of and are generally expected to vest over a one to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market based conditions.
During the nine months ended April 3, 2021 and March 28, 2020, the Company granted $3.2 million and $3.2 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended April 3, 2021 and March 28, 2020 were estimated to be $44.8 million and $43.9 million, respectively. Time-based restricted stock awards granted to eligible employees generally vest in annual or quarterly installments over a period of four years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the nine months ended April 3, 2021 and March 28, 2020, the Company granted $1.1 million and $0.5 million, performance-based awards, respectively. In addition, during the nine months ended April 3, 2021 and March 28, 2020, the Company granted an additional 0.1 million and 0.2 million shares, respectively, due to performance-based shares attained over target. The aggregate grant-date fair value of performance-based awards granted during the nine months ended April 3, 2021 and March 28, 2020 were estimated to be $15.7 million and $7.7 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date. Performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of April 3, 2021, $68.5 million of unrecognized stock-based compensation costs, remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 3, 2021 and March 28, 2020, as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Cost of revenues	$1.2	$1.2	$3.6	$3.2
Research and development	2.2	2.0	6.7	5.7
Selling, general and administrative	7.6	8.5	23.1	24.4
Total stock-based compensation expense	$11.0	$11.7	$33.4	$33.3
Approximately $1.2 million and $1.1 million of stock-based compensation was capitalized to inventory as of April 3, 2021 and March 28, 2020, respectively.
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
As of April 3, 2021, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended April 3, 2021, the Company contributed $1.6 million to the U.K. plan and $4.3 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Service cost	$0.1	$—	$0.3	$0.2
Interest cost	0.4	0.5	1.0	1.4
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.2)
Amortization of net actuarial losses	0.8	0.7	2.3	2.2
Net periodic benefit cost	$0.9	$0.8	$2.4	$2.6
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $10.5 million related to its defined benefit pension plans during fiscal 2021 to make current benefit payments and fund future obligations. As of April 3, 2021, approximately $5.9 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of April 3, 2021, the related accrued pension liability was £6.5 million or $9.0 million.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of April 3, 2021 and June 27, 2020.
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of April 3, 2021, the Company had standby letters of credit of $7.3 million, performance bonds of $0.9 million and other claims of $1.6 million, collateralized by restricted cash.
Product Warranties
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. In general, the Company offers its customers warranties up to three years and has accrued a reserve for the estimated costs of product warranties at the time revenue is recognized. It estimates the costs of its warranty

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended April 3, 2021 and March 28, 2020, (in millions):

	Three Months Ended		Nine Months Ended
	April 3, 2021	March 28, 2020	April 3, 2021	March 28, 2020
Balance as of beginning of period	$9.6	$9.2	$9.4	$8.7
Provision for warranty	0.5	0.6	2.5	1.9
Utilization of reserve	(0.3)	(0.6)	(1.6)	(2.4)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.2)	—	(0.7)	1.0
Balance as of end of period (1)	$9.6	$9.2	$9.6	$9.2
(1)The short-term portion of the warranty reserve is included as a component of other current liabilities (see “Note 6. Balance Sheet and Other Details”) with the long-term balance included as a component of other non-current liabilities on the Company’s Consolidated Balance Sheets.
Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer is the Company’s Chief Operating Decision Maker (CODM). The Company's reportable segments reflect the way the Company's CODM reviews and assesses performance of the business.
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
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related benefits, impairment of goodwill, changes in fair value of contingent

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
consideration liabilities, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
The following tables present information on the Company’s reportable segments for the three months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended April 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$166.5	$7.9	$174.4	$92.2	$—	$266.6
Service revenue	24.4	12.4	36.8	—	—	36.8
Net revenue	$190.9	$20.3	$211.2	$92.2	$—	$303.4

Gross profit	$123.1	$12.4	$135.5	$55.9	$(9.4)	$182.0
Gross margin	64.5%	61.1%	64.2%	60.6%		60.0%

Operating income			$20.9	$40.5	$(25.5)	$35.9
Operating margin			9.9%	43.9%		11.8%

	Three Months Ended March 28, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$146.0	$8.6	$154.6	$69.2	$—	$223.8
Service revenue	17.9	14.5	32.4	—	—	32.4
Net revenue	$163.9	$23.1	$187.0	$69.2	$—	$256.2

Gross profit	$104.3	$16.0	$120.3	$36.4	$(9.9)	$146.8
Gross margin	63.6%	69.3%	64.3%	52.6%		57.3%

Operating income			$13.8	$24.2	$(28.9)	$9.1
Operating margin			7.4%	35.0%		3.6%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	April 3, 2021	March 28, 2020
Corporate reconciling items impacting gross profit:
Total segment gross profit	$191.4	$156.7
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(8.3)	(8.0)
Other charges (benefits) unrelated to core operating performance (1)	0.1	(0.7)
GAAP gross profit	$182.0	$146.8

Corporate reconciling items impacting operating income:
Total segment operating income	$61.4	$38.0
Stock-based compensation	(11.0)	(11.7)
Amortization of intangibles	(16.6)	(16.9)
Change in fair value of contingent liability	2.3	—
Other charges unrelated to core operating performance (1)	(0.6)	(1.9)
Restructuring and related benefits	0.4	1.6
GAAP operating income from continuing operations	$35.9	$9.1

(1)    During the three months ended April 3, 2021 and March 28, 2020, other charges (benefits) unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, and loss on disposal of long-lived assets.

The following tables present information on the Company’s reportable segments for the nine months ended April 3, 2021 and March 28, 2020 (in millions):

	Nine Months Ended April 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$462.1	$28.5	$490.6	$286.0	$—	$776.6
Service revenue	71.8	39.0	110.8	0.6	—	111.4
Net revenue	$533.9	$67.5	$601.4	$286.6	$—	$888.0

Gross profit	$339.9	$44.3	$384.2	$175.3	$(28.0)	$531.5
Gross margin	63.7%	65.6%	63.9%	61.2%		59.9%

Operating income			$56.4	$132.4	$(79.3)	$109.5
Operating margin			9.4%	46.2%		12.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 28, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$507.2	$34.9	$542.1	$228.4	$—	$770.5
Service revenue	58.6	40.3	98.9	0.3	—	99.2
Net revenue	$565.8	$75.2	$641.0	$228.7	$—	$869.7

Gross profit	$367.1	$49.4	$416.5	$123.3	$(29.1)	$510.7
Gross margin	64.9%	65.7%	65.0%	53.9%		58.7%

Operating income			$73.6	$85.0	$(83.8)	$74.8
Operating margin			11.5%	37.2%		8.6%

	Nine Months Ended
	April 3, 2021	March 28, 2020
Corporate reconciling items impacting gross profit:
Total segment gross profit	$559.5	$539.8
Stock-based compensation	(3.6)	(3.2)
Amortization of intangibles	(24.9)	(24.8)
Other charges (benefits) unrelated to core operating performance (1)	0.5	(1.1)
GAAP gross profit	$531.5	$510.7

Corporate reconciling items impacting operating income:
Total segment operating income	$188.8	$158.6
Stock-based compensation	(33.4)	(33.3)
Amortization of intangibles	(49.8)	(51.2)
Change in fair value of contingent liability	3.8	4.3
Other charges unrelated to core operating performance (1)	(0.7)	(5.8)
Restructuring and related charges	0.8	2.2
GAAP operating income from continuing operations	$109.5	$74.8
(1)    During the nine months ended April 3, 2021 and March 28, 2020, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following tables present net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue for the three and nine months ended April 3, 2021 and March 28, 2020 (in millions):

	Three Months Ended
	April 3, 2021			March 28, 2020
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$64.4	$13.0	$77.4	$58.5	$13.3	$71.8
Other Americas	21.2	3.2	24.4	12.0	5.0	17.0
Total Americas	$85.6	$16.2	$101.8	$70.5	$18.3	$88.8

Asia-Pacific:
Greater China	$69.1	$2.8	$71.9	$39.8	$1.5	$41.3
Other Asia-Pacific	26.0	4.3	30.3	29.6	3.4	33.0
Total Asia-Pacific	$95.1	$7.1	$102.2	$69.4	$4.9	$74.3

EMEA:
Switzerland	$18.0	$0.1	$18.1	$27.8	$—	$27.8
Other EMEA	67.9	13.4	81.3	56.1	9.2	65.3
Total EMEA	$85.9	$13.5	$99.4	$83.9	$9.2	$93.1

Total net revenue	$266.6	$36.8	$303.4	$223.8	$32.4	$256.2

	Nine Months Ended
	April 3, 2021			March 28, 2020
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$202.5	$41.3	$243.8	$213.0	$40.0	$253.0
Other Americas	51.5	10.3	61.8	45.8	12.5	58.3
Total Americas	$254.0	$51.6	$305.6	$258.8	$52.5	$311.3

Asia-Pacific:
Greater China	$216.3	$7.8	$224.1	$188.7	$5.0	$193.7
Other Asia	71.4	11.3	82.7	89.6	11.2	100.8
Total Asia-Pacific	$287.7	$19.1	$306.8	$278.3	$16.2	$294.5

EMEA:
Switzerland	$55.7	$0.3	$56.0	$53.4	$0.1	$53.5
Other EMEA	179.2	40.4	219.6	180.0	30.4	210.4
Total EMEA	$234.9	$40.7	$275.6	$233.4	$30.5	$263.9

Total net revenue	$776.6	$111.4	$888.0	$770.5	$99.2	$869.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
The Company purchased land and building in Chandler, Arizona, on April 26, 2021, for $14.3 million.

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
NE customers include communication service providers (CSPs), NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia, and Verizon Communications, Inc.
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
Our SE products and associated services are described below:
Data Center: Consisting of our Network Performance Monitoring and Security tools.
Assurance: Primarily consisting of our Growth Products (Location Intelligence and NITRO Mobile products) and our Mature Products (Legacy Assurance and Legacy Wireline).
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell products targeting anti-counterfeiting, consumer and industrial, government, automotive industrial and other markets.
Our anti-counterfeiting offerings for the currency market include, OVP® (Optical Variable Pigment) and OVMP® (Optical Variable Magnetic Pigment). OVP enables a color-shifting effect used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. We also provide OVMP, a technology that delivers depth and motion effects for authenticating banknotes. Our anti-counterfeiting technologies are deployed on the banknotes of more than 100 countries today.
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
OSP serves customers such as, SICPA Holding SA Company (SICPA), STMicroelectronics N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
COVID-19 Pandemic Update
The COVID-19 pandemic impacted the U.S. and virtually all of the countries and territories we operate in worldwide. The pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, temporary business closures, among others. The COVID-19 pandemic and these aforementioned measures, have had and continue to have, a substantial macroeconomic impact on businesses and economies worldwide. These conditions may continue and could result in an adverse impact to our operations.

Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of all those we serve, our employees, customers, suppliers, and communities - including implementing early and regular updates to our health and safety policies and procedures. We have shut down, slowed, or modified business operations and activities in certain geographies, including in some instances, limiting production to essential business services, all in conjunction with federal, state, and local health and safety regulations and shelter-in-place directives. We continue to follow the guidance of local and national governments, including monitoring the health of our employees who have returned to our offices, by limiting the gathering size of employee groups in indoor spaces per social distancing guidelines, and requiring those employees to wear masks and to undergo screenings prior to entering our offices. While distribution of the vaccines commenced in the UK and U.S. in late 2020, there have been logistical and operational challenges with the rollout, and global demand for the vaccine has far exceeded supply. It will take some time for the global population to receive vaccines, allowing for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. We operate a shared services center in Pune, India that provides important finance and IT support services. The recent substantial increase of reported COVID-19 transmission rates in that country due to the emergence of a more virulent variant of the virus has led to a significant spike in illness and death rates. Hospitals and medical facilities are overwhelmed and there is a shortage of oxygen and other medical supplies. If the situation in India does not improve, our operations and employees there could be negatively impacted. We will continue to take the measures described above to ensure the health and safety of our employees and those they come in contact with.
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
We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has impacted, and may continue to negatively impact, our sales and operating results. In addition, we have experienced, and may continue to experience, shipping and logistics challenges as many of our customers have also closed their facilities and are operating under similar restrictions. Additionally, NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.
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
Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us to navigate through the current economic environment and continue to execute on our long-term value creation strategy.
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
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 3, 2021	March 28, 2020	Change	Percent Change	April 3, 2021	March 28, 2020	Change	Percent Change
Segment net revenue:
NE	$190.9	$163.9	$27.0	16.5%	$533.9	$565.8	$(31.9)	(5.6)%
SE	20.3	23.1	(2.8)	(12.1)%	67.5	75.2	(7.7)	(10.2)%
OSP	92.2	69.2	23.0	33.2%	286.6	228.7	57.9	25.3%
Total net revenue	$303.4	$256.2	$47.2	18.4%	$888.0	$869.7	$18.3	2.1%

Gross profit	$182.0	$146.8	$35.2	24.0%	$531.5	$510.7	$20.8	4.1%
Gross margin	60.0%	57.3%			59.9%	58.7%

Research and development	$52.1	$46.8	$5.3	11.3%	$150.9	$148.6	$2.3	1.5%
Percentage of net revenue	17.2%	18.3%			17.0%	17.1%

Selling, general and administrative	$86.1	$83.6	$2.5	3.0%	$247.0	$263.1	$(16.1)	(6.1)%
Percentage of net revenue	28.4%	32.6%			27.8%	30.3%

Restructuring and related benefits	$(0.4)	$(1.6)	$1.2	(75.0)%	$(0.8)	$(2.2)	$1.4	(63.6)%
Percentage of net revenue	(0.1)%	(0.6)%			(0.1)%	(0.3)%

Interest and other income, net	$(0.9)	$5.3	$(6.2)	(117.0)%	$0.8	$9.3	$(8.5)	(91.4)%
Percentage of net revenue	(0.3)%	2.1%			0.1%	1.1%

Interest expense	$(9.0)	$(8.4)	$0.6	7.1%	$(27.0)	$(25.1)	$1.9	7.6%
Percentage of net revenue	3.0%	3.3%			3.0%	2.9%

Provision for income taxes	$14.2	$38.8	$(24.6)	(63.4)%	$35.3	$57.0	$(21.7)	(38.1)%
Percentage of net revenue	4.7%	15.1%			4.0%	6.6%

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
COVID-19
We continue to monitor the rapidly evolving situation and guidance from international and domestic authorities, including federal, state and local public health authorities and may take additional actions based on their recommendations. In these circumstances, there may be developments outside our control requiring us to adjust our operating plan. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate the ultimate impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if the COVID-19 pandemic is prolonged, the vaccine rollouts lag globally, new, and potentially more virulent variants continue to emerge, and there are continued delays in resumption of normal business operations and activities, we expect that it could have a material negative impact on our future revenue growth as well as our overall profitability.
Three months ended April 3, 2021 and March 28, 2020
Net revenue increased by $47.2 million, or 18.4%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was due to revenue increase from our NE and OSP segments, partially offset by revenue decrease in our SE segment.
Product revenues increased by $42.8 million, or 19.1%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was primarily due to revenue increase from our OSP and NE segments, partially offset by decreased revenues from our SE segment as discussed below.
Service revenues increased by $4.4 million, or 13.6%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was primarily due to increased revenues from our NE segment, partially offset by revenue declines in our SE segment.
NE net revenue increased by $27.0 million, or 16.5%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was driven by both Field Instruments and Lab & Production Equipment, including Fiber, Cable and Wireless products.
SE net revenue decreased by $2.8 million, or 12.1%, during the three months ended April 3, 2021 compared to the same period a year ago. This decrease is primarily driven by decreased revenue from our Data Center and Growth Assurance products.
OSP net revenue increased by $23.0 million, or 33.2%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase is driven by growth in revenue from our Anti-Counterfeiting and 3D Sensing products.
Nine Months Ended April 3, 2021 and March 28, 2020
Net revenue increased by $18.3 million, or 2.1%, during the nine months ended April 3, 2021 compared to the same period a year ago. This increase was due to revenue increase from our OSP segment, partially offset by revenue decrease in our NE and SE segments.
Product revenues increased by $6.1 million, or 0.8% during the nine months ended April 3, 2021 compared to the same period a year ago due to revenue increases from our OSP segment, partially offset by decreased revenue from NE and SE segments.
Service revenues increased by $12.2 million, or 12.3%, during the nine months ended April 3, 2021 compared to the same period a year ago primarily due to increased support revenue from the NE and OSP segments, partially offset by a decline in our SE segment as discussed below.
NE net revenue decreased by $31.9 million, or 5.6%, during the nine months ended April 3, 2021 compared to the same period a year ago. This decrease was driven by the impact to our business from the COVID-19 lockdown impacting both Field Instruments and Lab & Production Equipment, including Fiber, Cable, Access, Wireless and AvComm products.

SE net revenue decreased by $7.7 million, or 10.2%, during the nine months ended April 3, 2021 compared to the same period a year ago. This decrease is primarily driven by decreased revenue from our Data Center and Growth Assurance products.
OSP net revenue increased by $57.9 million, or 25.3%, during the nine months ended April 3, 2021 compared to the same period a year ago. This increase is primarily driven by growth in revenue from our Anti-Counterfeiting and 3D Sensing products.
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

	Three Months Ended				Nine Months Ended
	April 3, 2021		March 28, 2020		April 3, 2021		March 28, 2020
Americas:
United States	$77.4	25.5%	$71.8	28.0%	$243.8	27.5%	$253.0	29.1%
Other Americas	24.4	8.1%	17.0	6.6%	61.8	7.0%	58.3	6.7%
Total Americas	$101.8	33.6%	$88.8	34.6%	$305.6	34.5%	$311.3	35.8%

Asia-Pacific:
Greater China	$71.9	23.7%	$41.3	16.1%	$224.2	25.2%	$193.7	22.3%
Other Asia-Pacific	30.3	10.0%	33.0	12.9%	82.6	9.3%	100.8	11.6%
Total Asia-Pacific	$102.2	33.7%	$74.3	29.0%	$306.8	34.5%	$294.5	33.9%

EMEA:
Switzerland	$18.1	6.0%	$27.8	10.9%	$55.9	6.3%	$53.5	6.2%
Other EMEA	81.3	26.7%	65.3	25.5%	219.7	24.7%	210.4	24.1%
Total EMEA	$99.4	32.7%	$93.1	36.4%	$275.6	31.0%	$263.9	30.3%

Total net revenue	$303.4	100.0%	$256.2	100.0%	$888.0	100.0%	$869.7	100.0%
Net revenue from customers outside the Americas during the three and nine months ended April 3, 2021 represented 66.4% and 65.5% of net revenue, respectively. Net revenue from customers outside the Americas during the three and nine months ended March 28, 2020 represented 65.3% and 64.2% of net revenue, respectively.

We expect revenue from customers outside of United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 2.7 percentage points during the three months ended April 3, 2021 from 57.3% in the same period a year ago to 60.0% in the current period. This increase was primarily driven by higher revenue volume, favorable product mix and improved factory utilization within our OSP and NE segments. This increase was partially offset by gross margin reduction in our SE segment as discussed below in the Operating Segment Information section.
Gross margin increased by 1.2 percentage points during the nine months ended April 3, 2021 from 58.7% in the same period a year ago to 59.9% in the current period. This increase was primarily driven by improved factory utilization due to higher revenue volume and favorable product mix within our OSP segment. This increase was partially offset by gross margin reduction in our SE segment as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense increased by $5.3 million, or 11.3%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense decreased, by 1.1 percentage points during the three months ended April 3, 2021 compared to the same period a year ago.
R&D expense increased by $2.3 million, or 1.5%, during the nine months ended April 3, 2021 compared to the same period a year ago. This increase was primarily driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue R&D expense decreased by 0.1 percentage points during the nine months ended April 3, 2021 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $2.5 million, or 3.0%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was primarily due to targeted investments to support increased demand for our key growth products including higher sales commissions, partially offset by the change in the fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 4.2 percentage points during the three months ended April 3, 2021 compared to the same period a year ago.
SG&A expense decreased by $16.1 million, or 6.1%, during the nine months ended April 3, 2021 compared to the same period a year ago. This decrease was primarily due to lower spend on sales commissions and travel and entertainment expenses in the current period and the change in the fair value of contingent consideration. As a percentage of net revenue, SG&A decreased 2.5 percentage points during the nine months ended April 3, 2021 compared to the same period a year ago.
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
As of April 3, 2021 and June 27, 2020, the Company’s total restructuring accrual was $2.2 million and $6.5 million, respectively. During the three and nine months ended April 3, 2021, the Company recorded restructuring and related benefits of $0.4 million and $0.8 million, respectively. During the three and nine months ended March 28, 2020, the Company recorded restructuring and related benefits of $1.6 million and $2.2 million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.
Interest and Other Income (Loss), Net
Interest and other income (loss), net, represented a net expense of $0.9 million during the three months ended April 3, 2021 compared to a net income of $5.3 million the same period a year ago. This $6.2 million decrease was primarily driven by a $4.4 million unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, and a $1.3 million decrease in interest income due to lower yields on money market funds in which we invest excess cash during the current period coupled with cash repatriation from a jurisdiction with relatively high interest rates to a jurisdiction with low interest rates prior to the current period.
Interest and other income, net, was $0.8 million during the nine months ended April 3, 2021 compared to $9.3 million the same period a year ago. This $8.5 million decrease was primarily driven by a $4.4 million unfavorable foreign exchange impact as the balance sheet hedging program provided less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period, and a $3.9 million decrease in interest income due to lower yields on money market funds in which we invest excess cash during the current period coupled with cash repatriation from a jurisdiction with relatively high interest rates to a jurisdiction with low interest rates prior to the current period.
Interest Expense
Interest expense increased by $0.6 million, or 7.1%, during the three months ended April 3, 2021 compared to the same period a year ago. This increase was primarily due to the commitment fee on unutilized portion of the revolving credit facility, the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion on the 2023 Notes and 2024 Notes during the current period.
Interest expense increased by $1.9 million, or 7.6%, during the nine months ended April 3, 2021 compared to the same period a year ago. This increase was primarily due to the commitment fee on unutilized portion of the revolving credit facility, the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion on the 2023 Notes and 2024 Notes during the current period.
Provision for Income Taxes
We recorded an income tax expense of $14.2 million and $35.3 million for the three and nine months ended April 3, 2021, respectively and an income tax expense of $38.8 million and $57.0 million for the three and nine months ended March 28, 2020, respectively.
The income tax expense for the three and nine months ended April 3, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year. The income tax provision for the three and nine months ended March 28, 2020 primarily related to a $31.6 million charge for withholding taxes expected to be paid on the repatriation of $316.4 million of foreign earnings that we no longer considered to be permanently reinvested. In light of the economic uncertainty caused by COVID-19, we reevaluated our historic assertion on foreign earnings and no longer considered these earnings to be permanently reinvested. The repatriation of these earnings increased available cash in U.S and provided greater U.S. financial flexibility to assist us in navigating the expected downturn in the economy. The foreign earnings were repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense. In addition, the income tax provision for the period includes the income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.

The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the withholding taxes accrued on foreign earnings and the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of April 3, 2021, and June 27, 2020, our unrecognized tax benefits totaled $48.4 million and $48.4 million respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $3.7 million accrued for the payment of interest and penalties as of April 3, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	April 3, 2021	March 28, 2020	Change	Percentage Change	April 3, 2021	March 28, 2020	Change	Percentage Change
Network Enablement
Net revenue	$190.9	$163.9	$27.0	16.5%	$533.9	$565.8	$(31.9)	(5.6)%
Gross profit	123.1	104.3	18.8	18.0%	339.9	367.1	(27.2)	(7.4)%
Gross margin	64.5%	63.6%			63.7%	64.9%

Service Enablement
Net revenue	$20.3	$23.1	$(2.8)	(12.1)%	$67.5	$75.2	$(7.7)	(10.2)%
Gross profit	12.4	16.0	(3.6)	(22.5)%	44.3	49.4	(5.1)	(10.3)%
Gross margin	61.1%	69.3%			65.6%	65.7%

Network and Service Enablement
Net revenue	$211.2	$187.0	$24.2	12.9%	$601.4	$641.0	$(39.6)	(6.2)%
Operating income	20.9	13.8	7.1	51.4%	56.4	73.6	(17.2)	(23.4)%
Operating margin	9.9%	7.4%			9.4%	11.5%

Optical Security and Performance
Net revenue	$92.2	$69.2	$23.0	33.2%	$286.6	$228.7	$57.9	25.3%
Gross profit	55.9	36.4	19.5	53.6%	175.3	123.3	52.0	42.2%
Gross margin	60.6%	52.6%			61.2%	53.9%
Operating income	40.5	24.2	16.3	67.4%	132.4	85.0	47.4	55.8%
Operating margin	43.9%	35.0%			46.2%	37.2%
Network Enablement
During the three months ended April 3, 2021, NE gross margin increased by 0.9 percentage points from 63.6% in the same period a year ago to 64.5% in the current period, reflecting higher revenue volumes and favorable product mix.
During the nine months ended April 3, 2021, NE gross margin decreased by 1.2 percentage points from 64.9% in the same period a year ago to 63.7% in the current period. This decrease in the current period reflects lower revenue volumes due to the impact of COVID-19 and unfavorable product mix.
Service Enablement
During the three months ended April 3, 2021, SE gross margin decreased by 8.2 percentage points from 69.3% in the same period a year ago to 61.1% in the current period. This decrease was primarily due to lower revenue volumes and unfavorable product mix in our Assurance growth products.

During the nine months ended April 3, 2021, SE gross margin decreased by 0.1 percentage points from 65.7% in the same period a year ago to 65.6% in the current period. This decrease was primarily due to lower revenue volumes.
Network and Service Enablement (NSE)
During the three months ended April 3, 2021, NSE operating margin increased by 2.5 percentage points from 7.4% in the same period a year ago to 9.9% in the current period. This increase in operating margin was primarily driven by higher revenue volume.
During the nine months ended April 3, 2021, NSE operating margin decreased by 2.1 percentage points from 11.5% in the same period a year ago to 9.4% in the current period. This decrease in operating margin was primarily driven by lower revenue volume.
Optical Security and Performance Products
During the three months ended April 3, 2021 OSP gross margin increased by 8.0 percentage points from 52.6% in the same period a year ago to 60.6% in the current period. This increase was primarily due to favorable product mix driven by higher revenue in Anti-Counterfeiting and 3D Sensing products and increased factory utilization due to higher revenue volumes.
During the nine months ended April 3, 2021, OSP gross margin increased by 7.3 percentage points from 53.9% in the same period a year ago to 61.2% in the current period primarily due to favorable product mix driven by higher revenue in Anti-Counterfeiting and 3D Sensing products and increased factory utilization due to higher revenue volumes.
OSP operating margin increased by 8.9 percentage points during the three months ended April 3, 2021 from 35.0% in the same period a year ago to 43.9% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
OSP operating margin increased by 9.0 percentage points during the nine months ended April 3, 2021 from 37.2% in the same period a year ago to 46.2% in the current period. The increase in operating margin was primarily due to higher gross margins as discussed above.
Liquidity and Capital Resources
As of April 3, 2021 and June 27, 2020, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $678.1 million and $544.0 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our Form 10-K. As of April 3, 2021, U.S. entities owned approximately 42.6% of our cash and cash equivalents, short-term investments and short-term restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of April 3, 2021, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended April 3, 2021, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of April 3, 2021, we had no amounts outstanding under the Credit Agreement.
Nine Months Ended April 3, 2021
As of April 3, 2021, our combined balance of cash and cash equivalents and restricted cash increased by $134.6 million to $682.0 million from $547.4 million as of June 27, 2020.
During the nine months ended April 3, 2021, Cash provided by operating activities was $180.7 million, consisting of net income of $48.0 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $122.2 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $10.5 million. Changes in our operating assets and liabilities related primarily to a decrease in other current and non-current assets of $16.2 million, an increase in income taxes payable of $13.9 million, an increase in deferred revenue of $8.8 million, and an increase of accrued payroll and related expenses of $8.6 million. These were partially offset by an increase in accounts receivable of $21.0 million, an increase in inventory of $8.1 million, and a decrease in accrued expenses and other current and non-current liabilities of $7.9 million.
During the nine months ended April 3, 2021, Cash used in investing activities was $24.8 million, primarily related to $26.7 million of cash used for capital expenditures and $0.7 million of cash used for acquisitions, offset by $2.6 million proceeds from sales of assets.
During the nine months ended April 3, 2021, Cash used in financing activities was $43.2 million, primarily resulting from $31.1 million cash paid to repurchase common stock under our share repurchase program, $14.8 million in withholding tax payments on the vesting of restricted stock awards, $2.8 million cash paid to settle assumed debt from an acquisition in fiscal year 2020, and $1.1 million payments related to financing obligations, including issuance costs. These were partially offset by $6.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Nine Months Ended March 28, 2020
As of March 28, 2020, our combined balance of cash and cash equivalents and restricted cash increased by $10.5 million to $540.9 million from $530.4 million as of June 29, 2019.
During the nine months ended March 28, 2020, Cash provided by operating activities was $108.4 million, consisting of net income of $2.0 million adjusted for non-cash charges (e.g., depreciation, amortization and stock-based compensation) which totaled $159.4 million, including changes in deferred tax balances, offset by changes in operating assets and liabilities that used $53.0 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $41.6 million driven by a decrease in customer deposit, a decrease in accounts payable of $16.0 million primarily driven by timing of purchases and related payments, a decrease in accrued payroll and related expenses of $10.3 million due to the timing of salary and related payments, and an increase in accounts receivable of $6.6 million due to higher billings. . These changes were partially offset by an increase in income taxes payable and other tax liabilities of $8.6 million, a decrease in inventories of $3.6 million, an increase in deferred revenue of $7.4 million, and a decrease in other current and non-current assets of $1.9 million.
During the nine months ended March 28, 2020, Cash used in investing activities was $20.1 million, primarily related to $23.6 million of cash used for capital expenditures; offset by $4.0 million proceeds from sales of assets.
During the nine months ended March 28, 2020, Cash used in financing activities was $58.8 million, primarily due to $43.8 million in cash paid to repurchase common stock under our share repurchase program, $18.4 million in withholding tax payments on vesting of restricted stock awards, and $2.1 million in payment of financing obligations; offset by $5.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.

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
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2021.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of April 3, 2021, our pension plans were under funded by $111.2 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of April 3, 2021, the fair value of plan assets had increased approximately 7.3% since June 27, 2020, our most recent fiscal year end.

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 3, 2021.
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

While distribution of the vaccines commenced in the UK and U.S. in late 2020, there have been logistical and operational challenges with the rollout, and global demand for the vaccine has far exceeded supply. It will take some time for the global population to receive vaccines, allowing for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. We operate a shared services center in Pune, India that provides important finance and IT support services. The recent substantial increase of reported COVID-19 transmission rates in that country due to the emergence of a more virulent variant of the virus has led to a significant spike in illness and death rates. Hospitals and medical facilities are overwhelmed and there is a shortage of oxygen and other medical supplies. If the situation in India does not improve, our operations and employees there could be negatively impacted.

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

Specific factors that may undermine our profit and financial objectives include, among others:

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

•pricing pressure across our NSE product lines due to competitive forces and to a highly concentrated customer base for many of our product lines, which may offset some of the cost improvements;

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

•financial stability of our customers, including the solvency of private sector customers and statutory authority for government customers to purchase goods and services; and

•factors beyond our control resulting from pandemics and similar outbreaks such as the COVID-19 pandemic, manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of a disease regionally and globally, and limitations on the ability of our employees and our suppliers’ and customers’ employees to work and travel.

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

For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California recently enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. We may also be subject to additional obligations relating to personal data by contract that industry standards apply to our practices. Virginia recently enacted similar data privacy legislation which will take effect in January 2023. Further, other states are considering expanding or passing privacy laws in the near term.

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

•difficulties in management of foreign distributors; and

•potential adverse tax consequences.

The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. For example, while the Chinese government has lifted certain restrictions on movement of people and goods, it is continuing to take control measures and recently imposed certain restrictions to limit the spread of COVID-19 in Beijing. Further, most other countries have imposed or are imposing certain restrictions on the movement of people and goods and may continue to lift and reimpose such restrictions as needed. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business. Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs and will restrict our ability to attract, develop, integrate and retain highly skilled employees with appropriate qualifications from other countries.

Net revenue from customers outside the Americas accounted for 63.5%, 62.3% and 52.4% of our total net revenue, for fiscal years 2020, 2019 and 2018, respectively. We expect that net revenue from customers outside North America will continue to account for a significant portion of our total net revenue. Lower sales levels that typically occur during the summer months in Europe and some other overseas markets may materially and adversely affect our business. In addition, the revenues we derive from many of our customers depend on international sales and further expose us to the risks associated with such international sales.

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

On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, Huawei) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. While the majority of our products were unaffected, the final rules prevent us from selling certain products to Huawei entities without a license issued subject to the Export Administration Regulations. If we are unable to obtain such a license, our business, financial condition and results of operations could be negatively impacted.

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
Certain of our indebtedness is made at variable interest rates that use the London Interbank Offered Rate, or LIBOR (or metrics derived from or related to LIBOR), as a benchmark for establishing the interest rate. On July 27, 2017, the United Kingdom’s Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. These reforms may cause LIBOR to cease to exist, new methods of calculating LIBOR to be established, or alternative reference rates to be established. The potential consequences cannot be fully predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit held by or due to us. Changes in market interest rates may influence our financing costs, returns on financial investments and the valuation of derivative contracts and could reduce our earnings and cash flows. In addition, any transition process may involve, among other things, increased volatility or liquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks.
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
Developing our products is expensive, and the investment in product development may involve a long payback cycle. For fiscal years 2020, 2019 and 2018, our research and development expenses were $193.6 million, or approximately 17.0% of our revenue, $187.0 million, or approximately 16.5% of our revenue and $133.3 million, or approximately 15.2% of our revenue, respectively. We expect to continue to invest heavily in research and development in order to expand the capabilities of 3D Sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in research and development including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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
Oleg Khaykin became our President and Chief Executive Officer in February 2016 and Amar Maletira became our Chief Financial Officer in September 2015. Mr. Maletira announced his resignation effective November 20, 2020 to pursue a new opportunity and the Company appointed an interim CFO while commencing a formal search for Mr. Maletira’s successor. In March 2021, Henk Derksen joined the Company as CFO. Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific technical and other skills we require is significant. We have a significant employee population in the San Francisco Bay Area and in other high expense locations. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the recent change of our headquarters to Scottsdale, Arizona, effective January 1, 2021. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly-hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:

•the impact of the recent COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of facilities to protect employees, including those of our customers, disruptions to global supply chains and both our and our suppliers’ ability to deliver materials and products on a timely or cost-effective basis, shipment, acceptance or verification delays, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns;

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
10.1	Employment Agreement between Henk Derksen and Viavi Solutions Inc., effective as of March 15, 2021				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2021	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)