Form 10-K
period 2021-07-03
VIAVI SOLUTIONS INC.
filed 2021-08-23
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 3, 2021
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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
As of January 2, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $3.4 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2021, the Registrant had 228,472,709 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of July 3, 2021 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended July 3, 2021 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Our expectations regarding the continuing impact of the coronavirus disease (COVID-19) pandemic on our business, financial condition, results of operations and liquidity;
•Our expectations regarding demand for our products and services, including industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;
•Our plans for growth and innovation opportunities;
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
•Our plans for continued development, use and protection of our intellectual property;
•Our strategies for achieving our current business objectives, including related risks and uncertainties;
•Our plans or expectations relating to investments, execution of capital allocation and debt management strategies, acquisitions, partnerships and other strategic opportunities;
•Our strategies for mitigating the risk of supply chain interruptions;
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring and assurance solutions for communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, aerospace, automotive and medical applications.
To serve our markets, we operate in the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
Corporate Information
The Company was incorporated in California in 1979 as Uniphase Corporation and reincorporated in Delaware in 1993. Our heritage includes several significant mergers and acquisitions including, among others, the combination of Uniphase Corporation and JDS FITEL in 1999 (JDSU). In August 2015, JDSU completed the separation of our Lumentum business (the Separation) to gain greater strategic flexibility to address rapidly changing market dynamics. At the same time, we changed our name to Viavi Solutions Inc. In January 2021, VIAVI relocated headquarters from San Jose, California to Arizona, located at 7047 E. Greenway Parkway, Suite 250, Scottsdale, Arizona 85254, and our telephone number is (408) 404-3600. Our website address is www.viavisolutions.com, which the Company recognizes as a channel of distribution for disclosing materials and non-public information for financial disclosure purposes. We are subject to the requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), under which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC. The SEC maintains a website, www.sec.gov, which contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. We also make available free of charge, all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with, or furnish to, the SEC.
Industry Trends
NE and SE
NE and SE (collectively referred to as Network and Service Enablement (NSE)).
The telecommunications (Telecom) and cable industries are experiencing a major evolution in technology that is likely to last for the next decade as wireless communications expand and evolve from 4G to 5G technology with its promise of greater bandwidth capacity, faster transmission speeds and lower latency response time. 5G is a disruptive technology that is being gradually deployed by service providers using millimeter wave and sub-6 GHz technologies. 5G has broader applications beyond smart mobile devices. 5G’s increased bandwidth capacity and speed, as well as lower latency, should enable numerous devices, referred to as the “Internet of Things” (IOT), to have greater device-to-device connectivity to enable smart homes, smart cities, smart grid, smart and autonomous cars, factory automation and other applications that are yet to be conceptualized.

Wireless communications connectivity at the edge, or the “last mile” or “last hundred yards”, will bring gigahertz speeds and capacity to the home as well as to “all devices” and to “all connected things” (e.g. Cars, Drones, Bots, etc.). The 5G transition is being deployed globally and is expected to be disruptive to businesses, consumers and potentially create new applications and vertical industries. The adoption of 5G also requires increased bandwidth, high speed, and low latency backhaul capability from the network edge to the network core. This requires optical fiber upgrade or buildout as legacy copper line networks are decommissioned. 100GbE optical fiber is being deployed in many metropolitan networks, with the leading-edge networks installing 400GbE optical fiber. In the labs, 800GbE fiber technology is being evaluated for the future next generation optical network. These investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere.”
While new networks are deploying 5G wireless and advanced optical fiber technology, existing network infrastructure that is not otherwise being upgraded is still expected to be modernized with new cable and access technologies. Cable service providers are investing in DOCSIS 3.1 to enhance existing cable networks with higher speed connectivity and bandwidth capacity. Some telecom operators with legacy copper digital subscriber line (DSL) have chosen to extend the useful life of these legacy networks by upgrading to Gfast technology. Many operators, however, have decided to run existing legacy networks until no longer operable and then replace them with new optical fiber. The COVID-19 pandemic resulted in global work-office shutdown and Work-From-Home policies among network service providers, NEMs and their related suppliers.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.
As consumer communication, service provider network operations, and enterprise networks increasingly migrate to the cloud, hyperscale services have become significant drivers of technology innovation, including optical fiber up to 800GbE.
The scale and complexity of these technology shifts are also challenging service providers to rearchitect their networks, becoming more automated, virtualized and optimized based on real-time intelligence.
The convergence of network technologies requires significant investments from both the traditional carriers (telecom and cable) and cloud service providers. To achieve scale and a profitable return on investment, these CSPs in recent years have consolidated and are expected to continue to consolidate. Traditional service provider capital spending in physical networks has been declining, and this impacts the served available market opportunity for our NSE segment. However, the new cloud service providers and virtualized networks create new NSE opportunities. Our NE and SE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology and products, as well as customer installed base.
NE’s Avionics Communications (AvComm) products, further expand NSE’s Test & Measurement (T&M) opportunity into the government, civil, aerospace and military markets for communications and public safety testing. We also believe military radio test and avionics products are a growth opportunity as defense and public safety department budgets increase significantly due to the ongoing upgrade from analog to digital communications.
OSP
The threat of counterfeiting of banknotes and documents of value is enabled by a broad range of advanced but relatively low-cost imaging technologies and printing tools. With this access, counterfeiters – who range from hobbyists to nation states - have the ability to potentially create simulations of actual documents and products for illicit purposes, creating the need for robust, technically sophisticated and easy to validate anti-counterfeiting features. We have decades of anti-counterfeiting expertise leveraging our Optically Variable Pigment (OVP®), and our Optically Variable Magnetic Pigment (OVMP®) technologies to protect the integrity of banknotes and other high-value documents by delivering optical effects that, on one hand, consumers can easily recognize but on the other hand, counterfeiters find very difficult to reproduce.

In addition to Anti-Counterfeiting technologies, we also provide optical technologies for the 3D sensing, consumer electronics, government, automotive, and industrial markets. For example, we manufacture and sell optical filters for 3D sensing applications that allow consumers to interact with their devices more naturally by enabling electronic devices to accurately measure depth and motion. Our filters play an important role in those applications, separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as the industry’s leading supplier of high-performance filters enabling depth-sensing systems in consumer electronics. In October 2018, we broadened our portfolio of 3D sensing technologies when we acquired RPC Photonics (RPC), a technology leader in engineered optical diffusers, marketed under the trademark “Engineered DiffusersTM.” Engineered DiffusersTM diffuse the infrared laser light transmitted by a smartphone in 3D sensing applications, enabling reliable system performance while also guarding eye safety. In user facing applications of 3D sensing including facial recognition, our Engineered DiffusersTM enable infrared light to safely impinge on the target, i.e. human facial profile. That light is then reflected back to the 3D Sensor on the smartphone and an image process gathers the target information.
Sales and Marketing
CSPs make up the majority of NE and SE revenues. We also market and sell products to NEMs, OEMs, enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around each of the markets that we serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance and cost requirements. We are also supported by a worldwide channel community, including our Velocity Solution Partners who support our NE and SE segments.
OSP sales and marketing efforts are targeted primarily toward customers in the consumer electronics, government, industrial, medical and automotive markets. We have a dedicated direct global sales force focused on understanding customers’ requirements and building market awareness and acceptance of our products. Our direct sales force is complemented by a highly trained team of field applications engineers who assist customers in designing, testing and qualifying our products. We market our products and capabilities through attendance at trade shows, the production of promotional webinars, the development of samples and product demonstrations, participation in technical forums, select advertising and by developing customer partnerships.
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
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:
•Market leadership in physical and virtualized test and measurement instruments with opportunity to grow market share;
•Market leadership in Anti-Counterfeiting pigments, 3D sensing optical filters and Engineered DiffusersTM;
•Market leadership in 5G wireless, public safety radio and navigation/communication transponder test instruments;
•Increase the benefit from the use of our net operating loss carryforwards (NOL) by improving our profitability organically and inorganically; and
•Greater flexibility in capital structure in support of our strategic plans.

Our near-term strategy, and next transformation phase, will be more focused on growth, both organic and inorganic. We plan to leverage major secular growth trends in 5G Wireless, Fiber and 3D Sensing to achieve higher levels of revenue and profitability.

Our long-term capital allocation strategy, which supports our corporate strategy, is as follows:

•Maintenance and run-rate investments to support operations;
•Organic investments in initiatives to support revenue growth and productivity;
•Return capital to shareholders through share buybacks and execute on capital allocation and debt management strategy; and
•Mergers and acquisitions that are synergistic to company strategy and business segments.
Although we are working to successfully implement our strategy, internal and/or external factors could impact our ability to meet any, or all, of our objectives. These factors are discussed under Item 1A “Risk Factors” of this Annual Report on Form 10-K.
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
Network Enablement
Our NE segment provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, turn-up, certify, troubleshoot, and optimize networks. These solutions also support more profitable, higher-performing networks and help speed time-to-revenue.
Our solutions address lab and production environments, field deployment and service assurance for wireless and wireline networks, including computing and storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major NEMs, operators and service providers worldwide. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks, which help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are highly intelligent and have user interfaces that are designed to simplify operations and minimize the training required to operate them.
Within the NE product portfolio, our wireless products consist of flexible application software and multi-function hardware that our customers can easily use as standalone test and measurement solutions or combine with industry-standard computers, networks and third-party devices to create measurement, automation and embedded systems. Our Radio Access Network (RAN to Core) test and validation product addresses the various communications infrastructure market segments.
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
Our AvComm products are a global leader in T&M instrumentation for communication and safety in the government, civil, aerospace and military markets.  AvComm solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.

Markets
Our NE segment provides solutions for CSPs, as well as NEMs and data center providers that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions support the development and production of network equipment, the deployment of next generation network technologies and services, and ensure a higher-quality customer experience. AvComm products are positioned in all of the customers’ product life cycle phases from research & development (R&D), manufacturing, installation, deployment and field, to depot repair and maintenance of devices.
Customers
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, radio and avionics commercial companies, OEMs, civil, state and federal agencies, utilities, law enforcement, military contractors and the armed forces and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Cisco Systems, Inc., Nokia Corporation and Verizon Communications Inc.
Trends
Several network technology trends are taking place to support the growing bandwidth demand and are impacting the way NEMs and CSPs design, build and deploy new network systems. These trends are driving shifts in capital spending with the transition to advanced LTE and 5G, cable upgrades to DOCSIS 3.1, DSL copper line upgrades to Gfast, deployment of 100GbE Metro optical fiber, 400GbE in optical transport, and adoption of advanced network management technologies such as virtualization, assurance and automation. As service providers face pricing pressure on their average revenue per user (ARPU) metrics, they are turning to our NE products solutions to both reduce the need for physical customer service visits through faster installation and repair completion and improve user satisfaction. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.
Competition
Our NE segment competes against various companies, including Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., Rohde & Schwarz, VeEX Inc., Spirent Communications plc. and Artiza Networks, Inc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry. In Aerospace and Tactical Communications, AvComm competes against Anritsu Corporation, Astronics DME Corp., General Dynamics and Tel Instruments.
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

Our NE products and associated services are, as follows:

Field Instruments: Primarily consisting of (a) Access and Cable products; (b) Avionics products; (c) Fiber Instrument products; (d) Metro products; (e) RF Test products; and (f) Radio Test products.
Lab Instruments: Primarily consisting of (a) Fiber Optic Production Lab Test; (b) Optical Transport products; (c) Computing and Storage Network Test products; and (d) Wireless products.
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
Markets
Our SE segment provides solutions and services primarily for CSPs and enterprises that deliver and/or operate broadband/IP networks (fixed and mobile) supporting voice, video and data services as well as a wide range of applications. These solutions provide network and application visibility to enable more cost-effective ways to provide a higher-quality customer experience.
Customers
SE customers include similar CSPs, NEMs, government organizations, large corporate customers and storage-segment customers that are served by our NE segment.
Trends
Our SE solutions portfolio has grown as a result of several acquisitions made during the past several years to address the network industry shift to a more agile, flexible, programmable, and cost-effective virtualized software-centric network. Our Data Center product and solutions offerings address customers’ needs to support data center network traffic through application and performance monitoring.
Competition
Our SE segment competitors include NetScout Systems, Inc., Riverbed Technology, Inc. and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless monitoring solutions available in the service enablement industry.
Offerings
Our SE solutions are embedded network systems, including microprobes and software that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams. These solutions provide our customers enhanced network management, control, optimization and differentiation. Our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, and help to make necessary repairs faster, which lowers costs while providing higher quality and more reliable services.

Our SE products and associated services are, as follows:
Data Center: Consisting of our Network Performance Monitoring and Diagnostic tools (Apex, GigaStor, Observer).
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
Leveraging our unique high-precision coating and light shaping optics capabilities, OSP provides a range of products and technologies for the consumer electronics, government, automotive, and industrial markets, including, for example, optical filters and Engineered Diffusers™ for 3D sensing applications.

Other OSP product lines include custom color solutions and spectral sensing. Custom color solutions include innovative special effects pigments that provide product enhancement for brands in the automotive and other industries. Spectral sensing solutions include handheld and process miniature near infrared spectrometers for pharmaceutical, agriculture, food, feed, and industrial applications.
Markets
Our OSP segment delivers overt and covert features to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings for a variety of applications in consumer electronics, government, automotive, industrial, and other markets. For example, we design and produce optical filters and Engineered Diffusers™, which are used in 3D sensing products and other applications.
Customers
OSP serves customers such as SICPA Holding SA Company (SICPA), STMicroelectronics Holding N.V., Lockheed Martin Corporation and Seiko Epson Corporation. For further information related to our customers, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 of this Annual Report on Form 10-K.
Trends
Counterfeiting of banknotes and other documents of value is enabled by a broad range of advanced but relatively low-cost imaging technologies and printing tools, giving counterfeiters - who range from hobbyists to nation states - the potential ability to create simulations of banknotes and other documents of value for illicit purposes. As a result, demand is increasing for sophisticated overt anti-counterfeiting features, such as our OVP® and OVMP® technologies. These technologies enable consumers, merchants, and law enforcement to easily validate banknotes and documents of value without the use of special tools. At the same time, the effects created by these technologies are difficult to create or simulate using conventional printing technology.
The consumer electronics, government, automotive and instrumentation markets require customized, high-precision coated products and optical components that selectively absorb, transmit, reflect or shape light to meet the performance requirements of sophisticated systems. Our unique and proprietary deposition platforms and decades of know-how enable us to offer an array of advanced technologies and precision optics-from the UV to the far IR portion of the light spectrum to meet the specific requirements of our customers.

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
Competition
OSP’s competitors include the following: providers of anti-counterfeiting features such as Giesecke & Devrient, De La Rue plc; special-effect pigments like Merck KGA; coating companies such as Nidek, Toppan and Toray; optics companies such as Materion; and, optical filter companies such as II-VI Inc. and AMS.
Offerings
Our OSP business provides innovative optical security and performance products which serve a variety of applications for customers in the anti-counterfeiting, consumer electronics, government, automotive, industrial, and other markets.
Anti-Counterfeiting: Our OVP® and OVMP® technologies are incorporated into inks used by many government and state-owned security printers worldwide for banknote protection. These technologies deliver a range of intuitive overt effects that enable the rapid verification of banknotes without requiring a specialized device or reader.
For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for automotive, packaging, and other applications.
Consumer and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our Engineered DiffusersTM shape light emitted for 3D sensing applications and also enhance eye safety.
Government: Our products are used in a variety of aerospace and defense applications, including optics for guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Industrial and Other Markets: We provide multicavity and linear variable optical filters on a variety of substrates for applications, including thermal imaging, spectroscopy and pollution monitoring. We also develop and manufacture miniature handheld and process near infrared spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceutical and other markets.
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
On March 15, 2018, we completed the acquisition of AvComm and Wireless (AW), which further strengthens our competitive position in 5G deployment and diversifies our product offerings into military, public safety and avionics test markets.
The acquisitions of 3Z and AW have been integrated into our NE business segment. The acquisition of RPC has been integrated into our OSP business segment. Refer to “Note 5. Acquisitions” under Item 8 of this Annual Report on Form 10-K for additional information related to our acquisitions.

Restructuring Programs
We may continue to engage in targeted restructuring events, to consolidate our operations and align our businesses in response to market conditions and our current investment strategy. Such actions are intended to further drive our strategy for organizational alignment and consolidation as part of its continued commitment to a more cost effective and agile organization and to improve overall profitability in our business segments.
Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for further discussion on these charges.
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
Manufacturing
As of July 3, 2021, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable patent cross-license agreements. As of July 3, 2021, we owned approximately 831 U.S. patents and 1,528 foreign patents and have 1,004 patent applications pending throughout the world. The average age of the patents we hold is 9.1 years, which is slightly younger than the midpoint of the average 20-year life of a patent.
Backlog
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Seasonality
Our business is seasonal, as is typical for our competitors and many large companies. For NSE, revenue is typically higher in the second and fourth fiscal quarter, all else being equal. There is typically a modest end of calendar year customer spending budget flush that benefits our second fiscal quarter. Telecom and cable spending budgets are typically set at the start of a new calendar year, thus with all else being equal, our third fiscal quarter is NSE’s weakest revenue quarter with spending release benefiting our fourth fiscal quarter. For our OSP business, given our recent exposure to the consumer market, namely our 3D Sensing products into the smart phone market, OSP revenue is expected to be seasonally higher in the first and second fiscal quarter followed by seasonal demand declines in the third and fourth fiscal quarters.

Human Capital Management
As of July 3, 2021, we had approximately 3,600 employees worldwide representing more than 30 self-identified nationalities working across approximately 30 countries. VIAVI is committed to promoting and maintaining a diverse and inclusive work environment and offering equal opportunities to everyone. We seek to empower our employees to learn and develop their skills to accelerate their career and to attract best in class talent. The CEO and the SVP Human Resources are responsible for the development of the People Strategy and execute this with the support of the Executive Management Team. We regularly update the Compensation Committee on human capital matters.

Business Values & Standards

The VIAVI business values articulate the internal cultural identity for VIAVI employees and provide a shared understanding of expectations across the Company. They represent the principles that will help guide us to achieve our objectives globally and the desired operating environment of the employees and management. VIAVI is committed to respecting human rights and acknowledges the fundamental principles contained in the Universal Declaration of Human Rights, the tenets of the United Nations Guiding Principles on Business and Human Rights, core International Labor Organization Conventions and the laws of countries in which we operate. We are a member of the Responsible Business Alliance, which further strengthens our efforts and commitment.

We realize that being a responsible global citizen is about more than just complying with local regulations. It’s about how we do business, and how our organization’s activities affect the people and communities where we live and work. The VIAVI Code of Business Conduct captures the broad principles of legal and ethical business conduct embraced by the Company as part of its commitment to integrity. VIAVI expects that all employees will act in a manner that complies both with the letter and spirit of this code of conduct.

Diversity, Equity, and Inclusion (DEI)

VIAVI is committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion. Our human capital is one of our most valuable assets. We believe the collective sum of our individual differences, life experiences, knowledge, innovation, business acumen, self-expression, and unique capabilities contribute to a culture that enhances our reputation and achievement.

VIAVI has long been committed to ensuring that all individuals have an equal opportunity to enjoy a fair, safe and productive work environment – regardless of age, ancestry, race, color, mental or physical disability or medical condition, gender, gender identity, gender expression, genetic information, family or marital status, registered domestic partner status, medical condition, military and veteran status, race, religious creed, language, national origin, citizenship status, sex (including pregnancy, childbirth, breastfeeding and any related medical conditions), sexual orientation, socio-economic status, or any other protected category under applicable law. We embrace, encourage, and celebrate our employees’ differences and what makes them unique.

Talent Development

Our talent development programs promote the VIAVI Business Values through a passion for learning and performance. We are developing relevant and useful learning resources for our employees, managers, and leaders that invite a growth mindset and create an appetite for lifelong learning.

We drive talent conversations at all levels, which is complemented by Everyday Development, our performance management check-in process. Check-ins ensure that teams are being coached and supported throughout the year with relevant and timely discussions on expectations, feedback and development. Both managers and employees have a role to play to ensure that they are connected on the activities that drive our business forward. Our employees can expect to engage regularly with their manager, and to have their support to accelerate their performance and development.

Enabling critical leadership practices was a top priority in 2021, as we instituted our global Leadership Development Program with over 230 of our managers joining the Manager Development and Strategic Leadership Series.

Many of our employees are participating in mandatory training courses covering data privacy, cyber-security, health and safety as well as the prevention of sexual harassment in the workplace.

Talent Rewards

Our compensation and benefit programs are designed to recognize our employees' individual performance and contributions to our business results, including competitive base salaries and variable pay for all employees, share-based equity award grants, health and welfare benefits, time-off, development programs and training, and opportunities to give back to our communities. We provide talent rewards that are competitive in the marketplace. We support equal pay for equal work, pay transparency as well as all federal anti-discrimination laws applicable to employment, including those within Title VII of the Civil Rights Act.

Health and Safety

VIAVI is committed to maintaining an inclusive, supportive, safe and healthy work environment where our employees can thrive. We strictly comply with all applicable health and safety regulations, offer robust training to our employees on health and safety matters, maintain controls and proper disposal of hazardous materials and track workplace incidents and injuries. We maintain and regularly update emergency and disaster recovery plans.

While faced with the ongoing COVID-19 pandemic, we have come together to institute a set of global policies, a global COVID-19 Committee at the executive level, regional and local Pandemic Response Teams, Return to Work guidelines and flexible workplace practices to help our employees and their families stay healthy and safely navigate the challenging and changing environment.

Environmental, Social and Governance

All stakeholders are essential to our business, including stockholders, customers, suppliers, employees, communities as well as the environment and society. We are working on making our workforce more inclusive, our business more sustainable, and our communities more engaged by maintaining strong environmental, social and governance (ESG) practices. We detail our overall ESG strategy and progress on our ESG web page and in our annual Corporate Social Responsibility Report, which can both be found at www.viavisolutions.com/csr.

Information Security
Information security is the responsibility of our Information Security team, overseen by the Chief Information Security Officer. We leverage a combination of the National Institute of Standards and Technology (NIST) Cybersecurity Framework, International Organization for Standardization and Center for Internet Security best practice standards to measure security posture, deliver risk management and provide effective security controls.
Our information security practices include development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems. Our Information Security team conducts annual information security awareness training for employees involved in our systems and processes that handle customer data and audits of our systems and enhanced training for specialized personnel. Our program further includes review and assessment by external, independent third-parties, who assess and report on our internal incident response preparedness and help identify areas for continued focus and improvement.
As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risk. Our Chief Information Security Officer delivers quarterly reports and updates to the Audit Committee. The Audit Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the Information Security Program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the management of information security risk.

ITEM 1A. RISK FACTORS
COVID-19 Risks
The effects of the COVID-19 pandemic have significantly affected how we and our customers are operating our businesses, and the duration and extent to which this will impact our future results of operations and overall financial performance remains uncertain.
The ongoing COVID-19 pandemic has resulted in a widespread health crisis that is adversely affecting the broader economies, financial markets and may affect the overall demand environment for our products and services.
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

We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges as our customers have also closed their facilities and are operating under similar restrictions. Both NE and SE net revenue declined in the second half of fiscal 2020. NE revenue declined as the COVID-19 pandemic resulted in certain customer operation and logistic shutdowns that led to shipment or acceptance delays and a demand slowdown in Field Instruments with orders pushed out into future periods, while SE revenue declined as customers were unable to provide on-site verification and acceptance due to facility closures and other restrictions.

Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine has far exceeded supply. It will take some time for the global population to receive vaccines, allowing for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. We operate a shared services center in Pune, India that provides important finance and IT support services. The recent substantial increase of reported COVID-19 transmission rates in that country due to the emergence of a more virulent variant of the virus has led to a significant spike in illness and death rates. Hospitals and medical facilities are overwhelmed and there is a shortage of oxygen and other medical supplies. If the situation in India does not improve, our operations and employees there could be negatively impacted.

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

Further, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries. In fiscal 2020, we entered into a $300 million secured credit facility to strengthen our liquidity position but have not drawn on this facility to date. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.

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

We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” for a more detailed discussion of the potential impact of the COVID-19 pandemic and associated economic disruptions, and the actual operational and financial impacts that we have experienced to date.

Risks Related to Our Business Strategy and Industry

We have a history of net losses, and our future profitability is not assured.
Historically, we operated as a portfolio company comprised of many product lines, with diverse operating metrics and markets. As a result, our profitability in a particular period will be impacted by revenue, product mix and operational costs that vary significantly across our product portfolio and business segments.
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

•Our OSP operating margin may experience some downward pressure as a result of a higher mix of 3D Sensing products and increased operating expenses;

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

•Changing market and economic conditions, including the impacts due to tariffs, the COVID-19 pandemic and inflationary pressures;

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
Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers’ current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:

•Our continuing cost reduction programs which include, site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers, other outsourcing initiatives, and reductions in employee headcount, requirements related to re-establishment and re-qualification by our customers of complex manufacturing lines, and modifications to systems, planning and operational infrastructure. During this process, we have experienced, and may continue to experience, additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns and systems integration problems.

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

These factors have caused considerable strain on our execution capabilities and customer relations. We have and could continue to see periodic difficulty responding to customer delivery expectations for some of our products, and yield and quality problems, particularly with some of our new products and higher volume products which could require additional funds and other resources required to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged, and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.
Unfavorable, uncertain or unexpected conditions in the transition to 5G may cause fluctuations in our rate of revenue growth or financial results.
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, including as a result of the COVID-19 pandemic, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Further, the COVID-19 pandemic resulted in global work-office shut down and Work-From-Home policies among network service providers, NEMs and its related supply chain.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.
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
We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales.
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
We have a strategic alliance with SICPA, our principal customer for our anti-counterfeiting pigments that are used to, among other things, provide security features for banknotes. Under a license and supply agreement, we rely exclusively on SICPA to market and sell one of these product lines, Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®), for document authentication applications worldwide. The agreement requires SICPA to purchase minimum quantities of these pigments over the term of the agreement. If SICPA fails to purchase these quantities, as and when required by the agreement, our business and operating results (including among other things, our revenue and gross margin) will be harmed as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves.

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

Operational Risks

Restructuring

We continue to restructure and realign our cost base with current and anticipated future market conditions. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

We may not generate positive returns on our research and development strategy.

Developing our products is expensive, and the investment in product development may involve a long payback cycle. We expect to continue to invest heavily in R&D in order to expand the capabilities of 3D sensing and smart phone sensors, handheld spectrometer solution and portable test instruments, introduce new products and features and build upon our technology. We believe one of our greatest strengths lies in our innovation and our product development efforts. By investing in R&D including through our acquisitions, we believe we are well positioned to continue to execute on our strategy and take advantage of market opportunities. We expect that our results of operations may be impacted by the timing and size of these investments. In addition, these investments may take several years to generate positive returns, if ever.
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

In June 2016, the U.K. held a referendum in which voters narrowly approved an exit from the European Union (the E.U.), commonly referred to as “Brexit.” The announcement of Brexit caused significant volatility in global stock markets and currency exchange rate fluctuations that resulted in the strengthening of the U.S. dollar against foreign currencies in which we conduct business. The withdrawal of the U.K. from the E.U., which was completed in January 2020 with the end of the transition period in December 2020, may contribute to further global economic uncertainty, which may cause our current and future customers to closely monitor their costs and reduce their spending on our products and services.

Brexit may also disrupt and delay the free movement of goods, services, and people between ports in the U.K. and the E.U., and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. Given the lack of comparable precedent, it is unclear how Brexit may negatively impact the economies of the U.K., the E.U. countries and other nations, as well as our operations in these locations. However, any of these effects of Brexit, among others, could adversely affect our financial position, results of operations or cash flows.

While we have not experienced any material financial impact from Brexit on our business to date, we cannot predict its future implications.

Legal, Regulatory and Compliance Risks

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
U.S. Government trade actions could have an adverse impact on our business, financial position, and results of operation.
The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. Former President Trump used his authority under Section 301 of the Trade Act of 1974 three times to levy a 25% retaliatory tariff on 6,830 subheading categories of imported Chinese high-tech and consumer goods valued at $250 billion per year. Although List 3 (under Section 301) valued at $200 billion, had originally set an additional duty rate at 10%, that rate was increased to 25% effective May 10, 2019. Moreover, in August 2019, Former President Trump announced a 15% tariff on a fourth list of goods valued at nearly $300 billion. Pursuant to a U.S.-China trade deal signed in January 2020, the List 3 rate remains at 25% and the List 4 rate decreased to 7.5% on February 14, 2020.

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

Information Security, Technology and Intellectual Property Risks
Our business and operations could be adversely impacted in the event of a failure of our information technology infrastructure.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.
We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cyber-security to mitigate persistent and continuously evolving cyber-security threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cyber-security risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks will be successful.

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
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, the California Privacy Rights Act (CPRA) recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and business process changes may be required. The CPRA may result in further uncertainty and would require us to incur additional expenditures to comply. Several other states have signed into law or are intending to enact laws relating to personal information. The U.S. federal government may also pass data privacy laws. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.
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
The use of open-source software in our products, as well as those of our suppliers, manufacturers and customers, may expose us to additional risks and harm our intellectual property position.
Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, be derived from, or contain, “open source” software, which is software that is generally made available to the public by its authors and/or other third parties. Such open-source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. While we believe we have complied with our obligations under the various applicable licenses for open-source software, in the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open-source licenses are subject to occasional revision. In the event future iterations of open-source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

Environmental, Social and Governance Risks
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
Natural Disasters and Catastrophic Events
We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters are located in Scottsdale, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, in October 2019, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or a material disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.

Management Transitions and Talent Retention Create Uncertainties and Could Harm our Business.

Amar Maletira became our Chief Financial Officer in September 2015. Mr. Maletira announced his resignation effective November 20, 2020 to pursue a new opportunity and the Company appointed an interim CFO while commencing a formal search for Mr. Maletira’s successor. In March 2021, Henk Derksen joined the Company as CFO. Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the recent change of our headquarters to Scottsdale, Arizona, effective January 1, 2021. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

Risks Related to our Liquidity and Indebtedness

Any deterioration or disruption of the capital and credit markets may adversely affect our access to sources of funding.

Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.

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

During the fourth quarter of fiscal 2021, the closing price of our common stock exceeded 130% of the applicable conversion price of the 2024 Notes, on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders for the period of July 1, 2021 to September 30, 2021, resulting in a reclassification of the 2024 Notes to short-term debt. Settlement of conversion of the 2024 Notes is in cash for the principal amount and, if applicable, cash and/or shares of our common stock for any conversion premium at our election.

Our ability to make payments on our indebtedness when due, to make payments upon conversion with respect to our convertible senior notes or to refinance our indebtedness as we may need or desire, depends on our future performance and our ability to generate cash flow from operations, which is subject to economic, financial, competitive and other factors beyond our control. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. We may not be able to engage in these activities on desirable terms or at all, which may result in a default on our existing or future indebtedness and harm our financial condition and operating results.

The elimination of LIBOR after June 2023 may affect our financial results.

All LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. This means that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. In the U.S., the Alternative Reference Rates Committee (AARC), a committee of private sector entities convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (SOFR) plus a recommended spread adjustment as LIBOR's replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs given the remaining uncertainty about which rates will replace LIBOR.

Tax Risks

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations.

Utilization of our NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.

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

General Risks

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

Such projections are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change.
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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Legal Proceedings” in Note 18. Commitments and Contingencies in the Notes to the Consolidated Financial Statements in Item 8.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Not applicable.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in Note 18. Commitments and Contingencies in the Notes to Consolidated Financial Statements in Item 8 of this Report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). The closing price on July 31, 2021, was $16.69.
As of July 31, 2021, we had 2,072 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
During fiscal 2021, we repurchased and retired shares of our common stock pursuant to the stock repurchase program authorized by the Board of Directors. Refer to “Note 15. Stockholders' Equity” of Item 8 for more details.
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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2016 and ending June 2021 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$450
$400
$350
$300
$250
$200
$150
$100
$50
6/2016
6/2017
6/2018
6/2019
6/2020
6/2021
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 6/30/16 in stock or index.

	6/2016	6/2017	6/2018	6/2019	6/2020	6/2021
VIAVI	$100.00	$158.82	$154.45	$200.45	$188.54	$263.50
S&P 500	$100.00	$115.46	$129.52	$140.16	$143.37	$207.37
Nasdaq Composite	$100.00	$126.80	$155.09	$165.33	$201.48	$302.30
Nasdaq Telecommunications	$100.00	$113.80	$134.59	$158.43	$161.18	$205.28

ITEM 6.    SELECTED FINANCIAL DATA
Pursuant to the amendments adopted to eliminate the requirements under Item 301 of Regulation S-K, we have omitted selected historical financial data for our business over the last five fiscal year periods.

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
Our Industries and Developments
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring and assurance solutions for communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, aerospace, automotive and medical applications.
To serve our markets, during fiscal 2021 we operated the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
Refer to “Item 1 Business” for information related to our business segments.
COVID-19 Pandemic Update
The COVID-19 pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, temporary business closures among others. The COVID-19 pandemic and these aforementioned measures, have had and continue to have, a substantial macroeconomic impact on businesses and economies worldwide. These conditions may continue and could result in an adverse impact to our operations.
Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine has far exceeded supply. It will take some time for the global population to receive vaccines, allowing for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate.
Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of our employees, customers, suppliers, and communities, including implementing early and regular updates to our health and safety policies and procedures. We continued to follow the strict COVID-19 pandemic protocols as required by local, state and federal guidelines during the fiscal first half of 2021 and began to relax these restrictions based on government guidelines during the fiscal second half 2021. These COVID-19 pandemic protocols have not thus far had a substantial net impact on our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.

We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has impacted and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges as many of our customers have also closed their facilities and are operating under similar restrictions. NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic. In addition, we operate a shared services center in Pune, India that provides important finance and IT support services. The recent substantial increase of reported COVID-19 transmission rates in that country due to the emergence of a more virulent variant of the virus has led to a significant spike in illness and death rates. If the situation in India does not improve, our operations and employees there could be negatively impacted. We will continue to take the measures described above to ensure the health and safety of our employees and those they come in contact with.
We have a global supply chain footprint with our primary manufacturing partners located in China, France, Germany, United Kingdom and the United States. We have experienced increased freight and logistics costs due to supply chain shortages resulting in extended lead times with respect to our NE Field Instrument products. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers. Nonetheless, surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and the slow pace of vaccine rollout may impact our suppliers and our ability to source materials in a timely manner. COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. While our industry faced supply chain challenges resulting from the COVID-19 pandemic such as diminished manufacturing capacity and materials shortages resulted in extended lead-times, increased logistics costs, and product volume impact these factors did not materially impact our business in fiscal year 2021.
While capital markets and worldwide economies have stabilized and recovered since being significantly impacted by the COVID-19 pandemic, on June 8, 2020 the National Bureau of Economic Research announced that the U.S. was in a recession. As the pandemic spread across the globe in Spring 2020, there was a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position but have not drawn on this facility to date. If there is a prolonged global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all.
Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy. We expect our principal growth drivers, 5G Wireless, Fiber and 3D Sensing to continue driving growth and profitability in fiscal 2022.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” under Item 8 of this Annual Report on Form 10-K, regarding the effect of certain recent accounting pronouncements on our Consolidated Financial Statements.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. We believe the following critical accounting policies are affected by significant estimates, assumptions or judgments used in the preparation of our Consolidated Financial Statements.

Revenue Recognition
We derive revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:
•Products: NE and SE products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. Our OSP products include proprietary pigments used for optical security and product enhancement applications as well as optical filters and Engineered Diffusers™ used in a range of applications for the consumer electronics, government, automotive and industrial markets.
•Services: We also offer a range of product support and professional services designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.
Steps of revenue recognition
We account for revenue in accordance with the revenue standard, in which the following five steps are applied to recognize revenue:
1.Identify the contract with a customer: Generally, we consider customer purchase orders which, in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before we consider an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable; and, (v) the agreement has commercial substance. We exercise reasonable judgment to determine the customer’s ability and intent to pay, which is based upon various factors, including the customer’s historical payment experience or credit and financial information and credit risk management measures that we implement.
2.Identify the performance obligations in the contract: We assess whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and (ii) our promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. Our performance obligations consist of a variety of products and services offerings, which include networking equipment; proprietary pigment; optical filters; proprietary software licenses; and support and maintenance, which includes hardware support that extends beyond our standard warranties, software maintenance, installation, professional and implementation services, and training.
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
3.Determine the transaction price: Transaction price reflects the amount of consideration to which we expect to be entitled in exchange for transferring goods or services to the customer. Our contracts may include terms that could cause variability in the transaction price, including rebates, sales returns, market incentives and volume discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information. If a contract includes a variable amount, the price adjustments are estimated at contract inception. In both cases, estimates are updated at the end of each reporting period as additional information becomes available.

4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of our contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by us, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, we allocate the total transaction value to each distinct performance obligation based on relative standalone selling price (SSP). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when we sell that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.
5.Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if we have evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements, which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as we perform the services and the customers receive and/or consume the benefits.
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
The allocation of purchase price requires management to make significant estimates and assumptions in determining the fair values of the assets acquired and liabilities assumed. With respect to intangible assets, critical estimates in valuing intangible assets include, but are not limited to, future cash flows from customer relationships, developed technology, trade names, acquired patents and discount rates. Management estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable. Unanticipated events and circumstances may occur which may affect the accuracy or validity of such assumptions, estimates or actual results.
Goodwill Valuation
Goodwill represents the excess of the purchase price paid over the net fair value of assets acquired and liabilities assumed. We test goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstance indicate that the asset may be impaired.

The accounting guidance provides us the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include macro-economic conditions, such as a significant adverse change in our operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel; or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in our stock price.
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as impairment of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: (i) using present value techniques of estimated future cash flows; (ii) using valuation techniques based on multiples of earnings or revenue; or, (iii) a similar performance measure.
Application of the goodwill impairment test requires judgments, including identification of the reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, a qualitative assessment to determine whether there are any impairment indicators and determining the fair value of each reporting unit. We generally estimate the fair value of a reporting unit using a combination of the income approach, which estimates the fair value based on the future discounted cash flows, and the market approach, which estimates the fair value based on comparable market prices. Our significant estimates in the income approach include our weighted average cost of capital, long-term rate of growth and profitability of the reporting unit’s business and working capital effects. The market approach estimates the fair value of the business based on a comparison of the reporting unit to comparable publicly traded companies in similar lines of business. Significant estimates in the market approach include identifying similar companies with comparable business factors such as size, growth, profitability, risk and return on investment, and assessing comparable revenue and operating income multiples in estimating the fair value of the reporting unit.
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
In the fourth quarter of fiscal 2021, we performed the goodwill impairment test in accordance with the authoritative guidance for NE, SE and OSP reporting units, and determined no indicator of impairment. Refer to “Note 9. Goodwill” under Item 8 of this Annual Report on Form 10-K for more information.
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
Contingent liabilities include contingent consideration in connection with our acquisitions, which represent earn-out payments recognized at fair value on the acquisition date and remeasured each reporting period with subsequent adjustments recognized in the Selling, General and Administrative (SG&A) expense of our Consolidated Statements of Operations. Contingent consideration is valued using significant inputs that are not observable in the market pursuant to fair value measurement accounting. While we believe the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.

Pursuant to instruction 1 of the instructions to paragraph 303(a) of Regulation S-K, discussion of the results of operations for the fiscal year ended June 27, 2020 and fiscal year ended June 29, 2019 has been omitted. Such omitted discussion can be found under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended June 27, 2020, filed with the SEC on August 24, 2020.
RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Segment net revenue:
Network Enablement	62.3%	65.7%	65.3%
Service Enablement	7.6	9.0	9.1
Optical Security and Performance	30.1	25.3	25.6
Net revenue	100.0	100.0	100.0
Cost of revenues	37.6	38.6	39.4
Amortization of acquired technologies	2.8	2.9	3.0
Gross profit	59.6	58.5	57.6
Operating expenses:
Research and development	16.9	17.0	16.5
Selling, general and administrative	28.2	27.7	30.4
Amortization of other intangibles	2.8	3.1	3.4
Restructuring and related (benefits) charges	(0.1)	0.3	1.4
Total operating expenses	47.8	48.1	51.7
Income from operations	11.8	10.4	5.9
Interest income and other income, net	0.3	0.8	0.6
Interest expense	(3.0)	(2.9)	(3.0)
Income from continuing operations before income taxes	9.1	8.3	3.5
Provision for income taxes	5.3	5.8	2.8
Income from continuing operations, net of taxes	3.8	2.5	0.7
(Loss) income from discontinued operations, net of taxes	—	—	(0.2)
Net income	3.8%	2.5%	0.5%

Financial Data for Fiscal 2021, 2020 and 2019
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2021	2020	Change	Percent Change	2020	2019	Change	Percent Change
Segment net revenue:
NE	$746.6	$746.7	$(0.1)	—%	$746.7	$737.8	$8.9	1.2%
SE	91.3	102.7	(11.4)	(11.1)%	102.7	103.4	(0.7)	(0.7)%
OSP	361.0	286.9	74.1	25.8%	286.9	289.1	(2.2)	(0.8)%
Net revenue	$1,198.9	$1,136.3	$62.6	5.5%	$1,136.3	$1,130.3	$6.0	0.5%

Amortization of acquired technologies	$33.2	$32.7	$0.5	1.5%	$32.7	$34.4	$(1.7)	(4.9)%
Percentage of net revenue	2.8%	2.9%			2.9%	3.0%

Gross profit	$714.4	$665.3	$49.1	7.4%	$665.3	$651.4	$13.9	2.1%
Gross margin	59.6%	58.5%			58.5%	57.6%

Amortization of intangibles	$33.3	$35.1	$(1.8)	(5.1)%	$35.1	$38.1	$(3.0)	(7.9)%
Percentage of net revenue	2.8%	3.1%			3.1%	3.4%

Research and development	$203.0	$193.6	$9.4	4.9%	$193.6	$187.0	$6.6	3.5%
Percentage of net revenue	16.9%	17.0%			17.0%	16.5%

Selling, general and administrative	$337.5	$315.0	$22.5	7.1%	$315.0	$343.5	$(28.5)	(8.3)%
Percentage of net revenue	28.2%	27.7%			27.7%	30.4%

Restructuring and related (benefits) charges	$(1.6)	$3.5	$(5.1)	(145.7)%	$3.5	$15.4	$(11.9)	(77.3)%
Percentage of net revenue	(0.1)%	0.3%			0.3%	1.4%

Interest and other income, net	$3.3	$9.6	$(6.3)	(65.6)%	$9.6	$6.2	$3.4	54.8%
Percentage of net revenue	0.3%	0.8%			0.8%	0.6%

Interest expense	$(36.1)	$(33.7)	$(2.4)	7.1%	$(33.7)	$(34.3)	$0.6	(1.7)%
Percentage of net revenue	(3.0)%	(3.0)%			(3.0)%	(3.0)%

Provision for income taxes	$63.3	$65.3	$(2.0)	(3.1)%	$65.3	$31.5	$33.8	107.3%
Percentage of net revenue	5.3%	5.8%			5.8%	2.8%
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

Fiscal 2021 and 2020
If currency exchange rates had been constant in fiscal 2021 and 2020, our consolidated net revenue in “constant dollars” would have decreased by approximately $15.5 million, or 1.3% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2021 and 2020, our consolidated operating expenses in “constant dollars” would have decreased by approximately $9.8 million, or 0.8% of net revenue.
The Results of Operations are presented in accordance with U.S. GAAP and not using constant dollars. Refer to Item 7A “Qualitative and Quantitative Disclosures about Market Risk” of this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.
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
Fiscal 2021 and 2020
Net revenue increased by $62.6 million, or 5.5%, during fiscal 2021 when compared to fiscal 2020. This increase was driven by strength in our OSP segment, partially offset by a decrease in our SE segment.
Product revenues increase by $46.2 million, or 4.6%, during fiscal 2021 when compared to fiscal 2020. During the period we realized strength from our OSP segment, which was offset by declines in our NE and SE segment as further discussed below.
Service revenues increased $16.4 million, or 12.5%, during fiscal 2021 when compared to fiscal 2020. This increase was primarily due to increased support revenue from our NE segment, primarily driven by increased support revenues from our Wireless and Legacy Assurance products offset by declines in our SE segment further discussed below.
NE net revenue remained relatively flat between periods despite the impact of the COVID-19 lockdown, which resulted in a significant decline in the first half of fiscal 2021 and was offset by a recovery in the second half. This was consistent across Field Instruments and Lab and Production Equipment.
SE net revenue decreased by $11.4 million, or 11.1%, during fiscal 2021 when compared to fiscal 2020. This was primarily driven by decreased volume in our Data Center and Growth Assurance products.
OSP net revenue increased by $74.1 million, or 25.8%, during fiscal 2021 when compared to fiscal 2020. This increase was primarily driven by growth in revenue from our Anti-Counterfeiting and 3D Sensing products.
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

Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, advanced chip component shortages, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, a general commoditization trend for certain products and increased freight and logistics costs; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) the impact of ongoing global trade policies, political tensions between the U.S. and China, tariffs and sanctions; and, (f) regulatory or economic developments that slow or change the rate of adoption of 5G, 3D Sensing and other emerging secular technologies and platforms.
Revenue by Region
We operate in three geographic regions, including Americas, Asia-Pacific and Europe Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	July 3, 2021		June 27, 2020		June 29, 2019
Americas:
United States	$330.0	27.5%	$341.6	30.1%	$342.1	30.3%
Other Americas	85.6	7.2%	73.2	6.4%	84.2	7.4%
Total Americas	$415.6	34.7%	$414.8	36.5%	$426.3	37.7%

Asia-Pacific:
Greater China	$277.0	23.1%	$245.7	21.6%	$216.6	19.1%
Other Asia-Pacific	133.5	11.1%	122.5	10.8%	155.6	13.8%
Total Asia-Pacific	$410.5	34.2%	$368.2	32.4%	$372.2	32.9%

EMEA:
Switzerland	$76.6	6.4%	$64.6	5.7%	$97.0	8.6%
Other EMEA	296.2	24.7%	288.7	25.4%	234.8	20.8%
Total EMEA	$372.8	31.1%	$353.3	31.1%	$331.8	29.4%

Total net revenue	$1,198.9	100.0%	$1,136.3	100.0%	$1,130.3	100.0%
Net revenue from customers outside the Americas for the fiscal year ended 2021, represented 65.3% of net revenue, an increase of 1.8% year-over-year. This increase is primarily due to revenue growth in NE from EMEA and OSP from Asia-Pacific. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2021 increased by 1.1% to 59.6% from 58.5% in fiscal 2020. This increase was primarily driven by higher revenue volume, favorable product mix and improved factory utilization within our OSP segment. The increase was partially offset by gross margin reduction in our SE segment, further discussed in the Operating Segment Information section below.

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
Research and Development
R&D expense increased by $9.4 million, or 4.9%, during fiscal 2021 compared to fiscal 2020. This increase was primarily driven by targeted investments to support increased demand in our growth products. As a percentage of net revenue R&D remained relatively flat during fiscal 2021 when compared to fiscal 2020.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $22.5 million, or 7.1%, in fiscal 2021 compared to fiscal 2020. This increase was primarily due to a one-time decrease in the fair value of the earn-out liability of $29.6 million related to the RPC Photonics, Inc. (RPC) acquisition in fiscal year 2020, partially offset by continued reduction in net expenses driven by our on-going cost reduction efforts. As a percentage of net revenue, SG&A remained relatively flat at 28.2% in fiscal 2021.
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
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2021 decreased $1.3 million, or 1.9%, to $66.5 million from $67.8 million in fiscal 2020. This decrease is primarily due to the runoff of intangible assets becoming fully amortized in fiscal 2021.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. During fiscal 2021, we recorded a net restructuring benefit of $1.6 million. As of July 3, 2021, the ending balance of our restructuring accrual was $0.5 million which is expected to be paid during fiscal 2022. We estimate annualized gross cost savings of approximately $33.7 million excluding any one-time charges as a result of the recent restructuring activities. Refer to “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for more information.
Interest Income and Other Income, Net
Interest income and other income, net was $3.3 million in fiscal 2021 as compared to $9.6 million in fiscal 2020. This $6.3 million decrease was primarily driven by $2.1 million unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures for fiscal 2021 and a decrease of $4.2 million in interest income due to lower yields on money market funds in which we invested excess cash during fiscal 2021 coupled with cash repatriation from a jurisdiction with relatively high interest rates to a jurisdiction with low interest rates prior to fiscal 2021.

Interest Expense
Interest expense increased by $2.4 million, or 7.1%, during fiscal 2021 compared to fiscal 2020. This increase was primarily due to an increase in the commitment fee on unutilized portion of the revolving credit facility, an increase in the amortization of issuance costs related to the revolving credit facility as well as an increase in debt discount accretion on the 2023 Notes and 2024 Notes during the current period.
Provision for Income Tax
We recorded an income tax expense of $63.3 million for fiscal 2021. The expected tax expense derived by applying the federal statutory rate to our income before income taxes for fiscal 2021 differed from the income tax expense recorded primarily as a result of domestic and foreign losses that were not realized due to valuation allowances and to a $19.1 million charge related to the state tax impact of the internal intellectual property restructuring transactions.
On July 2, 2021, we completed a planned series of internal transactions restructuring certain of our intellectual properties. The result of which aligns the properties in a single entity which owns, manages, directs, and protects the properties, including but not limited to patents, product designs, processes, manufacturing technologies, know-how, and trade secrets. In conjunction with the internal restructuring, $2.3 billion ($482 million tax effected) of US federal net operating loss carryforwards were utilized, we recognized a new deferred tax asset relating to the book and tax basis difference of certain intangible assets of $589 million. Given the full valuation allowance that is carried on US deferred tax assets, the change in deferred taxes as a result of the transaction did not have a material impact on the financial statements. We recorded state tax expense including reserves for uncertain tax positions of $19.1 million related to this transaction.

Based on a jurisdiction by jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2021, the valuation allowance for deferred tax assets decreased by $109.6 million primarily related to expiration of federal net operating losses, capital losses and federal research credits.

The decrease in income tax expense of $2.0M or 3.1% during fiscal 2021 compared to fiscal 2020 was primarily driven by the lower differing impact from the aforementioned fiscal 2021 state tax charge of $19.1 million as compared to the $32.5 million charge in fiscal 2020 for withholding taxes expected to be paid on the repatriation of $324 million of foreign earnings that were no longer considered to be permanently reinvested. This reduction in charges was offset in part by increased income taxes resulting from higher earnings in fiscal 2021.
We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information (in millions):

	2021	2020	Change	Percentage Change	2020	2019	Change	Percentage Change
NE
Net revenue	$746.6	$746.7	$(0.1)	—%	$746.7	$737.8	$8.9	1.2%
Gross profit	474.2	482.4	(8.2)	(1.7)%	482.4	473.3	9.1	1.9%
Gross margin	63.5%	64.6%			64.6%	64.2%

SE
Net revenue	$91.3	$102.7	$(11.4)	(11.1)%	$102.7	$103.4	$(0.7)	(0.7)%
Gross profit	59.9	68.8	(8.9)	(12.9)%	68.8	71.0	(2.2)	(3.1)%
Gross margin	65.6%	67.0%			67.0%	68.7%

NSE
Net revenue	$837.9	$849.4	$(11.5)	(1.4)%	$849.4	$841.2	$8.2	1.0%
Operating income	92.2	108.8	(16.6)	(15.3)%	108.8	99.6	9.2	9.2%
Operating margin	11.0%	12.8%			12.8%	11.8%

OSP
Net revenue	$361.0	$286.9	$74.1	25.8%	$286.9	$289.1	$(2.2)	(0.8)%
Gross profit	218.1	153.0	65.1	42.5%	153.0	145.8	7.2	4.9%
Gross margin	60.4%	53.3%			53.3%	50.4%
Operating income	161.3	102.1	59.2	58.0%	102.1	98.0	4.1	4.2%
Operating margin	44.7%	35.6%			35.6%	33.9%
Network Enablement
NE gross margin decreased 1.1% during fiscal 2021 to 63.5% from 64.6% in fiscal 2020. This decrease is due to unfavorable product mix within Field Instruments.
Service Enablement
SE gross margin decreased 1.4% during fiscal 2021 to 65.6% from 67.0% in fiscal 2020. This decrease was primarily due to unfavorable product mix due to lower revenue volumes in Data Center.
Network and Service Enablement
NSE operating margin decreased 1.8% during fiscal 2021 to 11.0% from 12.8% in fiscal 2020. The decrease in operating margin was primarily driven by decreased revenue volumes and product mix in our NE and SE portfolios and higher operating expense from R&D which lead to a decline in our operating margin.
Optical Security and Performance Products
OSP gross margin increased by 7.1% during fiscal 2021 to 60.4% from 53.3% in fiscal 2020. This increase was primarily due to favorable product mix driven by higher revenue in Anti-Counterfeiting and 3D Sensing products and increased factory utilization.
OSP operating margin increased 9.1% during fiscal 2021 to 44.7% from 35.6% in fiscal 2020. The increase in operating margin was primarily due to higher gross margins.

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
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K.
Cash and Cash Equivalents and Short Term Investments
Our cash and cash equivalents consist mainly of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of July 3, 2021, U.S. subsidiaries owned approximately 47.4% of our cash and cash equivalents, short-term investments and restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of July 3, 2021, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the twelve months ended July 3, 2021, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.

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
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to a pay commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of July 3, 2021, we had no amounts outstanding under the Credit Agreement. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Year Ended July 3, 2021
As of July 3, 2021, our combined balance of cash and cash equivalents and restricted cash increased by $161.0 million to $708.4 million from a balance of $547.4 million as of June 27, 2020.
Cash provided by operating activities was $243.3 million, consisted of net income of $46.1 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost and discount and net change in fair value of contingent liabilities), including changes in deferred tax balances which totaled $173.5 million, offset by changes in operating assets and liabilities that provided $23.7 million. Changes in our operating assets and liabilities related primarily to an increase in accrued payroll and related expenses of $23.1 million due to timing of salary and related payments, a decrease in other current and non-current assets of $14.9 million, an increase in income taxes payable of $18.1, an increase in deferred revenue of $12.3 million, and an increase in accounts payable of $7.0 million driven by timing of purchases and related payments. This was partially offset by cash outflows from a decrease in accrued expenses and other current and non-current liabilities of $22.4 million, an increase in accounts receivable of $15.0 million, and an increase in inventories of $14.3 million.
Cash used in investing activities was $48.7 million, primarily related to $52.1 million of cash used for capital expenditures and $0.7 million cash used for acquisitions. This was partially offset by $4.1 million proceeds from sales of assets.
Cash used in financing activities was $58.8 million, primarily resulting from $42.2 million of cash used to repurchase common stock, $17.9 million in withholding tax payment on vesting of restricted stock awards, $2.8 million cash paid to settle assumed debt from an acquisition in fiscal year 2020, $1.2 million of cash used to pay acquisition related to contingent consideration, and $1.3 million payments related to financing obligations, including issuance costs. This was partially offset by $6.6 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Contractual Obligations
The following summarizes our contractual obligations at July 3, 2021, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$3.7	$1.3	$0.6	$0.4	$1.4
Debt:
2023 1.75% senior convertible notes	225.0	—	225.0	—	—
2024 1.00% senior convertible notes	460.0	460.0		—	—
Estimated interest payments	23.2	9.5	13.7	—	—
Purchase obligations (1)	187.6	178.8	7.9	0.9	—
Operating lease obligations (2)	50.3	11.7	16.2	8.7	13.7
Non-cancelable leaseback obligations (1)	28.8	2.9	4.8	4.9	16.2
Royalty payment	2.8	1.3	0.8	0.7	—
Pension and post-retirement benefit payments (3)	104.3	9.2	13.8	12.6	68.7
Total	$1,085.7	$674.7	$282.8	$28.2	$100.0
(1)Refer to “Note 18. Commitments and Contingencies” for more information.
(2)Refer to “Note 12. Leases” for more information.
(3)Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $187.6 million of purchase obligations as of July 3, 2021, $90.8 million are related to inventory and the other $96.8 million are non-inventory items.
As of July 3, 2021, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
Off-Balance Sheet Arrangements
As part of our ongoing business, we have not participated in transactions that generate material relationships with unconsolidated entities or financial partnerships, as is defined in rules promulgated by the SEC, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.
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
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of July 3, 2021, our pension plans were underfunded by $104.3 million since the Pension Benefit Obligation (PBO) exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $5.1 million and $8.0 million per annum. In addition, we expect to contribute approximately $2.4 million to the U.K. plan during fiscal 2022.
During fiscal 2021, we (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.5 million or approximately $2.0 million, while in fiscal 2020, we contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.

A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.0 million based upon data as of July 3, 2021.

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
As of July 3, 2021, we had forward contracts that were effectively closed but not settled with the counterparties by year end. The fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of July 3, 2021, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of July 3, 2021 and June 27, 2020, the notional amounts of the forward contracts that we held to purchase foreign currencies were $114.0 million and $146.4 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $27.8 million and $22.0 million, respectively.
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
Investments
Majority of our investments have maturities 90 days or less. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investments as a result of changes in interest rates. Changes in interest rates can affect the interest earned on our investments.
We seek to mitigate the credit risk of investments by holding high-quality, investment-grade debt instruments. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value or marketability due to changes in perceived credit quality or changes in market conditions.
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
During the fourth quarter of fiscal 2021, the closing price of our common stock exceeded 130% of the applicable conversion price of the 2024 Notes, on at least 20 of the last 30 consecutive trading days of the quarter, causing the 2024 Notes to be convertible by their holders for the period of July 1, 2021 to September 30, 2021, resulting in a reclassification of the 2024 Notes to short-term debt. Settlement of conversion of the 2024 Notes is in cash for the principal amount and, if applicable, cash and/or shares of our common stock for any conversion premium at our election. As a result, we have reclassified the $414.2 million book value of the 2024 Notes to short-term debt and reclassified the difference in the book value and the face value of $45.8 million to temporary equity from permanent equity on the Consolidated Balance Sheets. We are not aware of, nor do we expect, any conversion requests by holders as the market price of the 2024 Notes exceeds its conversion value.
Based on quoted market prices, as of July 3, 2021, the fair value of the 2023 Notes was $300.7 million and the fair value of the 2024 Notes was approximately $646.9 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of July 3, 2021 and June 27, 2020, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended July 3, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 3, 2021 and June 27, 2020, and the results of its operations and its cash flows for each of the three years in the period ended July 3, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 3, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Revenue Recognition - Identifying and Evaluating Performance Obligations in Certain Customer Contracts in the Network Enablement and Service Enablement Reportable Segments

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,198.9 million of revenue for the year ended July 3, 2021 of which $746.6 million and $91.3 million related to the Network Enablement and Service Enablement segments, respectively. The Company’s revenue recognition is determined by management through the following steps: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligations are satisfied. Certain of the Company’s contracts with customers include performance obligations consisting of a variety of products and services and may involve a significant level of integration and interdependency between performance obligations. Identifying and evaluating whether products and services are considered distinct performance obligations may require significant management judgment, particularly in the Network Enablement and Service Enablement reportable segments due to the nature of the products and service offerings.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of performance obligations in contracts with customers. These procedures also included, among others, testing on a sample basis, the completeness and accuracy of management’s identification and evaluation of performance obligations in certain customer contracts in the Network Enablement and Service Enablement reportable segments.

/s/ PricewaterhouseCoopers LLP

San Jose, California
August 23, 2021

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Revenues:
Product revenue	$1,051.4	$1,005.2	$1,004.2
Service revenue	147.5	131.1	126.1
Total net revenue	1,198.9	1,136.3	1,130.3
Cost of revenues:
Product cost of revenue	391.7	388.5	394.8
Service cost of revenue	59.6	49.8	49.7
Amortization of acquired technologies	33.2	32.7	34.4
Total cost of revenues	484.5	471.0	478.9
Gross profit	714.4	665.3	651.4
Operating expenses:
Research and development	203.0	193.6	187.0
Selling, general and administrative	337.5	315.0	343.5
Amortization of other intangibles	33.3	35.1	38.1
Restructuring and related (benefits) charges	(1.6)	3.5	15.4
Total operating expenses	572.2	547.2	584.0
Income from operations	142.2	118.1	67.4
Interest and other income, net	3.3	9.6	6.2
Interest expense	(36.1)	(33.7)	(34.3)
Income from continuing operations before income taxes	109.4	94.0	39.3
Provision for income taxes	63.3	65.3	31.5
Income from continuing operations, net of taxes	46.1	28.7	7.8
Loss from discontinued operations, net of taxes	—	—	(2.4)
Net income	$46.1	$28.7	$5.4

Net income per share from - basic:
Continuing operations	$0.20	$0.13	$0.03
Discontinued operations	—	—	(0.01)
Net income	$0.20	$0.13	$0.02

Net income per share from - diluted:
Continuing operations	$0.20	$0.12	$0.03
Discontinued operations	—	—	(0.01)
Net income	$0.20	$0.12	$0.02

Shares used in per-share calculations:
Basic	228.7	229.4	228.1
Diluted	235.9	233.7	231.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Net income	$46.1	$28.7	$5.4
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	61.5	(28.6)	(27.0)
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during period	—	(0.1)	0.3
Less: reclassification adjustments included in net income	—	—	0.5
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during period	4.1	(5.4)	(7.3)
Amortization of actuarial losses	3.1	2.8	1.8
Net change in accumulated other comprehensive income (loss)	68.7	(31.3)	(31.7)
Comprehensive income (loss)	$114.8	$(2.6)	$(26.3)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 3, 2021	June 27, 2020
ASSETS
Current assets:
Cash and cash equivalents	$697.8	$539.0
Short-term investments	1.6	1.5
Restricted cash	4.3	3.5
Accounts receivable, net	256.5	235.5
Inventories, net	94.9	83.3
Prepayments and other current assets	57.0	50.8
Total current assets	1,112.1	913.6
Property, plant and equipment, net	196.0	172.5
Goodwill, net	396.5	381.4
Intangibles, net	88.0	148.1
Deferred income taxes	109.3	105.4
Other non-current assets	59.5	55.3
Total assets	$1,961.4	$1,776.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63.2	$53.0
Accrued payroll and related expenses	76.0	51.4
Deferred revenue	69.7	54.6
Accrued expenses	24.8	22.6
Short-term debt (Note 11)	414.2	2.8
Other current liabilities	57.1	48.4
Total current liabilities	705.0	232.8
Long-term debt	209.8	600.9
Other non-current liabilities	226.0	231.2
Commitments and contingencies (Note 18)
Convertible senior notes (Note 11)	45.8	—
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 228 million shares issued and outstanding at July 3, 2021 and June 27, 2020	0.2	0.2
Additional paid-in capital	70,265.5	70,274.3
Accumulated deficit	(69,393.7)	(69,397.2)
Accumulated other comprehensive loss	(97.2)	(165.9)
Total stockholders’ equity	774.8	711.4
Total liabilities and stockholders’ equity	$1,961.4	$1,776.3

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
OPERATING ACTIVITIES:
Net income	$46.1	$28.7	$5.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35.8	40.0	39.7
Amortization of acquired technologies and other intangibles	66.5	67.8	72.5
Stock-based compensation	48.3	44.6	38.2
Amortization of debt issuance costs and accretion of debt discount	23.7	22.2	22.7
Net change in fair value of contingent liabilities	(5.3)	(31.5)	(5.9)
Loss on sales of investments	—	—	0.5
Loss on disposal of long-lived assets	0.1	0.1	1.4
Other	2.8	5.7	5.1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15.0)	(5.1)	(17.8)
Inventories	(14.3)	3.7	(15.4)
Other current and non-currents assets	14.9	10.6	0.1
Accounts payable	7.0	(9.2)	8.7
Income taxes payable	18.1	—	5.0
Deferred revenue, current and non-current	12.3	5.9	(3.1)
Deferred taxes, net	1.6	11.9	(1.9)
Accrued payroll and related expenses	23.1	(7.0)	5.9
Accrued expenses and other current and non-current liabilities	(22.4)	(52.8)	(22.3)
Net cash provided by operating activities	243.3	135.6	138.8

INVESTING ACTIVITIES:
Maturities of available-for-sale investments	—	—	47.3
Sales of available-for-sale investments	—	—	119.9
Acquisition of businesses, net of cash acquired	(0.7)	(2.5)	(47.0)
Capital expenditures	(52.1)	(31.9)	(45.0)
Proceeds from the sale of assets	4.1	4.6	5.4
Net cash (used in) provided by investing activities	(48.7)	(29.8)	80.6

FINANCING ACTIVITIES:
Payment of debt issuance costs	(0.1)	(1.6)	(0.5)
Repurchase and retirement of common stock	(42.2)	(44.4)	(11.2)
Payment of financing obligations	(1.2)	(2.7)	(1.7)
Redemption of convertible debt	—	—	(276.9)
Proceeds from exercise of employee stock options and employee stock purchase plan	6.6	5.5	5.4
Withholding tax payment on vesting of restricted stock awards	(17.9)	(21.0)	(15.5)
Payment of acquisition related holdback	—	(6.8)	—
Payment of acquired debt	(2.8)	—	—
Payment of acquisition related contingent consideration	(1.2)	(0.7)	—
Net cash used in financing activities	(58.8)	(71.7)	(300.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	25.2	(17.1)	(12.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	161.0	17.0	(93.9)
Cash, cash equivalents and restricted cash at beginning of period (1)	547.4	530.4	624.3
Cash, cash equivalents and restricted cash at end of period (2)	$708.4	$547.4	$530.4
Supplemental disclosure of cash flow information
Cash paid for interest	$12.3	$11.3	$11.8
Cash paid for income taxes	$43.8	$50.6	$29.8
(1) These amounts include both current and non-current balances of restricted cash totaling $8.4 million, $8.9 million and $12.9 million as of June 27, 2020, June 29, 2019, and June 30, 2018, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $10.6 million, $8.4 million and $8.9 million as of July 3, 2021, June 27, 2020 and June 29, 2019, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 30, 2018	226.7	$0.2	$70,216.2	$(69,378.6)	$(102.9)	$734.9
Net income	—	—	—	5.4	—	5.4
Other comprehensive loss	—	—	—	—	(31.7)	(31.7)
Shares issued under employee stock plans, net of tax effects	3.2	—	(10.1)	—	—	(10.1)
Stock-based compensation	—	—	38.6	—	—	38.6
Repurchase of common stock	(1.1)	—	—	(11.3)	—	(11.3)
Balance at June 29, 2019	228.8	$0.2	$70,244.7	$(69,384.5)	$(134.6)	$725.8
Cumulative adjustment for adoption of ASU 2016-02 (Topic 842)	—	—	—	3.0		3.0
Net income	—	—	—	28.7	—	28.7
Other comprehensive loss	—	—	—	—	(31.3)	(31.3)
Shares issued under employee stock plans, net of tax effects	3.2	—	(15.3)	—	—	(15.3)
Stock-based compensation	—	—	44.9	—	—	44.9
Repurchase of common stock	(3.7)	—	—	(44.4)	—	(44.4)
Balance at June 27, 2020	228.3	$0.2	$70,274.3	$(69,397.2)	$(165.9)	$711.4
Net income	—	—	—	46.1	—	46.1
Other comprehensive income	—	—	—	—	68.7	68.7
Shares issued under employee stock plans, net of tax effects	3.0	—	(11.5)	—	—	(11.5)
Stock-based compensation	—	—	48.5	—	—	48.5
Repurchase of common stock	(3.0)	—	—	(42.6)	—	(42.6)
Reclassification between equity and temporary equity for senior convertible notes	—	—	(45.8)	—	—	(45.8)
Balance at July 3, 2021	228.3	$0.2	$70,265.5	$(69,393.7)	$(97.2)	$774.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company), is a global provider of network test, monitoring and assurance solutions to communications service providers, enterprises, network equipment manufacturers, original equipment manufacturers, government and avionics. VIAVI is also a leader in management solutions for 3D sensing, anti-counterfeiting, consumer electronics, industrial, aerospace, automotive and medical applications.
Fiscal Years
The Company utilizes a 52-53-week fiscal year ending on the Saturday closest to June 30th. The Company’s 2021 fiscal year is a 53-week year ending on July 3, 2021. The Company’s 2020 and 2019 fiscal years were 52-week years ending on June 27, 2020 and June 29, 2019, respectively. The Company’s first quarter of fiscal year 2021 was a 14-week quarter compared to the standard 13-week quarters.
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
COVID-19
The worldwide spread of the COVID-19 virus has resulted in a global slowdown of economic activity which is likely to decrease demand for a broad variety of goods and services, including from our customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. While this may have a negative impact to our sales and our results of operations, the Company is not aware of any specific events or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including uncertainty in the current economic environment due to COVID-19.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Restricted Cash
At July 3, 2021 and June 27, 2020, the Company’s short-term restricted cash balances were $4.3 million and $3.5 million, respectively. The Company’s long-term restricted cash balances, included in other non-current assets in the Company’s Consolidated Balance Sheets, were $6.3 million and $4.9 million as of July 3, 2021 and June 27, 2020, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
Investments
The Company’s investments in debt securities are classified as available for sale investments, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported within accumulated other comprehensive loss.
The Company periodically reviews investments in debt securities for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for the entire amount of the impairment. If a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into: (i) the portion of the loss related to credit factors, or the credit loss portion; and, (ii) the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is recorded as an allowance to credit loss through interest and other income, net, and the non-credit loss portion is recorded as a separate component of other comprehensive loss.
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
•Level 2: Includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company include asset-backed securities, foreign currency forward contracts and debt. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 3: Includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of July 3, 2021 and June 27, 2020, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of July 3, 2021 and June 27, 2020 consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2021 and 2020. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative (SG&A) expense of the Consolidated Statements of Operations.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill
Goodwill represents the excess of the purchase price paid over the net fair value of assets acquired and liabilities assumed. The Company tests goodwill for impairment at the reporting unit level at least annually, during the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that the asset may be impaired.
The accounting guidance provides the Company with the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in the Company’s operating environment, industry or market considerations; entity-specific events such as increasing costs, declining financial performance, or loss of key personnel, or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in the Company’s stock price.
If it is determined, as a result of the qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is required. Otherwise, no further testing is required.
Under the quantitative test, if the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recorded in the Consolidated Statements of Operations as impairment of goodwill. Measurement of the fair value of a reporting unit is based on one or more of the following fair value measures: (i) using present value techniques of estimated future cash flows; (ii) using valuation techniques based on multiples of earnings or revenue; or (iii) a similar performance measure. Refer to “Note 9. Goodwill” for more information.
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
Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost or credit, and gains or losses previously recognized as a component of accumulated other comprehensive loss. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. Gains or losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost or credit represents the cost of benefit improvements attributable to prior service granted in plan amendments. Gains or losses and prior service cost or credit not recognized as a component of net periodic pension cost in the Consolidated Statements of Operations are recognized as a component of accumulated other comprehensive loss on the Consolidated Balance Sheets, net of tax. Those gains or losses and prior service cost or credit are subsequently recognized as a component of net periodic pension cost pursuant to the recognition and amortization provisions of the authoritative guidance.
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
Concentration of Credit and Other Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, restricted cash, trade receivables and foreign currency forward contracts. The Company’s cash and cash equivalents and short-term investments are held in safekeeping by large, creditworthy financial institutions. The Company invests its excess cash primarily in institutional money market funds, short-term deposits and similar short duration high quality, investment grade instruments.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of July 3, 2021 two customers represented 10% or more of the Company’s total accounts receivable, net. As of June 27, 2020, no customer represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2021, 2020 and 2019, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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
Revenue Recognition
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:
•Products: Network Enablement (NE) and Service Enablement (SE) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. NE and SE are collectively referred to as Network and Service Enablement (NSE). The Company’s Optical Security and Performance (OSP) products include proprietary pigments used for optical security and optical filters used in commercial and government 3D Sensing applications.
•Services: The Company also offers a range of product support and professional services designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.
Steps of revenue recognition
The Company accounts for revenue in accordance with the revenue standard, in which the following five steps are applied to recognize revenue:
1.Identify the contract with a customer: Generally, the Company considers customer purchase orders which, in some cases are governed by master sales or other purchase agreements, to be the customer contract. All of the following criteria must be met before the Company considers an agreement to qualify as a contract with a customer under the revenue standard: (i) it must be approved by all parties; (ii) each party’s rights regarding the goods and services to be transferred can be identified; (iii) the payment terms for the goods and services can be identified; (iv) the customer has the ability and intent to pay and collection of substantially all of the consideration is probable; and, (v) the agreement has commercial substance. The Company utilizes judgment to determine the customer’s ability and intent to pay, which is based upon various factors including the customer’s historical payment experience or credit and financial information and credit risk management measures implemented by the Company.
2.Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes hardware support that extends beyond the Company's standard warranties, software maintenance, installation, professional and implementation services, and training.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
3.Determine the transaction price: Transaction price reflects the amount of consideration to which the Company expects to be entitled in exchange for transferring goods or services to the customer. The Company’s contracts may include terms that could cause variability in the transaction price including rebates, sales returns, market incentives and volume discounts. Variable consideration is generally accounted for at the portfolio level and estimated based on historical information. If a contract includes a variable amount, the price adjustments are estimated at contract inception. In both cases, estimates are updated at the end of each reporting period as additional information becomes available.
4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of the Company’s contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by the Company, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, the Company allocates the total transaction value to each distinct performance obligation based on relative standalone selling price (SSP). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs, and profit objectives as well as overall market conditions.
5.Recognize revenue when (or as) performance obligations are satisfied: Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance. In certain instances, acceptance is deemed to have occurred if all acceptance provisions lapse, or if the Company has evidence that all acceptance provisions will be, or have been, satisfied. For fixed-price support and extended warranty contracts, or certain software arrangements which provide customers with a right to access over a discrete period, control is deemed to transfer over time and revenue is recognized on a straight-line basis over the contract term due to the stand-ready nature of the performance obligation. Revenue from hardware repairs and calibration services outside of an extended warranty or support contract is recognized at the time of completion of the related service. For other professional services or time-based labor contracts, revenue is recognized as the Company performs the services and the customers receive and/or consume the benefits.

Revenue policy and practical expedients

The following policy and practical expedient elections have been made by the Company under the revenue standard:
•Revenue-based taxes as assessed by governmental authorities have been excluded from the measurement of transaction price.
•Shipping and handling activities performed after the customer obtains control of the good are treated as activities to fulfill the promise (cost of fulfillment). Therefore, the Company does not evaluate whether the shipping and handling activities are promised services.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Incremental costs of obtaining contracts that would have been recognized within one year or less are recognized as an expense when incurred. These costs are included in SG&A expense. The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year are capitalized and recognized over the revenue recognition period of the original contract.
•The portfolio approach is used for certain types of variable consideration for contracts with similar characteristics. The methodology is used when the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts within that portfolio.
•If at contract inception, the expected period between the transfer of promised goods or services and payment is within one year or less, the Company forgoes adjustment for the impact of significant financing component for the contract.
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
Warranty
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Warranty cost estimates are based on historical experience of known product failure rates, use of materials to repair or replace defective products, and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise.
Shipping and Handling Costs
The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.7 million, $3.7 million and $2.6 million in fiscal 2021, 2020 and 2019, respectively.
Research and Development Expense
Costs related to Research and Development (R&D), which primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees, are charged to expense as incurred. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. The Company believes its software development process is completed concurrent with the establishment of technological feasibility. As such, software development costs have been expensed as incurred.

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
Time-based restricted stock awards will generally vest in annual or quarterly installments over a period of three to four years subject to the employees’ continuing service to the Company. The Company's performance-based awards may include performance conditions, market conditions, time-based service conditions or a combination there of and are generally expected to vest over one to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions.
The Company estimates the fair value of stock options and Employee Stock Purchase Plan (ESPP) purchase rights using the Black-Scholes Merton (BSM) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
The Company does not apply expected forfeiture rate and accounts for forfeitures as they occur. The total fair value of the equity awards is recorded on a straight-line basis, over the requisite service period of the awards for each separate vesting period of the award, except for certain performance-based awards which are amortized based upon the graded vesting method.
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
The authoritative guidance provides for recognition of deferred tax assets if the realization of such deferred tax assets is more likely than not to occur based on an evaluation of both positive and negative evidence and the relative weight of the evidence. With the exception of certain international jurisdictions, the Company has determined that at this time it is more likely than not that deferred tax assets attributable to the remaining jurisdictions will not be realized, primarily due to uncertainties related to its ability to utilize its net operating loss carryforwards before they expire. Accordingly, the Company has established a valuation allowance for such deferred tax assets. If there is a change in the Company’s ability to realize its deferred tax assets for which a valuation allowance has been established, then its tax provision may decrease in the period in which it determines that realization is more likely than not. Likewise, if the Company determines that it is not more likely than not that its deferred tax assets will be realized, then a valuation allowance may be established for such deferred tax assets and the Company’s tax provision may increase in the period in which the Company makes the determination.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Asset Retirement Obligations
Asset Retirement Obligations (ARO) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of July 3, 2021, and June 27, 2020, the Consolidated Balance Sheets included ARO of $1.3 million and $0.9 million, respectively, in other current liabilities and $2.4 million and $3.1 million, respectively, in other non-current liabilities.

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended July 3, 2021	$4.0	$0.3	$(0.7)	$0.1	$—	$3.7
Year ended June 27, 2020	3.6	0.3	—	0.1	—	4.0
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In June 2016, the FASB issued guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial assets are estimated based on expected losses. In the first quarter of fiscal 2021 the Company adopted the accounting standard using the modified retrospective approach. The adoption of the new standard did not have a material impact on the Company’s Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In the first quarter of fiscal 2020 the Company adopted ASC 842 - Leases using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial information for the adoption impact.The Company also elected the package of practical expedients to not reassess whether a contract contains a leas, lease classification and accounting for initial direct costs. For additional information refer to “Note 12. Leases.”
Recent Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments with characteristics of liability and equity. This new guidance removes separation models for certain convertible debt instruments which will now be accounted for as a single liability measured at amortized cost. In addition, the interest expense recognized for these instruments will typically be closer to the coupon interest rate due to the removal of the separation model's non-cash discount amortization. ASU 2020-06 is effective for the Company in the first quarter of fiscal 2023, with early adoption permitted for the first quarter of fiscal 2022. Adoption of this new guidance can either be on a modified retrospective or full retrospective basis.
The Company will adopt the new guidance in the first quarter of fiscal 2022, on a full retrospective basis, reflecting the application of the new standard in each prior reporting period. The elimination of the separation model for the convertible debt instruments is expected to reduce additional paid in capital by approximately $80 million and $130 million as of July 3, 2021 and June 27, 2020, respectively. The removal of the non-cash debt discount amortization will reduce interest expense and increase net income by approximately $20 million for the each of the fiscal years ended 2021 and 2020. In addition, the adoption will eliminate the temporary equity balance for the convertible senior notes as of July 3, 2021 of $45.8 million. These adjustments will result in the reported balance of the convertible notes being more consistent with the par value offset only by the unamortized issuance costs.
We currently expect the adoption of ASU 2020-06 will result in the reduction of non-cash interest expense for fiscal 2022 and until the affected notes have been settled with a corresponding increase in income attributable to common stockholders for both basic and diluted earnings per share. The adoption will have no impact on the Consolidated Statement of Cash Flows.

In December 2019, the FASB issued guidance which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The guidance is effective for the Company in the first quarter of fiscal year 2022. The Company does not believe adoption of this new accounting guidance will have a material impact on its Consolidated Financial Statements.
In August 2018, the FASB issued guidance to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. Some of the changes include adding a disclosure requirement for significant gains and losses related to changes in the benefit obligation for the period, and removing the amounts in accumulated other comprehensive income expected to be recognized as components of net periodic benefit cost over the next fiscal year. This guidance is effective for the Company in the first quarter of fiscal 2022. The Company does not believe adoption of this new accounting guidance will have a material impact on its Consolidated Financial Statements.
Note 3. Earnings Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. If dilutive, the effect of outstanding Employee Stock Purchase Program (ESPP) purchase rights, restricted stock units (RSUs), performance-based stock units (PSUs), market-based stock units (MSUs), options and senior convertible notes is reflected in diluted net income per share by application of the treasury stock method and/or the if-converted method, as applicable. The calculation of diluted net income per share excludes all anti-dilutive common shares.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Numerator:
Income from continuing operations, net of taxes	$46.1	$28.7	$7.8
Loss from discontinued operations, net of taxes	—	—	(2.4)
Net income	$46.1	$28.7	$5.4
Denominator:
Weighted-average shares outstanding:
Basic	228.7	229.4	228.1
Shares issuable assuming conversion of convertible notes (1)	4.6	1.2	—
Effect of dilutive securities from stock-based benefit plans	2.6	3.1	3.1
Diluted	235.9	233.7	231.2

Net income per share from - basic:
Continuing operations	$0.20	$0.13	$0.03
Discontinued operations	—	—	(0.01)
Net income	$0.20	$0.13	$0.02

Net income per share from - diluted:
Continuing operations	$0.20	$0.12	$0.03
Discontinued operations	—	—	(0.01)
Net income	$0.20	$0.12	$0.02
(1)Represents the dilutive impact under the if-converted method for the Company's 1.75% Senior Convertible Notes due 2023 and the 1.00% Senior Convertible Notes due 2024. As of July 3, 2021, the if-converted value in excess of outstanding principal of the 1.75% Senior Convertible Notes due 2023 and the 1.00% Senior Convertible Notes due 2024 was $13.8 million and $54.8 million, respectively. Refer to “Note 11. Debt” for more information.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Stock options and ESPP	—	—	0.1
Full Value Awards	0.4	0.2	0.4
Total potentially dilutive securities	0.4	0.2	0.5
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized gains on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax (1)	Total
Beginning balance as of June 27, 2020	$(5.1)	$(129.6)	$(31.2)	$(165.9)
Other comprehensive income before reclassification	—	61.5	4.1	65.6
Amounts reclassified from accumulated other comprehensive income	—	—	3.1	3.1
Net current period other comprehensive income	—	61.5	7.2	68.7
Ending balance as of July 03, 2021	$(5.1)	$(68.1)	$(24.0)	$(97.2)
(1)Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended July 3, 2021 relates to the unrealized actuarial gain of $6.3 million, net of income tax effect of $2.2 million. The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of SG&A in the Consolidated Statement of Operations for the year ended July 3, 2021. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
3Z Telecom, Inc. Acquisition
On May 31, 2019, the Company acquired all of the equity of 3Z Telecom, Inc. (3Z) for approximately $23.2 million in cash and contingent consideration (earn-out) liability of up to $7.0 million in cash based on the achievement of certain net revenue targets over approximately a two year period. The $23.2 million cash consideration is subject to final cash and net working capital adjustments and includes escrow payments of $4.3 million, which are reserved for potential breaches of representations and warranties. The acquisition of 3Z expands the Company’s Field Instrument offerings.
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
The fair value of the earn-out payments on the 3Z acquisition date was determined by applying a risk-neutral framework using a Monte Carlo Simulation.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The identified tangible and intangible assets acquired, on the acquisition date, were as follows (in millions):

Tangible assets acquired	$4.1
Intangible assets acquired:
Developed technology	4.4
Customer relationships	7.9
Customer backlog	0.1
Goodwill	12.2
Total consideration transferred	$28.7
The allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed, was as follows (in millions):

Cash	$2.2
Total other assets	3.6
Total liabilities	(1.7)
Net tangible assets acquired	$4.1
Acquired intangible assets fair value is derived from a valuation based on inputs that are unobservable and significant to the overall fair value measurement. The fair values of acquired customer relationships and developed technology were determined based on the excess earnings method and relief from royalty method, respectively, variations of the income approach. The intangible assets are being amortized over their estimated useful lives, which range from five to six years. Customer backlog will be fully amortized within one year.
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
RPC Photonics, Inc. Acquisition
On October 30, 2018, the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC) for approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash based on the achievement of certain gross profit targets over an approximate four year period. The $33.4 million cash consideration includes escrow payments of $3.5 million, which are reserved for potential breaches of representations and warranties. The acquisition of RPC expands the Company’s 3D Sensing offerings.
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
The fair value of the earn-out payments on the RPC acquisition date was determined by applying a risk-neutral framework using a Monte Carlo Simulation.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The identified tangible and intangible assets, on the acquisition date, were as follows (in millions):

Tangible assets acquired:	$5.7
Intangible assets acquired:
Developed technology	15.7
Customer relationships	14.0
Customer backlog	0.3
Goodwill	33.9
Total consideration transferred	$69.6
The allocation of the purchase price to tangible assets, based on the estimated fair values of assets acquired and liabilities assumed, was as follows (in millions):

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

Other Acquisitions:
During the twelve months ended June 27, 2020, the Company completed an asset acquisition for total consideration of approximately $5.2 million in cash paid at close and an earn-out liability of up to $5.5 million cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with this acquisition, the Company recorded $6.2 million of developed technology and customer relationships and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the years ended July 3, 2021 and June 27, 2020, as follows (in millions):

	RPC	Other (1)	Total
Balance: June 29, 2019	$30.3	$8.1	$38.4
Additions to Contingent Consideration	—	3.7	3.7
Change in Fair Value measurement	(29.6)	(1.9)	(31.5)
Payments of Contingent Consideration	(0.7)	—	(0.7)
Balance: June 27, 2020	$—	$9.9	$9.9
Change in Fair Value measurement	—	(4.7)	(4.7)
Payments of Contingent Consideration	—	(1.2)	(1.2)
Balance July 3, 2021	$—	$4.0	$4.0
(1)See Note 5. Acquisitions and of the Notes to the Company’s Consolidated Financial Statements for more detail.
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of July 3, 2021 and June 27, 2020, the Company had total Unbilled Receivables/Contract Assets of $6.2 million and $3.8 million, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the activity related to deferred revenue, for the year ended July 3, 2021 (in millions):

July 3, 2021
Deferred revenue:
Balance at beginning of period	$74.6
Revenue deferrals for new contracts (1)	125.7
Revenue recognized during the period (2)	(110.8)
Balance at end of period (3)	$89.5

Short-term deferred revenue	$69.7
Long-term deferred revenue	$19.8
(1)Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2)Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.
(3)The long-term portion of deferred revenue is included as a component of Other non-current liabilities.

Remaining performance obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of July 3, 2021. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of July 3, 2021, was $283.1 million. The Company expects to recognize 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts Receivable Allowances
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction (1)	Balance at End of Period
Year Ended July 3, 2021	$3.0	$1.1	$(2.1)	$2.0
Year Ended June 27, 2020	2.0	2.0	(1.0)	3.0
Year Ended June 29, 2019	2.4	1.4	(1.8)	2.0
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	July 3, 2021	June 27, 2020
Finished goods	$41.0	$30.0
Work in process	16.6	22.5
Raw materials	37.3	30.8
Inventories, net	$94.9	$83.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	July 3, 2021	June 27, 2020
Prepayments	$13.4	$10.9
Assets held for sale	6.5	2.5
Advances to contract manufacturers	10.1	7.3
Refundable income taxes	5.9	10.8
Transaction tax receivables	13.2	10.6
Other current assets	7.9	8.7
Prepayments and other current assets	$57.0	$50.8
Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	July 3, 2021	June 27, 2020
Land	$19.9	$16.8
Buildings and improvements	34.8	22.9
Machinery and equipment	325.3	298.5
Furniture, fixtures, software and office equipment	74.3	74.3
Leasehold improvements	69.5	66.8
Construction in progress	30.1	15.6
Property, plant and equipment, gross	553.9	494.9
Less: Accumulated depreciation and amortization	(357.9)	(322.4)
Property, plant and equipment, net	$196.0	$172.5
Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	July 3, 2021	June 27, 2020
Customer prepayments	$0.4	$0.5
Restructuring accrual	0.5	6.5
Income tax payable	22.6	10.7
Warranty accrual	4.3	4.6
Transaction tax payable	4.9	3.2
Operating lease liabilities (Note 12)	11.6	11.7
Other	12.8	11.2
Other current liabilities	$57.1	$48.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Non-current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	July 3, 2021	June 27, 2020
Pension and post-employment benefits	$97.0	$102.7
Deferred tax liability	24.3	23.9
Financing obligation	16.1	16.2
Fair value of contingent consideration (1)	—	9.4
Long-term deferred revenue	19.8	20.0
Operating lease liabilities (Note 12)	30.8	28.1
Uncertain tax position	18.3	11.6
Warranty accrual	5.4	4.8
Other	14.3	14.5
Other non-current liabilities	$226.0	$231.2
(1)See “Note 5. Acquisitions” and “Note 8. Fair Value Measurements” of the Notes to the Company’s Consolidated Financial Statements for more detail.
Interest Income and Other Income, net
The following table presents the components of interest income and other income, net, as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Interest income	$2.9	$7.1	$8.1
Foreign exchange gain (loss), net	—	2.1	(2.9)
Other income, net	0.4	0.5	1.5
Loss on sale of investments	—	(0.1)	(0.5)
Interest income and other income, net	$3.3	$9.6	$6.2
Note 7. Investments and Forward Contracts
Short-Term Investments
As of July 3, 2021, the Company’s short-term investments of $1.6 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $1.0 million was invested in equity securities and $0.3 million was invested in money market instruments. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
As of June 27, 2020, the Company’s short-term investments of $1.5 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $0.9 million was invested in equity securities and $0.3 million was invested in money market instruments and other. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.

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
As of July 3, 2021, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of June 27, 2020, the fair value of these contracts of $2.2 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end; therefore, the fair value of the contracts is not significant. As of July 3, 2021 and June 27, 2020, the notional amounts of the forward contracts that Company held to purchase foreign currencies were $114.0 million and $146.4 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $27.8 million and $22.0 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $14.5 million and a loss of $0.8 million for the years ended July 3, 2021 and June 27, 2020, respectively.
Note 8. Fair Value Measurements
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. Assets and liabilities are classified under a fair value hierarchy in three levels of inputs as described in “Note 1. Basis of Presentation.” This includes: Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2—Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and market-corroborated inputs; and, Level 3—Unobservable inputs for the asset or liability.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	July 3, 2021				June 27, 2020
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities	$0.4	$—	$0.4	$—	$0.5	$—	$0.5	$—
Total debt available-for-sale securities	0.4	—	0.4	—	0.5	—	0.5	—
Money market funds	408.9	408.9	—	—	334.6	334.6	—	—
Trading securities	1.6	1.6	—	—	1.4	1.4	—	—
Foreign currency forward contracts (1)	2.6	—	2.6	—	2.2	—	2.2	—
Total assets (2)	$413.5	$410.5	$3.0	$—	$338.7	$336.0	$2.7	$—

Liability:
Foreign currency forward contracts (3)	$1.4	$—	$1.4	$—	$1.5	$—	$1.5	$—
Contingent consideration (4)	4.0	—	—	4.0	9.9	—	—	9.9
Total liabilities	$5.4	$—	$1.4	$4.0	$11.4	$—	$1.5	$9.9
(1)$2.6 million and $2.2 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020, respectively.
(2)Includes as of July 3, 2021, $401.0 million in cash and cash equivalents, $1.6 million in short-term investments, $2.7 million in restricted cash, $2.6 million in prepayments and other current assets, and $5.6 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of June 27, 2020, $327.2 million in cash and cash equivalents, $1.4 million in short-term investments, $3.4 million in restricted cash, $2.2 million in prepayments and other current assets and $4.5 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Includes $1.4 million and $1.5 million in other current liabilities on the Company’s Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020, respectively.
(4)Includes $0.0 million and $9.4 million in other non-current liabilities and $4.0 million and $0.5 million in other current liabilities as of July 3, 2021 and June 27, 2020, respectively.
Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2019 (1)	$338.9	$—	$42.2	$381.1
Acquisitions (2)	—	4.3	—	4.3
Currency translation and other adjustments	(4.0)	—	—	(4.0)
Balance as of June 27, 2020 (3)	$334.9	$4.3	$42.2	$381.4
Currency translation	14.8	0.3	—	15.1
Balance as of July 03, 2021 (4)	$349.7	$4.6	$42.2	$396.5
(1)Gross goodwill balances for NE, SE and OSP were $640.8 million, $272.6 million and $126.7 million, respectively as of June 29, 2019. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 29, 2019.
(2)See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.
(3)Gross goodwill balances for NE, SE and OSP were $636.8 million, $276.9 million and $126.7 million, respectively as of June 27, 2020. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 27, 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(4)Gross goodwill balances for NE, SE and OSP were $651.6 million, $277.2 million and $126.7 million, respectively as of July 3, 2021. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 3, 2021.
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s Chief Operating Decision Maker (CODM) during fiscal 2021, 2020 and 2019 and its reporting units were NE, SE and OSP.
No indications of impairment were identified for fiscal years ending on July 3, 2021, June 27, 2020 and June 29, 2019.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of July 3, 2021, and June 27, 2020, (in millions):

As of July 03, 2021	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.2 years	$423.8	$(356.9)	$66.9
Customer relationships	3.5 years	195.4	(180.8)	14.6
Other (1)	1.1 years	37.9	(31.4)	6.5
Total intangibles		$657.1	$(569.1)	$88.0

As of June 27, 2020	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.7 years	$437.1	$(341.6)	$95.5
Customer relationships	2.6 years	194.7	(154.1)	40.6
Other (1)	2.0 years	35.7	(23.7)	12.0
Total intangibles		$667.5	$(519.4)	$148.1
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents details of the Company’s amortization of acquired technology and other intangibles, (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Cost of revenues	$33.2	$32.7	$34.4
Operating expense	33.3	35.1	38.1
Total	$66.5	$67.8	$72.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of July 3, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2022	$39.5
2023	25.5
2024	10.3
2025	6.8
2026	3.1
Thereafter	2.8
Total amortization	$88.0
Note 11. Debt
As of July 3, 2021 and June 27, 2020, the Company’s debt on the Consolidated Balance Sheets was as follows, including the carrying amounts of the liability and equity components of the Senior Convertible Notes (in millions):

	July 3, 2021	June 27, 2020
Principal amount of 1.00% Senior Convertible Notes due 2024	$460.0	$—
Unamortized discount of Senior Convertible Notes liability component, short-term	(42.9)	—
Unamortized Senior Convertible Notes debt issuance cost, short-term	(2.9)	—
Other short-term debt	—	2.8
Short-term debt	414.2	2.8

Principal amount of 1.00% Senior Convertible Notes due 2024	—	460.0
Principal amount of 1.75% Senior Convertible Notes due 2023	225.0	225.0
Unamortized discount of Senior Convertible Notes liability component, long-term	(14.4)	(79.1)
Unamortized Senior Convertible Notes debt issuance cost, long-term	(0.8)	(5.0)
Long-term debt	209.8	600.9

Temporary equity 1.00% Convertible Notes due 2024	45.8	—
Carrying amount of Senior Convertible Notes equity component (1)	$91.0	$136.8
(1)Included in additional paid-in-capital on the Consolidated Balance Sheets.
Revolving Credit Facility
On May 5, 2020, the Company entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as our secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of our assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of July 3, 2021, the Company had no amounts outstanding under the Credit Agreement.
Short-Term Debt
The short-term debt balance of $414.2 million as of July 3, 2021 represents the current redeemable status of our 1.00% Senior Convertible Notes. See further discussion below under the section "1.00% Senior Convertible Notes (2024 Notes)" as it relates to reclassification of these notes from long-term debt to short-term debt at the end of fiscal 2021. The short-term debt of $2.8 million as of June 27, 2020 was assumed as part of an acquisition completed in fiscal 2020 and was paid in full during fiscal 2021.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the Exchange Transaction) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 5.3% based on the 5-year swap rate plus credit spread as of the issuance date. As of July 3, 2021, the expected remaining term of the 2023 Notes is 1.9 years.
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
The 2023 Notes may be converted under certain circumstances, based on an initial conversion rate of 71.7231 shares (equivalent to an initial conversion price of approximately $13.94 per share), at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances. The initial conversion price represents a 37.5% premium to the closing sale price of the Company’s common stock on the pricing date, May 22, 2018, which will be subject to customary anti-dilution adjustments. Holders may convert the 2023 Notes at any time on or prior to the close of business on the business day immediately preceding March 1, 2023 in multiples of $1,000 principal amount, under the following circumstances:
•On any date during any calendar quarter beginning after September 30, 2018 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending the last trading day of the previous calendar quarter;
•Upon the occurrence of specified corporate events;
•If the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2023 Notes); or
•During the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of such ten consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI common stock and the applicable conversion rate on such date.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $1.9 million and the equity issuance costs, attributable to the equity component of $0.3 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through June 1, 2023. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of July 3, 2021, the unamortized portion of the debt issuance costs related to the 2023 Notes was $0.8 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
Based on quoted market prices as of July 3, 2021 and June 27, 2020, the fair value of the 2023 Notes was approximately $300.7 million and $251.4 million, respectively. The 2023 Notes are classified within Level 2 as they are not actively traded in markets.
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
The 2024 Notes may be converted under certain circumstances, based on an initial conversion rate of 75.6229 shares (equivalent to an initial conversion price of approximately $13.22 per share), at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The conversion rate, and thus the conversion price, may be adjusted under certain circumstances. The initial conversion price represents a 32.5% premium to the closing sale price of the Company’s common stock on the pricing date, February 27, 2017, which will be subject to customary anti-dilution adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2024 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances:
•On any date during any calendar quarter beginning after June 30, 2017 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter;
•If the Company distributes to all or substantially all holders of its common stock rights or warrants (other than pursuant to a stockholder rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of VIAVI’s common stock at a price less than the average closing sale price of VIAVI’s common stock for the ten trading days preceding the declaration date for such distribution;
•If the Company distributes to all or substantially all holders of its common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a stockholder rights plan), at a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution;
•If the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the Indenture of the 2024 Notes); or
•During the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2024 Notes for each day of such ten consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI’s common stock and the applicable conversion rate on such date.
During the periods from, and including December 1, 2023 until the close of business on the business day immediately preceding March 1, 2024, holders may convert the 2024 Notes at any time regardless of the foregoing circumstances.
Holders of the 2024 Notes may require the Company to purchase all or a portion of the 2024 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2024 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental repurchase date.
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
In accordance with the authoritative accounting guidance, the Company separated the 2024 Notes into liability and equity components. The credit spread for the Company is based on the historical average “yield to worst” rate for BB rated issuers. The carrying value of the liability component at issuance was calculated as the present value of its cash flows using a discount rate of 4.8% based on the 7-year swap rate plus credit spread as of the issuance date. The difference between the 2024 Notes principal and the carrying value of the liability component, representing the value of conversion premium assigned to the equity component, was recorded as a debt discount on the issuance date and is being accreted using the effective interest rate of 4.8% over the period from the issuance date through March 1, 2024 as a non-cash charge to interest expense. The carrying value of the liability component was determined to be $358.1 million, and the equity component, or debt discount, of the 2024 Notes was determined to be $101.9 million. As of July 3, 2021, the expected remaining term of the 2024 Notes is 2.7 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs, which were bifurcated into the debt issuance costs, attributable to the liability component of $6.9 million and the equity issuance costs, attributable to the equity component of $2.0 million based on their relative values. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. The equity issuance costs were netted against the equity component in additional paid-in capital at the issuance date. As of July 3, 2021, the unamortized portion of the debt issuance costs related to the 2024 Notes was $2.9 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
During the fourth quarter of fiscal 2021, the closing price of our common stock exceeded the 130% of the applicable conversion price of the 2024 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2024 Notes to be convertible by their holders for the period of July 1, 2021 to September 30, 2021. As the settlement of conversion of the 2024 Notes is in cash for the principal amount and, if applicable, cash and/or shares of our common stock for any conversion premium at the Company’s election. As a result, $414.2 million in book value of the Notes has been reclassified to short-term debt and the difference in the book value and the face value of the 2024 Notes, of $45.8 million, has been reclassified from permanent equity to temporary equity. The Company is not aware of, nor expects, any conversion requests by holders as the market price of the 2024 Notes exceeds its conversion value.
Based on quoted market prices as of July 3, 2021 and June 27, 2020, the fair value of the 2024 Notes was approximately $646.9 million and $523.3 million, respectively. The 2024 Notes are classified within Level 2 as they are not actively traded in markets.
The Company was in compliance with all debt covenants as of July 3, 2021 and June 27, 2020.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost and accretion of debt discount (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Interest expense-contractual interest	$9.5	$8.5	$8.8
Amortization of debt issuance cost	2.0	1.4	1.4
Accretion of debt discount	21.7	20.8	21.3
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
During the fiscal year ending on July 3, 2021, the total operating lease costs were $13.9 million. Total variable lease costs were immaterial during the fiscal year ending on July 3, 2021. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of July 3, 2021, the weighted-average remaining lease term was 7.7 years, and the weighted-average discount rate was 4.7%.
During the fiscal year ending on July 3, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $15.1 million; and operating ROU assets obtained in exchange of new operating lease liabilities was $15.4 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance sheet information related to our operating leases is as follows (in millions):

July 3, 2021
Other non-current assets	$45.1
Total operating ROU assets	$45.1

Other current liabilities	$11.6
Other non-current liabilities	30.8
Total operating lease liabilities	$42.4
Future minimum operating lease payments as of July 3, 2021 are as follows (in millions):

Operating Leases
Fiscal 2022	$11.7
Fiscal 2023	9.4
Fiscal 2024	6.8
Fiscal 2025	4.9
Fiscal 2026	3.8
Thereafter	13.7
Total lease payments	50.3
Less: Interest	(7.9)
Present value of lease liabilities	$42.4
Future minimum operating lease payments as of June 27, 2020, were as follows (in millions):

Operating Leases
Fiscal 2021	$12.8
Fiscal 2022	10.2
Fiscal 2023	6.0
Fiscal 2024	4.6
Fiscal 2025	3.6
Thereafter	7.5
Total lease payments	44.7
Less: Interest	(4.9)
Present value of lease liabilities	$39.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring and Related Charges
The Company's restructuring events are primarily intended to reduce costs, consolidate operations, streamline product manufacturing and address market conditions. During fiscal year 2021, the Company recorded a benefit related to restructuring actions of $1.6 million, and in fiscal years 2020 and 2019, restructuring and related charges of $3.5 million and $15.4 million, respectively. A summary of the activity in the remaining restructuring plan is outlined below (in millions):

	Balance as of June 27, 2020	Fiscal Year 2021 Charges	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of July 3, 2021
Fiscal 2019 NSE, including AW	$6.5	$(1.6)	$(4.3)	$(0.1)	$0.5

The NSE, including AW Restructuring Plan was approved by Management during the first quarter of fiscal 2019. The plan is part of a strategy to improve overall profitability in the NSE business segment and included actions related to consolidation, integration and workforce reduction. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount. The balances of $0.5 million and $6.5 million as of July 3, 2021 and June 27, 2020, respectively, are included in other current liabilities on the Consolidated Balance Sheets. Payments related to the remaining severance and benefits accrual will be paid in fiscal 2022.
Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Domestic	$(43.1)	$(35.1)	$(66.9)
Foreign	152.5	129.2	106.2
Income before income taxes	$109.4	$94.1	$39.3
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal income tax expense	—	—	—
State:
Current	20.1	2.7	0.1
Deferred	—	—	—
Total state income tax expense	20.1	2.7	0.1
Foreign:
Current	44.8	50.1	33.3
Deferred	(1.6)	12.5	(1.9)
Total foreign income tax (benefit) expense	43.2	62.6	31.4
Total income tax expense	$63.3	$65.3	$31.5
The state current expense primarily relates to state taxes incurred as a result of the internal intellectual property restructuring which, was undertaken in the fourth quarter of the fiscal year 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions and withholding tax paid on the repatriation of foreign earnings during the year. The foreign deferred tax (benefit) expense relates to the release of valuation allowance in a foreign jurisdiction and the amortization of purchased intangible assets.
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Income tax expense computed at federal statutory rate	$23.0	$19.8	$8.3
Withholding Taxes	8.7	34.2	1.5
US Inclusion of foreign earnings	3.6	12.8	16.0
Valuation allowance	5.5	0.7	1.0
Foreign rate differential	3.9	4.5	4.8
Reserves	8.6	2.3	3.5
Permanent items	0.8	(0.3)	(1.4)
Fair value change of the earn-out liability	(1.5)	(6.6)	(1.3)
Reversal of previously accrued taxes	(2.1)	(3.7)	(1.2)
Research and experimentation benefits and other tax credits	(0.5)	(0.2)	—
State taxes	12.9	2.1	0.1
Other	0.4	(0.3)	0.2
Income tax expense	$63.3	$65.3	$31.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	July 3, 2021	June 27, 2020	June 29, 2019
Gross deferred tax assets:
Tax credit carryforwards	$135.7	$159.5	$164.3
Net operating loss carryforwards	536.1	1,118.6	1,206.9
Capital loss carryforwards	1.1	63.9	63.9
Inventories	28.9	20.3	9.6
Accruals and reserves	66.5	61.6	55.6
Intangibles including acquisition-related items	632.4	45.1	42.1
Capitalized research costs	15.7	72.0	—
Other	66.1	44.6	43.1
Gross deferred tax assets	1,482.5	1,585.6	1,585.5
Valuation allowance	(1,295.9)	(1,405.5)	(1,405.3)
Deferred tax assets	186.6	180.1	180.2
Gross deferred tax liabilities:
Acquisition-related items	(29.1)	(31.8)	(33.5)
Tax on unrepatriated earnings	(18.4)	(15.6)	(1.8)
Foreign branch taxes	(22.3)	(21.4)	(22.0)
Other	(31.9)	(29.8)	(29.1)
Deferred tax liabilities	(101.7)	(98.6)	(86.4)
Total net deferred tax assets	$84.9	$81.5	$93.8
As of July 3, 2021, the Company had federal, state and foreign tax net operating loss carryforwards of $2,078.8 million, $521.7 million and $532.9 million, respectively, and federal, state and foreign research and other tax credit carryforwards of $85.9 million, $49.0 million and $0.1 million, respectively. The federal tax net operating loss carryforwards start to expire in fiscal year 2023 and at various dates through 2038 if not utilized. The federal credit carryforwards start to expire fiscal year 2022 and at various dates through fiscal year 2042 if not utilized. The state tax net operating loss carryforwards start to expire in fiscal year 2022 and at various dates through 2041 if not utilized. The state research credit start to expire in fiscal year 2023 but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss, tax credit and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
On July 2, 2021, the Company completed a planned series of internal transactions restructuring certain of VIAVI’s intellectual properties. The result of which aligns the properties in a single entity which owns, manages, directs, and protects the properties, including but not limited to patents, product designs, processes, manufacturing technologies, know-how, and trade secrets. In conjunction with the internal restructuring, $2.3 billion ($482 million tax effected) of US federal net operating loss carryforwards were utilized, the Company recognized a new deferred tax asset relating to the book and tax basis difference of certain intangible assets of $589 million. Given the full valuation allowance that is carried on the Company’s US deferred tax assets, the change in the deferred taxes as a result of the transaction does not have material impact on the financial statements. The Company recorded state tax expense including reserves for uncertain tax positions of $19.1 million related to this transaction.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $11.2 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $2.1 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During fiscal year 2020, in light of the economic uncertainty caused by COVID-19, the Company reevaluated its historic assertion on foreign earnings and no longer considered a majority of its earnings to be permanently reinvested resulting in a $32.5 million charge for withholding taxes expected to be paid on the repatriation of $324.0 million of foreign earnings that the Company does not consider to be permanently reinvested. During the third quarter of fiscal 2020, which included changing the Company’s intent with regard to the indefinite reinvestment of such foreign earnings, the Company initially accrued $31.6 million for withholding taxes expected to be paid on the repatriation of $316.4 million of accumulated foreign earnings that it no longer considers to be permanently reinvested as of the third quarter. During fiscal year 2020, the Company paid $19.5 million withholding income tax on the repatriation of foreign earnings. The repatriation of these earnings increases available cash in the U.S. and provides greater U.S. financial flexibility to assist the Company in navigating the expected downturn in the economy. The foreign earnings are being repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense.
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
The valuation allowance decreased by $109.6 million in fiscal 2021, increased by $0.2 million in fiscal 2020, and increased by $23.2 million in fiscal 2019. The decrease during fiscal 2021 was primarily due to the expiration of federal net operating losses, federal capital losses, and federal research credits. The increase during fiscal 2020 was primarily due to the business acquired during the year. The increase during fiscal 2019 was primarily due to the net increase of deferred tax assets resulting from the inclusion of the Company’s foreign subsidiaries in the U.S. tax return as a consequence of the U.S. Tax Cuts and Jobs Act. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts (1)	Deductions Credited to Expenses or Other Accounts (2)	Balance at End of Period
Year Ended July 3, 2021	$1,405.5	$622.0	$(731.6)	$1,295.9
Year Ended June 27, 2020	$1,405.3	$95.1	$(94.9)	$1,405.5
Year Ended June 29, 2019	$1,382.1	$72.8	$(49.6)	$1,405.3
(1)Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, other adjustments.
(2)Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and increases in deferred tax liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of unrecognized tax benefits between June 30, 2018 and July 3, 2021 is as follows (in millions):

Balance at June 30, 2018	$48.6
Additions based on tax positions related to current year	1.7
Additions based on tax positions related to prior year	7.3
Reduction based on tax positions related to prior year	(2.8)
Reductions for lapse of statute of limitations	(0.6)
Balance at June 29, 2019	54.2
Additions based on tax positions related to current year	2.2
Additions based on tax positions related to prior year	0.3
Reduction based on tax positions related to prior year	(3.8)
Reduction related to settlement	(0.4)
Reductions for lapse of statute of limitations	(0.5)
Balance at June 27, 2020	52.0
Additions based on tax positions related to current year	14.8
Reduction based on tax positions related to prior year	(6.8)
Reduction related to settlement	(0.5)
Reductions for lapse of statute of limitations	(0.4)
Balance at July 3, 2021	$59.1
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at July 3, 2021 are $14.2 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 3, 2021 are $41.3 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 3, 2021, June 27, 2020 and June 29, 2019 was approximately $4.0 million, $2.7 million, and $3.7 million, respectively. During fiscal 2021, the Company’s accrued interest and penalties increased by $1.3 million. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 3, 2021:

Tax Jurisdictions	Tax Years
United States*	2002 and onward
Canada	2020 and onward
China	2016 and onward
France	2018 and onward
Germany	2016 and onward
Korea	2016 and onward
United Kingdom	2019 and onward
*Although the Company is generally subject to a three-year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.

Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase program of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. As of July 3, 2021, the Company had approximately $112.9 million remaining under the program. On August 18, 2021, the Board of Directors approved to extend the program until September 30, 2022.
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except per share amounts):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Total number of shares repurchased	3.0	3.7	1.1
Average price per share	$14.21	$11.99	$10.14
Total purchase price	$42.6	$44.4	$11.3
Remaining authorization at end of period	$112.9	$155.6	$51.4
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2021, 2020 and 2019 have been canceled and retired.
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
As of July 3, 2021, the Company had 7.5 million shares subject to (i) stock options and Full Value Awards (defined below) issued and outstanding under the Amended and Restated 2003 Plan, (ii) inducement grants made in connection with the appointment of new CEO in fiscal 2016 and (iii) stock options and Full Value Awards issued and outstanding under various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of July 3, 2021, 13.8 million shares of common stock, primarily under Amended and Restated 2003 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The ESPP will terminate upon the earlier of November 15, 2027 or the date on which all shares available for issuance have been sold. As of July 3, 2021, 2.3 million shares remained available for issuance. The ESPP as adopted provided for a 5% discount with a look-back period of six months. In May 2019, the ESPP was amended to provide for a 15% discount.
Full Value Awards
The Company's stock-based compensation includes a combination of time-based RSUs and performance based MSUs and PSUs. RSUs are granted without an exercise price and are converted to shares immediately upon vesting. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
Time-based RSU awards will generally vest in annual or quarterly installments over a period of three to four years subject to the employees’ continuing service to the Company. The Company's performance-based MSU and PSU awards may include performance conditions, market conditions, time-based service conditions or a combination thereof and are generally expected to vest over one to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2021, 2020 and 2019 was as follows (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Cost of revenue	$4.8	$4.3	$3.8
Research and development	8.9	7.7	6.1
Selling, general and administrative	34.6	32.6	28.3
Total stock-based compensation expense	$48.3	$44.6	$38.2
Approximately $1.5 million of stock-based compensation expense was capitalized to inventory at July 3, 2021.
Stock Option Activity
The following is a summary of stock option activities (in millions, except per share amounts):

	Options Outstanding
	Number of Shares	Weighted-Average Exercise Price
Balance as of June 30, 2018	1.3	$6.42
Exercised	(0.1)	10.54
Balance as of June 29, 2019	1.2	5.95
Exercised	—	—
Balance as of June 27, 2020	1.2	5.95
Exercised	—	—
Balance as of July 03, 2021	1.2	$5.95

Expected to vest	1.2	$5.95
As of July 3, 2021, stock-based compensation expense related to stock options have been fully amortized and recognized.
The following table summarizes outstanding and exercisable options as of July 3, 2021.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$5.95	1,180,257	2.62	$5.95	$13.6	1,180,257	2.62	$5.95	$13.6
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $17.47 as of July 3, 2021, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 3, 2021 was 1.2 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2021, the Company issued shares of 261,683 and 296,121 on January 31, 2021 and July 31, 2020, respectively, as part of the ESPP. As of July 3, 2021, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2022.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of July 3, 2021 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares (1)	Non-Performance Shares	Total Number of Shares	Weighted-average Grant-dated Fair Value
Non-vested at June 30, 2018	1.1	5.3	6.4	$8.93
Awards granted	0.5	3.9	4.4	$11.52
Awards vested	(0.6)	(3.2)	(3.8)	$8.61
Awards forfeited	—	(0.3)	(0.3)	$9.63
Non-vested June 29, 2019	1.0	5.7	6.7	$10.81
Awards granted	0.7	3.2	3.9	$13.76
Awards vested	(0.7)	(3.4)	(4.1)	$10.40
Awards forfeited	—	(0.4)	(0.4)	$11.44
Non-vested June 27, 2020	1.0	5.1	6.1	$12.97
Awards granted	1.3	3.3	4.6	$14.15
Awards vested	(0.6)	(3.1)	(3.7)	$12.58
Awards forfeited	(0.2)	(0.5)	(0.7)	$13.83
Non-vested July 3, 2021	1.5	4.8	6.3	$13.98
(1)Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2021, 2020 and 2019 was estimated to be $15.6 million, $7.7 million and $6.2 million, respectively, and was calculated using a Monte Carlo simulation. The fair value of PSU awards granted in fiscal 2021 was $2.0 million. The Company did not grant any PSU awards in fiscal 2020 and 2019. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of July 3, 2021, $63.7 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 2.0 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valuation Assumptions
The Company generally estimates the fair value of time-based RSU awards based on the closing market price of the Company’s common stock on the date of grant. In the case of, PSUs that are performance-based awards without a market condition, the Company will estimate the fair value of the awards using a probability weighted model. In the case of MSUs or PSUs, that are performance based awards and include a market condition, the Company will estimate the fair value of the award using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. The weighted-average assumptions used to measure fair value were as follows:

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Volatility of common stock	38.5%	30.4%	28.9%
Average volatility of peer companies	65.7%	52.5%	31.0%
Average correlation coefficient of peer companies	0.3653	0.1842	0.1383
Risk-free interest rate	0.3%	1.5%	2.6%
The Company did not issue stock option grants during the fiscal years ended July 3, 2021, June 27, 2020 and June 29, 2019. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	July 3, 2021	June 27, 2020	June 29, 2019
Expected term (in years)	0.5	0.5	0.5
Expected volatility	44.9%	27.6%	33.2%
Risk-free interest rate	0.1%	1.8%	2.3%
Expected Term: The Company's expected term for stock options was calculated utilizing the simplified method in accordance with the authoritative guidance. The Company used the simplified method as the Company does not have sufficient historical share option exercise data due to the limited number of shares granted as well as changes in the Company's business following the separation from Lumentum, rendering existing historical experience less reliable in formulating expectations for current grants. The Company’s purchase right period is six months under the ESPP.
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
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $19,500 in calendar year 2021 as set by the Internal Revenue Service.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $4.7 million, $4.9 million and $4.9 million in fiscal 2021, 2020 and 2019, respectively.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed from AW acquisition. The Company also is responsible for the non-pension postretirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 3, 2021, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments’ section below. No other required contributions are expected in fiscal 2022, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Service cost	$0.2	$0.3	$0.2
Interest cost	1.5	1.9	2.5
Expected return on plan assets	(1.7)	(1.5)	(1.6)
Recognized net actuarial losses	3.1	2.8	1.8
Net periodic cost	$3.1	$3.5	$2.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s accumulated other comprehensive income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2022 is $3.1 million. Refer to “Note 18. Commitments and Contingencies” for further information on the provision for legal proceeding. The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	July 3, 2021	June 27, 2020
Change in benefit obligation
Benefit obligation at beginning of year	$138.9	$140.0
Service cost	0.2	0.3
Interest cost	1.5	1.9
Actuarial (gains) losses	(4.8)	4.6
Benefits paid	(6.1)	(5.1)
Foreign exchange impact	10.8	(2.8)
Benefit obligation at end of year	$140.5	$138.9
Change in plan assets
Fair value of plan assets at beginning of year	$29.0	$29.9
Actual return on plan assets	2.9	0.2
Employer contributions	6.9	4.8
Benefits paid	(6.0)	(5.0)
Foreign exchange impact	3.4	(0.9)
Fair value of plan assets at end of year	36.2	29.0
Funded status	(104.3)	(109.9)
Accumulated benefit obligation	$140.5	$138.6

	Pension Benefit Plans
	July 3, 2021	June 27, 2020
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$7.9	$7.6
Non-current liabilities	96.4	102.3
Net amount recognized at end of year	$104.3	$109.9
Amount recognized in accumulated other comprehensive (loss) income at end of year:
Actuarial losses, net of tax	$(24.0)	$(31.2)
Net amount recognized at end of year	$(24.0)	$(31.2)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain (loss)	$4.1	$(5.4)
Amortization of accumulated net actuarial losses	3.1	2.8
Total recognized in other comprehensive income (loss)	$7.2	$(2.6)
As of July 3, 2021 and June 27, 2020, the liability balances related to the post retirement benefit plan were $0.4 million. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2021, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.5 million or approximately $2.0 million, while in fiscal 2020, the Company contributed £0.5 million or approximately $0.6 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	July 3, 2021	June 27, 2020	June 29, 2019
Used to determine net period cost at end of year:
Discount rate	1.2%	1.1%	1.4%
Expected long-term return on plan assets	5.4%	5.6%	5.6%
Rate of pension increase	2.2%	2.3%	2.3%

Used to determine benefit obligation at end of year:
Discount rate	1.2%	1.0%	1.4%
Rate of pension increase	2.3%	2.2%	2.3%
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of July 3, 2021 (in millions, except percentage data):

				Fair value as of
				July 3, 2021
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$14.0	38.7%	$—	$14.0
Fixed income	40%	12.8	35.4%	—	12.8
Other	20%	7.9	21.8%	—	7.9
Cash		1.5	4.1%	1.5	—
Total assets		$36.2	100.0%	$1.5	$34.7
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 27, 2020 (in millions, except percentage data).

				Fair value as of
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

Pension Benefit Plans
2022	$9.2
2023	7.1
2024	6.7
2025	6.3
2026	6.3
2027-2030	28.1
Thereafter	40.6
Total	$104.3
Note 18. Commitments and Contingencies
Royalty payments
The Company is obligated to make future minimum royalty payments of $2.8 million measured as of July 3, 2021 for the use of certain licensed technologies. Future minimum payments are expected to be paid through the third quarter of fiscal 2026, as follows (in millions):

Royalty Payments
2022	$1.3
2023	0.4
2024	0.4
2025	0.4
2026	0.3
Total	$2.8
Purchase Obligations
Purchase obligations of $187.6 million as of July 3, 2021, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
In August 2012 and May 2019, the Company entered into two lease amendments to extend the term of the lease to August 31, 2032 with a ten-year renewal option. In the first quarter of fiscal 2020, the Company reassessed whether a sale would have occurred on the date of adoption of ASC 842 and at which time, concluded that the buildings did not qualify for sale and lease back accounting in accordance with ASC 842. As a result, they were continuously accounted for as financing transactions.
As of July 3, 2021, $0.1 million was included in Other current liabilities, and $16.1 million was included in Other non-current liabilities. As of June 27, 2020, $0.1 million was included in Other current liabilities, and $16.2 million was included in Other non-current liabilities.
As of July 3, 2021, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

2022	$2.9
2023	2.4
2024	2.4
2025	2.4
2026	2.5
Thereafter	16.2
Total minimum leaseback payments	$28.8
Guarantees
Authoritative guidance requires upon issuance of a guarantee the guarantor must recognize a liability for the fair value of the obligation that it assumes under the guarantee. In addition, disclosures about the guarantees that an entity has issued, including a tabular reconciliation of the changes of the entity’s product warranty liabilities, are required.
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of July 3, 2021 and June 27, 2020.
Pursuant to the Separation and Distribution Agreement and Tax Matter Agreement, dated as of July 31, 2015 between the Company and Lumentum Holdings Inc. (Lumentum), the Company is required to indemnify Lumentum and its subsidiaries for certain specified tax liabilities. During the second quarter of fiscal 2019, the Ontario Ministry of Finance denied the Company’s appeal of an assessment of the applicable tax liabilities at which time the Company recorded a charge of $2.4 million to its discontinued operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Outstanding Letters of Credit and Performance Bonds
As of July 3, 2021, the Company had standby letters of credit of $7.8 million, and and other claims of $2.8 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal years 2021 and 2020 (in millions):

	Year Ended
	July 3, 2021	June 27, 2020
Balance as of beginning of period	$9.4	$8.7
Provision for warranty	3.0	3.1
Utilization of reserve	(2.5)	(3.4)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.2)	1.0
Balance as of end of period	$9.7	$9.4
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined that the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The accrual is included as a component of other non-current liabilities, in the Company’s Consolidated Balance Sheets, respectively.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of July 3, 2021, the related accrued pension liability was £7.0 million or $9.6 million.
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
Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, the Company’s Chief Operating Decision Maker (CODM) uses operating segment financial information to evaluate segment performance and to allocate resources.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended July 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$650.5	$40.6	$691.1	$360.3	$—	$1,051.4
Service revenue	96.1	50.7	146.8	0.7	—	147.5
Net revenue	$746.6	$91.3	$837.9	$361.0	$—	$1,198.9

Gross profit	474.2	59.9	534.1	218.1	(37.8)	714.4
Gross margin	63.5%	65.6%	63.7%	60.4%		59.6%

Operating income			92.2	161.3	(111.3)	142.2
Operating margin			11.0%	44.7%		11.9%

	Year Ended June 27, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$669.1	$49.9	$719.0	$286.2	$—	$1,005.2
Service revenue	77.6	52.8	130.4	0.7	—	131.1
Net revenue	$746.7	$102.7	$849.4	$286.9	$—	$1,136.3

Gross profit	482.4	68.8	551.2	153.0	(38.9)	665.3
Gross margin	64.6%	67.0%	64.9%	53.3%		58.5%

Operating income			108.8	102.1	(92.8)	118.1
Operating margin			12.8%	35.6%		10.4%

	Year Ended June 29, 2019
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$666.2	$49.7	$715.9	$288.3	$—	$1,004.2
Service revenue	71.6	53.7	125.3	0.8	—	126.1
Net revenue	$737.8	$103.4	$841.2	$289.1	$—	$1,130.3

Gross profit	473.3	71.0	544.3	145.8	(38.7)	651.4
Gross margin	64.2%	68.7%	64.7%	50.4%		57.6%

Operating income			99.6	98.0	(130.2)	67.4
Operating margin			11.8%	33.9%		6.0%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
Corporate reconciling items impacting gross profit:
Total segment gross profit	$752.2	$704.2	$690.1
Stock-based compensation	(4.8)	(4.3)	(3.8)
Amortization of intangibles	(33.2)	(32.7)	(34.4)
Other charges unrelated to core operating performance	0.2	(1.9)	(0.5)
GAAP gross profit	$714.4	$665.3	$651.4

Corporate reconciling items impacting operating income:
Total segment operating income	$253.5	$210.9	$197.6
Stock-based compensation	(48.3)	(44.6)	(38.2)
Amortization of intangibles	(66.5)	(67.8)	(72.5)
Change in fair value of contingent liability (3)	5.3	31.5	5.9
Other charges unrelated to core operating performance (1)(2)	(3.4)	(8.4)	(10.0)
Restructuring and related charges	1.6	(3.5)	(15.4)
GAAP operating income from continuing operations	$142.2	$118.1	$67.4

(1)During the years ended June 27, 2020, other charges unrelated to core operating performance primarily consisted of $1.4 million in acquisition related costs.
(2)During the years ended June 29, 2019, other charges unrelated to core operating performance primarily consisted of a $5.0 million in acquisition related costs.
(3)Refer to “Note 8. Fair Value Measurements” for further detail.

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

	Years Ended
	July 3, 2021			June 27, 2020			June 29, 2019
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$275.8	$54.2	$330.0	$288.3	$53.3	$341.6	$287.1	$55.0	$342.1
Other Americas	72.7	12.9	85.6	57.8	15.4	73.2	69.4	14.8	84.2
Total Americas	$348.5	$67.1	$415.6	$346.1	$68.7	$414.8	$356.5	$69.8	$426.3

Asia-Pacific:
Greater China	$265.8	$11.2	$277.0	$238.2	$7.5	$245.7	$209.4	$7.2	$216.6
Other Asia	118.5	15.0	133.5	108.0	14.5	122.5	142.3	13.3	155.6
Total Asia-Pacific	$384.3	$26.2	$410.5	$346.2	$22.0	$368.2	$351.7	$20.5	$372.2

EMEA:
Switzerland	$76.2	$0.4	$76.6	$64.5	$0.1	$64.6	$97.0	$—	$97.0
Other EMEA	242.4	53.8	296.2	248.4	40.3	288.7	199.0	35.8	234.8
Total EMEA	$318.6	$54.2	$372.8	$312.9	$40.4	$353.3	$296.0	$35.8	$331.8

Total net revenue	$1,051.4	$147.5	$1,198.9	$1,005.2	$131.1	$1,136.3	$1,004.2	$126.1	$1,130.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SICPA Holding SA Company (SICPA), served by the Company’s OSP segment, generated more than 10% of VIAVI net revenue from continuing operations during fiscal 2021, 2020 and 2019 as summarized below (in millions):

	Years Ended
	July 3, 2021	June 27, 2020	June 29, 2019
SICPA - OSP customer	$193.9	$139.9	$161.1
Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 3, 2021	June 27, 2020
United States	$109.4	$85.0
Other Americas	2.0	1.6
China	45.4	43.8
Other Asia-Pacific	5.4	5.8
United Kingdom	27.3	30.1
Other EMEA	6.5	6.2
Total property, plant and equipment, net	$196.0	$172.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2021 and 2020 (in millions, except per share data):

	July 3, 2021	April 3, 2021	January 2, 2021	October 3, 2020	June 27, 2020	March 28, 2020	December 28, 2019	September 28, 2019

Net revenue	$310.9	$303.4	$299.9	$284.7	$266.6	$256.2	$313.7	$299.8
Gross profit	182.9	182.0	180.1	169.4	154.6	146.8	189.5	174.4
Net (loss) income	$(1.9)	$11.8	$21.9	$14.3	$26.7	$(32.8)	$28.0	$6.8

Net (loss) income per share - basic:
Net/ (loss) income (1)	$(0.01)	$0.05	$0.10	$0.06	$0.12	$(0.14)	$0.12	$0.03

Net (loss) income per share - diluted:
Net (loss) income (1)	$(0.01)	$0.05	$0.09	$0.06	$0.12	$(0.14)	$0.12	$0.03

Shares used in per-share calculation:
Basic	228.4	228.7	228.8	228.8	228.1	230.0	230.0	229.4
Diluted	228.4	240.2	231.1	231.8	230.3	230.0	238.3	236.4
(1)Net (loss) income per share is computed independently for each of the fiscal quarters presented. Therefore, the sum of the quarterly basic and diluted Net (loss) income per share amounts may not equal the annual basic and diluted Net (loss) income per share amount for the full fiscal years.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 3, 2021.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of July 3, 2021.
The effectiveness of the Company’s internal control over financial reporting as of July 3, 2021 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 3, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
In September 2019, the Board of Directors authorized a stock repurchase program of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. As of July 3, 2021, the Company had approximately $112.9 million remaining under the program. On August 18, 2021, the Board of Directors approved to extend the program until September 30, 2022.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal One—Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2021 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 3, 2021. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
Information regarding the Company’s executive officers and Audit Committee of the Company’s Board of Directors required by this Item is incorporated by reference to the section entitled “Corporate Governance” in the Proxy Statement.

With regard to the information required by this item regarding the compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement, and such disclosure, if any, is incorporated herein by reference.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the sections entitled “Executive Compensation,” “Corporate Governance - Director Compensation,” “Corporate Governance - Compensation Program Risk Assessment,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the sections entitled “Corporate Governance - Certain Relationships and Related Person Transactions,” and “Corporate Governance - Director Independence” in the Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the section entitled “Audit and Non-Audit Fees” in the Proxy Statement.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)The following items are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
(2)Financial Statement Schedules: All financial statement schedules have been omitted because the required information is not present in amounts sufficient to require submission of the schedule, not applicable, or because the required information is included in the Consolidated Financial Statements or Notes thereto.
(3)Exhibits:
See Item 15(b)

(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017
4.2	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.3	Indenture, dated as of May 29, 2018 between Viavi Solutions Inc. and US Bank National Association as Trustee	8-K	4.1	5/29/2018
4.4	Form of 1.75% Senior Convertible Notes due 2023	8-K	4.2 (Incl. in 4.1)	5/29/2018
4.5	Description of Securities	10-K	4.6	8/24/2020
10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Employment Agreement between Henk Derksen and Viavi Solutions Inc., effective as of March 15, 2021	8-K	10.1	5/7/2021
10.3+	Consulting Agreement by and between Viavi Solutions Inc. and Amar Maletira, dated as of October 28, 2020	8-K	10.1	2/9/2021

10.4+	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/27/2019
10.5+	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.6+	Restated 2003 Equity Incentive Plan	10-Q	10.1	2/6/2020
10.7+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement (for the U.S.)	10-Q	10.1	2/6/2019
10.8	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.9+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.10+	Form of Option Grant Notice and Option Agreement, by and between the Registrant and Oleg Khaykin	S-8	99.1	2/11/2016
10.11+	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.2	6/22/2020
10.12+	Viavi Solutions Inc. Executive Severance and Retention Plan	8-K	10.1	10/19/2015
10.13	Credit Agreement, dated May 5, 2020 by Viavi Solutions Inc., the lenders party thereto and Wells Fargo N.A. as administrative agent	8-K	10.1	5/6/2020
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021, formatted in Inline XBRL.				X
+Indicates management contract or compensation plan, contract or arrangement

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2021	VIAVI SOLUTIONS INC.

	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Oleg Khaykin and Henk Derksen, and each of them individually, as his or her attorney-in-fact, each with full power of substitution, for him or her in any and all capacities to sign any and all amendments to this Annual Report on Form 10-K, and to file the same with, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 23, 2021
Oleg Khaykin	(Principal Executive Officer)

/s/ HENK DERKSEN	Executive Vice President and Chief Financial Officer	August 23, 2021
Henk Derksen	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 23, 2021
Richard Belluzzo

/s/ KEITH BARNES	Director	August 23, 2021
Keith Barnes

/s/ TOR BRAHAM	Director	August 23, 2021
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 23, 2021
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 23, 2021
Donald Colvin

/s/ MASOOD JABBAR	Director	August 23, 2021
Masood Jabbar

/s/ LAURA BLACK	Director	August 23, 2021
Laura Black

/s/ GLENDA DORCHAK	Director	August 23, 2021
Glenda Dorchak