Form 10-Q
period 2021-10-02
VIAVI SOLUTIONS INC.
filed 2021-11-08
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 02, 2021
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

As of October 30, 2021, the Registrant had 237,686,271 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 2, 2021	October 3, 2020
Revenues:
Product revenue	$289.1	$247.9
Service revenue	37.7	36.8
Total net revenue	326.8	284.7
Cost of revenues:
Product cost of revenue	106.7	93.6
Service cost of revenue	17.2	13.5
Amortization of acquired technologies	7.9	8.2
Total cost of revenues	131.8	115.3
Gross profit	195.0	169.4
Operating expenses:
Research and development	53.6	48.8
Selling, general and administrative	91.8	81.4
Amortization of other intangibles	2.7	8.5
Restructuring and related benefits	—	(0.6)
Total operating expenses	148.1	138.1
Income from operations	46.9	31.3
Loss on convertible note settlement (Note 11)	(85.9)	—
Interest income and other income, net	1.4	0.6
Interest expense	(3.6)	(3.6)
(Loss) income before taxes	(41.2)	28.3
Provision for income taxes	13.6	8.6
Net (loss) income	$(54.8)	$19.7

Net (loss) income per share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.08

Shares used in per-share calculations:
Basic	231.1	228.8
Diluted	231.1	231.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 2, 2021	October 3, 2020
Net (loss) income	$(54.8)	$19.7
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(9.6)	27.6
Unrealized holding gain arising during period	0.1	—
Amortization of actuarial income	0.8	0.8
Net change in accumulated other comprehensive income (loss)	(8.7)	28.4
Comprehensive (loss) income	$(63.5)	$48.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 2, 2021	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$915.6	$697.8
Short-term investments	1.6	1.6
Restricted cash	4.5	4.3
Accounts receivable, net	243.1	256.5
Inventories, net	102.8	94.9
Prepayments and other current assets	65.0	57.0
Total current assets	1,332.6	1,112.1
Property, plant and equipment, net	203.1	196.0
Goodwill, net	393.9	396.5
Intangibles, net	78.2	88.0
Deferred income taxes	104.7	109.3
Other non-current assets	57.0	59.5
Total assets	$2,169.5	$1,961.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.9	$63.2
Accrued payroll and related expenses	68.3	76.0
Deferred revenue	66.6	69.7
Accrued expenses	33.3	24.8
Short-term debt (Note11)	—	456.6
Other current liabilities	57.4	57.1
Total current liabilities	292.5	747.4
Long-term debt	800.7	224.1
Other non-current liabilities	217.7	226.0
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 240 million shares at October 2, 2021 and 228 million shares at July 3, 2021, issued and outstanding	0.2	0.2
Additional paid-in capital	70,349.9	70,183.2
Accumulated deficit	(69,385.6)	(69,322.3)
Accumulated other comprehensive loss	(105.9)	(97.2)
Total stockholders’ equity	858.6	763.9
Total liabilities and stockholders’ equity	$2,169.5	$1,961.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 2, 2021	October 3, 2020
OPERATING ACTIVITIES:
Net (loss) income	$(54.8)	$19.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	8.9	8.8
Amortization of acquired technologies and other intangibles	10.6	16.7
Stock-based compensation	13.6	12.5
Loss on convertible note settlement	85.9	—
Amortization of debt issuance costs	0.5	0.5
Other	1.3	0.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	10.9	19.7
Inventories	(10.3)	(3.4)
Other current and non-currents assets	(7.4)	(3.2)
Accounts payable	3.4	(8.5)
Income taxes payable	—	2.5
Deferred revenue, current and non-current	(3.8)	4.0
Deferred taxes, net	0.2	(1.0)
Accrued payroll and related expenses	(9.6)	(1.4)
Accrued expenses and other current and non-current liabilities	4.0	(3.6)
Net cash provided by operating activities	$53.4	$63.9

INVESTING ACTIVITIES:
Capital expenditures	$(15.7)	$(8.0)
Proceeds from the sale of assets	2.1	0.5
Acquisitions, net of cash hold back	(1.2)	—
Net cash used in investing activities	$(14.8)	$(7.5)

FINANCING ACTIVITIES:
Proceeds from issuance of 3.75% senior notes	$400.0	$—
Payment of debt issuance costs	(4.9)	(0.1)
Repurchase and retirement of common stock	(8.8)	(6.7)
Withholding tax payment on vesting of restricted stock awards	(7.2)	(9.3)
Cash paid to note holders in convertible note settlement	(196.5)	—
Cash paid to third parties in convertible note settlement	(3.5)	—
Payment of financing obligations	—	(0.4)
Proceeds from employee stock purchase plan	3.7	3.5
Proceeds from revolving credit facility	150.0	—
Repayment of revolving credit facility	(150.0)	—
Payment of debt	—	(2.8)
Net cash provided by (used in) financing activities	$182.8	$(15.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	$(3.1)	$11.2
Net increase in cash, cash equivalents and restricted cash	218.3	51.8
Cash, cash equivalents and restricted cash at the beginning of the period (1)	708.4	547.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$926.7	$599.2
(1)    These amounts include both current and non-current balances of restricted cash totaling $10.6 million and $8.4 million as of July 3, 2021 and June 27, 2020, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $11.1 million and $8.4 million as of October 2, 2021 and October 3, 2020, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(54.8)	—	(54.8)
Other comprehensive loss	—	—	—	—	(8.7)	(8.7)
Shares issued under employee stock plans, net of tax	1.3	—	(5.8)	—	—	(5.8)
Stock-based compensation	—	—	13.4	—	—	13.4
Repurchase of common stock	(0.5)	—	—	(8.5)	—	(8.5)
Convertible note settlement (Note 11)	10.6	—	159.1		—	159.1
Balance at October 2, 2021	239.7	$0.2	$70,349.9	$(69,385.6)	$(105.9)	$858.6

Three Months Ended October 3, 2020
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,146.1	$(69,347.2)	$(165.9)	$633.2
Net income	—	—	—	19.7	—	19.7
Other comprehensive income	—	—	—	—	28.4	28.4
Shares issued under employee stock plans, net of tax	1.6	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	12.5	—	—	12.5
Repurchase of common stock	(0.6)	—	—	(6.7)	—	(6.7)
Balance at October 3, 2020	229.3	$0.2	$70,152.5	$(69,334.2)	$(137.5)	$681.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three months ended October 2, 2021 and October 3, 2020 is unaudited, and includes all normal and recurring adjustments Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 3, 2021.
Other than the adoption of Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (refer to “Note 2. Recently Issued Accounting Pronouncements” for more detail), there have been no material changes to the Company’s accounting policies during the three months ended October 2, 2021 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 3, 2021 on Form 10-K, filed with the SEC on August 23, 2021.
The Consolidated Balance Sheet as of July 3, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 2, 2021 and October 3, 2020 may not be indicative of results for the fiscal year ending July 2, 2022 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2022 is a 52-week year ending on July 2, 2022. The Company’s fiscal 2021 was a 53-week year ending on July 3, 2021. The Company’s first quarter of fiscal year 2021 was a 14 week quarter compared to the standard 13 week quarters.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A novel strain of coronavirus (COVID-19) first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (WHO) in March 2020 continues to have a global impact. The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. In late 2020, new and potentially more contagious variants of the virus emerged, along with a surge in cases in several regions across the globe, resulting in renewed shutdown and shelter in place orders. While rollout of several vaccines commenced in December 2020, the pace of the rollout has been slow and the demand for vaccine far outpaces available supply. As economies recover, there are continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. Governmental vaccine mandates could lead to attrition and operational challenges. While, the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In August 2018, the FASB issued ASU 2018-14 Defined Benefit Plans (Topic 715-20) - Changes to the Disclosure Requirements for Defined Benefit Plans, to amend the disclosure requirements related to defined benefit pension and other post-retirement plans. The adoption of this guidance did not have an impact on the Company’s Consolidated Financial Statements.
In December 2019, the FASB issued guidance which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments with characteristics of liability and equity. This new guidance removes separation models for certain convertible debt instruments which will now be accounted for as a single liability measured at amortized cost. In addition, the interest expense recognized for these instruments will typically be closer to the coupon interest rate due to the removal of the separation model’s non-cash discount amortization. ASU 2020-06 is effective for the Company in the first quarter of fiscal 2023, with early adoption permitted for the first quarter of fiscal 2022. Adoption of the new guidance can either be on a modified retrospective or full retrospective method.
The Company adopted ASU 2020-06 effective the first quarter of fiscal 2022, on the full retrospective basis. The elimination of the separation model for the convertible debt instruments reclassified the equity components of the Company’s convertible notes previously in Additional paid-in capital to Long-term debt. Consequently, the temporary equity balance for the Senior Convertible Notes as of July 3, 2021 was eliminated. In addition, interest expense was reduced and net income was increased by $20.3 million and $21.4 million for fiscal years ending June 27, 2020 and July 3, 2021, respectively. The adoption had no impact on total cash provided by (used in) operating, investing or financing activities in the Consolidated Statements of Cash Flows.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Balance Sheet as of June 27, 2020 and July 3, 2021 (in millions):

	June 27, 2020
	As Reported	Adjustment	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Long-term debt	$600.9	$78.2	$679.1
Additional paid-in capital	70,274.3	(128.2)	70,146.1
Accumulated deficit	$(69,397.2)	$50.0	$(69,347.2)

	July 3, 2021
	As Reported	Adjustment	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$414.2	$42.4	$456.6
Long-term debt	209.8	14.3	224.1
Mezzanine equity - convertible notes	45.8	(45.8)	—
Additional paid-in capital	70,265.5	(82.3)	70,183.2
Accumulated deficit	$(69,393.7)	$71.4	$(69,322.3)
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Statement of Operations for the three months ended October 3, 2020 (in millions, except per-share data):

	Three Months Ended October 3, 2020
	As Reported	Adjustment	As Adjusted
Interest Expense	$(9.0)	$5.4	$(3.6)
Net income	$14.3	$5.4	$19.7

Net income per share:
Basic	$0.06	$0.03	$0.09
Diluted	$0.06	$0.02	$0.08

Shares used in per-share calculation:
Basic	228.8	0.00	228.8
Diluted	231.8	0.00	231.8
Recent Accounting Pronouncements Not Yet Adopted
In October 2021, the FASB issued guidance which improves accounting for acquired revenue contracts with customers in a business combination. The guidance is effective for the Company in first quarter of fiscal year 2024 and early adoption is permitted. The Company is evaluating the effects that the adoption of this guidance will have on its financial statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	October 2, 2021	October 3, 2020
Numerator:
Net (loss) income	$(54.8)	$19.7
Denominator:
Weighted-average shares outstanding:
Basic	231.1	228.8
Effect of dilutive securities from stock-based compensation plans	—	3.0
Diluted	231.1	231.8

Net (loss) income per share:
Basic	$(0.24)	$0.09
Diluted	$(0.24)	$0.08

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
	(1)	(2)
Restricted stock units	6.1	1.0
Stock options and ESPP	1.5	—
Shares issuable from Senior Convertible Notes	8.3	—
Total potentially dilutive securities	15.9	1.0
(1)    As the Company incurred a loss from continuing operations in the period, potential securities from employee stock options, Employee Stock Purchase Plan (ESPP), restricted stock units (RSUs), performance stock units (PSUs) and Senior Convertible Notes have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.
(2)    The Company’s 1.00% Senior Convertible Notes due 2024 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. The Company’s average stock price for the period presented did not exceed the conversion price of $13.22. In addition, the Company’s 1.75% Senior Convertible Notes due 2023 are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the money” conversion benefit feature at the conversion price above $13.94 per share is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. The Company’s average stock price for the period presented did not exceed the conversion price of $13.94. Refer to “Note 11. Debt” for more details.
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended October 2, 2021, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 3, 2021	$(5.1)	$(68.1)	$(24.0)	$(97.2)
Other comprehensive loss before reclassification	0.1	(9.6)	—	(9.5)
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.8	0.8
Net current-period other comprehensive loss	0.1	(9.6)	0.8	(8.7)
Ending balance as of October 2, 2021	$(5.0)	$(77.7)	$(23.2)	$(105.9)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations for the three months ended October 2, 2021. There was no tax impact for the three months ended October 2, 2021. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
During the three months ended October 2, 2021, the Company acquired all of the equity of one business for approximately $1.6 million cash consideration, of which $1.2 million was paid with cash on hand and $0.4M remains in current liabilities. The acquisition was accounted for as an asset purchase under the authoritative guidance. The developed technology will be amortized over its estimated useful life of 5 years.
Prior Year Acquisitions
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with Company’s acquisitions for the three months ended October 2, 2021 and October 3, 2020 (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Beginning period balance	$4.0	$9.9
Fair value adjustment of earn-out liabilities	0.3	—
Ending period balance	$4.3	$9.9
No payments were made in connection with the Company’s earn-out liabilities during the three months ended October 2, 2021 and October 3, 2020.
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (Unbilled Receivables and Contract Assets). As of October 2, 2021, and July 3, 2021, the Company had total unbilled receivables of $6.5 million and $6.2 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

October 2, 2021
Three months ended
Deferred revenue:
Balance at beginning of period	$89.5
Revenue deferrals for new contracts (1)	27.0
Revenue recognized during the period (2)	(31.4)
Balance at end of period (3)	$85.1

Short-term deferred revenue	$66.6
Long-term deferred revenue	$18.5
(1)    Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2)    Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the current period deferrals.
(3)    The long-term portion of deferred revenue is included as a component of other non-current liabilities, on the Consolidated Balance Sheets.

Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of October 2, 2021, was $250.3 million. The Company expects to recognize approximately 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 3, 2021	Charged to Costs and Expenses	Deductions (1)	October 2, 2021
Allowance for credit losses	$2.0	$0.2	$(0.2)	$2.0
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	October 2, 2021	July 3, 2021
Finished goods	$40.9	$41.0
Work in process	15.3	16.6
Raw materials	46.6	37.3
Inventories, net	$102.8	$94.9
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	October 2, 2021	July 3, 2021
Prepayments	$13.1	$13.4
Asset held for sale	6.5	6.5
Advances to contract manufacturers	13.0	10.1
Refundable income taxes	7.4	5.9
Transaction tax receivables	17.9	13.2
Other current assets	7.1	7.9
Prepayments and other current assets	$65.0	$57.0
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	October 2, 2021	July 3, 2021
Customer prepayments	$0.8	$0.4
Restructuring accrual	0.2	0.5
Income tax payable	22.5	22.6
Warranty accrual, current	4.5	4.3
Transaction tax payable	4.8	4.9
Operating lease liabilities (Note 12)	10.4	11.6
Other	14.2	12.8
Other current liabilities	$57.4	$57.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	October 2, 2021	July 3, 2021
Pension and post-employment benefits	$94.5	$97.0
Financing obligation	16.5	16.1
Deferred tax liability	21.8	24.3
Long-term deferred revenue	18.5	19.8
Warranty accrual, non-current	5.8	5.4
Operating lease liabilities (Note 12)	28.4	30.8
Uncertain tax position	18.4	18.3
Other	13.8	14.3
Other non-current liabilities	$217.7	$226.0
Note 7. Investments and Forward Contracts
Short-Term Investments
As of October 2, 2021 the Company’s short-term investments of $1.6 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $0.3 million was invested in money market instruments and $1.0 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net.
As of July 3, 2021, the Company’s short-term investments of $1.6 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $0.3 million was invested in money market instruments and $1.0 million was invested in equity securities. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net.
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
As of October 2, 2021, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $1.1 million and $2.9 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 3, 2021, the fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of October 2, 2021 and July 3, 2021, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $158.5 million and $114.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $20.8 million and $27.8 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $1.8 million for the three months ended October 2, 2021 and a gain of $6.5 million for the three months ended October 3, 2020.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of October 2, 2021 and July 3, 2021, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of October 2, 2021 and July 3, 2021, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	October 2, 2021				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:				40
Asset-backed securities	$0.5	$—	$0.5	$—	$0.4	$—	$0.4	$—
Total debt available-for-sale securities	0.5	—	0.5	—	0.4	—	0.4	—
Money market funds	635.2	635.2	—	—	408.9	408.9	—	—
Trading securities	1.6	1.6	—	—	1.6	1.6	—	—
Foreign currency forward contracts (1)	1.1	—	1.1	—	2.6	—	2.6	—
Total assets (2)	$638.4	$636.8	$1.6	$—	$413.5	$410.5	$3.0	$—

Liability:
Foreign currency forward contracts (3)	$2.9	$—	$2.9	$—	$1.4	$—	$1.4	$—
Contingent consideration (4)	4.3	—	—	4.3	4.0	—	—	4.0
Total liabilities	$7.2	$—	$2.9	$4.3	$5.4	$—	$1.4	$4.0
(1)$1.1 million and $2.6 million in prepayments and other current assets on the Company’s Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021, respectively.
(2)Includes as of October 2, 2021, $626.7 million in cash and cash equivalents, $1.6 million in short-term investments, $3.0 million in restricted cash, $1.1 million in prepayments and other current assets and $6.0 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes as of July 3, 2021, $401.0 million in cash and cash equivalents, $1.6 million in short-term investments, $2.7 million in restricted cash, $2.6 million in prepayments and other current assets, and $5.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)$2.9 million and $1.4 million in other current liabilities on the Company’s Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021, respectively.
(4)Includes $4.3 million and $4.0 million in other current liabilities as of October 2, 2021 and July 3, 2021, respectively.

Other Fair Value Measures
Fair Value of Long-term Debt: If measured at fair value in the Consolidated Balance Sheets, the Company’s 1.75% Senior Convertible Notes (2023 Notes) and 1.00% Senior Convertible Notes (2024 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. As of October 2, 2021 and July 3, 2021, the fair value of the 2023 Notes was approximately $165.3 million and $300.7 million, respectively and the fair value of the 2024 Notes was approximately $368.4 million and $646.9 million, respectively. See “Note 11. Debt”, for further discussion of the Company’s long-term debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 3, 2021	$349.7	$4.6	$42.2	$396.5
Currency translation adjustments	(2.5)	(0.1)	—	(2.6)
Balance as of October 2, 2021	$347.2	$4.5	$42.2	$393.9
The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2021, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three months ended October 2, 2021.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of October 2, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$423.4	$(363.5)	$59.9
Customer relationships	194.5	(181.0)	13.5
Other (1)	37.5	(32.7)	4.8
Total intangibles	$655.4	$(577.2)	$78.2

As of July 3, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$423.8	$(356.9)	$66.9
Customer relationships	195.4	(180.8)	14.6
Other (1)	37.9	(31.4)	6.5
Total intangibles	$657.1	$(569.1)	$88.0
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Cost of revenues	$7.9	$8.2
Operating expenses	2.7	8.5
Total amortization of intangible assets	$10.6	$16.7
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of October 2, 2021, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$29.0
2023	25.6
2024	10.5
2025	7.0
2026	3.4
Thereafter	2.7
Total amortization	$78.2
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
In the first quarter of fiscal 2022 the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, on a full retrospective basis. The impact of the newly adopted guidance eliminates the equity component of the Company’s Senior Convertible Notes. Refer to “Note 2. Recently Issued Accounting Pronouncements” for more details.
As of October 2, 2021 and July 3, 2021, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	October 2, 2021	July 3, 2021
Principal amount of 1.00% Senior Convertible Notes due 2024, short-term	$—	$460.0
Unamortized Senior Convertible Notes debt issuance cost, short-term	—	(3.4)
Short-term debt	$—	$456.6

Principal amount of 3.75% Senior Notes, long-term	$400.0	$—
Unamortized 3.75% Senior Notes debt issuance cost, long-term	(7.0)	—
Principal amount of 1.75% Senior Convertible Notes, long-term	131.2	225.0
Principal amount of 1.00% Senior Convertible Notes, long-term	278.8	—
Unamortized Senior Convertible Notes debt issuance cost, long-term	(2.3)	(0.9)
Long-term debt	$800.7	$224.1
The Company was in compliance with all debt covenants as of October 2, 2021 and July 3, 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased.
Revolving Credit Facility
On May 5, 2020, the Company entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a $300 million senior secured revolving credit facility, which matures on March 1, 2023. The Credit Agreement also provides that, under certain circumstances, the Company may incur term loans or increase the aggregate principal amount of revolving commitments by an aggregate amount of up to $200 million plus additional amounts so long as the Company’s secured net leverage ratio, determined on a pro forma basis does not exceed 1.50:1.00. The proceeds from the credit facility established under the Credit Agreement have been used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the Company’s assets.
Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at the Company’s election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on the Company’s consolidated secured leverage ratio. The Company is required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on the Company’s consolidated secured leverage ratio. The Company borrowed $150 million and repaid $150 million under the Credit Agreement during the three months ended October 2, 2021. As of October 2, 2021 and July 3, 2021, the Company had no amounts outstanding under the Credit Agreement.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the Exchange Transaction) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). As of October 2, 2021, the expected remaining term of the 2023 Notes is 1.7 years.
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
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. As of October 2, 2021, the expected remaining term of the 2024 Notes is 2.4 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the fourth quarter of fiscal 2021, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2024 Notes on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2024 Notes to be convertible by the holders for the period of July 1, 2021 to September 30, 2021. As a result, $456.6 million carrying value of the notes was reclassified to short-term debt as of July 3, 2021.

In the first quarter of fiscal 2022 the closing price of the Company’s stock did not exceed 130% of the applicable conversion price of the 2024 Notes for at least 20 of the last 30 consecutive trading days of the calendar quarter. As such, the conversion window was closed as of October 1, 2021. The carrying value of the 2024 Notes was reclassified to long-term debt as of October 2, 2021. The Company received four requests for conversion when the conversion was opened during the first quarter of fiscal 2022. The amount requested for conversion is trivial and is not presented as short-term debt in our Consolidated Balance Sheet as of October 2, 2021.
Senior Convertible Notes Settlement
On September 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company settled $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes in exchange for an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash. The Company recorded a loss of $85.9 million in connection with the settlement transaction, which included a loss on induced conversion of $9.5 million, a loss on debt extinguishment of $72.7 million and third-party fees of $3.7 million. The $85.9 million loss is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
After the transaction, the outstanding aggregate principal amount of the 2023 Notes and 2024 Notes was $131.2 million and $278.8 million, respectively, in each case, with terms unchanged.
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Interest expense-contractual interest	$2.3	$2.1
Amortization of debt issuance cost	0.5	0.5
As discussed in “Note 2. Recent Accounting Pronouncements”, upon adoption of ASU 2020-06 the non-cash discount amortization for the 2023 and 2024 Notes is eliminated. As a result, the interest expense recognized for these instruments will typically be closer to the coupon interest rate.
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
For the three months ended October 2, 2021 and October 3, 2020, the total operating lease costs were $3.5 million and $3.4 million, respectively. Total variable lease costs were immaterial during the three months ended October 2, 2021 and October 3, 2020. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of October 2, 2021, the weighted-average remaining lease term was 7.7 years, and the weighted-average discount rate was 4.7%.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the three months ended October 2, 2021 and October 3, 2020, cash paid for amounts included in the measurement of operating lease liabilities were $5.2 million and $4.4 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $0.1 million and $1.6 million, respectively.
The balance sheet information related to the Company’s operating leases is as follows (in millions):

October 2, 2021
Other non-current assets	$41.9
Total operating ROU assets	$41.9

Other current liabilities	$10.4
Other non-current liabilities	28.4
Total operating lease liabilities	$38.8
Future minimum operating lease payments as of October 2, 2021 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2022	$7.8
2023	9.4
2024	6.9
2025	4.9
2026	3.7
Thereafter	13.5
Total lease payments	46.2
Less: Interest	(7.4)
Present value of lease liabilities	$38.8
Future minimum operating lease payments as of July 3, 2021, were as follows (in millions):

Fiscal Years	Operating Leases
2022	$11.7
2023	9.4
2024	6.8
2025	4.9
2026	3.8
Thereafter	13.7
Total lease payments	50.3
Less: Interest	(7.9)
Present value of lease liabilities	$42.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring and Related Charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During the three months ended October 2, 2021, the Company recorded no restructuring related charges or benefits. During the three months ended October 3, 2020, the Company recorded restructuring related benefits of $0.6 million. A summary of the activity in the remaining restructuring plan is outlined below (in millions):

Fiscal 2019 NSE,
Including AW Plan
Beginning of period balance, July 3, 2021 (1)	$0.5
Cash settlements	(0.3)
End of period balance, October 2, 2021 (1)	$0.2
(1)    Included in other current liabilities on the Consolidated Balance Sheets as of October 2, 2021 and July 3, 2021, respectively.
Note 14. Income Taxes
The Company recorded an income tax expense of $13.6 million and $8.6 million for the three months ended October 2, 2021 and October 3, 2020, respectively.
The income tax provision for the three months ended October 2, 2021 and October 3, 2020 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of October 2, 2021, and July 3, 2021, the Company’s unrecognized tax benefits totaled $59.2 million and $59.1 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $4.1 million accrued for the payment of interest and penalties as of October 2, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase program (“2019 Repurchase Plan”) of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. On August 18, 2021, the Board of Directors approved to extend the 2019 Repurchase Plan until September 30, 2022.Under the 2019 Repurchase Plan, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.
During the three months ended October 2, 2021, the Company repurchased 0.5 million shares of its common stock for $8.5 million. As of October 2, 2021, the Company had remaining authorization of $104.5 million for future share repurchases under the 2019 Repurchase Plan. The number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2021 the Board of Directors authorized a new stock repurchase plan (“2021 Repurchase Plan”) of up to $190 million. The 2021 Repurchase plan is separate from the 2019 Repurchase Plan and is anticipated to result in the repurchase of the Company’s common stock issued in connection with the exchange transaction with certain holders of its Senior Convertible Notes (Refer to “Note 11. Debt” for more details). The Company did not repurchase any shares of its common stock under the 2021 Repurchase Plan during the three months ended October 2, 2021.
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
During the three months ended October 2, 2021 and October 3, 2020, the Company granted $2.0 million and $2.5 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended October 2, 2021 and October 3, 2020 were estimated to be $33.1 million and $33.5 million, respectively. Time-based restricted stock awards granted to eligible employees generally vest in annual or quarterly installments over a period of four years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the three months ended October 2, 2021 and October 3, 2020, the Company granted $0.4 million and $0.6 million, performance-based awards, respectively. In addition, during the three months ended October 3, 2020, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the three months ended October 2, 2021. The aggregate grant-date fair value of performance-based awards granted during the three months ended October 2, 2021 and October 3, 2020 were estimated to be $7.9 million and $8.9 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date. Performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of October 2, 2021, $90.9 million of unrecognized stock-based compensation costs, remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 2, 2021 and October 3, 2020, as follows (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Cost of revenues	$1.6	$1.2
Research and development	2.2	2.2
Selling, general and administrative	9.8	9.1
Total stock-based compensation expense	$13.6	$12.5
Approximately $1.3 million and $1.2 million of stock-based compensation was capitalized to inventory as of October 2, 2021 and October 3, 2020, respectively.
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
As of October 2, 2021, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 2, 2021, the Company contributed $0.3 million to the U.K. plan and $1.0 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Service cost	$0.1	$0.1
Interest cost	0.4	0.3
Expected return on plan assets	(0.5)	(0.4)
Amortization of net actuarial losses	0.8	0.8
Net periodic benefit cost	$0.8	$0.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $8.8 million related to its defined benefit pension plans during fiscal 2022 to make current benefit payments and fund future obligations. As of October 2, 2021, approximately $1.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 3, 2021.

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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of October 2, 2021, the related accrued pension liability was £7.0 million or $9.5 million.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of October 2, 2021, the Company had standby letters of credit of $8.5 million, performance bonds and other claims of $2.6 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended October 2, 2021 and October 3, 2020, (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020
Balance as of beginning of period	$9.7	$9.4
Provision for warranty	1.4	0.4
Utilization of reserve	(0.5)	(0.2)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.3)	—
Balance as of end of period	$10.3	$9.6
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
(iii) Optical Security and Performance Products (OSP):
OSP provides innovative, precision, high performance optical products for anti-counterfeiting, consumer and industrial, government, automotive, industrial and other electronic markets.
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
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related benefits, impairment of goodwill, changes in fair value of contingent consideration liabilities, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
The following tables present information on the Company’s reportable segments for the three months ended October 2, 2021 and October 3, 2020 (in millions):

	Three Months Ended October 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$179.6	$10.9	$190.5	$98.6	$—	$289.1
Service revenue	25.3	12.1	37.4	0.3	—	37.7
Net revenue	$204.9	$23.0	$227.9	$98.9	$—	$326.8

Gross profit	$132.7	$14.7	$147.4	$57.1	$(9.5)	$195.0
Gross margin	64.8%	63.9%	64.7%	57.7%		59.7%

Operating income			$30.7	$43.6	$(27.4)	$46.9
Operating margin			13.5%	44.1%		14.4%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended October 3, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$139.2	$7.7	$146.9	$101.0	$—	$247.9
Service revenue	22.9	13.7	36.6	0.2	—	36.8
Net revenue	$162.1	$21.4	$183.5	$101.2	$—	$284.7

Gross profit	$103.5	$14.3	$117.8	$61.0	$(9.4)	$169.4
Gross margin	63.8%	66.8%	64.2%	60.3%		59.5%

Operating income			$13.3	$47.3	$(29.3)	$31.3
Operating margin			7.2%	46.7%		11.0%

	Three Months Ended
	October 2, 2021	October 3, 2020
Corporate reconciling items impacting gross profit:
Total segment gross profit	$204.5	$178.8
Stock-based compensation	(1.6)	(1.2)
Amortization of intangibles	(7.9)	(8.2)
GAAP gross profit	$195.0	$169.4

Corporate reconciling items impacting operating income:
Total segment operating income	$74.3	$60.6
Stock-based compensation	(13.6)	(12.5)
Amortization of intangibles	(10.6)	(16.7)
Change in fair value of contingent liability	(0.3)	—
Other charges unrelated to core operating performance (1)	(2.9)	(0.7)
Restructuring and related benefits	—	0.6
GAAP operating income from continuing operations	$46.9	$31.3
(1)    During the three months ended October 2, 2021 and October 3, 2020, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as, site consolidations, and reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended October 2, 2021 and October 3, 2020 (in millions):

	Three Months Ended
	October 2, 2021			October 3, 2020
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$79.9	$13.4	$93.3	$63.7	$14.1	$77.8
Other Americas	25.0	3.2	28.2	14.3	3.3	17.6
Total Americas	$104.9	$16.6	$121.5	$78.0	$17.4	$95.4

Asia-Pacific:
Greater China	$69.8	$2.8	$72.6	$77.3	$1.7	$79.0
Other Asia-Pacific	49.5	4.2	53.7	25.4	3.8	29.2
Total Asia-Pacific	$119.3	$7.0	$126.3	$102.7	$5.5	$108.2

EMEA:
Switzerland	$13.1	$0.1	$13.2	$17.9	$0.1	$18.0
Other EMEA	51.8	14.0	65.8	49.3	13.8	63.1
Total EMEA	$64.9	$14.1	$79.0	$67.2	$13.9	$81.1

Total net revenue	$289.1	$37.7	$326.8	$247.9	$36.8	$284.7

Note 20. Subsequent Events
The Company repurchased approximately 2.8 million shares of its common stock, under the 2021 Repurchase Plan approved by the Board in September 2021, for approximately $45 million. The Company has approximately $145 million remaining available for future repurchase of the $190 million authorized under the 2021 Repurchase Plan.

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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

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
OUR INDUSTRIES AND QUARTERLY DEVELOPMENTS
Viavi Solutions Inc. (VIAVI also referred to as the Company, we, our and us), is a global provider of network test, monitoring and assurance solutions for communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization to Command the network. VIAVI is also a leader in management solutions for 3D Sensing, anti-counterfeiting, consumer electronics, industrial, aerospace, automotive, and medical applications.
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
Our Avionics Communications (AvComm) products are a global leader in test and measurement instrumentation for communication and safety in the government, civil, aerospace and military markets. AvComm solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, radio and avionics commercial companies, OEMs, civil, state and federal agencies. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia, and Verizon Communications, Inc.

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
Leveraging our unique high-precision coating and light shaping optics capabilities, OSP provides a range of products and technologies for the consumer, electronics, government, automotive and industrial markets, including, for example, optical filters and Engineered DiffusersTM for 3D sensing applications.
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

Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of our employees, customers, suppliers, and communities, including implementing early and regular updates to our health and safety policies and procedures. We followed the strict COVID-19 pandemic protocols as required by local, state and federal guidelines during the fiscal first half of 2021 and began to relax these restrictions based on government guidelines during the fiscal second half 2021. These COVID-19 pandemic protocols have not thus far had a substantial net impact on our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.

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

We have a global supply chain footprint with our primary manufacturing partners located in China, France, Germany, United Kingdom and the United States. We have experienced increased freight and logistics costs due to supply chain shortages resulting in extended lead times with respect to our NE Field Instrument products. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers. Nonetheless, surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and the slow pace of vaccine rollout may impact our suppliers and our ability to source materials in a timely manner. Although COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. While our industry faced supply chain challenges resulting from the COVID-19 pandemic such as diminished manufacturing capacity and materials shortages resulted in extended lead-times, increased logistics costs, and product volume impact these factors did not materially impact our business in fiscal years 2021 and 2022. In the first quarter of fiscal year 2022, we experienced higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement, due to inflationary pressure. We expect these high costs to continue through the remainder of fiscal year 2022.

As the pandemic spread across the globe in Spring 2020, there was a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position. While capital markets and worldwide economies have stabilized and recovered since being significantly impacted by the COVID-19 pandemic, in the event of a prolonged global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all.

We intend to comply with US Federal and other governmental vaccine mandates. US federal vaccine mandates for federal contractors or OSHA requirements, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Additional vaccine mandates may be announced in other countries in which we operate or source inputs. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow

Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy. We expect our principal growth drivers, 5G Wireless, Fiber and 3D Sensing to continue driving growth and profitability in fiscal 2022.

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
For a description of the critical accounting policies that affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, refer to Item 7 on Management Discussion and Analysis of Financial Condition and Results of Operations in our Fiscal 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission (SEC). There have been no material changes to our critical accounting policies and estimates.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	October 2, 2021	October 3, 2020	Change	Percent Change
Segment net revenue:
NE	$204.9	$162.1	$42.8	26.4%
SE	23.0	21.4	1.6	7.5%
OSP	98.9	101.2	(2.3)	(2.3)%
Total net revenue	$326.8	$284.7	$42.1	14.8%

Gross profit	$195.0	$169.4	$25.6	15.1%
Gross margin	59.7%	59.5%

Research and development	$53.6	$48.8	$4.8	9.8%
Percentage of net revenue	16.4%	17.1%

Selling, general and administrative	$91.8	$81.4	$10.4	12.8%
Percentage of net revenue	28.1%	28.6%

Restructuring and related benefits	$—	$0.6	$0.6	100.0%
Percentage of net revenue	—%	0.2%

Loss on convertible note exchange	$(85.9)	$—	$(85.9)	100.0%
Percentage of net revenue	(26.3)%	—%

Interest income and other income, net	$1.4	$0.6	$0.8	133.3%
Percentage of net revenue	0.4%	0.2%

Interest expense	$(3.6)	$(3.6)	$—	—%
Percentage of net revenue	1.1%	1.3%

Provision for income taxes	$13.6	$8.6	$5.0	58.1%
Percentage of net revenue	4.2%	3.0%

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
Three months ended October 2, 2021 and October 3, 2020
Net revenue increased by $42.1 million, or 14.8%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Product revenues increased by $41.2 million, or 16.6%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Service revenues increased by $0.9 million, or 2.4%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was due to revenue increase from our NE segment, partially offset by revenue decrease in our SE segment.
NE net revenue increased by $42.8 million, or 26.4%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was primarily driven by increased revenue volume from our Field Instruments and Lab & Production Equipment, including Fiber, Cable and Wireless products.
SE net revenue increased by $1.6 million, or 7.5%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was primarily driven by increased revenue from our Growth Assurance products.
OSP net revenue decreased by $2.3 million, or 2.3%, during the three months ended October 2, 2021 compared to the same period a year ago. This decrease was primarily driven by decreased revenue from our government business.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties that may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period over period variability in our financial measures and present foreign exchange rate risks.
Additionally, we have seen demand for our NE and SE products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our NE and SE markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) chip component shortages, supply chain and shipping logistic constraints; (f) the impact of ongoing global trade policies, tariffs and sanctions; and (g) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of 5G, 3D Sensing and other emerging secular technologies and platforms.

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

	Three Months Ended
	October 2, 2021		October 3, 2020
Americas:
United States	$93.3	28.5%	$77.8	27.3%
Other Americas	28.2	8.7%	17.6	6.2%
Total Americas	$121.5	37.2%	$95.4	33.5%

Asia-Pacific:
Greater China	$72.5	22.1%	$79.1	27.8%
Other Asia-Pacific	53.8	16.5%	29.1	10.2%
Total Asia-Pacific	$126.3	38.6%	$108.2	38.0%

EMEA:
Switzerland	$13.2	4.0%	$17.9	6.3%
Other EMEA	65.8	20.2%	63.2	22.2%
Total EMEA	$79.0	24.2%	$81.1	28.5%

Total net revenue	$326.8	100.0%	$284.7	100.0%
Net revenue from customers outside the Americas during the three months ended October 2, 2021 and October 3, 2020 represented 62.8% and 66.5% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 0.2 percentage points during the three months ended October 2, 2021 from 59.5% in the same period a year ago to 59.7% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NE segments. This increase was partially offset by gross margin reduction in our SE and OSP segments as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense increased by $4.8 million, or 9.8%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense decreased by 0.7 percentage points during the three months ended October 2, 2021 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.

Selling, General and Administrative
SG&A expense increased by $10.4 million, or 12.8%, during the three months ended October 2, 2021 compared to the same period a year ago. This increase was primarily due to targeted investments in people, processes and technology. As a percentage of net revenue, SG&A decreased 0.5 percentage points during the three months ended October 2, 2021 compared to the same period a year ago.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions.
As of October 2, 2021 and July 3, 2021, the Company’s total restructuring accrual was $0.2 million and $0.5 million, respectively. During the three months ended October 2, 2021 and October 3, 2020, the Company recorded restructuring and related benefits of $0 million and $(0.6) million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.
Loss on convertible note exchange
During the three months ended October 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash in exchange for $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes. The Company recorded a loss of $85.9 million in connection with the settlement transaction, which included a loss on induced conversion of $9.5 million, a loss on debt extinguishment of $72.7 million and third-party fees of $3.7 million.
Interest income and other income, net
Interest income and other income, net, was $1.4 million during the three months ended October 2, 2021 compared to $0.6 million the same period a year ago. This $0.8 million increase was primarily driven by a favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense during the three months ended October 2, 2021 and October 3, 2020 remained flat at $3.6 million.
Provision for Income Taxes
We recorded an income tax expense of $13.6 million and $8.6 million for the three months ended October 2, 2021 and October 3, 2020, respectively.
The income tax expense for the three months ended October 2, 2021 and October 3, 2020 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of October 2, 2021, and July 3, 2021, our unrecognized tax benefits totaled $59.2 million and $59.1 million respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $4.1 million accrued for the payment of interest and penalties as of October 2, 2021. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended
	October 2, 2021	October 3, 2020	Change	Percentage Change
Network Enablement
Net revenue	$204.9	$162.1	$42.8	26.4%
Gross profit	132.7	103.5	29.2	28.2%
Gross margin	64.8%	63.8%

Service Enablement
Net revenue	$23.0	$21.4	$1.6	7.5%
Gross profit	14.7	14.3	0.4	2.8%
Gross margin	63.9%	66.8%

Network and Service Enablement
Net revenue	$227.9	$183.5	$44.4	24.2%
Operating income	30.7	13.3	17.4	130.8%
Operating margin	13.5%	7.2%

Optical Security and Performance
Net revenue	$98.9	$101.2	$(2.3)	(2.3)%
Gross profit	57.1	61.0	(3.9)	(6.4)%
Gross margin	57.7%	60.3%
Operating income	43.6	47.3	(3.7)	(7.8)%
Operating margin	44.1%	46.7%
Network Enablement
During the three months ended October 2, 2021, NE gross margin increased by 1.0 percentage points from 63.8% in the same period a year ago to 64.8% in the current period, reflecting higher revenue volumes and favorable product mix.
Service Enablement
During the three months ended October 2, 2021, SE gross margin decreased by 2.9 percentage points from 66.8% in the same period a year ago to 63.9% in the current period. This decrease was primarily due to unfavorable product mix in our Growth Assurance products.
Network and Service Enablement (NSE)
During the three months ended October 2, 2021, NSE operating margin increased by 6.3 percentage points from 7.2% in the same period a year ago to 13.5% in the current period. This increase in operating margin was primarily driven by higher revenue volume.
Optical Security and Performance Products
During the three months ended October 2, 2021 OSP gross margin decreased by 2.6 percentage points from 60.3% in the same period a year ago to 57.7% in the current period. This decrease was primarily due to unfavorable manufacturing variances.
OSP operating margin decreased by 2.6 percentage points during the three months ended October 2, 2021 from 46.7% in the same period a year ago to 44.1% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.

Liquidity and Capital Resources
As of October 2, 2021 and July 3, 2021, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $921.7 million and $703.7 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our Form 10-K. As of October 2, 2021, U.S. entities owned approximately 60.5% of our cash and cash equivalents, short-term investments and short-term restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of October 2, 2021, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended October 2, 2021, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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

Amounts outstanding under the Credit Agreement accrue interest at a rate equal to either, at our election, LIBOR plus a margin of 1.75% to 2.50% per annum, or a specified base rate plus a margin of 0.75% to 1.50%, in each case, depending on our consolidated secured leverage ratio. We are required to pay a commitment fee on the unutilized portion of the facility which ranges between 0.30% and 0.40% per annum depending on our consolidated secured leverage ratio. As of October 2, 2021, we had no amounts outstanding under the Credit Agreement.
Three Months Ended October 2, 2021
As of October 2, 2021, our combined balance of cash and cash equivalents and restricted cash increased by $218.3 million to $926.7 million from $708.4 million as of July 3, 2021.
During the three months ended October 2, 2021, Cash provided by operating activities was $53.4 million, consisting of net loss of $54.8 million adjusted for non-cash charges (e.g., loss on convertible note settlement, depreciation, amortization, stock-based compensation and other non-cash items) which totaled $121.0 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $12.8 million. Changes in our operating assets and liabilities related primarily to an increase in inventory of $10.3 million, a decrease of accrued payroll and related expenses of $9.6 million, an increase in other current and non-current assets of $7.4 million, and a decrease in deferred revenue of $3.8 million. These were partially offset by a decrease in accounts receivable of $10.9 million, an increase in accrued expenses and other current and non-current liabilities of $4.0 million and an increase in accounts payable of $3.4 million.
During the three months ended October 2, 2021, Cash used in investing activities was $14.8 million, primarily related to $15.7 million of cash used for capital expenditures and $1.2 million of cash used for acquisitions, offset by $2.1 million proceeds from sales of assets.

During the three months ended October 2, 2021, Cash provided by financing activities was $182.8 million, primarily resulting from $400.0 million gross proceeds from issuance of the 3.75% Notes due 2029, proceeds of $150.0 million from drawing down our revolving credit facility, and $3.7 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were partially offset by $200.0 million paid in connection with the Convertible Note Exchange transaction, $150.0 million repaid to our revolving credit facility, $8.8 million cash paid to repurchase common stock under our share repurchase program, $7.2 million in withholding tax payments on the vesting of restricted stock awards and $4.9 million debt issuance costs paid in the period.
Three Months Ended October 3, 2020
As of October 3, 2020, our combined balance of cash and cash equivalents and restricted cash increased by $51.8 million to $599.2 million from $547.4 million as of June 27, 2020.
During the three months ended October 3, 2020, Cash provided by operating activities was $63.9 million, consisting of net income of $19.7 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) which totaled $38.1 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $6.1 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $19.7 million driven by strong collections in the quarter, an increase in deferred revenue of $4.0 million, and an increase in income taxes payable of $2.5 million. These were partially offset by a decrease in accounts payable of $8.5 million due to the timing of payments in the quarter, an increase in other current and non-current assets of $3.2 million, an increase in inventory of $3.4 million, a decrease in accrued expenses and other current and non-current liabilities of $3.6 million, and a decrease in accrued payroll and related expenses of $1.4 million.
During the three months ended October 3, 2020, Cash used in investing activities was $7.5 million, primarily related to $8.0 million of cash used for capital expenditures; offset by $0.5 million proceeds from sales of assets.
During the three months ended October 3, 2020, Cash used in financing activities was $15.8 million, primarily resulting from $9.3 million in withholding tax payments on the vesting of restricted stock awards, $6.7 million in cash paid to repurchase common stock under our share repurchase program, $2.8 million cash paid to settle assumed debt from an acquisition in fiscal year 2020 and $0.4 million in payments on financing obligations; offset by $3.5 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
•Issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes, 2024 Notes and/or 2029 Notes prior to their maturity or of our common stock;

•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and

•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K, filed with the SEC on August 23, 2021.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2022.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of October 2, 2021, our pension plans were under funded by $101.2 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of October 2, 2021, the fair value of plan assets had increased approximately 1.1% since July 3, 2021, our most recent fiscal year end.
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $9.2 million based upon data as of July 3, 2021.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 3, 2021.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 2, 2021.
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
In response to the COVID-19 pandemic, we have prioritized employee, customer and partner safety and have temporarily shut down, slowed or limited activity in certain locations, including limiting production in certain locations to essential business needs, all in conjunction with federal, state and local health and safety regulations and shelter-in-place orders. While the majority of our global workforce continues to work from home, we are beginning to resume normal business operations with certain continued limitations on business travel, participation in trade shows, marketing activities, sales and development activities.

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

Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine has far exceeded supply. It will take some time for the global population to receive vaccines, allowing for widespread immunity to develop. At the same time, new and potentially more contagious variants of the virus are developing in several countries and regions in which we operate. For example, we operate a shared services center in Pune, India that provides important finance and IT support services where the emergence of a more virulent variant of the virus led to a spike in illness and death rates for a period of time, impacting the health and safety risks to our employees and increasing our risk of business disruptions.

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

We intend to comply with U.S. federal and other governmental vaccine mandates. U.S. federal vaccine mandates for federal contractors or OSHA requirements, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Additional vaccine mandates may be announced in other regions in which we operate or source supplies. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.

Further, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries. In fiscal 2020, we entered into a $300 million secured credit facility to strengthen our liquidity position. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.

Due to the evolving and highly uncertain nature of this event, it is currently not possible to estimate the ultimate direct or indirect impacts the COVID-19 pandemic may have on our business. However, any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and the slow pace of vaccine rollout may impact our suppliers and our ability to source materials in a timely manner. Further, ongoing supply chain constraints and inflationary pressure could have a negative impact on our results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.

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

•Resource rationing, including rationing of utilities like electricity by governments and/or service providers;

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

•Factors beyond our control resulting from pandemics and similar outbreaks such as the COVID-19 pandemic, manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of a disease regionally and globally, and limitations on the ability of our employees and our suppliers’ and customers’ employees to work and travel; and

•Supply chain constraints, pricing and inflationary pressure.

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
Operational Risks

Restructuring

We have from time to time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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
Climate, Natural Disasters and Catastrophic Events
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

Management Transitions and Talent Retention Create Uncertainties and Could Harm our Business.

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the change of our headquarters to Scottsdale, Arizona, effective January 1, 2021. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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

The issuance of our 1.00% Senior Convertible Notes due 2024, our 1.75% Senior Convertible Notes due 2023, and our 3.75% Senior Notes due 2029 (together the “Notes”) increases our overall leverage and could dilute our existing stockholders and lower our reported earnings per share.

The issuance of the Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2023 and 2024 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.

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

Our outstanding indebtedness may limit our operational and financial flexibility.

Our level of indebtedness could have important consequences, including:

•Impairing our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes;

•Requiring us to dedicate a substantial portion of our operating cash flow to paying principal and interest on our indebtedness, thereby reducing the funds available for operations;

•Limiting our ability to grow and make capital expenditures due to the financial covenants contained in our debt arrangements;

•Impairing our ability to adjust rapidly to changing market conditions, invest in new or developing technologies, or take advantage of significant business opportunities that may arise;

•Making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties; and

•Resulting in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the Notes, or any other debt instruments, which event of default could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt.

We may not generate sufficient cash flow to meet our debt service and working capital requirements, which may expose us to the risk of default under our debt obligations.

We will need to implement our business strategy successfully on a timely basis to meet our debt service and working capital needs. We may not successfully implement our business strategy, and even if we do, we may not realize the anticipated results of our strategy and generate sufficient operating cash flow to meet our debt service obligations and working capital needs. In addition, our ability to make scheduled payments on our indebtedness, including the notes, is affected by general and regional economic, financial, competitive, business and other factors beyond our control, including the COVID-19 pandemic.

In the event our cash flow is inadequate to meet our debt service and working capital requirements, we may be required, to the extent permitted under the indentures covering the Notes and any other debt agreements, to seek additional financing in the debt or equity markets, refinance or restructure all or a portion of our indebtedness, sell selected assets or reduce or delay planned capital or operating expenditures. Any insufficient cash flow may make it more difficult for us to obtain financing on terms that are acceptable to us, or at all.

Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt. This could exacerbate the risks to our financial condition described above.

We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indentures that govern the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.

The terms of the indentures that govern the Notes restrict our current and future operations, particularly our ability to respond to changes or to take certain actions.

The indentures governing the Notes contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:

•Incur or guarantee additional indebtedness;

•Incur or suffer to exist liens securing indebtedness;

•Make investments;

•Consolidate, merge or transfer all or substantially all of our assets;

•Sell assets;

•Pay dividends or other distributions on, redeem or repurchase capital stock;

•Enter into transactions with affiliates;

•Amend, modify, prepay or redeem subordinated indebtedness;

•Enter into certain restrictive agreements;

•Engage in a new line of business;

•Amending certain material agreements, including material leases and debt agreements; and

•Enter into sale leaseback transactions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
4.1	Indenture, dated as of September 29, 2021 between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2021	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)