Form 10-Q
period 2022-01-01
VIAVI SOLUTIONS INC.
filed 2022-02-07
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 01, 2022
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

As of January 29, 2022, the Registrant had 230,012,284 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Revenues:
Product revenue	$277.4	$262.1	$566.5	$510.0
Service revenue	37.4	37.8	75.1	74.6
Total net revenue	314.8	299.9	641.6	584.6
Cost of revenues:
Product cost of revenue	100.3	96.1	207.0	189.7
Service cost of revenue	16.6	15.3	33.8	28.8
Amortization of acquired technologies	7.4	8.4	15.3	16.6
Total cost of revenues	124.3	119.8	256.1	235.1
Gross profit	190.5	180.1	385.5	349.5
Operating expenses:
Research and development	50.5	50.0	104.1	98.8
Selling, general and administrative	88.2	79.5	180.0	160.9
Amortization of other intangibles	2.6	8.1	5.3	16.6
Restructuring and related (benefits) charges	(0.1)	0.2	(0.1)	(0.4)
Total operating expenses	141.2	137.8	289.3	275.9
Income from operations	49.3	42.3	96.2	73.6
Loss on convertible note settlement (Note 11)	(6.4)	—	(92.3)	—
Interest income and other income, net	1.1	1.1	2.5	1.7
Interest expense	(7.1)	(3.6)	(10.7)	(7.2)
Income (loss) before income taxes	36.9	39.8	(4.3)	68.1
Provision for income taxes	2.3	12.5	15.9	21.1
Net income (loss)	$34.6	$27.3	$(20.2)	$47.0

Net income (loss) per share:
Basic	$0.15	$0.12	$(0.09)	$0.21
Diluted	$0.14	$0.12	$(0.09)	$0.20

Shares used in per-share calculations:
Basic	236.0	228.8	233.6	228.8
Diluted	242.3	231.1	233.6	231.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Net income (loss)	$34.6	$27.3	$(20.2)	$47.0
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(4.1)	34.4	(13.7)	62.0
Unrealized holding gain arising during period	—	—	0.1	—
Amortization of actuarial income	0.7	0.7	1.5	1.5
Net change in accumulated other comprehensive income (loss)	(3.4)	35.1	(12.1)	63.5
Comprehensive income (loss)	$31.2	$62.4	$(32.3)	$110.5

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	January 1, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$732.1	$697.8
Short-term investments	1.7	1.6
Restricted cash	4.7	4.3
Accounts receivable, net	258.3	256.5
Inventories, net	114.4	94.9
Prepayments and other current assets	69.4	57.0
Total current assets	1,180.6	1,112.1
Property, plant and equipment, net	213.3	196.0
Goodwill, net	393.0	396.5
Intangibles, net	68.1	88.0
Deferred income taxes	102.2	109.3
Other non-current assets	62.4	59.5
Total assets	$2,019.6	$1,961.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.0	$63.2
Accrued payroll and related expenses	77.4	76.0
Deferred revenue	62.8	69.7
Accrued expenses	30.1	24.8
Short-term debt (Note11)	—	456.6
Other current liabilities	46.8	57.1
Total current liabilities	285.1	747.4
Long-term debt	755.8	224.1
Other non-current liabilities	203.9	226.0
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 233 million shares at January 1, 2022 and 228 million shares at July 3, 2021, issued and outstanding	0.2	0.2
Additional paid-in capital	70,354.3	70,183.2
Accumulated deficit	(69,470.4)	(69,322.3)
Accumulated other comprehensive loss	(109.3)	(97.2)
Total stockholders’ equity	774.8	763.9
Total liabilities and stockholders’ equity	$2,019.6	$1,961.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	January 1, 2022	January 2, 2021
OPERATING ACTIVITIES:
Net (loss) income	$(20.2)	$47.0
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	17.8	17.6
Amortization of acquired technologies and other intangibles	20.6	33.2
Stock-based compensation	26.9	22.4
Loss on convertible note settlement	92.3	—
Amortization of debt issuance costs	1.6	1.0
Other	1.5	(0.3)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(6.0)	(6.4)
Inventories	(24.3)	(3.3)
Other current and non-currents assets	(9.4)	3.9
Accounts payable	5.4	(2.4)
Income taxes payable	(21.1)	10.4
Deferred revenue, current and non-current	(6.9)	4.1
Deferred taxes, net	(4.3)	(2.1)
Accrued payroll and related expenses	2.2	16.0
Accrued expenses and other current and non-current liabilities	(0.5)	(8.5)
Net cash provided by operating activities	$75.6	$132.6

INVESTING ACTIVITIES:
Capital expenditures	$(34.1)	$(18.5)
Proceeds from the sale of assets	2.8	1.1
Acquisitions, net of cash hold back	(1.2)	(0.6)
Net cash used in investing activities	$(32.5)	$(18.0)

FINANCING ACTIVITIES:
Proceeds from issuance of 3.75% senior notes	$400.0	$—
Payment of debt issuance costs	(9.6)	(0.1)
Repurchase and retirement of common stock	(125.6)	(23.8)
Withholding tax payment on vesting of restricted stock awards	(10.9)	(11.8)
Cash paid to note holders in convertible note settlement	(255.5)	—
Cash paid to third parties in convertible note settlement	(3.8)	—
Payment of financing obligations	—	(0.6)
Proceeds from employee stock purchase plan	3.7	3.5
Proceeds from revolving credit facility	150.0	—
Repayment of revolving credit facility	(150.0)	—
Payment of acquisition related contingent consideration	(1.2)	—
Payment of debt	—	(2.8)
Net cash used in financing activities	$(2.9)	$(35.6)

Effect of exchange rates on cash, cash equivalents and restricted cash	$(4.9)	$26.3
Net increase in cash, cash equivalents and restricted cash	35.3	105.3
Cash, cash equivalents and restricted cash at the beginning of the period (1)	708.4	547.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$743.7	$652.7
(1)    These amounts include both current and non-current balances of restricted cash totaling $10.6 million and $8.4 million as of July 3, 2021 and June 27, 2020, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $11.6 million and $8.5 million as of January 1, 2022 and January 2, 2021, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2021	239.7	$0.2	$70,349.9	$(69,385.6)	$(105.9)	$858.6
Net loss	—	—	—	34.6	—	34.6
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued under employee stock plans, net of tax	0.3	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	13.2	—	—	13.2
Repurchase of common stock	(7.5)	—	—	(119.4)	—	(119.4)
Convertible note settlement (Note 11)	—	—	(7.4)		—	(7.4)
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8

Three Months Ended January 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 3, 2020	229.3	$0.2	$70,152.5	$(69,334.2)	$(137.5)	$681.0
Net income	—	—	—	27.3	—	27.3
Other comprehensive income	—	—	—	—	35.1	35.1
Shares issued under employee stock plans, net of tax	0.5	—	(2.5)	—	—	(2.5)
Stock-based compensation	—	—	9.8	—	—	9.8
Repurchase of common stock	(1.3)	—	—	(17.1)	—	(17.1)
Balance at January 2, 2021	228.5	$0.2	$70,159.8	$(69,324.0)	$(102.4)	$733.6

Six Months Ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(20.2)	—	(20.2)
Other comprehensive loss	—	—	—	—	(12.1)	(12.1)
Shares issued under employee stock plans, net of tax	1.6	—	(7.2)	—	—	(7.2)
Stock-based compensation	—	—	26.6	—	—	26.6
Repurchase of common stock	(8.0)	—	—	(127.9)	—	(127.9)
Convertible note settlement (Note 11)	10.6	—	151.7		—	151.7
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8

Six Months Ended January 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,146.1	$(69,347.2)	$(165.9)	$633.2
Net income	—	—	—	47.0	—	47.0
Other comprehensive income	—	—	—	—	63.5	63.5
Shares issued under employee stock plans, net of tax	2.1	—	(8.6)	—	—	(8.6)
Stock-based compensation	—	—	22.3	—	—	22.3
Repurchase of common stock	(1.9)	—	—	(23.8)	—	(23.8)
Balance at January 2, 2021	228.5	$0.2	$70,159.8	$(69,324.0)	$(102.4)	$733.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and six months ended January 1, 2022 and January 2, 2021 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 3, 2021.
Other than the adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity and ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (refer to “Note 2. Recently Issued Accounting Pronouncements” for more detail), there have been no material changes to the Company’s accounting policies during the three and six months ended January 1, 2022 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 3, 2021 on Form 10-K, filed with the SEC on August 23, 2021.
The Consolidated Balance Sheet as of July 3, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended January 1, 2022 and January 2, 2021 may not be indicative of results for the fiscal year ending July 2, 2022 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A novel strain of coronavirus (COVID-19) first identified in Wuhan, China by the Chinese government in December 2019, and subsequently declared an international pandemic by the World Health Organization (WHO) in March 2020 continues to have a global impact. The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time until the disease is contained. New and potentially more contagious variants of the virus emerged in late 2020 and 2021, along with a surge in cases in several regions across the globe, resulting in renewed shutdown and shelter in place orders in certain regions. While rollout of several vaccines commenced in December 2020, the pace of the global rollout has been slow and the demand for vaccine far outpaces available supply, particularly in developing nations. As economies recover, there are continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. Governmental vaccine mandates could lead to attrition and operational challenges. While, the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.
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
In December 2019, the FASB issued ASU 2019-12 Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, by removing specific exceptions to the general principles in Topic 740, Income Taxes and clarifies certain aspects of the current guidance to promote consistency among reporting entities. The Company adopted this guidance in the first quarter of fiscal 2022. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
The Company adopted ASU 2020-06 effective the first quarter of fiscal 2022, on the full retrospective basis. The elimination of the separation model for the convertible debt instruments reclassified the equity components of the Company’s convertible notes previously in Additional paid-in capital to Long-term debt. Consequently, the temporary equity balance for the Senior Convertible Notes as of July 3, 2021 was eliminated. In addition, interest expense was reduced and net income was increased by $21.4 million for the fiscal year ended July 3, 2021. The adoption had no impact on total cash provided by (used in) operating, investing or financing activities in the Consolidated Statements of Cash Flows.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Balance Sheet as of July 3, 2021 (in millions):

	July 3, 2021
	As Reported	Adjustment	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$414.2	$42.4	$456.6
Long-term debt	209.8	14.3	224.1
Mezzanine equity - convertible notes	45.8	(45.8)	—
Additional paid-in capital	70,265.5	(82.3)	70,183.2
Accumulated deficit	$(69,393.7)	$71.4	$(69,322.3)
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Statement of Operations for the three and six months ended January 2, 2021 (in millions, except per-share data):

	Three Months Ended January 2, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(9.0)	$5.4	$(3.6)
Net income	$21.9	$5.4	$27.3

Net income per share:
Basic	$0.10	$0.02	$0.12
Diluted	$0.09	$0.03	$0.12

Shares used in per-share calculation:
Basic	228.8	—	228.8
Diluted	231.1	—	231.1

	Six Months Ended January 2, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(18.0)	$10.8	$(7.2)
Net income	$36.2	$10.8	$47.0

Net income per share:
Basic	$0.16	$0.05	$0.21
Diluted	$0.16	$0.04	$0.20

Shares used in per-share calculation:
Basic	228.8	—	228.8
Diluted	231.3	0.2	231.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This guidance is effective for the Company in first quarter of fiscal year 2024 and early adoption is permitted. The Company elected to early adopt this guidance in the second quarter of fiscal 2022 on a retrospective basis to the beginning of the fiscal year. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
Recent Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance to increase the transparency of government assistance including the disclosure of the types of assistance, an entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. This guidance is effective for the Company in the first quarter of fiscal 2023 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Numerator:
Net income (loss)	$34.6	$27.3	$(20.2)	$47.0
Denominator:
Weighted-average shares outstanding:
Basic	236.0	228.8	233.6	228.8
Shares issuable assuming conversion of convertible notes (1)	4.3	0.3	—	0.2
Effect of dilutive securities from stock-based compensation plans	2.0	2.0	—	2.5
Diluted	242.3	231.1	233.6	231.5

Net income (loss) per share:
Basic	$0.15	$0.12	$(0.09)	$0.21
Diluted	$0.14	$0.12	$(0.09)	$0.20
(1)    Represents the number of shares that would be issued if the Company’s 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) had been converted. The par amount of the Company’s convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest. The “in-the money” conversion benefit feature above the conversion price of the 2023 Notes and 2024 Notes of $13.94 and $13.22 per share respectively, is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. Refer to “Note 11. Debt” for more details.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Restricted stock units (1)	0.5	—	0.8	0.5
Shares issuable from Senior Convertible Notes (2)	—	—	6.3	—
Total potentially dilutive securities	0.5	—	7.1	0.5
(1)    Represents the number of restricted stock units (RSUs) that are excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.
(2) As the Company incurred a loss from continuing operations in the period, potential securities from employee stock options, Employee Stock Purchase Plan (ESPP), RSUs, performance stock units (PSUs) and Senior Convertible Notes have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the six months ended January 1, 2022, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 3, 2021	$(5.1)	$(68.1)	$(24.0)	$(97.2)
Other comprehensive loss before reclassification	0.1	(13.7)	—	(13.6)
Amounts reclassified out of accumulated other comprehensive loss	—	—	1.5	1.5
Net current-period other comprehensive loss	0.1	(13.7)	1.5	(12.1)
Ending balance as of January 1, 2022	$(5.0)	$(81.8)	$(22.5)	$(109.3)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations for the six months ended January 1, 2022. There was no tax impact for the six months ended January 1, 2022. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
Prior Year Acquisitions
RPC Photonics, Inc. Acquisition
During the second quarter of fiscal year 2019, the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC). The consideration paid for RPC was approximately $33.4 million in cash and an additional earn-out of up to $53.0 million in cash to be paid based on the achievement of certain gross profit targets over approximately a four year period. The acquisition of RPC expands the Company’s 3D Sensing offerings.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Acquisitions
During the first quarter of fiscal year 2022, the Company acquired all of the equity of one business for approximately $1.6 million cash consideration, of which $1.2 million was paid with cash on hand and $0.4 million remains in current liabilities. The acquisition was accounted for as an asset purchase under the authoritative guidance. The developed technology will be amortized over its estimated useful life of 5 years.
During the fourth quarter of fiscal year 2020, the Company completed a business acquisition for total consideration of approximately $5.2 million in cash paid at close and an earn-out liability of up to $5.5 million in cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with this acquisition, the Company recorded approximately $6.2 million of developed technology and customer relationships and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.
Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and six months ended January 1, 2022 and January 2, 2021 (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Beginning period balance	$4.3	$9.9	$4.0	$9.9
Payments of Contingent Consideration	(1.2)	—	(1.2)	—
Fair value adjustment of earn-out liabilities	—	(1.5)	0.3	(1.5)
Currency translation adjustment	—	0.5	—	0.5
Ending period balance	$3.1	$8.9	$3.1	$8.9
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract Assets). As of January 1, 2022, and July 3, 2021, the Company had total unbilled receivables of $7.7 million and $6.2 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the activity related to deferred revenue (in millions):

	January 1, 2022
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$85.1	$89.5
Revenue deferrals for new contracts (1)	29.7	56.7
Revenue recognized during the period (2)	(33.6)	(65.0)
Balance at end of period (3)	$81.2	$81.2

(1)    Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2)    Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the current period deferrals.
(3)    The long-term portion of deferred revenue is included as a component of other non-current liabilities on the Consolidated Balance Sheets and included below.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of January 1, 2022, was $271.8 million. The Company expects to recognize approximately 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 3, 2021	Charged to Costs and Expenses	Deductions (1)	January 1, 2022
Allowance for credit losses	$2.0	$0.4	$(0.9)	$1.5
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	January 1, 2022	July 3, 2021
Finished goods	$44.9	$41.0
Work in process	15.9	16.6
Raw materials	53.6	37.3
Inventories, net	$114.4	$94.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	January 1, 2022	July 3, 2021
Prepayments	$13.4	$13.4
Asset held for sale	6.5	6.5
Advances to contract manufacturers	14.4	10.1
Refundable income taxes	8.2	5.9
Transaction tax receivables	18.6	13.2
Other current assets	8.3	7.9
Prepayments and other current assets	$69.4	$57.0
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	January 1, 2022	July 3, 2021
Customer prepayments	$1.5	$0.4
Restructuring accrual	—	0.5
Income tax payable	9.3	22.6
Warranty accrual, current	4.6	4.3
Transaction tax payable	5.3	4.9
Operating lease liabilities (Note 12)	9.7	11.6
Other	16.4	12.8
Other current liabilities	$46.8	$57.1
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	January 1, 2022	July 3, 2021
Pension and post-employment benefits	$91.9	$97.0
Financing obligation	16.0	16.1
Deferred tax liability	17.3	24.3
Long-term deferred revenue	18.4	19.8
Warranty accrual, non-current	6.2	5.4
Operating lease liabilities (Note 12)	32.1	30.8
Uncertain tax position	10.5	18.3
Other	11.5	14.3
Other non-current liabilities	$203.9	$226.0
Note 7. Investments and Forward Contracts
Short-Term Investments
As of January 1, 2022 the Company’s short-term investments of $1.7 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.4 million was invested in debt securities, $0.2 million was invested in money market instruments and $1.1 million was invested in equity securities.

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
As of January 1, 2022, the Company had forward contracts that were effectively closed but not settled with the counterparties by quarter end. Therefore, the fair value of these contracts of $1.8 million and $2.2 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 3, 2021, the fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of January 1, 2022 and July 3, 2021, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $123.4 million and $114.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $25.5 million and $27.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $0.7 million and $2.5 million for the three and six months ended January 1, 2022 and gains of $6.9 million and $13.3 million for the three and six months ended January 2, 2021, respectively.
Note 8. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are inputs which market participants would use in valuing an asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs which reflect the assumptions market participants would use in valuing an asset or liability.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of January 1, 2022 and July 3, 2021, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of January 1, 2022 and July 3, 2021, consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	January 1, 2022				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:				40
Asset-backed securities (1)	$0.6	$—	$0.6	$—	$0.4	$—	$0.4	$—
Total debt available-for-sale securities	0.6	—	0.6	—	0.4	—	0.4	—
Money market funds (2)	428.8	428.8	—	—	408.9	408.9	—	—
Trading securities (3)	1.7	1.7	—	—	1.6	1.6	—	—
Foreign currency forward contracts (4)	1.8	—	1.8	—	2.6	—	2.6	—
Total assets	$432.9	$430.5	$2.4	$—	$413.5	$410.5	$3.0	$—

Liability:
Foreign currency forward contracts (5)	$2.2	$—	$2.2	$—	$1.4	$—	$1.4	$—
Contingent consideration (5)	3.1	—	—	3.1	4.0	—	—	4.0
Total liabilities	$5.3	$—	$2.2	$3.1	$5.4	$—	$1.4	$4.0
(1)Included in other non-current assets on the Company’s Consolidated Balance Sheets.
(2)Includes, as of January 1, 2022, $419.6 million in cash and cash equivalents, $3.1 million in restricted cash, and $6.1 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 3, 2021, $401.0 million in cash and cash equivalents, $2.7 million in restricted cash, and $5.2 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Included in short-term investments on the Company’s Consolidated Balance Sheets.
(4)Included in other current assets on the Company’s Consolidated Balance Sheets.
(5)Included in other current liabilities on the Company’s Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Fair Value Measures
Fair Value of Long-term Debt: If measured at fair value in the Consolidated Balance Sheets, the Company’s 1.75% Senior Convertible Notes (2023 Notes), 1.00% Senior Convertible Notes (2024 Notes) and 3.75% Senior Notes (2029 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. As of January 1, 2022, the fair value of the 2023 Notes, 2024 Notes, and 2029 Notes was approximately $148.4 million, $359.5 million and $400.6 million, respectively. As of July 3, 2021, the fair value of the 2023 Notes and 2024 Notes was approximately $300.7 million and $646.9 million, respectively. See “Note 11. Debt”, for further discussion of the Company’s long-term debt.
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 3, 2021	$349.7	$4.6	$42.2	$396.5
Currency translation adjustments	(3.3)	(0.2)	—	(3.5)
Balance as of January 1, 2022	$346.4	$4.4	$42.2	$393.0
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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended January 1, 2022.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of January 1, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$422.9	$(370.4)	$52.5
Customer relationships	194.2	(181.8)	12.4
Other (1)	37.4	(34.2)	3.2
Total intangibles	$654.5	$(586.4)	$68.1

As of July 3, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$423.8	$(356.9)	$66.9
Customer relationships	195.4	(180.8)	14.6
Other (1)	37.9	(31.4)	6.5
Total intangibles	$657.1	$(569.1)	$88.0
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Cost of revenues	$7.4	$8.4	$15.3	$16.6
Operating expenses	2.6	8.1	5.3	16.6
Total amortization of intangible assets	$10.0	$16.5	$20.6	$33.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of January 1, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$18.9
2023	25.5
2024	10.5
2025	7.0
2026	3.4
Thereafter	2.8
Total amortization	$68.1
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of January 1, 2022 and July 3, 2021, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	January 1, 2022	July 3, 2021
Principal amount of 1.00% Senior Convertible Notes due 2024, short-term	$—	$460.0
Unamortized Senior Convertible Notes debt issuance cost, short-term	—	(3.4)
Short-term debt	$—	$456.6

Principal amount of 3.75% Senior Notes, long-term	$400.0	$—
Unamortized 3.75% Senior Notes debt issuance cost, long-term	(6.8)	—
Principal amount of 1.75% Senior Convertible Notes, long-term	110.7	225.0
Principal amount of 1.00% Senior Convertible Notes, long-term	253.7	—
Unamortized Senior Convertible Notes debt issuance cost, long-term	(1.8)	(0.9)
Long-term debt	$755.8	$224.1
The Company was in compliance with all debt covenants as of January 1, 2022 and July 3, 2021.

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
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100 million so long as certain conditions are met. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are borrowers and guarantors under the Credit Agreement.
Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in US Dollars, at a per annum rate equal to either, at the Company’s election, Term Secured Overnight Financing Rate (SOFR) plus a margin of 1.35% to 1.85% per annum, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.2825% to 1.7825%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.25% to 1.75%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the Canadian Dollar Offered Rate plus a margin of 1.25% to 1.75%, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility.

The covenants of the Credit Agreement include customary restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains certain financial covenants that require the Company to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if excess availability under the facility is less than the greater of 10% of the lesser of maximum revolver amount and borrowing base and $20 million.
As of January 1, 2022, we had no borrowings under this facility.
Revolving Credit Facility
On May 5, 2020, the Company entered into a credit agreement with Wells Fargo as administrative agent, and other lender related parties. The Company borrowed $150 million and repaid $150 million under this Credit Agreement during the six months ended January 1, 2022. In connection with the entry into the Senior Secured Asset-Based Revolving Credit Facility noted above, the Company terminated this facility.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes (the Exchange Transaction) and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement). As of January 1, 2022, the expected remaining term of the 2023 Notes is 1.4 years.
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
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs. The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. As of January 1, 2022, the expected remaining term of the 2024 Notes is 2.2 years.

During the fourth quarter of fiscal 2021, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2024 Notes on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2024 Notes to be convertible by the holders for the period of July 1, 2021 to September 30, 2021. As a result, $456.6 million carrying value of the notes was reclassified to short-term debt as of July 3, 2021. The Company received four requests for conversion when the conversion was opened during the first quarter of fiscal 2022. The requests were for trivial amounts.

In the first and second quarter of fiscal 2022 the closing price of the Company’s stock did not exceed 130% of the applicable conversion price of the 2024 Notes for at least 20 of the last 30 consecutive trading days of the calendar quarter. The carrying value of the 2024 Notes was reclassified to long-term debt as of October 2, 2021.
Senior Convertible Notes Settlement
On September 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company settled $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes in exchange for an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash. The Company recorded a loss of $85.9 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
On November 17, 2021 and November 22, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company settled $20.6 million principal amount of the 2023 Notes and $25.0 million principal amount of the 2024 Notes in exchange for $59.0 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
After the transaction the outstanding aggregate principal amount of the 2023 Notes and 2024 Notes was $110.7 million and $253.7 million, respectively, in each case, with terms unchanged.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Interest expense-contractual interest	$5.3	$2.4	$7.6	$4.7
Amortization of debt issuance cost	1.1	0.5	1.6	1.0
Other	0.7	0.7	1.5	1.5
Total interest expense	$7.1	$3.6	$10.7	$7.2
As discussed in “Note 2. Recent Accounting Pronouncements”, upon adoption of ASU 2020-06 the non-cash discount amortization for the 2023 and 2024 Notes is eliminated. As a result, the interest expense recognized for these instruments will typically be closer to the coupon interest rate.
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
For the three months ended January 1, 2022 and January 2, 2021, the total operating lease costs were $3.7 million and $3.4 million, respectively. For the six months ended January 1, 2022 and January 2, 2021, the total operating lease costs were $7.2 million and $6.8 million, respectively. Total variable lease costs were immaterial during the three and six months ended January 1, 2022 and January 2, 2021. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of January 1, 2022, the weighted-average remaining lease term was 6.6 years, and the weighted-average discount rate was 4.7%.
For the three months ended January 1, 2022 and January 2, 2021, cash paid for amounts included in the measurement of operating lease liabilities were $3.5 million and $3.7 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $6.4 million and $1.9 million, respectively.
For the six months ended January 1, 2022 and January 2, 2021, cash paid for amounts included in the measurement of operating lease liabilities were $8.7 million and $8.1 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $6.5 million and $3.5 million, respectively
The balance sheet information related to the Company’s operating leases is as follows (in millions):

January 1, 2022
Other non-current assets	$44.9
Total operating ROU assets	$44.9

Other current liabilities	$9.7
Other non-current liabilities	32.1
Total operating lease liabilities	$41.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum operating lease payments as of January 1, 2022 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2022	$4.4
2023	10.4
2024	7.9
2025	6.0
2026	4.7
Thereafter	16.4
Total lease payments	49.8
Less: Interest	(8.0)
Present value of lease liabilities	$41.8
Future minimum operating lease payments as of July 3, 2021, were as follows (in millions):

Fiscal Years	Operating Leases
2022	$11.7
2023	9.4
2024	6.8
2025	4.9
2026	3.8
Thereafter	13.7
Total lease payments	50.3
Less: Interest	(7.9)
Present value of lease liabilities	$42.4
Note 13. Restructuring and Related Charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During the three and six months ended January 1, 2022, the Company recorded restructuring related benefits of $0.1 million. During the three and six months ended January 2, 2021, the Company recorded restructuring related charges of $0.2 million and benefits of $0.4 million, respectively. A summary of the activity in the restructuring plan is outlined below (in millions):

Fiscal 2019 NSE,
Including AW Plan
Beginning of period balance, July 3, 2021 (1)	$0.5
Cash settlements	(0.4)
Restructuring and related benefits	(0.1)
End of period balance, January 1, 2022	$—
(1)    Included in other current liabilities on the Consolidated Balance Sheets as of July 3, 2021, respectively.
Note 14. Income Taxes
The Company recorded an income tax expense of $2.3 million and $15.9 million for the three and six months ended January 1, 2022, respectively. The Company recorded an income tax expense of $12.5 million and $21.1 million for the three and six months ended January 2, 2021, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The income tax provision for the three and six months ended January 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss and offset by a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction. The income tax provision for the three and six months ended January 2, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of January 1, 2022, and July 3, 2021, the Company’s unrecognized tax benefits totaled $50.0 million and $55.5 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.7 million accrued for the payment of interest and penalties as of January 1, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2021 the Board of Directors authorized a new stock repurchase plan (“2021 Repurchase Plan”) of up to $190 million. The 2021 Repurchase plan is separate from the 2019 Repurchase Plan noted below and is anticipated to result in the repurchase of the Company’s common stock issued in connection with the exchange transaction with certain holders of its Senior Convertible Notes (refer to “Note 11. Debt” for more details).
During the three months ended January 1, 2022, the Company repurchased 7.5 million shares of its common stock for $119.4 million under the 2021 Repurchase Plan. As of January 1, 2022, the Company had remaining authorization of $70.6 million for future share repurchases under the 2021 Repurchase Plan.
In September 2019, the Board of Directors authorized a stock repurchase program (“2019 Repurchase Plan”) of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. On August 18, 2021, the Board of Directors approved to extend the 2019 Repurchase Plan until September 30, 2022. Under the 2019 Repurchase Plan, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.
During the three months ended January 1, 2022 the Company did not repurchase any shares of its common stock under the 2019 Repurchase Plan. The Company repurchased 0.5 million shares of its common stock for $8.5 million during the six months ended January 1, 2022 under the 2019 Repurchase Plan. As of January 1, 2022, the Company had remaining authorization of $104.5 million for future share repurchases under the 2019 Repurchase Plan.
Under the 2021 Repurchase Plan and the 2019 Repurchase Plan the number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

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
During the six months ended January 1, 2022 and January 2, 2021, the Company granted $2.1 million and $2.7 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the six months ended January 1, 2022 and January 2, 2021 were estimated to be $35.0 million and $35.7 million, respectively. Time-based restricted stock awards granted to eligible employees generally vest in annual or quarterly installments over a period of four years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the six months ended January 1, 2022 and January 2, 2021, the Company granted $0.4 million and $0.6 million, performance-based awards, respectively. In addition, during the six months ended January 2, 2021, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the six months ended January 1, 2022. The aggregate grant-date fair value of performance-based awards granted during the six months ended January 1, 2022 and January 2, 2021 were estimated to be $7.9 million and $8.9 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date. Performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of January 1, 2022, $79.4 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended January 1, 2022 and January 2, 2021, is as follows (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Cost of revenues	$1.2	$1.2	$2.8	$2.4
Research and development	2.1	2.3	4.3	4.5
Selling, general and administrative	10.0	6.4	19.8	15.5
Total stock-based compensation expense	$13.3	$9.9	$26.9	$22.4
Approximately $1.2 million and $1.1 million of stock-based compensation was capitalized to inventory as of January 1, 2022 and January 2, 2021, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of January 1, 2022, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended January 1, 2022, the Company contributed $0.6 million to the U.K. plan and $1.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.4	0.3	0.8	0.6
Expected return on plan assets	(0.4)	(0.4)	(0.9)	(0.8)
Amortization of net actuarial losses	0.7	0.7	1.5	1.5
Net periodic benefit cost	$0.7	$0.7	$1.5	$1.5
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $9.0 million related to its defined benefit pension plans during fiscal 2022 to make current benefit payments and fund future obligations. As of January 1, 2022, approximately $2.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 3, 2021.
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a motion for summary judgement on the deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of January 1, 2022, the related accrued pension liability was £7.0 million or $9.5 million.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of January 1, 2022, the Company had standby letters of credit of $9.2 million, performance bonds and other claims of $2.4 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and six months ended January 1, 2022 and January 2, 2021, (in millions):

	Three Months Ended		Six Months Ended
	January 1, 2022	January 2, 2021	January 1, 2022	January 2, 2021
Balance as of beginning of period	$10.3	$9.6	$9.7	$9.4
Provision for warranty	1.2	1.6	2.6	2.0
Utilization of reserve	(0.7)	(1.2)	(1.1)	(1.4)
Adjustments to pre-existing warranties (includes changes in estimates)	—	(0.3)	(0.4)	(0.3)
Balance as of end of period	$10.8	$9.7	$10.8	$9.7
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following tables present information on the Company’s reportable segments for the three months ended January 1, 2022 and January 2, 2021 (in millions):

	Three Months Ended January 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$189.6	$17.2	$206.8	$70.6	$—	$277.4
Service revenue	24.8	12.6	37.4	—	—	37.4
Net revenue	$214.4	$29.8	$244.2	$70.6	$—	$314.8

Gross profit	$138.0	$21.4	$159.4	$39.7	$(8.6)	$190.5
Gross margin	64.4%	71.8%	65.3%	56.2%		60.5%

Operating income			$45.6	$27.7	$(24.0)	$49.3
Operating margin			18.7%	39.2%		15.7%

	Three Months Ended January 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$156.4	$12.9	$169.3	$92.8	$—	$262.1
Service revenue	24.5	12.9	37.4	0.4	—	37.8
Net revenue	$180.9	$25.8	$206.7	$93.2	$—	$299.9

Gross profit	$113.3	$17.6	$130.9	$58.4	$(9.2)	$180.1
Gross margin	62.6%	68.2%	63.3%	62.7%		60.1%

Operating income			$22.2	$44.6	$(24.5)	$42.3
Operating margin			10.7%	47.9%		14.1%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	January 1, 2022	January 2, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$199.1	$189.3
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(7.4)	(8.4)
Other benefits unrelated to core operating performance (1)	—	0.4
GAAP gross profit	$190.5	$180.1

Corporate reconciling items impacting operating income:
Total segment operating income	$73.3	$66.8
Stock-based compensation	(13.3)	(9.9)
Amortization of intangibles	(10.0)	(16.5)
Change in fair value of contingent liability	—	1.5
Other (charges) benefits unrelated to core operating performance (1)	(0.8)	0.6
Restructuring and related benefits (charges)	0.1	(0.2)
GAAP operating income from continuing operations	$49.3	$42.3
(1)    During the three months ended January 1, 2022 and January 2, 2021, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

	Six Months Ended January 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$369.2	$28.1	$397.3	$169.2	$—	$566.5
Service revenue	50.1	24.7	74.8	0.3	—	75.1
Net revenue	$419.3	$52.8	$472.1	$169.5	$—	$641.6

Gross profit	$270.7	$36.1	$306.8	$96.8	$(18.1)	$385.5
Gross margin	64.6%	68.4%	65.0%	57.1%		60.1%

Operating income			$76.3	$71.3	$(51.4)	$96.2
Operating margin			16.2%	42.1%		15.0%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended January 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$295.6	$20.6	$316.2	$193.8	$—	$510.0
Service revenue	47.4	26.6	74.0	0.6	—	74.6
Net revenue	$343.0	$47.2	$390.2	$194.4	$—	$584.6

Gross profit	$216.8	$31.9	$248.7	$119.4	$(18.6)	$349.5
Gross margin	63.2%	67.6%	63.7%	61.4%		59.8%

Operating income			$35.5	$91.9	$(53.8)	$73.6
Operating margin			9.1%	47.3%		12.6%

	Six Months Ended
	January 1, 2022	January 2, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$403.6	$368.1
Stock-based compensation	(2.8)	(2.4)
Amortization of intangibles	(15.3)	(16.6)
Other benefits unrelated to core operating performance (1)	—	0.4
GAAP gross profit	$385.5	$349.5

Corporate reconciling items impacting operating income:
Total segment operating income	$147.6	$127.4
Stock-based compensation	(26.9)	(22.4)
Amortization of intangibles	(20.6)	(33.2)
Change in fair value of contingent liability	(0.3)	1.5
Other charges unrelated to core operating performance (1)	(3.7)	(0.1)
Restructuring and related benefits	0.1	0.4
GAAP operating income from continuing operations	$96.2	$73.6
(1)    During the six months ended January 1, 2022 and January 2, 2021, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related changes, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and six months ended January 1, 2022 and January 2, 2021 (in millions):

	Three Months Ended
	January 1, 2022			January 2, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$87.4	$12.8	$100.2	$74.4	$14.2	$88.6
Other Americas	21.4	4.1	25.5	16.0	3.8	19.8
Total Americas	$108.8	$16.9	$125.7	$90.4	$18.0	$108.4

Asia-Pacific:
Greater China	$54.4	$2.1	$56.5	$69.9	$3.3	$73.2
Other Asia-Pacific	29.6	4.9	34.5	20.0	3.2	23.2
Total Asia-Pacific	$84.0	$7.0	$91.0	$89.9	$6.5	$96.4

EMEA:
Switzerland	$11.6	$0.1	$11.7	$19.8	$0.1	$19.9
Other EMEA	73.0	13.4	86.4	62.0	13.2	75.2
Total EMEA	$84.6	$13.5	$98.1	$81.8	$13.3	$95.1

Total net revenue	$277.4	$37.4	$314.8	$262.1	$37.8	$299.9

	Six Months Ended
	January 1, 2022			January 2, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$167.3	$26.2	$193.5	$138.1	$28.3	$166.4
Other Americas	46.4	7.3	53.7	30.3	7.1	37.4
Total Americas	$213.7	$33.5	$247.2	$168.4	$35.4	$203.8

Asia-Pacific:
Greater China	$124.2	$4.9	$129.1	$147.2	$5.0	$152.2
Other Asia	79.1	9.1	88.2	45.4	7.0	52.4
Total Asia-Pacific	$203.3	$14.0	$217.3	$192.6	$12.0	$204.6

EMEA:
Switzerland	$24.7	$0.2	$24.9	$37.7	$0.2	$37.9
Other EMEA	124.8	27.4	152.2	111.3	27.0	138.3
Total EMEA	$149.5	$27.6	$177.1	$149.0	$27.2	$176.2

Total net revenue	$566.5	$75.1	$641.6	$510.0	$74.6	$584.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20. Subsequent Events
During the period between January 1, 2022 and February 4, 2022, the Company repurchased approximately 3.9 million shares of its common stock, under the 2021 Repurchase Plan approved by the Board in September 2021, for approximately $64.4 million. The Company has approximately $6.2 million remaining available for future repurchase of the $190 million authorized under the 2021 Repurchase Plan.

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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, radio and avionics commercial companies, OEMs, and civil, state and federal agencies. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia, and Verizon Communications, Inc.

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
COVID-19 Pandemic Update
The COVID-19 pandemic has prompted authorities worldwide to implement measures to contain the virus, which include and are not limited to, travel bans and restrictions, quarantines, shelter-in-place orders, and temporary business closures among others. The ongoing COVID-19 pandemic, the emergence of new variants, and these aforementioned measures, continue to have an impact on businesses and economies worldwide. These conditions may continue and could result in an adverse impact to our operations.
Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine, particularly in developing nations, has far exceeded supply. New and potentially more contagious variants of the virus have developed in several countries and regions in which we operate.

Our priority during the COVID-19 pandemic has remained focused on protecting the health and safety of our employees, customers, suppliers, and communities, including implementing early and regular updates to our health and safety policies and procedures. We continue to follow COVID-19 pandemic protocols as required by local, state and federal guidelines. These COVID-19 pandemic protocols have not thus far had a substantial net impact on our liquidity position. We continue to generate operating cash flows to meet our short-term liquidity needs, and we expect to maintain access to the capital markets. To date, we have not observed any material or materially adverse indication of impairments under the authoritative guidance, to any of our assets or a significant change to the fair value of assets due to the COVID-19 pandemic.

We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has impacted and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges and delays. NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic. We will continue to take the measures described above to ensure the health and safety of our employees and those they come in contact with.

We have a global supply chain footprint with our primary manufacturing located in China, France, Germany, United Kingdom and the United States. We have experienced increased freight and logistics costs due to supply chain shortages resulting in extended lead times with respect to our NE Field Instrument products. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers. Nonetheless, surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Although COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. While our industry faced supply chain challenges resulting from the COVID-19 pandemic such as diminished manufacturing capacity and material shortages resulted in extended lead-times, increased logistics costs, and product volume impact, these factors did not materially impact our business in fiscal year 2021. In the first six months of fiscal year 2022, we experienced higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement, due to inflationary pressure. We expect these high costs to continue through the remainder of fiscal year 2022.

As the pandemic spread across the globe in Spring 2020, there was a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position. In December 2021, we terminated this facility and entered into a $300 million asset-based secured credit facility. While capital markets and worldwide economies have stabilized and recovered since being significantly impacted by the COVID-19 pandemic, in the event of a prolonged global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all.

We intend to comply with US Federal and other governmental vaccine mandates. Such mandates could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Additional vaccine mandates may be announced in other countries in which we operate or source inputs. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow

Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy. We expect 5G Wireless and Fiber to continue driving growth and profitability in fiscal 2022.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	January 1, 2022	January 2, 2021	Change	Percent Change	January 1, 2022	January 2, 2021	Change	Percent Change
Segment net revenue:
NE	$214.4	$180.9	$33.5	18.5%	$419.3	$343.0	$76.3	22.2%
SE	29.8	25.8	4.0	15.5%	52.8	47.2	5.6	11.9%
OSP	70.6	93.2	(22.6)	(24.2)%	169.5	194.4	(24.9)	(12.8)%
Total net revenue	$314.8	$299.9	$14.9	5.0%	$641.6	$584.6	$57.0	9.8%

Gross profit	$190.5	$180.1	$10.4	5.8%	$385.5	$349.5	$36.0	10.3%
Gross margin	60.5%	60.1%			60.1%	59.8%

Research and development	$50.5	$50.0	$0.5	1.0%	$104.1	$98.8	$5.3	5.4%
Percentage of net revenue	16.0%	16.7%			16.2%	16.9%

Selling, general and administrative	$88.2	$79.5	$8.7	10.9%	$180.0	$160.9	$19.1	11.9%
Percentage of net revenue	28.0%	26.5%			28.1%	27.5%

Restructuring and related charges (benefits)	$(0.1)	$0.2	$(0.3)	(150.0)%	$(0.1)	$(0.4)	$0.3	(75.0)%
Percentage of net revenue	—%	0.1%			—%	(0.1)%

Loss on convertible note exchange	$(6.4)	$—	$(6.4)	100.0%	$(92.3)	$—	$(92.3)	100.0%
Percentage of net revenue	(2.0)%	—%			(14.4)%	—%

Interest income and other income, net	$1.1	$1.1	$—	—%	$2.5	$1.7	$0.8	47.1%
Percentage of net revenue	0.3%	0.4%			0.4%	0.3%

Interest expense	$(7.1)	$(3.6)	$3.5	97.2%	$(10.7)	$(7.2)	$3.5	48.6%
Percentage of net revenue	2.3%	1.2%			1.7%	1.2%

Provision for income taxes	$2.3	$12.5	$(10.2)	(81.6)%	$15.9	$21.1	$(5.2)	(24.6)%
Percentage of net revenue	0.7%	4.2%			2.5%	3.6%

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
Three months ended January 1, 2022 and January 2, 2021
Net revenue increased by $14.9 million, or 5.0%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Product revenues increased by $15.3 million, or 5.8%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Service revenues decreased by $0.4 million, or 1.1%, during the three months ended January 1, 2022 compared to the same period a year ago. This decrease was due to revenue decrease from our SE and OSP segments, partially offset by revenue increase in our NE segment.
NE net revenue increased by $33.5 million, or 18.5%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was primarily driven by increased revenue volume from our Field Instruments and Lab and Production Equipment, including Fiber and Wireless products.
SE net revenue increased by $4.0 million, or 15.5%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was primarily driven by increased revenue from our Growth Assurance and Data Center products.
OSP net revenue decreased by $22.6 million, or 24.2%, during the three months ended January 1, 2022 compared to the same period a year ago. This decrease was primarily driven by decreased revenue from our 3D Sensing and Anti-Counterfeiting Product lines.
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

	Three Months Ended				Six Months Ended
	January 1, 2022		January 2, 2021		January 1, 2022		January 2, 2021
Americas:
United States	$100.2	31.8%	$88.6	29.5%	$193.5	30.2%	$166.4	28.5%
Other Americas	25.5	8.1%	19.8	6.7%	53.7	8.3%	37.4	6.4%
Total Americas	$125.7	39.9%	$108.4	36.2%	$247.2	38.5%	$203.8	34.9%

Asia-Pacific:
Greater China	$56.5	17.9%	$73.2	24.4%	$129.1	20.1%	$152.2	26.0%
Other Asia-Pacific	34.5	11.0%	23.2	7.7%	88.2	13.7%	52.4	9.0%
Total Asia-Pacific	$91.0	28.9%	$96.4	32.1%	$217.3	33.9%	$204.6	35.0%

EMEA:
Switzerland	$11.7	3.7%	$19.9	6.6%	$24.9	3.9%	$37.9	6.5%
Other EMEA	86.4	27.5%	75.2	25.1%	152.2	23.7%	138.3	23.6%
Total EMEA	$98.1	31.2%	$95.1	31.7%	$177.1	27.6%	$176.2	30.1%

Total net revenue	$314.8	100.0%	$299.9	100.0%	$641.6	100.0%	$584.6	100.0%
Net revenue from customers outside the Americas during the three and six months ended January 1, 2022 represented 60.1% and 61.5% of net revenue, respectively. Net revenue from customers outside the Americas during the three and six months ended January 2, 2021 represented 63.8% and 65.1% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin increased by 0.4 percentage points during the three months ended January 1, 2022 from 60.1% in the same period a year ago to 60.5% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NSE segments. This increase was partially offset by gross margin reduction in our OSP segment as discussed below in the Operating Segment Information section.
Gross margin increased by 0.3 percentage points during the six months ended January 1, 2022 from 59.8% in the same period a year ago to 60.1% in the current period. This increase was primarily driven by higher revenue volume and favorable product mix within our NSE segments. This increase was partially offset by gross margin reduction in our OSP segment as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense increased by $0.5 million, or 1.0%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense decreased by 0.7 percentage points during the three months ended January 1, 2022 compared to the same period a year ago.
R&D expense increased by $5.3 million, or 5.4%, during the six months ended January 1, 2022 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense decreased by 0.7 percentage points during the six months ended January 1, 2022 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $8.7 million, or 10.9%, during the three months ended January 1, 2022 compared to the same period a year ago. This increase was primarily due to targeted investments in people, processes and technology. As a percentage of net revenue, SG&A increased 1.5 percentage points during the three months ended January 1, 2022 compared to the same period a year ago.

SG&A expense increased by $19.1 million, or 11.9%, during the six months ended January 1, 2022 compared to the same period a year ago. This increase was primarily due to targeted investments in people, processes and technology. As a percentage of net revenue, SG&A increased 0.6 percentage points during the six months ended January 1, 2022 compared to the same period a year ago.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions.
As of January 1, 2022 the Company did not have a restructuring accrual compared to an accrual of $0.5 million as of July 3, 2021. During the three and six months ended January 1, 2022, the Company recorded restructuring and related benefits of $(0.1) million and $(0.1) million, respectively. During the three and six months ended January 2, 2021, the Company recorded restructuring and related charges (benefits) of $0.2 million and $(0.4) million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.
Loss on convertible note exchange
During the three months ended January 1, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid $59.0 million in cash in exchange for $20.6 million principal amount of the 2023 Notes and $25.0 million principal amount of the 2024 Notes. The Company recorded a loss of $6.4 million in connection with the transactions.

During the six months ended January 1, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $255.5 million in cash in exchange for $114.3 million principal amount of the 2023 Notes and $206.3 million principal amount of the 2024 Notes. The Company recorded a loss of $92.3 million in connection with the settlement transactions.

Interest income and other income, net
Interest income and other income, net, was $1.1 million during the three months ended January 1, 2022 and January 2, 2021, respectively.
Interest income and other income, net, was $2.5 million during the six months ended January 1, 2022 compared to $1.7 million the same period a year ago. This $0.8 million increase was primarily driven by higher interest income and foreign exchange gains.
Interest Expense
Interest expense increased by $3.5 million or 97.2% during the three months ended January 1, 2022 compared to the same period a year ago. This increase was primarily due to higher debt levels, higher interest rate on Senior Notes due 2029 and amortization of issuance costs as a result of the issuance of Senior Notes due 2029 in September 2021.
Interest expense increased by $3.5 million or 48.6% during the six months ended January 1, 2022 compared to the same period a year ago. This increase was primarily due to higher debt levels, higher interest rate on Senior Notes due 2029 and amortization of issuance costs as a result of the issuance of Senior Notes due 2029 in September 2021.
Provision for Income Taxes
We recorded an income tax expense of $2.3 million and $15.9 million for the three and six months ended January 1, 2022, respectively. We recorded an income tax expense of $12.5 million and $21.1 million for the three and six months ended January 2, 2021, respectively.
The income tax expense for the three and six months ended January 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss for the respective fiscal year offset by a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction. The income tax expense for the three and six months ended January 2, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of January 1, 2022, and July 3, 2021, our unrecognized tax benefits totaled $50.0 million and $55.5 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $1.7 million accrued for the payment of interest and penalties as of January 1, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Six Months Ended
	January 1, 2022	January 2, 2021	Change	Percentage Change	January 1, 2022	January 2, 2021	Change	Percentage Change
Network Enablement
Net revenue	$214.4	$180.9	$33.5	18.5%	$419.3	$343.0	$76.3	22.2%
Gross profit	138.0	113.3	24.7	21.8%	270.7	216.8	53.9	24.9%
Gross margin	64.4%	62.6%			64.6%	63.2%

Service Enablement
Net revenue	$29.8	$25.8	$4.0	15.5%	$52.8	$47.2	$5.6	11.9%
Gross profit	21.4	17.6	3.8	21.6%	36.1	31.9	4.2	13.2%
Gross margin	71.8%	68.2%			68.4%	67.6%

Network and Service Enablement
Net revenue	$244.2	$206.7	$37.5	18.1%	$472.1	$390.2	$81.9	21.0%
Operating income	45.6	22.2	23.4	105.4%	76.3	35.5	40.8	114.9%
Operating margin	18.7%	10.7%			16.2%	9.1%

Optical Security and Performance
Net revenue	$70.6	$93.2	$(22.6)	(24.2)%	$169.5	$194.4	$(24.9)	(12.8)%
Gross profit	39.7	58.4	(18.7)	(32.0)%	96.8	119.4	(22.6)	(18.9)%
Gross margin	56.2%	62.7%			57.1%	61.4%
Operating income	27.7	44.6	(16.9)	(37.9)%	71.3	91.9	(20.6)	(22.4)%
Operating margin	39.2%	47.9%			42.1%	47.3%
Network Enablement
During the three months ended January 1, 2022, NE gross margin increased by 1.8 percentage points from 62.6% in the same period a year ago to 64.4% in the current period, reflecting higher revenue volumes and favorable product mix.
During the six months ended January 1, 2022, NE gross margin increased by 1.4 percentage points from 63.2% in the same period a year ago to 64.6% in the current period, reflecting higher revenue volumes and favorable product mix.
Service Enablement
During the three months ended January 1, 2022, SE gross margin increased by 3.6 percentage points from 68.2% in the same period a year ago to 71.8% in the current period. This increase was primarily due to higher revenue and favorable product mix.
During the six months ended January 1, 2022, SE gross margin increased by 0.8 percentage points from 67.6% in the same period a year ago to 68.4% in the current period. This increase was primarily due to higher revenue and favorable product mix.
Network and Service Enablement (NSE)
During the three months ended January 1, 2022, NSE operating margin increased by 8.0 percentage points from 10.7% in the same period a year ago to 18.7% in the current period. This increase in operating margin was primarily driven by higher revenue volume.
During the six months ended January 1, 2022, NSE operating margin increased by 7.1 percentage points from 9.1% in the same period a year ago to 16.2% in the current period. This increase in operating margin was primarily driven by higher revenue volume.

Optical Security and Performance Products
During the three months ended January 1, 2022, OSP gross margin decreased by 6.5 percentage points from 62.7% in the same period a year ago to 56.2% in the current period. This decrease was primarily due to lower revenue, corresponding reduced manufacturing absorption and unfavorable product mix.
During the six months ended January 1, 2022, OSP gross margin decreased by 4.3 percentage points from 61.4% in the same period a year ago to 57.1% in the current period. This decrease was primarily due to lower revenue, corresponding reduced manufacturing absorption and unfavorable product mix.
OSP operating margin decreased by 8.7 percentage points during the three months ended January 1, 2022 from 47.9% in the same period a year ago to 39.2% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
OSP operating margin decreased by 5.2 percentage points during the six months ended January 1, 2022 from 47.3% in the same period a year ago to 42.1% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
Liquidity and Capital Resources
As of January 1, 2022 and July 3, 2021, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $738.5 million and $703.7 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our Form 10-K for the fiscal year ended July 3, 2021. As of January 1, 2022, U.S. entities owned approximately 53.3% of our cash and cash equivalents, short-term investments and short-term restricted cash. The recent COVID-19 pandemic has caused disruption in global capital markets and over time may impact our ability to obtain credit and/or negotiate acceptable financing terms.
As of January 1, 2022, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended January 1, 2022, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100 million so long as certain conditions are met. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are borrowers and guarantors under the Credit Agreement.

Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in US Dollars, at a per annum rate equal to either, at the Company’s election, Term SOFR plus a margin of 1.35% to 1.85% per annum, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to SONIA plus a margin of 1.2825% to 1.7825%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.25% to 1.75%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the Canadian Dollar Offered Rate plus a margin of 1.25% to 1.75%, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility.

The covenants of the Credit Agreement include customary restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains certain financial covenants that require the Company to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if excess availability under the facility is less than the greater of 10% of the lesser of maximum revolver amount and borrowing base and $20 million.

As of January 1, 2022, we had no amounts outstanding under the Credit Agreement. In connection with the entry into the Credit Agreement described above, the Company terminated its existing $300 million revolving credit agreement, dated May 5, 2020.
Six Months Ended January 1, 2022
As of January 1, 2022, our combined balance of cash and cash equivalents and restricted cash increased by $35.3 million to $743.7 million from $708.4 million as of July 3, 2021.
During the six months ended January 1, 2022, Cash provided by operating activities was $75.6 million, consisting of net loss of $20.2 million adjusted for non-cash charges (e.g., loss on convertible note settlement, depreciation, amortization, stock-based compensation and other non-cash items) which totaled $156.4 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $60.6 million. Changes in our operating assets and liabilities related primarily to an increase in inventory of $24.3 million, a decrease in income taxes payable of $21.1 million, an increase in other current and non-current assets of $9.4 million, a decrease in deferred revenue of $6.9 million and an increase in accounts receivable of $6.0 million. These were partially offset by an increase in accounts payable of $5.4 million and increase in accrued payroll and related expenses of $2.2 million.
During the six months ended January 1, 2022, Cash used in investing activities was $32.5 million, primarily related to $34.1 million of cash used for capital expenditures and $1.2 million of cash used for acquisitions, offset by $2.8 million proceeds from sales of assets.
During the six months ended January 1, 2022, Cash used in financing activities was $2.9 million, primarily resulting from $259.3 million paid in connection with the Convertible Note Exchange transactions, $125.6 million cash paid to repurchase common stock under our share repurchase program, $10.9 million in withholding tax payments on the vesting of restricted stock awards and $9.6 million debt issuance costs paid in the period. These were partially offset by $400.0 million gross proceeds from issuance of the 3.75% Notes due 2029, and $3.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.
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
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2022.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of January 1, 2022, our pension plans were under funded by $98 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of January 1, 2022, the fair value of plan assets had increased approximately 2.1% since July 3, 2021, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO),as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of January 1, 2022.
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

We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges. In the first six months of fiscal year 2022, we experienced higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement, due to inflationary pressure. We expect these high costs to continue through the remainder of fiscal year 2022. NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.

Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine has far exceeded supply, particularly in developing nations. New and potentially more contagious variants of the virus are developing in several countries and regions in which we operate.

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

We intend to comply with U.S. federal and other governmental vaccine mandates. Such mandates, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Additional vaccine mandates may be announced in other regions in which we operate or source supplies. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.

Further, the COVID-19 pandemic has adversely affected, and may continue to adversely affect, the economies and financial markets in many countries. In fiscal 2020, we entered into a $300 million secured credit facility to strengthen our liquidity position. In December 2021, we terminated this facility and entered into a $300 million asset-based secured credit facility. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.

Any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Further, ongoing supply chain constraints and inflationary pressure could have a negative impact on our results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.

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

In January 2021, President Biden commenced his new administration with a number of executive orders and actions, including a temporary halt of pending U.S. defense transfers and sales to Saudi Arabia and the United Emirates. This executive order could negatively impact certain products and equipment we deliver to military and defense clients. In January 2022, in light of the military conflict between Russia and Ukraine and potential military incursions by Russia, the Biden administration indicated that it could broaden restrictions on exports to Russia and potentially block foreign shipments of technology, telecommunications and consumer electronics products to Russia if made using U.S. technology. If these measures are invoked, we may not be able to ship certain orders and our business could be negatively impacted. Given the uncertainty regarding the scope and duration of these trade actions by the United States or other countries, as well as the potential for additional trade actions, the impact on our operations and results remains uncertain.

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
Climate, Natural Disasters and Catastrophic Events
We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters are located in Scottsdale, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, in October 2019, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, commenced planned widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or a material disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.

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

Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.

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

•Incur or suffer to existing liens securing indebtedness;

•Make investments;

•Consolidate, merge or transfer all or substantially all of our assets;

•Sell assets;

•Pay dividends or other distributions on, redeem or repurchase capital stock;

•Enter into transactions with affiliates;

•Amend, modify, prepay or redeem subordinated indebtedness;

•Enter into certain restrictive agreements;

•Engage in a new line of business;

•Amend certain material agreements, including material leases and debt agreements; and

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

We are and may become subject to various legal proceedings and claims that arise in or outside the ordinary course of business. The results of complex legal proceedings are difficult to predict. Moreover, many of the complaints filed against us do not specify the amount of damages that plaintiffs seek, and we therefore are unable to estimate the possible range of damages that might be incurred should these lawsuits be resolved against us. While we are unable to estimate the potential damages arising from such lawsuits, certain of them assert types of claims that, if resolved against us, could give rise to substantial damages. Thus, an unfavorable outcome or settlement of one or more of these lawsuits could have a material adverse effect on our financial condition, liquidity and results of operations. Even if these lawsuits are not resolved against us, the uncertainty and expense associated with unresolved lawsuits could seriously harm our business, financial condition and reputation. Litigation is costly, time-consuming and disruptive to normal business operations. The costs of defending these lawsuits have been significant, will continue to be costly and may not be covered by our insurance policies. The defense of these lawsuits could also result in continued diversion of our management’s time and attention away from business operations, which could harm our business. For additional discussion regarding litigation, see “Legal Proceedings” in Note 18. “Commitments and Contingencies.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following documents are filed as Exhibits to this report:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
10.1	Credit Agreement dated December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 7, 2022	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)