Form 10-Q
period 2022-04-02
VIAVI SOLUTIONS INC.
filed 2022-05-05
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 02, 2022
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

As of April 30, 2022, the Registrant had 227,830,943 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Revenues:
Product revenue	$275.8	$266.6	$842.3	$776.6
Service revenue	39.7	36.8	114.8	111.4
Total net revenue	315.5	303.4	957.1	888.0
Cost of revenues:
Product cost of revenue	104.0	98.1	311.0	287.8
Service cost of revenue	17.2	15.0	51.0	43.8
Amortization of acquired technologies	7.4	8.3	22.7	24.9
Total cost of revenues	128.6	121.4	384.7	356.5
Gross profit	186.9	182.0	572.4	531.5
Operating expenses:
Research and development	54.9	52.1	159.0	150.9
Selling, general and administrative	89.0	86.1	269.0	247.0
Amortization of other intangibles	2.2	8.3	7.5	24.9
Restructuring and related benefits	—	(0.4)	(0.1)	(0.8)
Total operating expenses	146.1	146.1	435.4	422.0
Income from operations	40.8	35.9	137.0	109.5
Loss on convertible note settlement (Note 11)	(6.4)	—	(98.7)	—
Interest income and other income (loss), net	0.6	(0.9)	3.1	0.8
Interest expense	(6.4)	(3.6)	(17.1)	(10.8)
Income before income taxes	28.6	31.4	24.3	99.5
Provision for income taxes	9.4	14.2	25.3	35.3
Net income (loss)	$19.2	$17.2	$(1.0)	$64.2

Net income (loss) per share:
Basic	$0.08	$0.08	$—	$0.28
Diluted	$0.08	$0.07	$—	$0.27

Shares used in per-share calculations:
Basic	229.2	228.7	232.1	228.8
Diluted	236.8	240.2	232.1	234.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Net income (loss)	$19.2	$17.2	$(1.0)	$64.2
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(12.8)	(4.9)	(26.5)	57.1
Unrealized holding gain arising during period	—	—	0.1	—
Amortization of actuarial income	0.8	0.8	2.3	2.3
Net change in accumulated other comprehensive income (loss)	(12.0)	(4.1)	(24.1)	59.4
Comprehensive income (loss)	$7.2	$13.1	$(25.1)	$123.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	April 2, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$589.8	$697.8
Short-term investments	1.6	1.6
Restricted cash	4.6	4.3
Accounts receivable, net	269.3	256.5
Inventories, net	113.9	94.9
Prepayments and other current assets	64.8	57.0
Total current assets	1,044.0	1,112.1
Property, plant and equipment, net	221.2	196.0
Goodwill, net	388.9	396.5
Intangibles, net	58.2	88.0
Deferred income taxes	101.7	109.3
Other non-current assets	64.0	59.5
Total assets	$1,878.0	$1,961.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.3	$63.2
Accrued payroll and related expenses	57.7	76.0
Deferred revenue	78.1	69.7
Accrued expenses	30.2	24.8
Short-term debt (Note11)	—	456.6
Other current liabilities	35.4	57.1
Total current liabilities	259.7	747.4
Long-term debt	706.4	224.1
Other non-current liabilities	202.0	226.0
Stockholders’ equity:
Common stock, $0.001 par value; 1 billion shares authorized; 228 million shares issued and outstanding at April 2, 2022 and July 3, 2021,	0.2	0.2
Additional paid-in capital	70,360.9	70,183.2
Accumulated deficit	(69,529.9)	(69,322.3)
Accumulated other comprehensive loss	(121.3)	(97.2)
Total stockholders’ equity	709.9	763.9
Total liabilities and stockholders’ equity	$1,878.0	$1,961.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 2, 2022	April 3, 2021
OPERATING ACTIVITIES:
Net (loss) income	$(1.0)	$64.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	30.1	26.8
Amortization of acquired technologies and other intangibles	30.2	49.8
Stock-based compensation	39.7	33.4
Loss on convertible note settlement	98.7	—
Amortization of debt issuance costs	2.2	1.5
Other	2.0	(1.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19.2)	(21.0)
Inventories	(26.5)	(8.1)
Other current and non-currents assets	(2.5)	16.2
Accounts payable	(4.9)	—
Income taxes payable	(27.5)	13.9
Deferred revenue, current and non-current	9.8	8.8
Deferred taxes, net	(10.8)	(3.9)
Accrued payroll and related expenses	(16.9)	8.6
Accrued expenses and other current and non-current liabilities	1.1	(7.9)
Net cash provided by operating activities	$104.5	$180.7

INVESTING ACTIVITIES:
Capital expenditures	$(53.4)	$(26.7)
Proceeds from the sale of assets	3.4	2.6
Acquisitions, net of cash hold back	(1.2)	(0.7)
Net cash used in investing activities	$(51.2)	$(24.8)

FINANCING ACTIVITIES:
Proceeds from issuance of 3.75% senior notes	$400.0	$—
Payment of debt issuance costs	(10.2)	(0.1)
Repurchase and retirement of common stock	(207.0)	(31.1)
Withholding tax payment on vesting of restricted stock awards	(12.5)	(14.8)
Cash paid to note holders in convertible note settlement	(320.2)	—
Cash paid to third parties in convertible note settlement	(4.1)	—
Payment of financing obligations	(0.1)	(1.0)
Proceeds from employee stock purchase plan	7.8	6.6
Proceeds from revolving credit facility	150.0	—
Repayment of revolving credit facility	(150.0)	—
Payment of acquisition related holdback	(0.9)	—
Payment of acquisition related contingent consideration	(4.1)	—
Payment of debt	—	(2.8)
Net cash used in financing activities	$(151.3)	$(43.2)

Effect of exchange rates on cash, cash equivalents and restricted cash	$(8.9)	$21.9
Net (decrease) increase in cash, cash equivalents and restricted cash	(106.9)	134.6
Cash, cash equivalents and restricted cash at the beginning of the period (1)	708.4	547.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$601.5	$682.0
(1)    These amounts include both current and non-current balances of restricted cash totaling $10.6 million and $8.4 million as of July 3, 2021 and June 27, 2020, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $11.7 million and $9.8 million as of April 2, 2022 and April 3, 2021, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended April 2, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8
Net income	—	—	—	19.2	—	19.2
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Shares issued under employee stock plans, net of tax	0.4	—	2.7	—	—	2.7
Stock-based compensation	—	—	12.8	—	—	12.8
Repurchase of common stock	(4.7)	—	—	(78.7)	—	(78.7)
Convertible note settlement (Note 11)	—	—	(8.9)		—	(8.9)
Balance at April 2, 2022	228.2	$0.2	$70,360.9	$(69,529.9)	$(121.3)	$709.9

Three Months Ended April 3, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 2, 2021	228.5	$0.2	$70,159.8	$(69,324.0)	$(102.4)	$733.6
Net income	—	—	—	17.2	—	17.2
Other comprehensive loss	—	—	—	—	(4.1)	(4.1)
Shares issued under employee stock plans, net of tax	0.6	—	—	—	—	—
Stock-based compensation	—	—	11.0	—	—	11.0
Repurchase of common stock	(0.5)	—	—	(7.9)	—	(7.9)
Balance at April 3, 2021	228.6	$0.2	$70,170.8	$(69,314.7)	$(106.5)	$749.8

Nine Months Ended April 2, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(1.0)	—	(1.0)
Other comprehensive loss	—	—	—	—	(24.1)	(24.1)
Shares issued under employee stock plans, net of tax	2.0	—	(4.5)	—	—	(4.5)
Stock-based compensation	—	—	39.4	—	—	39.4
Repurchase of common stock	(12.7)	—	—	(206.6)	—	(206.6)
Convertible note settlement (Note 11)	10.6	—	142.8		—	142.8
Balance at April 2, 2022	228.2	$0.2	$70,360.9	$(69,529.9)	$(121.3)	$709.9

Nine Months Ended April 3, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at June 27, 2020	228.3	$0.2	$70,146.1	$(69,347.2)	$(165.9)	$633.2
Net income	—	—	—	64.2	—	64.2
Other comprehensive income	—	—	—	—	59.4	59.4
Shares issued under employee stock plans, net of tax	2.6	—	(8.7)	—	—	(8.7)
Stock-based compensation	—	—	33.4	—	—	33.4
Repurchase of common stock	(2.3)	—	—	(31.7)	—	(31.7)
Balance at April 3, 2021	228.6	$0.2	$70,170.8	$(69,314.7)	$(106.5)	$749.8

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and nine months ended April 2, 2022 and April 3, 2021 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 3, 2021.
Other than the adoption of Accounting Standards Update (ASU) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity and ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (refer to “Note 2. Recently Issued Accounting Pronouncements” for more detail), there have been no material changes to the Company’s accounting policies during the three and nine months ended April 2, 2022 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 3, 2021 on Form 10-K, filed with the SEC on August 23, 2021.
The Consolidated Balance Sheet as of July 3, 2021 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 2, 2022 and April 3, 2021 may not be indicative of results for the fiscal year ending July 2, 2022 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A novel strain of coronavirus (COVID-19) declared an international pandemic by the World Health Organization (WHO) in March 2020 continues to have a global impact more than two years since it was first identified in Wuhan, China. The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in shipping and commercial activities. While rollout of several vaccines commenced in December 2020, the pace of the global rollout has been slow and the demand for vaccine outpaces available supply, particularly in developing nations. As economies recover, there are shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. Governmental vaccine mandates and mandated quarantines could lead to attrition and operational challenges. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.
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
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Statement of Operations for the three and nine months ended April 3, 2021 (in millions, except per-share data):

	Three Months Ended April 3, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(9.0)	$5.4	$(3.6)
Net income	$11.8	$5.4	$17.2

Net income per share:
Basic	$0.05	$0.03	$0.08
Diluted	$0.05	$0.02	$0.07

Shares used in per-share calculation:
Basic	228.7	—	228.7
Diluted	240.2	—	240.2

	Nine Months Ended April 3, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(27.0)	$16.2	$(10.8)
Net income	$48.0	$16.2	$64.2

Net income per share:
Basic	$0.21	$0.07	$0.28
Diluted	$0.21	$0.06	$0.27

Shares used in per-share calculation:
Basic	228.8	—	228.8
Diluted	233.8	0.6	234.4

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

In March 2022, the FASB issued ASU 2022-01 Derivatives and Hedging (Topic 815), which clarifies guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments in this update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This guidance is effective for the Company in the first quarter of fiscal 2024 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In March 2022, the FASB issued ASU 2022-02 Financial Instruments - Credit Losses (Topic 326), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to the accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancings and restructurings for borrowers experiencing financial difficulty. This guidance is effective for the Company in the first quarter of fiscal 2024 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Numerator:
Net income (loss)	$19.2	$17.2	$(1.0)	$64.2
Denominator:
Weighted-average shares outstanding:
Basic	229.2	228.7	232.1	228.8
Shares issuable assuming conversion of convertible notes (1)	4.9	8.5	—	2.9
Effect of dilutive securities from stock-based compensation plans	2.7	3.0	—	2.7
Diluted	236.8	240.2	232.1	234.4

Net income (loss) per share:
Basic	$0.08	$0.08	$—	$0.28
Diluted	$0.08	$0.07	$—	$0.27
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

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021

Restricted stock units (1)	0.3	0.3	0.6	0.4
Shares issuable from Senior Convertible Notes (2)	—	—	5.9	—
Total potentially dilutive securities	0.3	0.3	6.5	0.4
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
For the nine months ended April 2, 2022, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 3, 2021	$(5.1)	$(68.1)	$(24.0)	$(97.2)
Other comprehensive income (loss) before reclassification	0.1	(26.5)	—	(26.4)
Amounts reclassified out of accumulated other comprehensive loss	—	—	2.3	2.3
Net current-period other comprehensive income (loss)	0.1	(26.5)	2.3	(24.1)
Ending balance as of April 2, 2022	$(5.0)	$(94.6)	$(21.7)	$(121.3)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations for the nine months ended April 2, 2022. There was no tax impact for the nine months ended April 2, 2022. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and nine months ended April 2, 2022 and April 3, 2021 (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Beginning period balance	$3.1	$8.9	$4.0	$9.9
Payments of Contingent Consideration	(3.2)	—	(4.4)	—
Fair value adjustment of earn-out liabilities	—	(2.3)	0.3	(3.8)
Currency translation adjustment	0.1	0.1	0.1	0.6
Ending period balance	$—	$6.7	$—	$6.7
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract Assets). As of April 2, 2022, and July 3, 2021, the Company had total unbilled receivables of $7.7 million and $6.2 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

	April 2, 2022
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$81.2	$89.5
Revenue deferrals for new contracts (1)	41.3	98.0
Revenue recognized during the period (2)	(24.6)	(89.6)
Balance at end of period (3)	$97.9	$97.9

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
The value of the transaction price allocated to remaining performance obligations as of April 2, 2022, was $282.7 million. The Company expects to recognize approximately 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 3, 2021	Charged to Costs and Expenses	Deductions (1)	April 2, 2022
Allowance for credit losses	$2.0	$0.8	$(1.3)	$1.5
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	April 2, 2022	July 3, 2021
Finished goods	$43.9	$41.0
Work in process	16.9	16.6
Raw materials	53.1	37.3
Inventories, net	$113.9	$94.9
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	April 2, 2022	July 3, 2021
Prepayments	$12.7	$13.4
Asset held for sale	6.3	6.5
Advances to contract manufacturers	16.0	10.1
Refundable income taxes	10.6	5.9
Transaction tax receivables	9.3	13.2
Other current assets	9.9	7.9
Prepayments and other current assets	$64.8	$57.0
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	April 2, 2022	July 3, 2021
Customer prepayments	$0.6	$0.4
Restructuring accrual	—	0.5
Income tax payable	3.0	22.6
Warranty accrual, current	4.5	4.3
Transaction tax payable	6.6	4.9
Operating lease liabilities (Note 12)	10.2	11.6
Other	10.5	12.8
Other current liabilities	$35.4	$57.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	April 2, 2022	July 3, 2021
Pension and post-employment benefits	$86.9	$97.0
Financing obligation	16.0	16.1
Deferred tax liability	18.5	24.3
Long-term deferred revenue	19.8	19.8
Warranty accrual, non-current	6.2	5.4
Operating lease liabilities (Note 12)	33.3	30.8
Uncertain tax position	10.5	18.3
Other	10.8	14.3
Other non-current liabilities	$202.0	$226.0
Note 7. Investments and Forward Contracts
Short-Term Investments
As of April 2, 2022 the Company’s short-term investments of $1.6 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $0.2 million was invested in money market instruments and $1.1 million was invested in equity securities.
As of July 3, 2021, the Company’s short-term investments of $1.6 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $0.3 million was invested in money market instruments and $1.0 million was invested in equity securities.
Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of Interest income and other income (loss), net.
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
The Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. As of April 2, 2022, the fair value of these contracts of $2.6 million and $4.2 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 3, 2021, the fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of April 2, 2022 and July 3, 2021, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $106.4 million and $114.0 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $33.9 million and $27.8 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income (loss), net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $1.6 million and $4.1 million for the three and nine months ended April 2, 2022 and a loss of $0.1 million and a gain of $13.3 million for the three and nine months ended April 3, 2021, respectively.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of April 2, 2022 and July 3, 2021, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of April 2, 2022 and July 3, 2021 consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2020 and 2019. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	April 2, 2022				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:				40
Asset-backed securities (1)	$0.6	$—	$0.6	$—	$0.4	$—	$0.4	$—
Total debt available-for-sale securities	0.6	—	0.6	—	0.4	—	0.4	—
Money market funds (2)	302.1	302.1	—	—	408.9	408.9	—	—
Trading securities (3)	1.6	1.6	—	—	1.6	1.6	—	—
Foreign currency forward contracts (4)	2.6	—	2.6	—	2.6	—	2.6	—
Total assets	$306.9	$303.7	$3.2	$—	$413.5	$410.5	$3.0	$—

Liability:
Foreign currency forward contracts (5)	$4.2	$—	$4.2	$—	$1.4	$—	$1.4	$—
Contingent consideration (5)	—	—	—	—	4.0	—	—	4.0
Total liabilities	$4.2	$—	$4.2	$—	$5.4	$—	$1.4	$4.0
(1)Included in other non-current assets on the Company’s Consolidated Balance Sheets.
(2)Includes, as of April 2, 2022, $292.7 million in cash and cash equivalents, $3.1 million in restricted cash, and $6.3 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 3, 2021, $401.0 million in cash and cash equivalents, $2.7 million in restricted cash, and $5.2 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Included in short-term investments on the Company’s Consolidated Balance Sheets.
(4)Included in other current assets on the Company’s Consolidated Balance Sheets.
(5)Included in other current liabilities on the Company’s Consolidated Balance Sheets.

Other Fair Value Measures

Fair Value of Long-term Debt: If measured at fair value in the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s long-term debt measured at fair value for the periods presented are as follows:

	April 2, 2022				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Long-term Debt:
3.75% Senior Notes	$374.8	$—	$374.8	$—	$—	$—	$—	$—
1.00% Senior Convertible Notes	295.3	—	295.3	—	646.9	—	646.9	—
1.75% Senior Convertible Notes	109.8	—	109.8	—	300.7	—	300.7	—
Total liabilities	$779.9	$—	$779.9	$—	$947.6	$—	$947.6	$—

See “Note 11. Debt”, for further discussion of the Company’s long-term debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 3, 2021	$349.7	$4.6	$42.2	$396.5
Currency translation adjustments	(7.3)	(0.3)	—	(7.6)
Balance as of April 2, 2022	$342.4	$4.3	$42.2	$388.9
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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended April 2, 2022.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of April 2, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$420.1	$(375.3)	$44.8
Customer relationships	192.4	(181.2)	11.2
Other (1)	36.9	(34.7)	2.2
Total intangibles	$649.4	$(591.2)	$58.2

As of July 3, 2021	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$423.8	$(356.9)	$66.9
Customer relationships	195.4	(180.8)	14.6
Other (1)	37.9	(31.4)	6.5
Total intangibles	$657.1	$(569.1)	$88.0
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of revenues	$7.4	$8.3	$22.7	$24.9
Operating expenses	2.2	8.3	7.5	24.9
Total amortization of intangible assets	$9.6	$16.6	$30.2	$49.8
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of April 2, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2022	$9.4
2023	25.1
2024	10.5
2025	7.0
2026	3.4
Thereafter	2.8
Total amortization	$58.2
The acquired developed technology, customer relationships and other intangibles balance are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of April 2, 2022 and July 3, 2021, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	April 2, 2022	July 3, 2021
Principal amount of 1.00% Senior Convertible Notes due 2024, short-term	$—	$460.0
Unamortized Senior Convertible Notes debt issuance cost, short-term	—	(3.4)
Short-term debt	$—	$456.6

Principal amount of 3.75% Senior Notes, long-term	$400.0	$—
Unamortized 3.75% Senior Notes debt issuance cost	(6.6)	—
Principal amount of 1.75% Senior Convertible Notes, long-term	87.4	225.0
Principal amount of 1.00% Senior Convertible Notes, long-term	227.0	—
Unamortized Senior Convertible Notes debt issuance cost	(1.4)	(0.9)
Long-term debt	$706.4	$224.1
The Company was in compliance with all debt covenants as of April 2, 2022 and July 3, 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of April 2, 2022, the expected remaining term of the 2029 Notes is 7.5 years.
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
As of April 2, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $176.9 million.
Revolving Credit Facility
On May 5, 2020, the Company entered into a credit agreement with Wells Fargo as administrative agent, and other lender related parties. The Company borrowed $150 million and repaid $150 million under this Credit Agreement during the first quarter of fiscal 2022. In connection with the entry into the Senior Secured Asset-Based Revolving Credit Facility noted above, the Company terminated this facility.

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
The 2023 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.75% payable in cash semi-annually in arrears on June 1st and December 1st of each year, beginning December 1, 2018. As of April 2, 2022, the expected remaining term of the 2023 Notes is 1.2 years. The 2023 Notes mature on June 1, 2023 unless earlier converted, redeemed or repurchased. See Senior Note Settlement below.
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

The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of April 2, 2022, the expected remaining term of the 2024 Notes is 1.9 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Note Settlement below.

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

In the first three quarters of fiscal 2022 the closing price of the Company’s stock did not exceed 130% of the applicable conversion price of the 2024 Notes for at least 20 of the last 30 consecutive trading days of the calendar quarter. The carrying value of the 2024 Notes was reclassified to long-term debt as of October 2, 2021.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On March 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company settled $23.2 million principal amount of the 2023 Notes and $26.8 million principal amount of the 2024 Notes in exchange for $64.7 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
After the transaction, the outstanding aggregate principal amount of the 2023 Notes and 2024 Notes was $87.4 million and $227.0 million, respectively, in each case, with terms unchanged.
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Interest expense-contractual interest	$5.0	$2.4	$12.6	$7.1
Amortization of debt issuance cost	0.6	0.5	2.2	1.5
Other	0.8	0.7	2.3	2.2
Total interest expense	$6.4	$3.6	$17.1	$10.8
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
For the three months ended April 2, 2022 and April 3, 2021, the total operating lease costs were $3.5 million and $3.6 million, respectively. For the nine months ended April 2, 2022 and April 3, 2021, the total operating lease costs were $10.7 million and $10.4 million, respectively. Total variable lease costs were immaterial during the three and nine months ended April 2, 2022 and April 3, 2021. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of April 2, 2022, the weighted-average remaining lease term was 7.3 years, and the weighted-average discount rate was 4.4%.
For the three months ended April 2, 2022 and April 3, 2021, cash paid for amounts included in the measurement of operating lease liabilities were $3.8 million and $3.3 million, respectively; and operating right-of-use (ROU) assets obtained in exchange of new operating lease liabilities were $3.9 million and $2.8 million, respectively.
For the nine months ended April 2, 2022 and April 3, 2021, cash paid for amounts included in the measurement of operating lease liabilities were $12.5 million and $11.4 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $10.3 million and $6.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The balance sheet information related to the Company’s operating leases is as follows (in millions):

April 2, 2022
Other non-current assets	$45.9
Total operating ROU assets	$45.9

Other current liabilities	$10.2
Other non-current liabilities	33.3
Total operating lease liabilities	$43.5

Future minimum operating lease payments as of April 2, 2022 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2022	$1.1
2023	11.6
2024	9.2
2025	7.2
2026	5.4
Thereafter	16.7
Total lease payments	51.2
Less: Interest	(7.7)
Present value of lease liabilities	$43.5

Note 13. Restructuring and Related Charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. There were no restructuring charges or benefits recorded during the three months ended April 2, 2022. During the nine months ended April 2, 2022, the Company recorded restructuring related benefits of $0.1 million. During the three and nine months ended April 3, 2021, the Company recorded restructuring related benefits of $0.4 million and of $0.8 million, respectively. A summary of the activity in the restructuring plan is outlined below (in millions):

Fiscal 2019 NSE,
Including AW Plan
Beginning of period balance, July 3, 2021 (1)	$0.5
Cash settlements	(0.4)
Restructuring and related benefits	(0.1)
End of period balance, April 2, 2022	$—
(1)    Included in other current liabilities on the Consolidated Balance Sheets as of July 3, 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14. Income Taxes
The Company recorded an income tax provision of $9.4 million and $25.3 million for the three and nine months ended April 2, 2022, respectively. The Company recorded an income tax provision of $14.2 million and $35.3 million for the three and nine months ended April 3, 2021, respectively.
The income tax provision for the three and nine months ended April 2, 2022 and April 3, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss. The income tax provision for the nine months ended April 2, 2022 includes a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of April 2, 2022, and July 3, 2021, the Company’s unrecognized tax benefits totaled $50.2 million and $55.5 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $1.6 million accrued for the payment of interest and penalties as of April 2, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
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
During the three months ended April 2, 2022, the Company repurchased 4.2 million shares of its common stock for $70.6 million under the 2021 Repurchase Plan. During the nine months ended April 2, 2022, the Company repurchased 11.7 million shares of its common stock for $190.0 million under the 2021 Repurchase Plan. As of April 2, 2022, there is no remaining authorization under this plan.
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
During the three months ended April 2, 2022 the Company repurchased 0.5 million shares of its common stock for $8.1 million under the 2019 Repurchase Plan. During the nine months ended April 2, 2022, the Company repurchased 1.0 million shares of its common stock for $16.6 million under the 2019 Repurchase Plan. As of April 2, 2022, the Company had remaining authorization of $96.4 million for future share repurchases under the 2019 Repurchase Plan.
Under the 2019 Repurchase Plan the number of shares to be repurchased and the timing of such repurchases will be based on several factors, including business and financial market conditions.

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
During the nine months ended April 2, 2022 and April 3, 2021, the Company granted $2.4 million and $3.2 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended April 2, 2022 and April 3, 2021 were estimated to be $39.8 million and $44.8 million, respectively. Time-based restricted stock awards granted to eligible employees generally vest in annual or quarterly installments over a period of four years, are subject to the employees’ continuing service to the Company and do not have an expiration date.
During the nine months ended April 2, 2022 and April 3, 2021, the Company granted $0.4 million and $1.1 million, performance-based awards, respectively. In addition, during the nine months ended April 3, 2021, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the nine months ended April 2, 2022. The aggregate grant-date fair value of performance-based awards granted during the nine months ended April 2, 2022 and April 3, 2021 were estimated to be $7.9 million and $15.7 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date. Performance-based awards with market conditions were valued using a Monte Carlo simulation.
As of April 2, 2022, $71.4 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 2, 2022 and April 3, 2021, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Cost of revenues	$1.3	$1.2	$4.1	$3.6
Research and development	$2.1	2.2	$6.4	6.7
Selling, general and administrative	$9.4	7.6	$29.2	23.1
Total stock-based compensation expense	$12.8	$11.0	$39.7	$33.4
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of April 2, 2022 and April 3, 2021.

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
As of April 2, 2022, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended April 2, 2022, the Company contributed $0.9 million to the U.K. plan and $4.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Service cost	$—	$0.1	$0.1	$0.3
Interest cost	0.4	0.4	1.2	1.0
Expected return on plan assets	(0.4)	(0.4)	(1.3)	(1.2)
Amortization of net actuarial losses	0.8	0.8	2.3	2.3
Net periodic benefit cost	$0.8	$0.9	$2.3	$2.4
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $9.0 million related to its defined benefit pension plans during fiscal 2022 to make current benefit payments and fund future obligations. As of April 2, 2022, approximately $5.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 3, 2021.
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a motion for summary judgement on the deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of April 2, 2022, the related accrued pension liability was £7.0 million or $9.2 million.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of April 2, 2022, the Company had standby letters of credit of $9.4 million, performance bonds and other claims of $2.3 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended April 2, 2022 and April 3, 2021, (in millions):

	Three Months Ended		Nine Months Ended
	April 2, 2022	April 3, 2021	April 2, 2022	April 3, 2021
Balance as of beginning of period	$10.8	$9.6	$9.7	$9.4
Provision for warranty	2.0	0.5	4.6	2.5
Utilization of reserve	(1.1)	(0.3)	(2.2)	(1.6)
Adjustments to pre-existing warranties (includes changes in estimates)	(1.0)	(0.2)	(1.4)	(0.7)
Balance as of end of period	$10.7	$9.6	$10.7	$9.6
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
The following tables present information on the Company’s reportable segments for the three months ended April 2, 2022 and April 3, 2021 (in millions):

	Three Months Ended April 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$176.7	$14.5	$191.2	$84.6	$—	$275.8
Service revenue	27.6	12.0	39.6	0.1	—	39.7
Net revenue	$204.3	$26.5	$230.8	$84.7	$—	$315.5

Gross profit	$130.3	$18.3	$148.6	$47.0	$(8.7)	$186.9
Gross margin	63.8%	69.1%	64.4%	55.5%		59.2%

Operating income			$34.4	$33.3	$(26.9)	$40.8
Operating margin			14.9%	39.3%		12.9%

	Three Months Ended April 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$166.5	$7.9	$174.4	$92.2	$—	$266.6
Service revenue	24.4	12.4	36.8	—	—	36.8
Net revenue	$190.9	$20.3	$211.2	$92.2	$—	$303.4

Gross profit	$123.1	$12.4	$135.5	$55.9	$(9.4)	$182.0
Gross margin	64.5%	61.1%	64.2%	60.6%		60.0%

Operating income			$20.9	$40.5	$(25.5)	$35.9
Operating margin			9.9%	43.9%		11.8%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	April 2, 2022	April 3, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$195.6	$191.4
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(7.4)	(8.3)
Other (charges) benefits unrelated to core operating performance (1)	(0.1)	0.1
GAAP gross profit	$186.9	$182.0

Corporate reconciling items impacting operating income:
Total segment operating income	$67.7	$61.4
Stock-based compensation	(12.8)	(11.0)
Amortization of intangibles	(9.6)	(16.6)
Change in fair value of contingent liability	—	2.3
Other charges unrelated to core operating performance (1)	(4.5)	(0.6)
Restructuring and related benefits	—	0.4
GAAP operating income from continuing operations	$40.8	$35.9
(1)    During the three months ended April 2, 2022 and April 3, 2021, other (charges) benefits unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

	Nine Months Ended April 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$545.9	$42.6	$588.5	$253.8	$—	$842.3
Service revenue	77.7	36.7	114.4	0.4	—	114.8
Net revenue	$623.6	$79.3	$702.9	$254.2	$—	$957.1

Gross profit	$401.0	$54.4	$455.4	$143.8	$(26.8)	$572.4
Gross margin	64.3%	68.6%	64.8%	56.6%		59.8%

Operating income			$110.7	$104.6	$(78.3)	$137.0
Operating margin			15.7%	41.1%		14.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended April 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$462.1	$28.5	$490.6	$286.0	$—	$776.6
Service revenue	71.8	39.0	110.8	0.6	—	111.4
Net revenue	$533.9	$67.5	$601.4	$286.6	$—	$888.0

Gross profit	$339.9	$44.3	$384.2	$175.3	$(28.0)	$531.5
Gross margin	63.7%	65.6%	63.9%	61.2%		59.9%

Operating income			$56.4	$132.4	$(79.3)	$109.5
Operating margin			9.4%	46.2%		12.3%

	Nine Months Ended
	April 2, 2022	April 3, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$599.2	$559.5
Stock-based compensation	(4.0)	(3.6)
Amortization of intangibles	(22.7)	(24.9)
Other (charges) benefits unrelated to core operating performance (1)	(0.1)	0.5
GAAP gross profit	$572.4	$531.5

Corporate reconciling items impacting operating income:
Total segment operating income	$215.3	$188.8
Stock-based compensation	(39.7)	(33.4)
Amortization of intangibles	(30.2)	(49.8)
Change in fair value of contingent liability	(0.3)	3.8
Other charges unrelated to core operating performance (1)	(8.2)	(0.7)
Restructuring and related benefits	0.1	0.8
GAAP operating income from continuing operations	$137.0	$109.5
(1)    During the nine months ended April 2, 2022 and April 3, 2021, other (charges) benefits unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and nine months ended April 2, 2022 and April 3, 2021 (in millions):

	Three Months Ended
	April 2, 2022			April 3, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$72.5	$14.9	$87.4	$64.4	$13.0	$77.4
Other Americas	17.9	3.5	21.4	21.2	3.2	24.4
Total Americas	$90.4	$18.4	$108.8	$85.6	$16.2	$101.8

Asia-Pacific:
Greater China	$63.9	$1.9	$65.8	$69.1	$2.8	$71.9
Other Asia-Pacific	43.3	5.4	48.7	26.0	4.3	30.3
Total Asia-Pacific	$107.2	$7.3	$114.5	$95.1	$7.1	$102.2

EMEA:
Switzerland	$18.7	$0.1	$18.8	$18.0	$0.1	$18.1
Other EMEA	59.5	13.9	73.4	67.9	13.4	81.3
Total EMEA	$78.2	$14.0	$92.2	$85.9	$13.5	$99.4

Total net revenue	$275.8	$39.7	$315.5	$266.6	$36.8	$303.4

	Nine Months Ended
	April 2, 2022			April 3, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$239.8	$41.1	$280.9	$202.5	$41.3	$243.8
Other Americas	64.3	10.8	75.1	51.5	10.3	61.8
Total Americas	$304.1	$51.9	$356.0	$254.0	$51.6	$305.6

Asia-Pacific:
Greater China	$188.1	$6.8	$194.9	$216.3	$7.8	$224.1
Other Asia	122.4	14.5	136.9	71.4	11.3	82.7
Total Asia-Pacific	$310.5	$21.3	$331.8	$287.7	$19.1	$306.8

EMEA:
Switzerland	$43.4	$0.3	$43.7	$55.7	$0.3	$56.0
Other EMEA	184.3	41.3	225.6	179.2	40.4	219.6
Total EMEA	$227.7	$41.6	$269.3	$234.9	$40.7	$275.6

Total net revenue	$842.3	$114.8	$957.1	$776.6	$111.4	$888.0

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
•The possible impact of the Russia-Ukraine conflict on our business;
•Our expectations regarding demand for our products, including industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;
•Our plans for growth and innovation opportunities;
•Financial projections and expectations, including our capital markets and liquidity strategy, profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements and our estimation of the potential impact and materiality of litigation;
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
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage device manufacturers, storage network and switch vendors, radio and avionics commercial companies, OEMs, and civil, state and federal agencies. Our customers include América Móvil, AT&T Inc., Lumen Technologies (formerly CenturyLink Inc.), Cisco Systems, Inc., Nokia, British Telecom Openreach, Deutsche Telekom AG and Verizon Communications, Inc.

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
Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine, particularly in developing nations, has exceeded supply. New and potentially more contagious variants of the virus have developed in several countries and regions in which we operate.

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

We have a global supply chain footprint with our primary manufacturing located in China, France, Germany, United Kingdom and the United States. We have experienced increased freight and logistics costs due to supply chain shortages resulting in extended lead times with respect to our NE Field Instrument products. Our supply chain team has been working to meet our customer needs by executing on a risk mitigation plan, including multi-sourcing, pre-ordering components, transforming our logistics network, prioritizing critical customers, working with local government agencies to understand challenges, and partnering on solutions that limit disruptions to our operations while ensuring the safety of our employees, partners and suppliers. Nonetheless, surges in infection rate, new shutdowns or quarantines, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Although COVID-19 has brought unprecedented challenges, we believe that we have a robust and adaptable supply chain. While our industry faced supply chain challenges resulting from the COVID-19 pandemic such as diminished manufacturing capacity and material shortages resulted in extended lead-times, increased logistics costs, and product volume impact, these factors did not materially impact our business in fiscal year 2021. In the first nine months of fiscal year 2022, we experienced higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement, due to inflationary pressure. We expect these high costs to continue through the remainder of fiscal year 2022.

As the pandemic spread across the globe in Spring 2020, there was a tightening of the credit markets. We entered into a $300 million secured credit facility in May 2020 to strengthen our liquidity position. In December 2021, we terminated this facility and entered into a $300 million asset-based secured credit facility. While capital markets and worldwide economies have stabilized and recovered since being acutely impacted by the COVID-19 pandemic, in the event of a prolonged global recession, we could face future liquidity challenges and may not be able to obtain additional financing on favorable terms or at all.

We intend to comply with applicable governmental vaccine and/or quarantine mandates. Such mandates could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow

Despite the continued challenges that we are facing due to the COVID-19 pandemic, we remain confident that the actions that we are taking to manage such challenges, combined with our strong liquidity, position us well to navigate through the current economic environment and continue to execute on our long-term value creation strategy. We expect 5G Wireless and Fiber to continue driving growth and profitability in fiscal 2022.

Recent Global Events

Due to the ongoing conflict between Russia and Ukraine, the US, EU and UK have broadened restrictions on exports to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. While sales in the region are not material to our total consolidated revenues or net income and we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities at this time. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including the ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, the impact on our future operations and results in the region remains uncertain.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 2, 2022	April 3, 2021	Change	Percent Change	April 2, 2022	April 3, 2021	Change	Percent Change
Segment net revenue:
NE	$204.3	$190.9	$13.4	7.0%	$623.6	$533.9	$89.7	16.8%
SE	26.5	20.3	6.2	30.5%	79.3	67.5	11.8	17.5%
OSP	84.7	92.2	(7.5)	(8.1)%	254.2	286.6	(32.4)	(11.3)%
Total net revenue	$315.5	$303.4	$12.1	4.0%	$957.1	$888.0	$69.1	7.8%

Amortization of acquired technologies	$7.4	$8.3	$(0.9)	(10.8)%	$22.7	$24.9	$(2.2)	(8.8)%
Percentage of net revenue	2.3%	2.7%			2.4%	2.8%

Gross profit	$186.9	$182.0	$4.9	2.7%	$572.4	$531.5	$40.9	7.7%
Gross margin	59.2%	60.0%			59.8%	59.9%

Research and development	$54.9	$52.1	$2.8	5.4%	$159.0	$150.9	$8.1	5.4%
Percentage of net revenue	17.4%	17.2%			16.6%	17.0%

Selling, general and administrative	$89.0	$86.1	$2.9	3.4%	$269.0	$247.0	$22.0	8.9%
Percentage of net revenue	28.2%	28.4%			28.1%	27.8%

Amortization of other intangibles	$2.2	$8.3	$(6.1)	(73.5)%	$7.5	$24.9	$(17.4)	(69.9)%
Percentage of net revenue	0.7%	2.7%			0.8%	2.8%

Restructuring and related charges (benefits)	$—	$(0.4)	$0.4	(100.0)%	$(0.1)	$(0.8)	$0.7	(87.5)%
Percentage of net revenue	—%	0.1%			—%	0.1%

Loss on convertible note exchange	$(6.4)	$—	$(6.4)	100.0%	$(98.7)	$—	$(98.7)	100.0%
Percentage of net revenue	2.0%	—%			10.3%	—%

Interest income and other income (loss), net	$0.6	$(0.9)	$1.5	(166.7)%	$3.1	$0.8	$2.3	287.5%
Percentage of net revenue	0.2%	0.3%			0.3%	0.1%

Interest expense	$(6.4)	$(3.6)	$(2.8)	(77.8)%	$(17.1)	$(10.8)	$(6.3)	(58.3)%
Percentage of net revenue	2.0%	1.2%			1.8%	1.2%

Provision for income taxes	$9.4	$14.2	$(4.8)	(33.8)%	$25.3	$35.3	$(10.0)	(28.3)%
Percentage of net revenue	3.0%	4.7%			2.6%	4.0%

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
COVID-19

Given the dynamic nature of this situation, the Company cannot reasonably estimate the ultimate impacts of COVID-19 on our financial condition, results of operations or cash flows in the future. However, if new, and potentially more virulent variants continue to emerge, and there are continued delays in resumption of normal business operations and activities, we expect that it could have a material negative impact on our future revenue growth as well as our overall profitability.
Three months ended April 2, 2022 and April 3, 2021
Net revenue increased by $12.1 million, or 4.0%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Product revenues increased by $9.2 million, or 3.5%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments, partially offset by revenue decrease in our OSP segment.
Service revenues increased by $2.9 million, or 7.9%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and OSP segments, partially offset by revenue decrease in our SE segment.
NE net revenue increased by $13.4 million, or 7.0%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was primarily driven by increased revenue volume from our Field Instruments and Lab and Production Equipment, including Fiber products.
SE net revenue increased by $6.2 million, or 30.5%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was primarily driven by increased revenue from our Growth Assurance and Data Center products.
OSP net revenue decreased by $7.5 million, or 8.1%, during the three months ended April 2, 2022 compared to the same period a year ago. This decrease was primarily driven by decreased revenue from our Anti-Counterfeiting Product lines.
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

	Three Months Ended				Nine Months Ended
	April 2, 2022		April 3, 2021		April 2, 2022		April 3, 2021
Americas:
United States	$87.4	27.7%	$77.4	25.5%	$280.9	29.4%	$243.8	27.5%
Other Americas	21.4	6.8%	24.4	8.1%	75.1	7.8%	61.8	7.0%
Total Americas	$108.8	34.5%	$101.8	33.6%	$356.0	37.2%	$305.6	34.5%

Asia-Pacific:
Greater China	$65.8	20.9%	$71.9	23.7%	$194.9	20.4%	$224.1	25.2%
Other Asia-Pacific	48.7	15.4%	30.3	10.0%	136.9	14.3%	82.7	9.3%
Total Asia-Pacific	$114.5	36.3%	$102.2	33.7%	$331.8	34.7%	$306.8	34.5%

EMEA:
Switzerland	$18.8	6.0%	$18.1	6.0%	$43.7	4.6%	$56.0	6.3%
Other EMEA	73.4	23.2%	81.3	26.7%	225.6	23.5%	219.6	24.7%
Total EMEA	$92.2	29.2%	$99.4	32.7%	$269.3	28.1%	$275.6	31.0%

Total net revenue	$315.5	100.0%	$303.4	100.0%	$957.1	100.0%	$888.0	100.0%
Net revenue from customers outside the Americas during the three and nine months ended April 2, 2022 represented 65.5% and 62.8% of net revenue, respectively. Net revenue from customers outside the Americas during the three and nine months ended April 3, 2021 represented 66.4% and 65.5% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.8 percentage points during the three months ended April 2, 2022 from 60.0% in the same period a year ago to 59.2% in the current period. This decrease was primarily driven by gross margin reduction in our NE and OSP segment as discussed below in the Operating Segment Information section. This decrease was partially offset by higher revenue volume and favorable product mix within our SE segments.

Gross margin decreased by 0.1 percentage points during the nine months ended April 2, 2022 from 59.9% in the same period a year ago to 59.8% in the current period. This decrease was primarily driven by gross margin reduction in our OSP segment as discussed below in the Operating Segment Information section. This decrease was partially offset by higher revenue volume and favorable product mix within our NE and SE segments.
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
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles decreased $7.0M or 42.2% during the three months ended April 2, 2022 compared to the same period a year ago. This decrease is primarily due to the runoff of intangible assets becoming fully amortized in fiscal 2021.
Amortization of acquired technologies and intangibles decreased $19.6M or 39.4% during the nine months ended April 2, 2022 compared to the same period a year ago. This decrease is primarily due to the runoff of intangible assets becoming fully amortized in fiscal 2021.
Research and Development
R&D expense increased by $2.8 million, or 5.4%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense increased by 0.2 percentage points during the three months ended April 2, 2022 compared to the same period a year ago.
R&D expense increased by $8.1 million, or 5.4%, during the nine months ended April 2, 2022 compared to the same period a year ago. This increase was driven by targeted investments to support increased demand for our key product lines. As a percentage of net revenue, R&D expense decreased by 0.4 percentage points during the nine months ended April 2, 2022 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $2.9 million, or 3.4%, during the three months ended April 2, 2022 compared to the same period a year ago. This increase was primarily due to targeted investments in people, processes and technology. As a percentage of net revenue, SG&A decreased 0.2 percentage points during the three months ended April 2, 2022 compared to the same period a year ago.

SG&A expense increased by $22.0 million, or 8.9%, during the nine months ended April 2, 2022 compared to the same period a year ago. This increase was primarily due to targeted investments in people, processes and technology. As a percentage of net revenue, SG&A increased 0.3 percentage points during the nine months ended April 2, 2022 compared to the same period a year ago.
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, integrate various acquisitions, rationalize the manufacturing of our products and align our businesses to address market conditions.
As of April 2, 2022 the Company did not have a restructuring accrual compared to an accrual of $0.5 million as of July 3, 2021. For the three months ended April 2, 2022, there were no restructuring charges or benefits recorded. During the nine months ended April 2, 2022, the Company recorded restructuring benefits of $0.1 million. During the three and nine months ended April 3, 2021, the Company recorded restructuring and related benefits of $0.4 million and $0.8 million, respectively. Refer to “Note 13. Restructuring and Related Charges” for more information.

Loss on convertible note exchange
During the three months ended April 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid $64.7 million in cash in exchange for $23.2 million principal amount of the 2023 Notes and $26.8 million principal amount of the 2024 Notes. The Company recorded a loss of $6.4 million in connection with the transactions.

During the nine months ended April 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $320.2 million in cash in exchange for $137.6 million principal amount of the 2023 Notes and $233.0 million principal amount of the 2024 Notes. The Company recorded a loss of $98.7 million in connection with the settlement transactions.
Interest income and other income (loss), net
Interest income and other income (loss), net, was $0.6 million during the three months ended April 2, 2022 compared to $(0.9) million during the same period a year ago. This $1.5 million increase was primarily driven by a favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest income and other income, net, was $3.1 million during the nine months ended April 2, 2022 compared to $0.8 million during the same period a year ago. This $2.3 million increase was primarily driven by a favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $2.8 million or 77.8% during the three months ended April 2, 2022 compared to the same period a year ago. This increase was primarily due to higher debt levels, the higher interest rate on Senior Notes due 2029 and amortization of issuance costs as a result of the issuance of Senior Notes due 2029 in September 2021.
Interest expense increased by $6.3 million or 58.3% during the nine months ended April 2, 2022 compared to the same period a year ago. This increase was primarily due to higher debt levels, the higher interest rate on Senior Notes due 2029 and amortization of issuance costs as a result of the issuance of Senior Notes due 2029 in September 2021.
Provision for Income Taxes
We recorded an income tax provision of $9.4 million and $25.3 million for the three and nine months ended April 2, 2022, respectively. We recorded an income tax provision of $14.2 million and $35.3 million for the three and nine months ended April 3, 2021, respectively.
The income tax provision for the three and nine months ended April 2, 2022 and April 3, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss. The income tax provision for the nine months ended April 2, 2022 includes a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of April 2, 2022, and July 3, 2021, our unrecognized tax benefits totaled $50.2 million and $55.5 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $1.6 million accrued for the payment of interest and penalties as of April 2, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	April 2, 2022	April 3, 2021	Change	Percentage Change	April 2, 2022	April 3, 2021	Change	Percentage Change
Network Enablement
Net revenue	$204.3	$190.9	$13.4	7.0%	$623.6	$533.9	$89.7	16.8%
Gross profit	130.3	123.1	7.2	5.8%	401.0	339.9	61.1	18.0%
Gross margin	63.8%	64.5%			64.3%	63.7%

Service Enablement
Net revenue	$26.5	$20.3	$6.2	30.5%	$79.3	$67.5	$11.8	17.5%
Gross profit	18.3	12.4	5.9	47.6%	54.4	44.3	10.1	22.8%
Gross margin	69.1%	61.1%			68.6%	65.6%

Network and Service Enablement
Net revenue	$230.8	$211.2	$19.6	9.3%	$702.9	$601.4	$101.5	16.9%
Operating income	34.4	20.9	13.5	64.6%	110.7	56.4	54.3	96.3%
Operating margin	14.9%	9.9%			15.7%	9.4%

Optical Security and Performance
Net revenue	$84.7	$92.2	$(7.5)	(8.1)%	$254.2	$286.6	$(32.4)	(11.3)%
Gross profit	47.0	55.9	(8.9)	(15.9)%	143.8	175.3	(31.5)	(18.0)%
Gross margin	55.5%	60.6%			56.6%	61.2%
Operating income	33.3	40.5	(7.2)	(17.8)%	104.6	132.4	(27.8)	(21.0)%
Operating margin	39.3%	43.9%			41.1%	46.2%
Network Enablement
During the three months ended April 2, 2022, NE gross margin decreased by 0.7 percentage points from 64.5% in the same period a year ago to 63.8% in the current period, reflecting an unfavorable product mix.
During the nine months ended April 2, 2022, NE gross margin increased by 0.6 percentage points from 63.7% in the same period a year ago to 64.3% in the current period, reflecting higher revenue volumes and favorable product mix.
Service Enablement
During the three months ended April 2, 2022, SE gross margin increased by 8.0 percentage points from 61.1% in the same period a year ago to 69.1% in the current period. This increase was primarily due to higher revenue and favorable product mix.
During the nine months ended April 2, 2022, SE gross margin increased by 3.0 percentage points from 65.6% in the same period a year ago to 68.6% in the current period. This increase was primarily due to higher revenue and favorable product mix.
Network and Service Enablement (NSE)
During the three months ended April 2, 2022, NSE operating margin increased by 5.0 percentage points from 9.9% in the same period a year ago to 14.9% in the current period. This increase in operating margin was primarily driven by higher revenue volume.
During the nine months ended April 2, 2022, NSE operating margin increased by 6.3 percentage points from 9.4% in the same period a year ago to 15.7% in the current period. This increase in operating margin was primarily driven by higher revenue volume.

Optical Security and Performance Products
During the three months ended April 2, 2022, OSP gross margin decreased by 5.1 percentage points from 60.6% in the same period a year ago to 55.5% in the current period. This decrease was primarily due to lower revenue, corresponding reduced manufacturing absorption and unfavorable product mix.
During the nine months ended April 2, 2022, OSP gross margin decreased by 4.6 percentage points from 61.2% in the same period a year ago to 56.6% in the current period. This decrease was primarily due to lower revenue, corresponding reduced manufacturing absorption and unfavorable product mix.
OSP operating margin decreased by 4.6 percentage points during the three months ended April 2, 2022 from 43.9% in the same period a year ago to 39.3% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
OSP operating margin decreased by 5.1 percentage points during the nine months ended April 2, 2022 from 46.2% in the same period a year ago to 41.1% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
Liquidity and Capital Resources
As of April 2, 2022 and July 3, 2021, we had assets classified as cash and cash equivalents, as well as short-term investments and short-term restricted cash, in an aggregate amount of $596.0 million and $703.7 million, respectively.
Our cash investments are made in accordance with an investment policy approved by the Audit Committee of our Board of Directors and has not changed from that disclosed in our Form 10-K for the fiscal year ended July 3, 2021. As of April 2, 2022, U.S. entities owned approximately 36.4% of our cash and cash equivalents, short-term investments and short-term restricted cash.
As of April 2, 2022, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Although we intend to hold these investments to maturity, in the event that we are required to sell any of these securities under adverse market conditions, losses could be recognized on such sales. During the three months ended April 2, 2022, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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

As of April 2, 2022, we had no amounts outstanding under the Credit Agreement. In connection with the entry into the Credit Agreement described above, the Company terminated its existing $300 million revolving credit agreement, dated May 5, 2020.
Nine Months Ended April 2, 2022
As of April 2, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $106.9 million to $601.5 million from $708.4 million as of July 3, 2021.
During the nine months ended April 2, 2022, Cash provided by operating activities was $104.5 million, consisting of net loss of $1.0 million adjusted for non-cash charges (e.g., loss on convertible note settlement, depreciation, amortization, stock-based compensation and other non-cash items) which totaled $192.1 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $86.6 million. Changes in our operating assets and liabilities related primarily to a decrease in income taxes payable of $27.5 million, an increase in inventory of $26.5 million, an increase in accounts receivable of $19.2 million, a decrease in accrued payroll and related expenses of $16.9 million, a decrease in accounts payable of $4.9 million and an increase in other current and non-current assets of $2.5 million. These were partially offset by an increase in deferred revenue of $9.8 million and an increase in accrued expenses and other current and non-current liabilities of $1.1 million.
During the nine months ended April 2, 2022, Cash used in investing activities was $51.2 million, primarily related to $53.4 million of cash used for capital expenditures and $1.2 million of cash used for acquisitions, offset by $3.4 million proceeds from sales of assets.
During the nine months ended April 2, 2022, Cash used in financing activities was $151.3 million, primarily resulting from $324.3 million paid in connection with the Convertible Note Exchange transactions, $207.0 million cash paid to repurchase common stock under our share repurchase program, $12.5 million in withholding tax payments on the vesting of restricted stock awards, $10.2 million debt issuance costs paid in the period and $5.1 million in other payments, primarily acquisition related. These were partially offset by $400.0 million gross proceeds from issuance of the 3.75% Notes due 2029, and $7.8 million in proceeds from the issuance of common stock under our employee stock purchase plan.
We believe that our existing cash balances and investments will be sufficient to meet our liquidity and capital spending requirements over the next twelve months. However, there are a number of risks and uncertainties that could positively or negatively impact our liquidity position, which are detailed in Item 1A “Risk Factors.”
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2022.
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

Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is partially funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of April 2, 2022, our pension plans were under-funded by $92 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of April 2, 2022, the fair value of plan assets had decreased approximately 4.8% since July 3, 2021, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 2, 2022.
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
The ongoing COVID-19 pandemic has resulted in a widespread health crisis that adversely affected the broader economies, financial markets and may affect the overall demand environment for our products and services.
In response to the COVID-19 pandemic, we prioritized employee, customer and partner safety and temporarily shut down, slowed or limited activity in certain locations, including limiting production in certain locations to essential business needs, all in conjunction with federal, state and local health and safety regulations and shelter-in-place orders. As we transition to a hybrid work model, we are now beginning to resume normal business operations with certain continued limitations on business travel, participation in trade shows, marketing activities, sales and development activities.
We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges. In the first nine months of fiscal year 2022, we experienced higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement, due to inflationary pressure. We expect these high costs to continue through the remainder of fiscal year 2022. NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.
Worldwide distribution by central governments of the vaccines commenced in late 2020. There have been logistical and operational challenges with the rollout and global demand for the vaccine has far exceeded supply, particularly in developing nations. New and potentially more contagious variants of the virus are developing in several countries and regions in which we operate.
As normal business operations resume and we transition to a hybrid work model, we are expanding globally the safety measures we have already undertaken at sites conducting essential business, such as enhanced sanitation procedures, health checks and social distancing protocols, none of which can completely eliminate the risk of exposure or spread of COVID-19. There could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts.
We intend to comply with governmental vaccine and/or quarantine mandates. Such mandates, could, in some circumstances, result in skilled labor impacts including voluntary attrition or difficulty finding labor, or otherwise adversely affect our ability to operate our manufacturing facilities, obtain supplies, or deliver our products in a timely manner. Some laws and directives may also hinder our ability to move certain products across borders. Economic conditions can also influence order patterns. These factors could negatively impact our consolidated results of operations and cash flow.
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

Any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns or quarantines, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Further, ongoing supply chain constraints and inflationary pressure could have a negative impact on our results. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.
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
Markets for 5G infrastructure may not develop in the manner or in the time periods we anticipate. If domestic and global economic conditions worsen, including as a result of the COVID-19 pandemic, overall spending on 5G infrastructure may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to 5G may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in this area. Further, the COVID-19 pandemic resulted in global work-office shut down and Work-From-Home policies among network service providers, NEMs and related supply chain.  This in turn disrupted and delayed new network construction build out, general network maintenance and new technology development.
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
The spread of COVID-19 has and is likely to continue to affect the manufacturing and shipment of goods globally. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants as a result of efforts to limit the spread of COVID-19 could adversely impact our business. Worldwide travel restrictions have been imposed by many countries, including air travel and transport, that have caused and are likely to continue to cause delays in shipment of our products as well as increased logistics costs.
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
The commercialization of certain of the products we design, manufacture and distribute through our OSP segment may be more costly due to required government approval and industry acceptance processes. Development of applications for our anti-counterfeiting and special effects pigments may require significant testing that could delay our sales. For example, durability testing by the automobile industry of our special effects pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.
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
Due to the ongoing conflict between Russia and Ukraine, the US, EU and UK have broadened restrictions on exports to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. While sales in the region are not material to our total consolidated revenues or net income and we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities at this time. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including the ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, the impact on our future operations and results in the region remains uncertain.

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

Management Transitions and Talent Retention Create Uncertainties and Could Harm our Business.

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the change of our headquarters to Scottsdale, Arizona, effective January 1, 2021. As remote work has become more available, the competition for highly qualified talent has intensified. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We are required to annually evaluate the effectiveness of the design and operation of our internal controls over financial reporting. Based on these evaluations, we may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. In addition, our independent registered public accounting firm must report on the effectiveness of our internal control over financial reporting. While management evaluates the effectiveness of our internal controls on a regular basis, these controls may not always be effective. A material weakness in our internal controls has been identified in the past, and we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective, which could have an adverse effect on our business, financial condition and the market price of our common stock and other securities.
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

Date: May 5, 2022	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)