Form 10-K
period 2022-07-02
VIAVI SOLUTIONS INC.
filed 2022-08-19
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 2, 2022
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1445 South Spectrum Blvd, Suite 102 , Chandler, Arizona 85286
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

As of January 1, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4.1 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 31, 2022, the Registrant had 226,257,546 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of July 2, 2022 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended July 2, 2022 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring and assurance solutions for communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence and virtualization. VIAVI is also a leader in light management solutions for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
To serve our markets, we operate in the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:
•Market leadership in physical and virtualized test and measurement instruments and assurance systems with opportunity to grow market share;
•Market leadership in anti-counterfeiting pigments, 3D sensing optical filters and other light management technologies;
•Market leadership in 5G wireless, public safety radio and navigation/communication transponder test instruments as well as passive optical components for 3D sensing and other optical sensors;
•Increase benefit from the use of our net operating loss carryforwards (NOL) by improving our profitability organically and inorganically; and
•Greater flexibility in capital structure in support of our strategic plans.
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

Business Segments
We operate in two broad business categories: Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP). NSE operates in two reportable segments, NE and SE, whereas OSP operates as a single segment. Our NSE and OSP businesses are each organized with their own engineering, manufacturing and dedicated sales and marketing groups focused on each of the markets we serve to better support our customers and respond quickly to market needs. In addition, our segments share common corporate services that provide capital, legal, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.
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
Within the NE product portfolio, our wireless products consist of flexible application software and multi-function hardware that our customers can easily use as standalone test and measurement solutions or combine with industry-standard computers, networks and third-party devices to create measurement, automation and embedded systems. Our Radio Access Network (RAN) to Core test and validation product addresses the various communications infrastructure market segments.
Our AvComm products are a global leader in test and measurement (T&M) instrumentation for communication and safety in the government, aerospace and military markets.  AvComm solutions encompass a full spectrum of instrumentation from turnkey systems, stand-alone instruments or modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools.
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
Customers
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, radio and avionics commercial companies, OEMs, state and federal agencies, utilities, law enforcement, military contractors and the armed forces and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Cisco Systems, Inc., Nokia Corporation, British Telecom Openreach, Deutsche Telekom AG and Verizon Communications Inc.
For further information related to our customers, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.
Competition
NE competitors include Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., Rohde & Schwarz, VeEX Inc. and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless products available in the network enablement industry.

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
Lab Instruments: Primarily consisting of (a) fiber optic production lab tests; (b) optical transport products; (c) computing and storage network test products; and (d) wireless products.
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
Our network performance management products help enterprise IT and security teams monitor and optimize connectivity for their employees across on-premise and cloud domains and conduct preventative and forensic analysis to address rising security challenges. This functionality has become more critical as organizations continue to operate under remote working procedures, increasing network challenges and security risks.
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
For further information related to our customers, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.

Competition
SE segment competitors include NetScout Systems, Inc., Riverbed Technology, Inc. and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of wireline and wireless monitoring solutions available in the service enablement industry.
Offerings
Our SE solutions are embedded network systems, including instruments, microprobes and software that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization. These solutions provide our customers enhanced network management, control, optimization and differentiation. Our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, and help to make necessary repairs faster, which lowers costs while providing higher quality and more reliable services.
Our SE products and associated services are, as follows:
Data Center: Primarily consisting of our network performance monitoring and diagnostic tools (Apex, GigaStor, Observer).
Assurance: Primarily consisting of our growth products (location intelligence and NITRO mobile products) and mature products.
Industry Trends for NSE
The telecommunications industry is experiencing a major evolution in technology as wireless communications expand and evolve from 4G to 5G technology. 5G’s increased bandwidth capacity and speed, as well as lower latency will expand applications beyond mobile devices. 5G is expected to enable numerous use cases including greater device-to-device connectivity, smart applications, autonomous cars, factory automation and other applications that are yet to be conceptualized. The increase in demand for openness and scalability in the 5G Radio Access Network is motivating the push towards O-RAN standards and ecosystems. O-RAN will eventually improve the time-to-market for new verticals and innovations as well as reduce the total cost of ownership. The 5G transition is being deployed globally and is expected to be disruptive to businesses, consumers and potentially create new applications and vertical industries.
The increase in demand for 5G services will be increasingly supported by automation and associated artificial intelligence and machine learning, which will further enable enterprise requirements for private 5G as well as numerous use cases such as remote working and energy efficiency. Such increases in demand of pervasive on-premise/off-premise services will further drive the need for cybersecurity. Further adoption of 5G will require optical fiber upgrades and buildouts driven by traditional CSPs as well as enterprise networks. Hyperscale service providers have become significant drivers of technology innovation, including optical fiber up to 800GbE. The scale and complexity of these technology shifts are also challenging service providers to rearchitect their networks, becoming more virtualized, and optimized based on real-time intelligence. We believe these investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere” leading to potential new business opportunities for VIAVI.
Existing network infrastructure that is not otherwise being upgraded is also expected to be modernized with new cable and access technologies. Cable providers are investing in DOCSIS 3.1 to enhance existing cable networks while DSL copper lines are being upgraded to GFast. Many operators have decided to run existing legacy networks by deploying superior technologies or continue to run until they are no longer operable and then replace them with new optical fiber. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.

The convergence of network technologies requires significant investments from both traditional carriers and cloud service providers. While traditional services providers, in recent years, have continued to consolidate to gain scale and capital spending in physical networks has been declining, it also creates additional opportunities as service providers deploy NE products and solutions to improve average revenue per user (ARPU) metrics by reducing the need for physical customer service visits through faster installation and repair completion. In addition, the new cloud service providers and virtualized networks create new NSE opportunities. We believe our NSE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology and products, as well as customer installed base.
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell technologies for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
Our technologies targeting anti-counterfeiting applications include Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®). OVP enables color-shifting effects and OVMP enables depth and motion effects in addition to color-shifting effects. Both OVP and OVMP are formulated into inks used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today.
Other OSP product lines include custom color solutions and spectral sensing. Custom color solutions include innovative special effects pigments for the automotive market. Spectral sensing solutions include handheld and process miniature near infrared spectrometers for pharmaceutical, agriculture, food, feed, and industrial applications.
Markets
Our OSP segment delivers overt and covert technologies to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings and light shaping optics capabilities for a variety of applications including, for example, optical filters and Engineered Diffusers, marketed under the trademark “Engineered Diffusers®.”, for 3D sensing applications.
Customers
OSP customers include SICPA Holding SA Company (SICPA), STMicroelectronics Holding N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
We have a strategic alliance and rely exclusively on SICPA to market and sell our OVP and OVMP product lines for banknote anti-counterfeiting applications worldwide. Sales of these products to SICPA generated approximately 10% of our net revenue from continuing operations during fiscal 2020, 2021 and 2022. A material reduction in sales, or loss of the relationship with SICPA, may harm our business and operating results as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves in a timely manner. For additional information please see the Risk Factor entitled “We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales” under Item 1A “Risk Factors,” and “Note 19. Operating Segments and Geographic Information” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
For further information related to our customers, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.
Competition
OSP competitors include providers of anti-counterfeiting technologies such as Giesecke & Devrient, De La Rue plc; special-effect pigments such as Merck KGA; coating companies such as Nidek, Toppan and Toray; optics companies such as Materion; and manufacturers of passive and other optical components such as II-VI Inc. and AMS.

Offerings
Our OSP business provides innovative light management technologies for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
Anti-Counterfeiting: Our OVP and OVMP technologies are incorporated into inks used by many government and state-owned security printers worldwide for banknote protection. These technologies deliver a range of intuitive overt effects that enable the rapid verification of banknotes without requiring a specialized device or reader.
Consumer Electronics and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate out ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our Engineered Diffusers shape light emitted for 3D sensing applications and also enhance eye safety. We provide multicavity and linear variable optical filters on a variety of substrates for applications, including thermal imaging, spectroscopy and pollution monitoring. We also develop and manufacture miniature handheld and process near infrared spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceutical and other markets.
Government: Our products are used in a variety of government and aerospace applications, including optics for inter-satellite laser communications, guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Automotive: For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for automotive, sports apparel, and other applications. Additionally, our optical filters and Engineered Diffusers enable automotive sensing applications including LiDAR and in-cabin monitoring.
Industry Trends
For nearly 75 years, OSP has developed and deployed capabilities that alter how the light is transmitted, reflected, and absorbed enabling a range of mission critical and high-volume optical solutions.
We leverage our capabilities to deliver technologies that enable anti-counterfeiting solutions designed to protect the integrity of banknotes and other documents of value. The wide availability of advanced and relatively low-cost imaging technologies and printing tools threatens the integrity of critical printed documents, necessitating robust, technically sophisticated and easy to validate anti-counterfeiting features. Our OVP, and OVMP technologies enable intuitive overt optical effects that consumers can easily recognize but counterfeiters find very difficult to reproduce.
We also design, manufacture and sell optical filters for 3D sensing applications that allow consumers to interact with their devices more naturally by enabling electronic devices to accurately measure depth and motion. Our filters play an important role in those applications, separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as one of the industry’s leading supplier of high-performance filters enabling depth-sensing systems in consumer electronics. Similarly Engineered Diffusers, diffuse the infrared laser light transmitted by a smartphone in 3D sensing applications, enabling reliable system performance while also guarding eye safety.
In addition to anti-counterfeiting and 3D sensing applications, OSP technologies enable optical solutions in industries we believe the applications of which will mature or there will be development of new applications for OSP technologies that will grow demand for our OSP products and solutions.

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
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, industrial, government and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments for a variety of applications. Other areas for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smart phone sensors. OSP also develops, manufactures and sells a line of miniature hand-held spectrometers with applications in the agriculture, healthcare and defense markets.
Sales and Marketing
CSPs make up the majority of our NSE revenues. We also market and sell products to NEMs, OEMs, enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around each of the markets that we serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance and cost requirements. We are also supported by a worldwide channel community, including our Velocity Solution Partners, who support our NSE segment.
OSP sales and marketing efforts are targeted primarily toward customers in the consumer electronics, government, automotive and industrial markets. We have a dedicated direct global sales force focused on understanding customers’ requirements and building market awareness and acceptance of our products. Our direct sales force is complemented by a highly trained team of field applications engineers who assist customers in designing, testing and qualifying our products. We market our products and capabilities through attendance at trade shows, the production of promotional webinars, the development of samples and product demonstrations, participation in technical forums, select advertising and by developing customer partnerships.
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
For further information related to our acquisitions, refer to “Note 5. Acquisitions” under Item 8 of this Annual Report on Form 10-K.
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
For further information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K.

Manufacturing
As of July 2, 2022, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, Mexico, United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable intellectual property cross-licensing agreements. As of July 2, 2022, we own 890 U.S. patents and 1,607 foreign patents and have 1,090 patent applications pending throughout the world. The average age of the patents we hold is 8.9 years, which is younger than the midpoint of the average 20-year life of a patent.
Backlog
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Seasonality
Our business is seasonal, as is typical for our competitors and many large companies. For NSE, revenue is typically higher in the second and fourth fiscal quarter, all else being equal. There is typically a modest end of calendar year customer spending budget that benefits our second fiscal quarter. Telecom and cable spending budgets are typically set at the start of a new calendar year, thus with all else being equal, our third fiscal quarter is NSE’s weakest revenue quarter with spending release benefiting our fourth fiscal quarter.
For our OSP business, given our exposure to the consumer market, namely our 3D sensing products into the smart phone market, OSP revenue is expected to be seasonally higher in the first and second fiscal quarter followed by seasonal demand declines in the third and fourth fiscal quarters.
Human Capital Management
The VIAVI culture is made up of the diverse contributions of our 3,600 employees worldwide (as of July 2, 2022) representing more than 30 self-identified nationalities working across 30 countries. VIAVI is committed to promoting and maintaining a diverse and inclusive work environment and offering equal opportunities to everyone. We seek to empower our employees to learn and develop their skills to accelerate their career and to attract best in class talent. The CEO and the SVP Human Resources are responsible for the development of our People Strategy and execute on this with the support of the Executive Management Team. We regularly update and partner with the Compensation Committee of the Board of Directors on human capital matters.
Business Values & Standards
The VIAVI business values articulate the internal cultural identity for VIAVI employees and provide a shared understanding of expectations across the Company. They represent the principles that will help guide us to achieve our objectives globally and the desired operating environment of the employees and management. VIAVI is committed to respecting human rights and acknowledges the fundamental principles contained in the Universal Declaration of Human Rights, the tenets of the United Nations Guiding Principles on Business and Human Rights, core International Labor Organization Conventions and the laws of countries in which we operate, to the extent they are applicable and important to our business. We are a member of the Responsible Business Alliance, which further strengthens our efforts and commitment.

We realize that being a responsible global citizen is important to the sustainability and commercial success of our business and encompasses more than just complying with local regulations. It’s about how we do business, and how our organization’s activities affect the people and communities where we live and work. The VIAVI Code of Business Conduct captures the broad principles of legal and ethical business conduct embraced by the Company as part of its commitment to integrity. VIAVI expects that all employees will act in a manner that complies both with the letter and spirit of this code of conduct.
Diversity, Equity, and Inclusion (DEI)
VIAVI is committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion. Our human capital is one of our most valuable assets. We believe the collective sum of our individual differences, life experiences, knowledge, innovation, business acumen, self-expression, and unique capabilities contributes to a culture that enhances our reputation and achievement.
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
We seek to drive talent conversations at all levels, which is complemented by Everyday Development, our performance management check-in process. Check-ins ensure that teams are being coached and supported throughout the year with relevant and timely discussions on expectations, feedback, and development. Both managers and employees have a role to play to ensure that they are connected on the activities that drive our business forward. Our employees can expect to engage regularly with their manager, and to have their support to accelerate their performance and development.
We continue to deliver our global Leadership Development Program, with over 70% of our managers joining the Manager Development and Strategic Leadership Series in fiscal 2022. We intend for this to create alignment across the organization on the expectations of leaders, and how we can continue to develop leadership capabilities.
Hybrid work continues to be an important topic as evidenced by organizations needing to be highly adaptive to continuous change. In fiscal 2022, we sponsored a virtual learning event for our manager community, Leading Hybrid Teams, which attracted 300 participants.
In fiscal 2022, VIAVI also instituted the Dr. H. Angus Macleod Scholarship program at the University of Arizona Wyant College of Optical Sciences to honor a pioneer of optical science who mentored a generation of students to become foundational contributors to the field. It is our hope that this gift creates access for more talent to enter the optical space as a career, and to increase our local connection to the community.
Our early-in-career developmental rotation program for engineers has completed its first year. The participants come from a diverse pool and complete rotations from their home country over the two year program while being supported by a mentor and their manager to coach them as they take on exciting new technical challenges. We believe their program experiences will unleash innovation and creativity while enabling our long-term talent pipeline.
Technical talent thought leadership is an area we intend to focus on in the coming year, developing a program to support the leadership and innovation skills of key technical talent.
We are encouraged that VIAVI employees exhibit commitment to their ongoing career development, with 60% of our LinkedIn learning users building learning habits and logging in monthly to leverage the over 20,000 courses in LinkedIn Learning.
Our employees regularly participate in mandatory training courses covering data privacy, cyber-security, health and safety as well as the prevention of sexual harassment in the workplace.

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
We continue to support the workforce through the ongoing COVID-19 pandemic, guided by our policies and local site leadership. Our global COVID-19 Committee at the executive level, regional and local Pandemic Response Teams, Return to Work guidelines and flexible workplace practices all enable us to help our employees and their families stay healthy and safely navigate the challenging and changing environment.
Environmental, Social and Governance Matters
We believe that serving our stakeholders including our stockholders, customers, suppliers, employees, communities and the environment drives commercial success, and that implementing environmental, social and governance (ESG) practices makes our business more sustainable. We take immense pride in the progress we are making within our ESG initiatives. VIAVI is committed to transparency in its environmental practices, and we publicly report our key environmental metrics. VIAVI continues to focus on energy efficiency, both in our products and business practices – which has resulted in a significant reduction of our carbon footprint over the years. We detail our approach to ESG, including the results of our ESG Priority Assessment in our ESG Report, which can be found at www.viavisolutions.com/esg.

Information Security
Information security is the responsibility of our Information Security team, overseen by the Chief Information Security Officer. We leverage a combination of the National Institute of Standards and Technology Cybersecurity Framework, the International Organization for Standardization and the Center for Internet Security best practice standards to measure security posture, deliver risk management and provide effective security controls.
Our information security program includes development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems. Our Information Security team conducts annual information security awareness training for employees involved in our systems and processes that handle customer data and audits of our systems and enhanced training for specialized personnel. Our information security program further includes review and assessment by external, independent third-parties, who assess, validate and report on our internal incident response preparedness, compliance with our information security program and other applicable security standards, and help identify areas for continued focus and improvement.
As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risk. Our Audit Committee has established a Cybersecurity Steering Committee consisting of two independent directors, our Chief Information Officer, our Chief Information Security Officer and other members of our management representing a variety of teams and functions including legal, finance, and internal audit. Each of the members of our Cybersecurity Steering Committee has work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks.
The purpose of the Cybersecurity Steering Committee is to ensure our compliance with reasonable and appropriate organizational, physical, administrative and technical measures designed to protect the integrity, security and operations of our information technology systems, transactions, and data owned by us, by providing guidance and oversight of our information technology and cybersecurity program.
The Cybersecurity Steering Committee generally meets twice per fiscal quarter and generally delivers reports and updates to the Audit Committee at each scheduled Audit Committee meeting. The Audit Committee or, at the Audit Committee’s instruction, the Cybersecurity Steering Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks.
Where You Can Find More Information
Our website address is www.viavisolutions.com, which the Company uses as a means to disclose important information about the Company and comply with its disclosure obligations under Regulation Fair Disclosure. We are subject to the requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), under which we file annual, quarterly and periodic reports, proxy statements and other information with the SEC, which can be accessed on www.sec.gov. We also make available free of charge, all of our SEC filings on our website at www.viavisolutions.com/investors as soon as reasonably practicable after they are electronically filed with or furnished to the SEC. The information contained on any of the websites referenced in this Annual Report on Form 10-K are not part of or incorporated by reference into this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS
COVID-19 Risks
The COVID-19 pandemic has and may continue to adversely affect how we and our customers are operating our businesses.
The ongoing COVID-19 pandemic has resulted in a widespread health crisis that adversely affected the broader economies, financial markets and may affect the overall demand environment for our products and services.
In response to the COVID-19 pandemic, we prioritized employee, customer and partner safety and temporarily shut down, slowed or limited activity in certain locations, including limiting production in certain locations to essential business needs, all in conjunction with federal, state and local health and safety regulations and shelter-in-place orders. As we transition to a hybrid work model, we have resumed the majority of our normal business operations with certain continued limitations on business travel, participation in trade shows, marketing activities, sales and development activities.

We have experienced and may continue to experience disruption of our facilities, suppliers and contract manufacturers, which has and may continue to negatively impact our sales and operating results. In addition, we have experienced and may continue to experience shipping and logistics challenges and higher than expected supply chain and commodity costs, including manufacturing, logistics and procurement costs, due to inflationary pressure, among other factors. NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.
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
Further, the COVID-19 pandemic may continue to adversely affect the economies and financial markets in many countries. In December 2021, we entered into a $300 million asset-based secured credit facility. If there is a long-term economic downturn or a prolonged recession as a result of the pandemic, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.
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
We refer you to “Management’s Discussion and Analysis of Financial Position and Results of Operations” under Item 7 of this Annual Report on Form 10-K for a more detailed discussion of the actual operational and financial impacts that we have experienced to date.

Risks Related to Our Business Strategy and Industry

Our future profitability is not assured.
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
•Pricing pressure across our NSE product lines due to competitive forces, advanced chip component shortages, and a highly concentrated customer base for many of our product lines, which may offset some of the cost improvements;
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
•Changing market and economic conditions, including the impacts due to tariffs, the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, supply chain constraints, pricing and inflationary pressures;
•Ability of our customers, partners, manufacturers and suppliers to purchase, market, sell, manufacture and/or supply our products and services, including as a result of disruptions arising from the COVID-19 pandemic;
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

Rapid technological change in our industry presents us with significant risks and challenges, and if we are unable to keep up with the rapid changes, our customers may purchase less of our products.
The manufacture, quality and distribution of our products, as well as our customer relations, may be affected by several factors, including the rapidly changing market for our products, supply chain issues and internal restructuring efforts. We expect the impact of these issues will become more pronounced as we continue to introduce new product offerings and when overall demand increases.
Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at an acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers’ current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:

•Our continuing cost reduction programs which include site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers, other outsourcing initiatives, and reductions in employee headcount, requirements related to re-establishment and re-qualification by our customers of complex manufacturing lines, and modifications to systems, planning and operational infrastructure. During this process, we have experienced, and may continue to experience, additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns and systems integration problems.

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

•We are dependent on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain products. Our business could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable products, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control, including the COVID-19 pandemic. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results.

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

Unfavorable, uncertain or unexpected conditions in the transition to new technologies may cause our growth forecasts to be inaccurate and/or cause fluctuations in our financial results.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates of the market opportunities related to 5G infrastructure, 3D sensing and other developing technologies are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis, industry experience and third-party data. Accordingly, these markets may not develop in the manner or in the time periods we anticipate and our estimated market opportunities may prove to be materially inaccurate.
If domestic and global economic conditions worsen, including as a result of the COVID-19 pandemic, pricing and inflationary pressures, overall spending on 5G infrastructure, 3D sensing and other developing technologies may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to such technologies may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in these markets.
Our growth and ability to serve a significant portion of these markets is subject to many factors, including our success in implementing our business strategy and market adoption and expansion of 5G infrastructure, 3D sensing and other applications for consumer electronics. We cannot assure you that we will be able to serve a significant portion of these markets and the growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
We have a strategic alliance with SICPA to market and sell our OVP and OVMP product lines for banknote anti-counterfeiting applications worldwide. A material reduction in sales, or loss of the relationship with SICPA, may harm our business and operating results as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves in a timely manner.
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
•Difficulty in forecasting revenues and margins;
•The impact of the COVID-19 pandemic, and any other adverse public health developments, epidemic disease or other pandemic in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of facilities to protect employees, including those of our customers, disruptions to global supply chains and both our and our suppliers’ ability to deliver materials and products on a timely or cost-effective basis, shipment, acceptance or verification delays, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns; and
•Inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or business’s procedures and controls.
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
•Strained or worsening relations between the United States, Russia and China and related impacts on other countries;
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
The United States and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation. For example, the United States has increased tariffs on certain categories of high-tech and consumer goods imported from China pursuant to Section 301 of the Trade Act of 1974, including a current 25% tariff on List 1, List 2 and List 3 goods, which lists cover certain materials and/or products that we import from China.

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

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets, most specifically semiconductor manufacturing. Hence, greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in and with Taiwan may increase the cost of certain materials and/or limit the supply of products sourced from Taiwan and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

Due to the ongoing conflict between Russia and Ukraine, the U.S., E.U. and U.K. have broadened restrictions on exports to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. Sales in the region are not material to our total consolidated revenues or net income and we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities at this time. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including the ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, the impact on our future operations and results in the region remains uncertain.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may harm our business.

Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, there are five new state privacy laws that will go into effect in 2023, the California Privacy Rights Act, the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, and a number of other states are considering similar laws. In addition, a federal privacy bill, called the American Data Privacy and Protection Act was recently published. The new state privacy laws and proposed federal law will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.
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
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. The internet has experienced an increase in cyber threats in the form of phishing emails, malware attachments and malicious websites. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.

We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cyber-security to mitigate persistent and continuously evolving cyber-security threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are vulnerable to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cyber-security risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks will be successful.
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
Our disclosures, initiatives and goals related to ESG matters expose us to numerous risks.
There is an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG matters, in our ESG Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
We may be subject to risks related to climate change, natural disasters and catastrophic events.

We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters are located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. While we have not experienced damage to our facilities or a material disruption to operations as a result of these power outages, ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.

Management transitions and talent retention create uncertainties and could harm our business.

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have recently and could continue to experience changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the change of our headquarters to Chandler, Arizona. As remote work has become more available the competition for highly qualified talent has intensified. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

Risks Related to our Liquidity and Indebtedness

Any deterioration or disruption of the capital and credit markets may adversely affect our access to sources of funding.

Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility which has certain limitations based on our borrowing capacity. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.

Our notes increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.

The issuance of our 1.00% Senior Convertible Notes due 2024, our 1.75% Senior Convertible Notes due 2023, and our 3.75% Senior Notes due 2029 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2023 and 2024 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. Although the indentures that govern the Notes and the agreement that governs our secured credit facility contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.
The terms of the indentures that govern the Notes and the agreement that governs our secured credit facility restrict our current and future operations.
The indentures governing the Notes and the agreement governing the secured credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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

Tax Risks

Our ability to use our net operating loss carryforwards to offset future taxable income may be subject to certain limitations and/or changes in regulations.

Changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act of 2022, as recently passed by Congress, may impact our tax liabilities. Utilization of our NOLs and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of July 30, 2022, we had 1,942 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended July 2, 2022 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
April 3 - April 30, 2022	0.7	$14.96	0.7	$86.0
May 1- May 28, 2022	0.9	$14.37	0.9	$73.7
May 29 - July 2, 2022	0.5	$13.81	0.5	$67.3
Total	2.1		2.1
(1) Share repurchases made under our 2019 Repurchase Plan for up to $200 million of our common stock, which was announced September 12, 2019 and expires September 30, 2022. Refer to “Note 15. Stockholders' Equity” of Item 8 for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2017 and ending June 2022 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$450
$400
$350
$300
$250
$200
$150
$100
$50
6/2017
6/2018
6/2019
6/2020
6/2021
6/2022
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 6/30/17 in stock or index.

	6/2017	6/2018	6/2019	6/2020	6/2021	6/2022
VIAVI	$100.00	$97.25	$126.21	$118.71	$165.91	$124.31
S&P 500	$100.00	$114.37	$126.29	$131.74	$193.63	$172.67
Nasdaq Composite	$100.00	$123.60	$133.22	$164.02	$247.91	$189.76
Nasdaq Telecommunications	$100.00	$118.27	$139.22	$141.63	$180.39	$131.62
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the period ended July 2, 2022. Unless otherwise noted, all references herein for the years 2022, 2021, and 2020 represent the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting principles affect our financial statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our actual results could differ materially from those discussed in the forward-looking statements.
OVERVIEW
We are a global provider of network test, monitoring, and assurance solutions for communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence, and virtualization. VIAVI is also a leader in light management solutions for the anti-counterfeiting, consumer electronics, industrial, government, and automotive markets.
To serve our markets, we operate in the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
During fiscal 2022, we experienced global supply chain disruptions, increased raw material costs, higher shipping-related charges, and inflationary pressures. Nevertheless, our ability to secure critical components, build inventory and meet customer demands has helped enable us to grow revenue and market share. We saw strong revenue growth in our NE business segment driven by fiber and wireless, as North American service providers upgraded and expanded their networks with fiber optic, and wireless demand increased in fiscal 2022. Our SE business segment also experienced an increase in revenue year over year as we saw strong growth in assurance solutions and data center products, in part due to increased market demand for 5G and growth in network traffic. Revenue from our OSP business segment did decrease, primarily driven by a decrease in demand for our consumer electronics and industrial products.
However, any prolonged disruption of manufacturing of our products, commerce and related activity caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of business, operations, and financial conditions. It may also have the effect of heightening many of the other risks such as those relating to our quarterly revenue and operating results as well as on our liquidity and on our ability to satisfy our indebtedness obligations, including the compliance with the covenants that apply to our indebtedness.
Our financial results and long-term growth model will continue to be driven by revenue growth, non-GAAP operating profit, non-GAAP diluted earnings per share (EPS) and cash flow from operations. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies.

We continue to make strategic investments to support our three-year strategic plan highlighted during our September 2019 Analyst Day Event such as:
•Continued to invest in R&D to revamp product portfolio and enable the business to leverage secular trends in 5G, Fiber and 3D Sensing.
•Enhanced the sales team to continue expanding Total Addressable Market (TAM), gain market share and execute successfully against our competitors.
•Successfully completed four acquisitions, consistent with our acquisition strategy.
Looking Ahead to 2023
As we look forward to the year ahead, our focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. Our emphasis is to continue to execute successfully despite supply chain shortages. Our ability to secure critical components, build inventory and meet customer demands has been a great differentiator and enabled us to grow revenue and market share. We plan to improve profitably driven by operating leverage in the business model as we grow both organically and inorganically.
FINANCIAL HIGHLIGHTS
Our fiscal 2022 results included the following notable items:
•Net revenues of $1.3 billion, up $93.5 million or 7.8% year-over-year
•GAAP operating margin of 14.3%, up 240 bps year-over-year
•Non-GAAP operating margin of 22.2%, up 110 bps year-over-year
•GAAP Diluted EPS of $0.07, down $0.22 or 75.9% year-over-year
•Non-GAAP Diluted EPS of $0.95, up $0.12 or 14.5% year-over-year
In fiscal 2022, VIAVI achieved new highs despite the COVID-19 related supply chain issues and inflationary pressures. Net revenue of $1.3 billion, up $93.5 million or 7.8%, was led by our NSE segment, which reached a record revenue of $949.1 million, up 13.3% year-over-year.
VIAVI's fiscal 2022 GAAP operating margin of 14.3% was up 240bps over fiscal 2021 due to leverage on revenue growth. Non-GAAP operating margin of 22.2% expanded 110 basis points largely due to revenue growth and a lower intangible amortization.
GAAP Diluted EPS of $0.07 decreased 75.9%, or $0.22, from fiscal 2021 largely due to the loss incurred in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes (the Original Senior Convertible Notes). Non-GAAP Diluted EPS of $0.95 increased 14.5% or $0.12 from $0.83 in fiscal 2021 as a result of the operating performance and an improved tax rate.
In fiscal 2022, we generated $178.1 million in operating cash flow and deployed $72.5 million or 5.6% of revenues towards capital expenditures. We completed a $400.0 million high-yield 2029 notes offering at an attractive rate of 3.75% interest which allowed us to retire about 40% of the Original Senior Convertible Notes during Q1, and subsequent redemption transactions the remainder of the year allowed for additional retirements of approximately 17% of the Original Senior Convertible Notes. At the end of fiscal 2022, 43% of the original principal value of the Original Senior Convertible Notes remain outstanding. Also during fiscal 2022 we repurchased 14.8 million shares of our common stock for $235.5 million.

A reconciliation of Non-GAAP financial measures to GAAP financial measures is provided below (in millions, except EPS amounts):

	Years Ended
	July 2, 2022		July 3, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$185.0	14.3%	$142.2	11.9%
Stock-based compensation	52.3	4.1%	48.3	3.9%
Change in fair value of contingent liability	0.3	—%	(5.3)	(0.4)%
Other charges unrelated to core operating performance(1)	9.6	0.7%	3.4	0.3%
Amortization of intangibles	39.7	3.1%	66.5	5.5%
Restructuring and related benefits	(0.1)	—%	(1.6)	(0.1)%
Total related to Cost of Revenue and Operating Expenses	101.8	7.9%	111.3	9.2%
Non-GAAP measures	$286.8	22.2%	$253.5	21.1%

	Years Ended
	July 2, 2022		July 3, 2021
	Net income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$15.5	$0.07	$67.5	$0.29
Items reconciling GAAP net income and EPS to non-GAAP net income and EPS:
Stock-based compensation	52.3	0.22	48.3	0.21
Change in fair value of contingent liability	0.3	—	(5.3)	(0.02)
Other charges unrelated to core operating performance(1)	9.6	0.04	3.4	0.01
Amortization of intangibles	39.7	0.17	66.5	0.28
Restructuring and related benefits	(0.1)	—	(1.6)	(0.01)
Non-cash interest expense and other expense	102.2	0.43	0.2	—
Benefit from income taxes	5.8	0.02	16.2	0.07
Total related to net income and EPS	209.8	0.88	127.7	0.54
Non-GAAP measures	$225.3	$0.95	$195.2	$0.83
Shares used in per share calculation for Non-GAAP EPS		238.2		236.3
(1) Other items include charges unrelated to core operating performance primarily consisting of acquisition and integration related charges, transformational initiatives such as site consolidations, and reorganization, loss on sale of investments and loss on disposal of long-lived assets.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share financial measures as supplemental information regarding the Company’s operational performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represent its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles and inventory step-up, stock-based compensation, restructuring, separation costs, changes in fair value of contingent consideration liabilities and certain investing expenses and non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities.
Non-GAAP financial measures are not in accordance with, preferable to, or an alternative for, generally accepted accounting principles in the United States. The Company believes providing this additional information allows investors to see Company results through the eyes of management and that providing non-GAAP financial measures in conjunction with GAAP measures provides valuable supplemental information regarding the Company’s overall performance. The Company further believes that providing this information allows investors to better understand the Company’s financial performance and, importantly, to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance.
The non-GAAP adjustments described in this Report are excluded by the Company from its GAAP financial measures. The non-GAAP adjustments are outlined below.
 Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, equipment and intangibles that have been identified for disposal but remained in use until the date of disposal, (ii) workforce related charges such as severance, retention bonuses and employee relocation costs related to formal restructuring plans, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) changes in fair value of contingent consideration liabilities and (vi) other charges unrelated to our core operating performance comprising mainly of acquisition related transaction costs, amortization of acquisition related inventory step-up, integration costs related to acquired entities, litigation and other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations, and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share. The Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance.
 Amortization of intangibles: The Company includes amortization expense related to intangibles in its GAAP presentation of cost of revenues and operating expense. The Company excludes these significant non-cash items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share.
Non-cash interest expense and other expense: The Company incurred a loss of $101.8M for fiscal 2022 in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes. The Company eliminates this in calculating non-GAAP net income and non-GAAP net income per share, because it believes that in so doing, it can provide investors a clearer and more consistent view of the Company’s core operating performance.
Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as the utilization of net operating losses where valuation allowances were released, intra-period tax allocation benefit and the tax effect for amortization of non-tax deductible intangible assets, in calculating non-GAAP net income and non-GAAP net income per share.

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the results of operations for the fiscal year ended July 2, 2022 and July 3, 2021 and year to-year comparisons between such fiscal years. Discussions of the year to-year comparisons between the fiscal year ended July 3, 2021 and June 27, 2020, that are not included in this Annual Report on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 3, 2021.
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Segment net revenue:
Network Enablement	65.4%	62.3%	65.7%
Service Enablement	8.0	7.6	9.0
Optical Security and Performance	26.6	30.1	25.3
Net revenue	100.0	100.0	100.0
Cost of revenues	37.9	37.6	38.6
Amortization of acquired technologies	2.3	2.8	2.9
Gross profit	59.8	59.6	58.5
Operating expenses:
Research and development	16.5	16.9	17.0
Selling, general and administrative	28.3	28.2	27.7
Amortization of other intangibles	0.7	2.8	3.1
Restructuring and related (benefits) charges	—	(0.1)	0.3
Total operating expenses	45.5	47.8	48.1
Income from operations	14.3	11.8	10.4
Loss on convertible note settlement	(7.9)	—	—
Interest and other (loss) income, net	0.4	0.3	0.9
Interest expense	(1.8)	(1.2)	(1.2)
Income before income taxes	5.0	10.9	10.1
Provision for income taxes	3.8	5.3	5.8
Net income	1.2%	5.6%	4.3%

Financial Data for Fiscal 2022, 2021 and 2020
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2022	2021	Change	Percent Change	2021	2020	Change	Percent Change
Segment net revenue:
NE	$845.8	$746.6	$99.2	13.3%	$746.6	$746.7	$(0.1)	—%
SE	103.3	91.3	12.0	13.1%	91.3	102.7	(11.4)	(11.1)%
OSP	343.3	361.0	(17.7)	(4.9)%	361.0	286.9	74.1	25.8%
Net revenue	$1,292.4	$1,198.9	$93.5	7.8%	$1,198.9	$1,136.3	$62.6	5.5%

Amortization of acquired technologies	$30.0	$33.2	$(3.2)	(9.6)%	$33.2	$32.7	$0.5	1.5%
Percentage of net revenue	2.3%	2.8%			2.8%	2.9%

Gross profit	$773.5	$714.4	$59.1	8.3%	$714.4	$665.3	$49.1	7.4%
Gross margin	59.8%	59.6%			59.6%	58.5%

Amortization of intangibles	$9.7	$33.3	$(23.6)	(70.9)%	$33.3	$35.1	$(1.8)	(5.1)%
Percentage of net revenue	0.7%	2.8%			2.8%	3.1%

Research and development	$213.2	$203.0	$10.2	5.0%	$203.0	$193.6	$9.4	4.9%
Percentage of net revenue	16.5%	16.9%			16.9%	17.0%

Selling, general and administrative	$365.7	$337.5	$28.2	8.4%	$337.5	$315.0	$22.5	7.1%
Percentage of net revenue	28.3%	28.2%			28.2%	27.7%

Restructuring and related (benefits) charges	$(0.1)	$(1.6)	$1.5	(93.8)%	$(1.6)	$3.5	$(5.1)	(145.7)%
Percentage of net revenue	—%	(0.1)%			(0.1)%	0.3%

Loss on convertible note exchange	$(101.8)	$—	$(101.8)	100.0%	$—	$—	$—	—%
Percentage of net revenue	(7.9)%	—%			—%	—%

Interest and other income, net	$5.2	$3.3	$1.9	57.6%	$3.3	$9.6	$(6.3)	(65.6)%
Percentage of net revenue	0.4%	0.3%			0.3%	0.8%

Interest expense	$(23.3)	$(14.7)	$(8.6)	58.5%	$(14.7)	$(13.4)	$(1.3)	9.7%
Percentage of net revenue	(1.8)%	(1.2)%			(1.2)%	(1.2)%

Provision for income taxes	$49.6	$63.3	$(13.7)	(21.6)%	$63.3	$65.3	$(2.0)	(3.1)%
Percentage of net revenue	3.8%	5.3%			5.3%	5.8%
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

Fiscal 2022 and 2021
If currency exchange rates had been constant in fiscal 2022 and 2021, our consolidated net revenue in “constant dollars” would have increased by approximately $10.8 million, or 0.8% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2022 and 2021, our consolidated operating expenses in “constant dollars” would have increased by approximately $4.8 million, or 0.4% of net revenue.
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
Fiscal 2022 and 2021
Net revenue increased $93.5 million, or 7.8%, during fiscal 2022 when compared to fiscal 2021. This increase was driven by strength in our NE and SE segments, partially offset by a decrease in our OSP segment.
Product revenues increased $84.1 million, or 8.0%, during fiscal 2022 when compared to fiscal 2021. During the period we realized strength from our NE and SE segments, which was offset by a decline in our OSP segment.
Service revenues increased $9.4 million, or 6.4%, during fiscal 2022 when compared to fiscal 2021. This increase was primarily due to increased support revenue from our NE segments, offset by declines in our SE and OSP segments.
NE net revenue increased $99.2 million, or 13.3% during fiscal 2022 when compared to fiscal 2021, reflecting continued strength in our Wireless and Optical Lab & Production products.
SE net revenue increased $12.0 million, or 13.1%, during fiscal 2022 when compared to fiscal 2021. This was primarily driven by increased volume in our Data Center and Growth Assurance products.
OSP net revenue decreased $17.7 million, or 4.9%, during fiscal 2022 when compared to fiscal 2021. This was primarily driven by a decrease in revenues from our 3D Sensing products.
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
Additionally, we have seen demand for our NE, SE, and OSP products affected by macroeconomic uncertainty. We cannot predict when or to what extent these uncertainties will be resolved.

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

	Years Ended
	July 2, 2022		July 3, 2021		June 27, 2020
Americas:
United States	$388.9	30.1%	$330.0	27.5%	$341.6	30.1%
Other Americas	96.8	7.5%	85.6	7.2%	73.2	6.4%
Total Americas	$485.7	37.6%	$415.6	34.7%	$414.8	36.5%

Asia-Pacific:
Greater China	$256.4	19.8%	$277.0	23.1%	$245.7	21.6%
Other Asia-Pacific	205.3	15.9%	133.5	11.1%	122.5	10.8%
Total Asia-Pacific	$461.7	35.7%	$410.5	34.2%	$368.2	32.4%

EMEA:
Switzerland	$62.7	4.9%	$76.6	6.4%	$64.6	5.7%
Other EMEA	282.3	21.8%	296.2	24.7%	288.7	25.4%
Total EMEA	$345.0	26.7%	$372.8	31.1%	$353.3	31.1%

Total net revenue	$1,292.4	100.0%	$1,198.9	100.0%	$1,136.3	100.0%
Net revenue from customers outside the Americas for fiscal 2022, represented 62.4% of net revenue, a decrease of 2.9% year-over-year. This decrease is primarily due to lower revenues from EMEA and strong NSE North America revenues. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin in fiscal 2022 improved by 0.2% to 59.8% from 59.6% in fiscal 2021. This increase was primarily driven by higher revenue volume and favorable product mix.
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
Research and Development
R&D expense increased $10.2 million, or 5.0%, during fiscal 2022 compared to fiscal 2021. This increase was primarily driven by targeted investments to support increased demand in our growth products. As a percentage of net revenue, R&D slightly decreased during fiscal 2022 when compared to fiscal 2021.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased $28.2 million, or 8.4%, in fiscal 2022 compared to fiscal 2021. This increase was driven by higher sales commissions, increased travel and variable pay. As a percentage of net revenue, SG&A increased slightly to 28.3% in fiscal 2022 when compared to 2021.

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
Amortization of Acquired Technologies and Intangibles
Amortization of acquired technologies and intangibles for fiscal 2022 decreased $26.8 million, or 40.3%, to $39.7 million from $66.5 million in fiscal 2021. This decrease is primarily due to intangible assets becoming fully amortized.
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
Restructuring and Related Charges
From time to time we have initiated strategic restructuring events primarily intended to reduce costs, consolidate our operations, rationalize the manufacturing of our products and align our businesses in response to market conditions. During fiscal 2022, we recorded a net restructuring benefit of $0.1 million and made final remaining payments of $0.4 million, after which the plan was closed. We estimate annualized gross cost savings of approximately $16.8 million excluding any one-time charges as a result of the recent restructuring activities. Refer to “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for more information.
Loss on Convertible Note Exchange
During fiscal 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $347.3 million in cash in exchange for $156.9 million principal amount of the 2023 Notes and $236.1 million principal amount of the 2024 Notes. The Company recorded a loss of $101.8 million in connection with the settlement transactions.
Interest and Other Income, Net
Interest and other income, net was $5.2 million in fiscal 2022 as compared to $3.3 million in fiscal 2021. This $1.9 million increase was primarily driven by $1.4 million favorable foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures for fiscal 2022 and an increase of $0.5 million in interest income due to rising interest rates during fiscal 2022.
Interest Expense
Interest expense increased $8.6 million, or 58.5%, during fiscal 2022 compared to fiscal 2021. This increase was primarily due to higher debt levels, higher interest rate on Senior Notes due 2029 and higher amortization of issuance costs as a result of the issuance of Senior Notes due 2029.
Provision for Income Tax
We recorded an income tax provision of $49.6 million for fiscal 2022. The expected tax provision derived by applying the federal statutory rate to our income before income taxes for fiscal 2022 differed from the income tax expense recorded primarily due to valuation allowances in addition to the foreign tax impact of the internal intellectual property restructuring transaction and withholding taxes offset by a tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction.

On July 2, 2022, the Company completed a planned internal transaction moving certain of VIAVI’s intellectual properties out of a foreign jurisdiction where tax rates are scheduled to increase to the U.S. entity established in fiscal 2021 to own and manage VIAVI’s other intellectual properties. The Company recorded foreign tax expense of $13.2 million related to this transaction.

Based on a jurisdiction-by-jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in many of our jurisdictions, it is more likely than not that our net deferred tax assets will not be realized in those jurisdictions. During fiscal 2022, the valuation allowance for deferred tax assets increased by $11.9 million which was primarily due to the increase in capitalization of federal research expenditures in the U.S.

The decrease in income tax provision of $13.7 million or 21.6% during fiscal 2022 was due primarily to an $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction coupled with the decrease in the impact of the aforementioned fiscal 2022 transaction of $13.2 million as compared to the fiscal 2021 charge of $19.1 million related to internal transactions restructuring certain of our intellectual properties.

We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information (in millions):

	2022	2021	Change	Percentage Change	2021	2020	Change	Percentage Change
NE
Net revenue	$845.8	$746.6	$99.2	13.3%	$746.6	$746.7	$(0.1)	—%
Gross profit	543.6	474.2	69.4	14.6%	474.2	482.4	(8.2)	(1.7)%
Gross margin	64.3%	63.5%			63.5%	64.6%

SE
Net revenue	$103.3	$91.3	$12.0	13.1%	$91.3	$102.7	$(11.4)	(11.1)%
Gross profit	71.5	59.9	11.6	19.4%	59.9	68.8	(8.9)	(12.9)%
Gross margin	69.2%	65.6%			65.6%	67.0%

NSE
Net revenue	$949.1	$837.9	$111.2	13.3%	$837.9	$849.4	$(11.5)	(1.4)%
Operating income	147.8	92.2	55.6	60.3%	92.2	108.8	(16.6)	(15.3)%
Operating margin	15.6%	11.0%			11.0%	12.8%

OSP
Net revenue	$343.3	$361.0	$(17.7)	(4.9)%	$361.0	$286.9	$74.1	25.8%
Gross profit	193.6	218.1	(24.5)	(11.2)%	218.1	153.0	65.1	42.5%
Gross margin	56.4%	60.4%			60.4%	53.3%
Operating income	139.0	161.3	(22.3)	(13.8)%	161.3	102.1	59.2	58.0%
Operating margin	40.5%	44.7%			44.7%	35.6%
Network Enablement
NE gross margin increased by 0.8% during fiscal 2022 to 64.3% from 63.5% in fiscal 2021. This increase is due to leverage on growth and a more favorable product mix.
Service Enablement
SE gross margin increased by 3.6% during fiscal 2022 to 69.2% from 65.6% in fiscal 2021. This increase is due to a more favorable product mix.

Network and Service Enablement
NSE operating margin increased by 4.6% during fiscal 2022 to 15.6% from 11.0% in fiscal 2021. The increase in operating margin was primarily driven by gross margin expansion offset by higher sales commissions.
Optical Security and Performance Products
OSP gross margin decreased by 4.0% during fiscal 2022 to 56.4% from 60.4% in fiscal 2021. This decrease was primarily due to higher input costs and startup costs in our new Arizona facility.
OSP operating margin decreased by 4.2% during fiscal 2022 to 40.5% from 44.7% in fiscal 2021. The decrease in operating margin was primarily due to the lower gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, fund debt maturities, and execute purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•Volatility in credit markets which would impact our ability to obtain additional financing on favorable terms or at all;
•Volatility in foreign exchange market which impacts our financial results;
•Possible investments or acquisitions of complementary businesses, products or technologies;
•While the principal payment obligations of our 1.00% Senior Convertible Notes due 2024, our 1.75% Senior Convertible Notes due 2023, and our 3.75% Senior Notes due 2029 (together the “Notes”) are substantial and there are covenants that restrict our debt level and credit facility capacity, we may be able to incur substantially more debt;
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

Cash and Cash Equivalents and Short Term Investments
Our cash and cash equivalents consist mainly of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of July 2, 2022, U.S. subsidiaries owned approximately 40.3% of our cash and cash equivalents, short-term investments and restricted cash.
As of July 2, 2022, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the twelve months ended July 2, 2022, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300.0 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met.
As of July 2, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $206.4 million.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Revolving Credit Facility
On May 5, 2020, we entered into a credit agreement with Wells Fargo as administrative agent, and other lender related parties. We borrowed $150.0 million and repaid $150.0 million under this credit agreement during the first quarter of fiscal 2022. In connection with the entry into the senior secured asset-based revolving credit facility noted above, we terminated this facility.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Cash Flows Year Ended July 2, 2022
As of July 2, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $135.6 million to $572.8 million from a balance of $708.4 million as of July 3, 2021.
Cash provided by operating activities was $178.1 million, consisted of net income of $15.5 million adjusted for non-cash or non-operating charges (e.g., depreciation, amortization of intangibles, stock-based compensation, amortization of debt issuance cost, loss on convertible note settlement and discount and net change in fair value of contingent liabilities), including changes in deferred tax balances which totaled $226.1 million, offset by changes in operating assets and liabilities that used $63.5 million. Changes in our operating assets and liabilities related primarily to an increase in deferred revenue of $13.2 million, an increase in accrued payroll and related expenses of $3.0 million and an increase in accrued expenses and other current and non-current liabilities of $1.4 million. This was partially offset by cash outflows from an increase in inventories of $27.7 million, a decrease in income taxes payable of $18.2 million, an increase in accounts receivable of $18.3 million, an increase in other current and non-current assets of $11.3 million and a decrease in accounts payable of $5.6 million driven by timing of purchases and related payments.

Cash used in investing activities was $71.0 million, primarily related to $72.5 million of cash used for capital expenditures and $8.3 million cash used for acquisitions. This was partially offset by $9.8 million proceeds from sales of assets.
Cash used in financing activities was $210.4 million, primarily resulting from $351.6 million paid connection with the repurchase of certain Original Senior Convertible Notes, $235.9 million of cash used to repurchase common stock under our share repurchase program, $14.1 million in withholding tax payment on vesting of restricted stock awards, $10.5 million debt issuance costs paid in the period and $6.1 million in other payments. These were partially offset by $400 million gross proceeds from issuance of the 3.75% Notes due in 2029 and $7.8 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Material Contractual and Material Cash Obligations
The following summarizes our contractual obligations at July 2, 2022, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$4.2	$0.5	$1.1	$0.9	$1.7
Debt:
2029 3.75% Senior Notes	400.0	—	—	—	400.0
2023 1.75% Senior Convertible Notes	68.1	68.1	—	—	—
2024 1.00% Senior Convertible Notes	223.9	—	223.9	—	—
Estimated interest payments	120.8	19.1	33.0	31.2	37.5
Purchase obligations(1)	188.9	177.7	10.3	0.9	—
Operating lease obligations(2)	51.2	10.2	17.6	10.6	12.8
Non-cancelable leaseback obligations(1)	29.0	3.0	6.1	6.3	13.6
Royalty payment	2.8	1.7	0.8	0.3	—
Pension and post-retirement benefit payments(3)	66.2	8.0	10.9	10.9	36.4
Total	$1,155.1	$288.3	$303.7	$61.1	$502.0
(1) Refer to “Note 18. Commitments and Contingencies” for more information.
(2) Refer to “Note 12. Leases” for more information.
(3) Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $188.9 million of purchase obligations as of July 2, 2022, $76.2 million are related to inventory and the other $112.7 million are non-inventory items.
As of July 2, 2022, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
Share Repurchase Program
During fiscal 2022 we repurchased 14.8 million shares of our common stock outstanding for $235.5 million pursuant to our 2019 and 2021 Share Repurchase Plans. As of July 2, 2022, the 2019 plan had $67.3 million of the authorized amount remaining; the 2021 plan had no authorized amount remaining.
Refer to “Note 15. Stockholders Equity” under Item 8 of this Annual Report on Form 10-K for more information.

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
The U.K. plan is partially funded and the other plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of July 2, 2022, our pension plans were underfunded by $66.2 million since the Pension Benefit Obligation (PBO) exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan.
We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $5.1 million and $8.0 million per annum. In addition, we expect to contribute approximately $1.2 million to the U.K. plan during fiscal 2023.
During fiscal 2022, we (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.0 million or approximately $1.3 million, while in fiscal 2021, we contributed £1.5 million or approximately $2.0 million to its U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.
Recently Issued Accounting Pronouncements
Refer to “Note 2. Recently Issued Accounting Pronouncements” under Item 8 of this Annual Report on Form 10-K, regarding the effect of certain recent accounting pronouncements on our Consolidated Financial Statements.
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP), which require management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. Refer to “Note 1. Basis of Presentation” under Item 8 of this Annual Report on Form 10-K, for a discussion of the estimates used in preparation our Consolidated Financial Statements.
For our Pension accounting, significant judgment is required in actuarial assumption used when establishing the discount rate for the net periodic cost and the projected benefit obligation (PBO) calculations. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $5.0 million based upon data as of July 2, 2022.

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
As of July 2, 2022, we had forward contracts that were effectively closed but not settled with the counterparties by year end. The fair value of these contracts of $3.8 million and $8.3 million is reflected as prepayments and other current assets and other current liabilities in the Consolidated Balance Sheets as of July 2, 2022, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end and had a fair value of $0.1 million which is reflected in other current liabilities in the Consolidated Balance Sheets as of July 2, 2022. As of July 2, 2022 and July 3, 2021, the notional amounts of the forward contracts that we held to purchase foreign currencies were $119.1 million and $114.0 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $80.5 million and $27.8 million, respectively.
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
As of July 2, 2022, the Company’s short-term investments of $1.4 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $1.0 million was invested in equity securities and $0.1 million was invested in money market instruments.

Debt
The fair value of our 2029 Notes is subject to interest rate risk while the fair values of our 2023 and 2024 Notes are subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2023 and 2024 Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price in the case of convertible notes affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations.
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
During fiscal 2022 the closing price of the Company’s stock did not exceed 130% of the applicable conversion price of the 2024 Notes for at least 20 of the last 30 consecutive trading days of any of the calendar quarters. The carrying value of the 2024 Notes was reclassified to long-term debt as of October 2, 2021.
Based on quoted market prices, as of July 2, 2022, the fair value of the 2023 Notes was $73.4 million, the fair value of the 2024 Notes was $250.7 million and the fair value of the 2029 Notes was $337.5 million. The carrying value of the 2023 Notes was $68.0 million, the carrying value of the 2024 Notes was $222.9 million and the carrying value of the 2029 Notes was $393.6 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of July 2, 2022 and July 3, 2021, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows, for each of the three years in the period ended July 2, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 2, 2022 and July 3, 2021, and the results of its operations and its cash flows for each of the three years in the period ended July 2, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 2, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments as of July 3, 2021 and the manner in which it accounts for leases as of June 30, 2019.

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

Revenue Recognition - Identifying and Evaluating Performance Obligations in Certain Customer Contracts in the Network Enablement and Service Enablement Reportable Segments

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,292.4 million of revenue for the year ended July 2, 2022 of which $845.8 million and $103.3 million related to the Network Enablement and Service Enablement segments, respectively. The Company’s revenue recognition is determined by management through the following steps: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligations are satisfied. Certain of the Company’s contracts with customers include performance obligations consisting of a variety of products and services and may involve a significant level of integration and interdependency between performance obligations. Identifying and evaluating whether products and services are considered distinct performance obligations may require significant management judgment, particularly in the Network Enablement and Service Enablement reportable segments due to the nature of the products and service offerings.

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

Phoenix, Arizona
August 19, 2022

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Revenues:
Product revenue	$1,135.5	$1,051.4	$1,005.2
Service revenue	156.9	147.5	131.1
Total net revenue	1,292.4	1,198.9	1,136.3
Cost of revenues:
Product cost of revenue	421.3	391.7	388.5
Service cost of revenue	67.6	59.6	49.8
Amortization of acquired technologies	30.0	33.2	32.7
Total cost of revenues	518.9	484.5	471.0
Gross profit	773.5	714.4	665.3
Operating expenses:
Research and development	213.2	203.0	193.6
Selling, general and administrative	365.7	337.5	315.0
Amortization of other intangibles	9.7	33.3	35.1
Restructuring and related (benefits) charges	(0.1)	(1.6)	3.5
Total operating expenses	588.5	572.2	547.2
Income from operations	185.0	142.2	118.1
Loss on convertible note settlement (Note 11)	(101.8)	—	—
Interest and other income, net	5.2	3.3	9.6
Interest expense	(23.3)	(14.7)	(13.4)
Income before income taxes	65.1	130.8	114.3
Provision for income taxes	49.6	63.3	65.3
Net income	$15.5	$67.5	$49.0

Net income per share:
Basic	$0.07	$0.30	$0.21
Diluted	$0.07	$0.29	$0.21

Shares used in per-share calculations:
Basic	230.9	228.7	229.4
Diluted	238.2	236.3	234.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Net income	$15.5	$67.5	$49.0
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(76.1)	61.5	(28.6)
Net change in available-for-sale investments, net of tax:
Unrealized holding gains (losses) arising during period	0.1	—	(0.1)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during period	13.9	4.1	(5.4)
Amortization of actuarial losses	2.9	3.1	2.8
Net change in accumulated other comprehensive (loss) income	(59.2)	68.7	(31.3)
Comprehensive (loss) income	$(43.7)	$136.2	$17.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 2, 2022	July 3, 2021
ASSETS
Current assets:
Cash and cash equivalents	$559.9	$697.8
Short-term investments	1.4	1.6
Restricted cash	3.6	4.3
Accounts receivable, net	260.9	256.5
Inventories, net	110.1	94.9
Prepayments and other current assets	69.2	57.0
Total current assets	1,005.1	1,112.1
Property, plant and equipment, net	228.9	196.0
Goodwill, net	387.6	396.5
Intangibles, net	54.2	88.0
Deferred income taxes	86.3	109.3
Other non-current assets	65.8	59.5
Total assets	$1,827.9	$1,961.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.3	$63.2
Accrued payroll and related expenses	76.0	76.0
Deferred revenue	81.0	69.7
Accrued expenses	29.3	24.8
Short-term debt (Note 11)	68.4	456.6
Other current liabilities	56.3	57.1
Total current liabilities	369.3	747.4
Long-term debt (Note 11)	616.5	224.1
Other non-current liabilities	170.4	226.0
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at July 2, 2022 and July 3, 2021.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 226 million shares at July 2, 2022 and 228 million shares at July 3, 2021, issued and outstanding	0.2	0.2
Additional paid-in capital	70,370.2	70,183.2
Accumulated deficit	(69,542.3)	(69,322.3)
Accumulated other comprehensive loss	(156.4)	(97.2)
Total stockholders’ equity	671.7	763.9
Total liabilities and stockholders’ equity	$1,827.9	$1,961.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
OPERATING ACTIVITIES:
Net income	$15.5	$67.5	$49.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	35.7	35.8	40.0
Amortization of acquired technologies and other intangibles	39.7	66.5	67.8
Stock-based compensation	52.3	48.3	44.6
Amortization of debt issuance costs and accretion of debt discount	2.8	2.3	1.9
Net change in fair value of contingent liabilities	—	(5.3)	(31.5)
Loss on disposal of long-lived assets	2.3	0.1	0.1
Loss on convertible note settlement	101.8	—	—
Deferred taxes, net	(10.5)	0.6	12.2
Other	2.0	2.8	5.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18.3)	(15.0)	(5.1)
Inventories	(27.7)	(14.3)	3.7
Other current and non-currents assets	(11.3)	14.9	10.6
Accounts payable	(5.6)	7.0	(9.2)
Income taxes payable	(18.2)	18.1	—
Deferred revenue, current and non-current	13.2	12.3	5.9
Accrued payroll and related expenses	3.0	23.1	(7.0)
Accrued expenses and other current and non-current liabilities	1.4	(21.4)	(53.1)
Net cash provided by operating activities	178.1	243.3	135.6

INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	(8.3)	(0.7)	(2.5)
Capital expenditures	(72.5)	(52.1)	(31.9)
Proceeds from the sale of assets	9.8	4.1	4.6
Net cash used in investing activities	(71.0)	(48.7)	(29.8)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	400.0	—	—
Payment of debt issuance costs	(10.5)	(0.1)	(1.6)
Repurchase and retirement of common stock	(235.9)	(42.2)	(44.4)
Payment of financing obligations	(0.1)	(1.2)	(2.7)
Cash paid to note holders in convertible note settlement	(347.3)	—	—
Cash paid to third parties in convertible note settlement	(4.3)	—	—
Proceeds from exercise of employee stock options and employee stock purchase plan	7.8	6.6	5.5
Withholding tax payment on vesting of restricted stock awards	(14.1)	(17.9)	(21.0)
Proceeds from revolving credit facility	150.0	—	—
Repayment of revolving credit facility	(150.0)	—	—
Payment of acquisition related holdback	(1.1)	—	(6.8)
Payment of acquired debt	(0.8)	(2.8)	—
Payment of acquisition related contingent consideration	(4.1)	(1.2)	(0.7)
Net cash used in financing activities	(210.4)	(58.8)	(71.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(32.3)	25.2	(17.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(135.6)	161.0	17.0
Cash, cash equivalents and restricted cash at beginning of period(1)	708.4	547.4	530.4
Cash, cash equivalents and restricted cash at end of period(2)	$572.8	$708.4	$547.4
Supplemental disclosure of cash flow information
Cash paid for interest	$17.9	$12.3	$11.3
Cash paid for income taxes	$78.7	$43.8	$50.6
(1) These amounts include both current and non-current balances of restricted cash totaling $10.6 million, $8.4 million and $8.9 million as of July 3, 2021, June 27, 2020, and June 29, 2019, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $12.9 million, $10.6 million and $8.4 million as of July 2, 2022, July 3, 2021 and June 27, 2020, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 29, 2019	228.8	$0.2	$70,116.5	$(69,354.8)	$(134.6)	$627.3
Cumulative adjustment for adoption of ASU 2016-02 (Topic 842)	—	—	—	3.0		3.0
Net income	—	—	—	49.0	—	49.0
Other comprehensive loss	—	—	—	—	(31.3)	(31.3)
Shares issued under employee stock plans, net of tax effects	3.2	—	(15.3)	—	—	(15.3)
Stock-based compensation	—	—	44.9	—	—	44.9
Repurchase of common stock	(3.7)	—	—	(44.4)	—	(44.4)
Balance at June 27, 2020	228.3	$0.2	$70,146.1	$(69,347.2)	$(165.9)	$633.2
Net income	—	—	—	67.5	—	67.5
Other comprehensive income	—	—	—	—	68.7	68.7
Shares issued under employee stock plans, net of tax effects	3.0	—	(11.5)	—	—	(11.5)
Stock-based compensation	—	—	48.6	—	—	48.6
Repurchase of common stock	(3.0)	—	—	(42.6)	—	(42.6)
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net income	—	—	—	15.5	—	15.5
Other comprehensive income	—	—	—	—	(59.2)	(59.2)
Shares issued under employee stock plans, net of tax effects	2.3	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	52.0	—	—	52.0
Repurchase of common stock	(14.8)	—	—	(235.5)	—	(235.5)
Convertible note settlement (Note 11)	10.6	—	141.1	—	—	141.1
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company, we, our and us), is a global provider of network test, monitoring and assurance solutions to communications service providers (CSPs), enterprises, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. VIAVI is also a leader in light management solutions for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s 2022 fiscal year was a 52-week year ending on July 2, 2022. The Company’s 2021 fiscal year was a 53-week year ending on July 3, 2021; fiscal year 2020 was a 52-week fiscal year ending on June 27, 2020. The Company’s first quarter of fiscal year 2021 was a 14-week quarter compared to the standard 13-week quarters.
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
A novel strain of coronavirus (COVID-19) declared an international pandemic by the World Health Organization (WHO) in March 2020 continues to have a global impact more than two years since it was first identified. The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in shipping and commercial activities. While rollout of several vaccines commenced in December 2020, the pace of the global rollout has been slow and the demand for vaccine outpaces available supply, particularly in developing nations. As economies recover, there are shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. Governmental vaccine mandates and mandated quarantines could lead to attrition and operational challenges. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Annual Report on Form 10-K. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

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
Restricted Cash
At July 2, 2022 and July 3, 2021, the Company’s short-term restricted cash balances were $3.6 million and $4.3 million, respectively. The Company’s long-term restricted cash balances, included in other non-current assets in the Company’s Consolidated Balance Sheets, were $9.3 million and $6.3 million as of July 2, 2022 and July 3, 2021, respectively. These balances primarily include interest-bearing investments in bank certificates of deposit and money market funds which act as collateral supporting the issuance of letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 3: Includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of July 2, 2022 and July 3, 2021, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of July 2, 2022 and July 3, 2021 consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business and asset acquisitions completed during fiscal 2022. The fair value of earn-out liabilities was determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, General and Administrative (SG&A) expense of the Consolidated Statements of Operations.
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
As of July 2, 2022, one customer represented 10% or more of the Company’s total accounts receivable, net. As of July 3, 2021, two customers represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2022, 2021 and 2020, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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
•Services: The Company also offers a range of product support and professional services, primarily in the NE and SE segments, designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.
Steps of revenue recognition
The Company accounts for revenue in accordance with ASC 606: Revenue from Contracts with Customers, in which the following five steps are applied to recognize revenue:
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $3.2 million, $2.7 million and $3.7 million in fiscal 2022, 2021 and 2020, respectively.
Research and Development Expense
Costs related to Research and Development (R&D) primarily consists of labor and benefits, supplies, facilities, consulting and outside service fees. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. The Company believes its software development process is completed concurrent with the establishment of technological feasibility. As such, software development costs have been expensed as incurred.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
The Company's stock-based compensation includes a combination of time-based restricted stock awards and performance-based awards, stock options, and an Employee Stock Purchase Plan (ESPP).
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
The Company's performance-based awards may include performance conditions, market conditions, time-based service conditions or a combination there of and are generally expected to vest over one to four years. The actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions. The shares attained over target upon vesting for performance-based awards are reflected as awards granted during the period.
The Company estimates the fair value of ESPP and stock options purchase rights using the Black-Scholes Merton (BSM) option-pricing model. This option-pricing model requires the input of assumptions, including the award’s expected life and the price volatility of the underlying stock.
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
Asset Retirement Obligations
Asset Retirement Obligations (ARO) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. The Consolidated Balance Sheets included ARO of (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended July 2, 2022	$3.7	$0.8	$(0.4)	$0.1	$—	$4.2
Year ended July 3, 2021	4.0	0.3	(0.7)	0.1	—	3.7
As of July 2, 2022, and July 3, 2021, $0.5 million and $1.3 million, respectively, in other current liabilities and $3.7 million and $2.4 million, respectively, in other non-current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In the first quarter of fiscal 2020 the Company adopted ASC 842 - Leases using the modified retrospective approach. The Company elected to apply the optional transition approach of not adjusting comparative period financial information for the adoption impact. The Company also elected the package of practical expedients to not reassess whether a contract contains a lease, lease classification and accounting for initial direct costs. For additional information refer to “Note 12. Leases.”

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

The Company adopted ASU 2020-06 effective the first quarter of fiscal 2022, on a full retrospective basis. The elimination of the separation model for the convertible debt instruments reclassified the equity components of the Company’s Senior Convertible Notes previously in Additional paid-in capital to Long-term debt. Consequently, the temporary equity balance for the Senior Convertible Notes as of July 3, 2021 was eliminated. In addition, interest expense was reduced and net income was increased by $21.4 million and $20.3 million for fiscal 2021 and 2020, respectively. The adoption had no impact on total cash provided by (used in) operating, investing or financing activities in the Consolidated Statements of Cash Flows.

The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Balance Sheet as of July 3, 2021 (in millions):

	July 3, 2021
	As Reported	Adjustment	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$414.2	$42.4	$456.6
Long-term debt	209.8	14.3	224.1
Mezzanine equity - Senior Convertible Notes	45.8	(45.8)	—
Additional paid-in capital	70,265.5	(82.3)	70,183.2
Accumulated deficit	$(69,393.7)	$71.4	$(69,322.3)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the impact of the standard adoption to select line items of the Company’s Consolidated Statement of Operations for the years ended July 3, 2021 and June 27, 2020 (in millions, except per-share data):

	Year Ended July 3, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(36.1)	$21.4	$(14.7)
Net income	$46.1	$21.4	$67.5

Net income per share:
Basic	$0.20	$0.10	$0.30
Diluted	$0.20	$0.09	$0.29

Shares used in per-share calculation:
Basic	228.7	—	228.7
Diluted	235.9	0.4	236.3

	Year Ended June 27, 2020
	As Reported	Adjustment	As Adjusted
Interest Expense	$(33.7)	$20.3	$(13.4)
Net income	$28.7	$20.3	$49.0

Net income per share:
Basic	$0.13	$0.08	$0.21
Diluted	$0.12	$0.09	$0.21

Shares used in per-share calculation:
Basic	229.4	—	229.4
Diluted	233.7	1.1	234.8
In October 2021, the FASB issued ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires that an entity (acquirer) recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with ASC 606. At the acquisition date, an acquirer should account for the related revenue contracts in accordance with ASC 606 as if it had originated the contracts. This guidance is effective for the Company in first quarter of fiscal 2024 and early adoption is permitted. The Company elected to early adopt this guidance in the second quarter of fiscal 2022 on a retrospective basis to the beginning of the fiscal year. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Recent Accounting Pronouncements Not Yet Adopted
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, to increase the transparency of government assistance including the disclosure of the types of assistance, an entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. This guidance is effective for the Company’s fiscal 2023 annual disclosures with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements but does not expect any material impact.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), which clarifies guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments in this update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to allow multiple hedged layers of a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. This guidance is effective for the Company in the first quarter of fiscal 2024 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to the accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. This guidance is effective for the Company in the first quarter of fiscal 2024 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company in the first quarter of fiscal 2025 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
Basic net income per share is computed by dividing net income for the period by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing net income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. If dilutive, the effect of outstanding Employee Stock Purchase Program (ESPP) purchase rights, restricted stock units (RSUs), performance-based stock units (PSUs), market-based stock units (MSUs), stock options and Senior Convertible Notes is reflected in diluted net income per share by application of the treasury stock method and/or the if-converted method, as applicable. The calculation of diluted net income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Numerator:
Net income	$15.5	$67.5	$49.0
Denominator:
Weighted-average shares outstanding:
Basic	230.9	228.7	229.4
Shares issuable assuming conversion of convertible notes(1)	4.8	5.0	2.3
Effect of dilutive securities from stock-based compensation plans	2.5	2.6	3.1
Diluted	238.2	236.3	234.8

Net income per share:
Basic	$0.07	$0.30	$0.21
Diluted	$0.07	$0.29	$0.21
(1) Represents the dilutive impact for the Company's 1.75% Senior Convertible Notes due 2023 and the 1.00% Senior Convertible Notes due 2024. As of July 2, 2022, the if-converted value in excess of outstanding principal of the 1.75% Senior Convertible Notes due 2023 and the 1.00% Senior Convertible Notes due 2024 was $2.1 million and $19.4 million, respectively. Refer to “Note 11. Debt” for more information.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Full Value Awards(1)	0.6	0.4	0.2
Total potentially dilutive securities	0.6	0.4	0.2
(1) See Note 16. Stock-Based Compensation for definition of Full Value Awards.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains and losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized (losses) gains on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax(1)	Total
Beginning balance as of July 3, 2021	$(5.1)	$(68.1)	$(24.0)	$(97.2)
Other comprehensive (loss) income before reclassification	0.1	(76.1)	13.9	(62.1)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	2.9	2.9
Net current period other comprehensive (loss) income	0.1	(76.1)	16.8	(59.2)
Ending balance as of July 2, 2022	$(5.0)	$(144.2)	$(7.2)	$(156.4)
(1) Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended July 2, 2022 relates to the unrealized actuarial gain of $20.1 million, net of income tax effect of $6.2 million. The amount reclassified out of accumulated other comprehensive (loss) income represents the amortization of actuarial losses included as a component of SG&A in the Consolidated Statement of Operations for the year ended July 2, 2022. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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
Other Acquisitions:
On May 13, 2022 and May 20, 2022, the Company completed business acquisitions for total consideration of approximately $9.5 million in cash paid at close and an earn-out liability of up to $3.3 million cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with these acquisitions, the Company recorded $7.3 million of developed technology and other intangibles, $10.0 million of goodwill, and $1.6 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years.
On September 17, 2021, the Company acquired all of the equity of one business for approximately $1.6 million cash consideration, of which $1.2 million was paid with cash on hand and $0.4 million remains in current liabilities. The acquisition was accounted for as an asset purchase under the authoritative guidance. The developed technology will be amortized over its estimated useful life of five years.
On March 13, 2020, the Company completed a business acquisition for total consideration of approximately $5.2 million in cash paid at close and an earn-out liability of up to $5.5 million cash to be paid based on the occurrence or achievement of certain agreed upon targets. In connection with this acquisition, the Company recorded $6.2 million of developed technology and customer relationships, $4.3 million of goodwill, and $1.4 million of deferred tax liability resulting from the acquisitions. The acquired developed technology and customer relationship assets are being amortized over their estimated useful lives of six years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Goodwill consists of expected future economic benefits that will result from expected future product sales, operating efficiencies and other synergies and is not expected to be deductible for tax purposes.
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the years ended July 2, 2022 and July 3, 2021, as follows (in millions):

Total
Balance: June 27, 2020	$9.9
Change in Fair Value measurement	(4.7)
Payments of Contingent Consideration	(1.2)
Balance July 3, 2021(1)	$4.0
Additions to Contingent Consideration	2.5
Change in Fair Value measurement	0.3
Currency translation adjustment	0.1
Payments of Contingent Consideration	(4.4)
Balance July 2, 2022(2)	$2.5
(1) Amount is included in other current liabilities in the Consolidated Balance Sheets.
(2) Includes $1.8 million in other current liabilities and $0.7 million in other non-current liabilities in the Consolidated Balance Sheets.
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of July 2, 2022 and July 3, 2021, the Company had total Unbilled Receivables/Contract Assets of $7.3 million and $6.2 million, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to deferred revenue, for the year ended July 2, 2022 (in millions):

July 2, 2022
Deferred revenue:
Balance at beginning of period	$89.5
Revenue deferrals for new contracts(1)	130.6
Revenue recognized during the period(2)	(119.7)
Balance at end of period(3)	$100.4

Short-term deferred revenue	$81.0
Long-term deferred revenue	$19.4
(1) Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2) Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.
(3) The long-term portion of deferred revenue is included as a component of other non-current liabilities on the Consolidated Balance Sheets.

Remaining performance obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of July 2, 2022. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of July 2, 2022, was $299.1 million. The Company expects to recognize 93% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts Receivable Allowances
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Year Ended July 2, 2022	$2.0	$0.9	$(1.5)	$1.4
Year Ended July 3, 2021	3.0	1.1	(2.1)	2.0
Year Ended June 27, 2020	2.0	2.0	(1.0)	3.0
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	July 2, 2022	July 3, 2021
Finished goods	$41.6	$41.0
Work in process	17.7	16.6
Raw materials	50.8	37.3
Inventories, net	$110.1	$94.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	July 2, 2022	July 3, 2021
Prepayments	$16.0	$13.4
Assets held for sale	2.5	6.5
Advances to contract manufacturers	11.8	10.1
Refundable income taxes	14.5	5.9
Transaction tax receivables	10.4	13.2
Other current assets	14.0	7.9
Prepayments and other current assets	$69.2	$57.0
Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	July 2, 2022	July 3, 2021
Land	$19.2	$19.9
Buildings and improvements	41.7	34.8
Machinery and equipment	316.7	325.3
Furniture, fixtures, software and office equipment	74.0	74.3
Leasehold improvements	69.8	69.5
Construction in progress	71.2	30.1
Property, plant and equipment, gross	592.6	553.9
Less: Accumulated depreciation and amortization	(363.7)	(357.9)
Property, plant and equipment, net	$228.9	$196.0
Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	July 2, 2022	July 3, 2021
Customer prepayments	$0.9	$0.4
Restructuring accrual	—	0.5
Income tax payable	9.6	22.6
Warranty accrual	4.4	4.3
Transaction tax payable	11.5	4.9
Operating lease liabilities (Note 12)	10.1	11.6
Fair value of contingent consideration	1.8	4.0
Interest payable	4.6	1.9
Fair value of forward contracts	8.4	1.4
Other	5.0	5.5
Other current liabilities	$56.3	$57.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Non-current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	July 2, 2022	July 3, 2021
Pension and post-employment benefits	$59.6	$97.0
Deferred tax liability	9.5	24.3
Financing obligation	16.0	16.1
Long-term deferred revenue	19.4	19.8
Operating lease liabilities (Note 12)	33.5	30.8
Uncertain tax position	12.9	18.3
Warranty accrual	6.2	5.4
Other	13.3	14.3
Other non-current liabilities	$170.4	$226.0
Interest and Other Income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Interest income	$3.4	$2.9	$7.1
Foreign exchange gain, net	1.4	—	2.1
Other income, net	0.4	0.4	0.5
Loss on sale of investments	—	—	(0.1)
Interest and other income, net	$5.2	$3.3	$9.6
Note 7. Investments and Forward Contracts
Short-Term Investments
As of July 2, 2022, the Company’s short-term investments of $1.4 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $1.0 million was invested in equity securities and $0.1 million was invested in money market instruments. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Company’s Consolidated Statements of Operations as a component of interest and other income, net.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of July 2, 2022, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $3.8 million and $8.3 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 3, 2021, the fair value of these contracts of $2.6 million and $1.4 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end and had a fair value of $0.1 million which is reflected in other current liabilities in the Consolidated Balance Sheets as of July 2, 2022 and not significant as of July 3, 2021. As of July 2, 2022 and July 3, 2021, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $119.1 million and $114.0 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $80.5 million and $27.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $8.3 million and a gain of $14.5 million for the years ended July 2, 2022 and July 3, 2021, respectively.
Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	July 2, 2022				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.6	$—	$0.6	$—	$0.4	$—	$0.4	$—
Total debt available-for-sale securities	0.6	—	0.6	—	0.4	—	0.4	—
Money market funds(2)	313.2	313.2	—	—	408.9	408.9	—	—
Trading securities(3)	1.4	1.4	—	—	1.6	1.6	—	—
Foreign currency forward contracts(4)	3.8	—	3.8	—	2.6	—	2.6	—
Total assets	$319.0	$314.6	$4.4	$—	$413.5	$410.5	$3.0	$—

Liability:
Foreign currency forward contracts(5)	8.4	$—	$8.4	$—	$1.4	$—	$1.4	$—
Contingent consideration(6)	2.5	—	—	2.5	4.0	—	—	4.0
Total liabilities	$10.9	$—	$8.4	$2.5	$5.4	$—	$1.4	$4.0
(1) Included in other non-current assets on the Company’s Consolidated Balance Sheets.
(2) Includes as of July 2, 2022, $301.5 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.6 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 3, 2021, $401.0 million in cash and cash equivalents, $2.7 million in restricted cash, and $5.2 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3) Included in short-term investments on the Company’s Consolidated Balance Sheets.
(4) Included in other current assets on the Company’s Consolidated Balance Sheets.
(5) Included in other current liabilities on the Company’s Consolidated Balance Sheets.
(6) As of July 2,2022, includes certain amounts in other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets. As of July 3, 2021 balance included in other current liabilities on the Company’s Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented are as follows:

	July 2, 2022				July 3, 2021
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$337.5	$—	$337.5	$—	$—	$—	$—	$—
1.00% Senior Convertible Notes	250.7	—	250.7	—	646.9	—	646.9	—
1.75% Senior Convertible Notes	73.4	—	73.4	—	300.7	—	300.7	—
Total liabilities	$661.6	$—	$661.6	$—	$947.6	$—	$947.6	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2020(1)	$334.9	$4.3	$42.2	$381.4
Currency translation	14.8	0.3	—	15.1
Balance as of July 3, 2021(2)	$349.7	$4.6	$42.2	$396.5
Currency translation and other adjustments	(18.1)	(0.8)	—	(18.9)
Acquisitions(3)	—	10.0	—	10.0
Balance as of July 2, 2022(4)	$331.6	$13.8	$42.2	$387.6
(1) Gross goodwill balances for NE, SE and OSP were $636.8 million, $276.9 million and $126.7 million, respectively as of June 27, 2020. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of June 27, 2020.
(2) Gross goodwill balances for NE, SE and OSP were $651.6 million, $277.2 million and $126.7 million, respectively as of July 3, 2021. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 3, 2021.
(3) See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.
(4) Gross goodwill balances for NE, SE and OSP were $633.5 million, $286.3 million and $126.7 million, respectively as of July 2, 2022. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.5 million and $84.5 million, respectively as of July 2, 2022.
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s Chief Operating Decision Maker (CODM) during fiscal 2022, 2021 and 2020 that its reporting units were NE, SE and OSP.
No indications of impairment were identified for fiscal years ending on July 2, 2022, July 3, 2021 and June 27, 2020.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of July 2, 2022, and July 3, 2021, (in millions):

As of July 2, 2022	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.3 years	$416.6	$(375.8)	$40.8
Customer relationships	2.8 years	189.7	(177.8)	11.9
Other(1)	0.7 years	36.0	(34.5)	1.5
Total intangibles		$642.3	$(588.1)	$54.2

As of July 3, 2021	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.2 years	$423.8	$(356.9)	$66.9
Customer relationships	3.5 years	195.4	(180.8)	14.6
Other(1)	1.1 years	37.9	(31.4)	6.5
Total intangibles		$657.1	$(569.1)	$88.0
(1) Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of July 2, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2023	$25.9
2024	11.8
2025	8.3
2026	4.3
2027	2.0
Thereafter	1.9
Total amortization	$54.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of July 2, 2022 and July 3, 2021, the Company’s debt on the Consolidated Balance Sheets was as follows, including the carrying amounts of the Senior Convertible and Senior Notes, net of unamortized issuance costs (in millions):

	July 2, 2022	July 3, 2021
Principal amount of 1.00% Senior Convertible Notes	$—	$460.0
Principal amount of 1.75% Senior Convertible Notes	68.1	—
Unamortized Senior Convertible Notes debt issuance cost	(0.1)	(3.4)
Other short-term debt	0.4	—
Short-term debt	$68.4	$456.6

Principal amount of 3.75% Senior Notes	$400.0	$—
Unamortized 3.75% Senior Notes debt issuance cost	(6.4)	—
Principal amount of 1.75% Senior Convertible Notes	—	225.0
Principal amount of 1.00% Senior Convertible Notes	223.9	—
Unamortized Senior Convertible Notes debt issuance cost	(1.0)	(0.9)
Long-term debt	$616.5	$224.1
The Company was in compliance with all debt covenants as of July 2, 2022 and July 3, 2021.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of July 2, 2022, the expected remaining term of the 2029 Notes is 7.2 years.
1.75% Senior Convertible Notes (2023 Notes)
On May 29, 2018, the Company issued $225.0 million aggregate principal amount of 1.75% Senior Convertible Notes due 2023 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $155.5 million aggregate principal of the 2023 Notes to certain holders of the 2033 Notes in exchange for $151.5 million principal of the 2033 Notes and issued and sold $69.5 million aggregate principal amount of the 2023 Notes in a private placement to accredited institutional buyers (the Private Placement).
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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through June 1, 2023. As of July 2, 2022, the unamortized portion of the debt issuance costs related to the 2023 Notes was $0.1 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.
As of July 2, 2022, the expected remaining term of the 2023 Notes is 11 months. As a result, the carrying value of the 2023 Notes was re-classified to short-term debt on the Consolidated Balance Sheet. See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022.
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
The 2024 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2023, in multiples of $1,000 principal amount, at the option of the holder only under the following circumstances:
• On any date during any calendar quarter beginning after June 30, 2017 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter;
• If the Company distributes to all or substantially all holders of its common stock rights or warrants (other than pursuant to a stockholder rights plan) entitling them to purchase, for a period of 45 calendar days or less, shares of VIAVI’s common stock at a price less than the average closing sale price of VIAVI’s common stock for the ten trading days preceding the declaration date for such distribution;
• If the Company distributes to all or substantially all holders of its common stock, cash or other assets, debt securities or rights to purchase our securities (other than pursuant to a stockholder rights plan), at a per share value exceeding 10% of the closing sale price of the Company’s common stock on the trading day preceding the declaration date for such distribution;
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
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs. The debt issuance costs were capitalized and are being amortized to interest expense using the effective interest rate method from issuance date through March 1, 2024. As of July 2, 2022, the unamortized portion of the debt issuance costs related to the 2024 Notes was $1.0 million, which was included as a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets.

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
During fiscal 2022 the closing price of the Company’s stock did not exceed 130% of the applicable conversion price of the 2024 Notes for at least 20 of the last 30 consecutive trading days of any of the calendar quarters. The carrying value of the 2024 Notes was reclassified to long-term debt as of October 2, 2021.
As of July 2, 2022, the expected remaining term of the 2024 Notes is 1.7 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement section below for details of the 2024 Notes exchange transactions during fiscal 2022.
Senior Convertible Notes Settlement
On September 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes in exchange for an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash. The Company recorded a loss of $85.9 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
On November 17, 2021 and November 22, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $20.6 million principal amount of the 2023 Notes and $25.0 million principal amount of the 2024 Notes in exchange for $59.0 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
On March 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $23.2 million principal amount of the 2023 Notes and $26.8 million principal amount of the 2024 Notes in exchange for $64.7 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
On June 3, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $19.3 million principal amount of the 2023 Notes and $3.1 million principal amount of the 2024 Notes in exchange for $27.1 million in cash. The Company recorded a loss of $3.1 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Company’s Consolidated Statements of Operations.
As of July 2, 2022, the outstanding principal amount of the 2023 and 2024 Notes was $68.1 million and $223.9 million, respectively, in each case, with terms unchanged.
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
As of July 2, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $206.4 million.
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
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Interest expense-contractual interest	$16.5	$8.5	$8.5
Amortization of debt issuance cost	2.8	2.3	1.8
Other	4.0	3.9	3.1
Total Interest Expense	$23.3	$14.7	$13.4
The effective interest rate on the Company’s contractual debt was 2.25%, 1.25% and 1.25% for fiscal 2022, 2021 and 2020, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the fiscal years ended July 2, 2022 and July 3, 2021, the total operating lease costs were $14.0 million and $13.9 million, respectively. Total variable lease costs were immaterial during the fiscal years ended July 2, 2022 and July 3, 2021. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of July 2, 2022, the weighted-average remaining lease term was 7.2 years, and the weighted-average discount rate was 4.4%.
During the fiscal years ended July 2, 2022 and July 3, 2021, cash paid for amounts included in the measurement of operating lease liabilities was $15.5 million and $15.1 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities was $14.7 million and $15.4 million, respectively.
The balance sheet information related to our operating leases is as follows (in millions):

July 2, 2022
Other non-current assets	$45.2
Total operating ROU assets	$45.2

Other current liabilities	$10.1
Other non-current liabilities	33.5
Total operating lease liabilities	$43.6
Future minimum operating lease payments as of July 2, 2022 are as follows (in millions):

Operating Leases
Fiscal 2023	$10.2
Fiscal 2024	9.8
Fiscal 2025	7.8
Fiscal 2026	6.0
Fiscal 2027	4.6
Thereafter	12.8
Total lease payments	51.2
Less: Interest	(7.6)
Present value of lease liabilities	$43.6
Future minimum operating lease payments as of July 3, 2021, were as follows (in millions):

Operating Leases
Fiscal 2022	$11.7
Fiscal 2023	9.4
Fiscal 2024	6.8
Fiscal 2025	4.9
Fiscal 2026	3.8
Thereafter	13.7
Total lease payments	50.3
Less: Interest	(7.9)
Present value of lease liabilities	$42.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring and Related Charges
The Company's restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During fiscal 2022 and 2021, the Company recorded a benefit related to restructuring actions of $0.1 million and $1.6 million, respectively. During fiscal 2020, the Company recorded a charge related to restructuring actions of $3.5 million. A summary of the activity in the remaining restructuring plan is outlined below (in millions):

	Balance as of July 3, 2021	Fiscal 2022 Benefit	Cash Settlements	Non-cash Settlements and Other Adjustments	Balance as of July 2, 2022
Fiscal 2019 NSE	$0.5	$(0.1)	$(0.4)	$—	$—

The NSE Restructuring Plan was approved by Management during the first quarter of fiscal 2019 as part of a strategy to improve overall profitability in the NSE business segment and included actions related to consolidation, integration and workforce reduction. The plan was re-approved in the third quarter of fiscal 2019 and the fourth quarter of fiscal 2020 to include additional headcount. The balance of $0.5 million as of July 3, 2021 is included in other current liabilities on the Consolidated Balance Sheets and the plan closed after remaining payments were made during fiscal 2022.
Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Domestic	$(82.6)	$(21.7)	$(14.9)
Foreign	147.7	152.5	129.2
Income before income taxes	$65.1	$130.8	$114.3
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal income tax expense	—	—	—
State:
Current	(2.2)	20.1	2.7
Deferred	—	—	—
Total state income tax (benefit) expense	(2.2)	20.1	2.7
Foreign:
Current	63.2	44.8	50.1
Deferred	(11.4)	(1.6)	12.5
Total foreign income tax expense	51.8	43.2	62.6
Total income tax expense	$49.6	$63.3	$65.3
The state current benefit primarily relates to a true-up of the estimated state tax impact of the internal intellectual property restructuring transaction which, was undertaken in the fourth quarter of fiscal 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions including the current expense related an internal intellectual property restructuring and withholding tax related to intercompany dividends. The foreign deferred tax (benefit) expense relates to the release of valuation allowance in a foreign jurisdiction, a reclassification of deferred tax expense accrued on intercompany dividends to current tax expense upon dividend declaration and the amortization of purchased intangible assets.
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Income tax expense computed at federal statutory rate	$13.7	$27.5	$24.0
Withholding Taxes	8.7	8.7	34.2
U.S. Inclusion of foreign earnings	19.8	3.6	12.8
Internal Intellectual Property Restructuring	10.1	19.1	—
Valuation allowance	3.3	1.0	(3.5)
Foreign rate differential	6.9	3.9	4.5
Reserves	1.7	1.5	2.3
Permanent items	0.3	(0.6)	(0.7)
Fair value change of the earn-out liability	0.1	(1.5)	(6.6)
Reversal of previously accrued taxes	(8.6)	(2.1)	(3.7)
Research and experimentation benefits and other tax credits	(1.1)	(0.5)	(0.2)
State taxes	0.8	0.9	2.1
Disallowed compensations	2.2	1.4	0.4
Senior Convertible Notes settlements	(8.3)	—	—
Other	—	0.4	(0.3)
Income tax expense	$49.6	$63.3	$65.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	July 2, 2022	July 3, 2021	June 27, 2020
Gross deferred tax assets:
Tax credit carryforwards	$136.7	$135.7	$159.5
Net operating loss carryforwards	491.8	536.1	1,118.6
Capital loss carryforwards	1.0	1.1	63.8
Inventories	34.5	28.9	20.3
Accruals and reserves	58.5	66.5	61.6
Intangibles including acquisition-related items	603.6	632.4	45.2
Capitalized research costs	100.3	15.7	72.0
Other	45.7	65.9	44.1
Gross deferred tax assets	1,472.1	1,482.3	1,585.1
Valuation allowance	(1,320.8)	(1,308.9)	(1,423.1)
Deferred tax assets	151.3	173.4	162.0
Gross deferred tax liabilities:
Acquisition-related items	(31.9)	(29.1)	(31.8)
Tax on unrepatriated earnings	(7.2)	(18.4)	(15.6)
Foreign branch taxes	(17.8)	(22.2)	(21.4)
Other	(17.6)	(18.7)	(11.7)
Deferred tax liabilities	(74.5)	(88.4)	(80.5)
Total net deferred tax assets	$76.8	$85.0	$81.5
As of July 2, 2022, the Company had federal, state and foreign tax net operating loss carryforwards of $1,940.0 million, $444.0 million and $454.5 million, respectively, and federal and state research tax credit carryforwards of $82.4 million and $53.9 million respectively. The federal tax net operating loss carryforwards start to expire in fiscal 2023 and at various dates through 2038 if not utilized. The federal credit carryforwards start to expire fiscal 2023 and at various dates through fiscal 2043 if not utilized. The state tax net operating loss carryforwards start to expire in fiscal 2023 and at various dates through 2041 if not utilized. The state research credit start to expire in fiscal 2023 but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
On July 2, 2022, the Company completed a planned internal transaction moving certain of VIAVI’s intellectual properties out of a foreign jurisdiction where tax rates are scheduled to increase to the U.S. entity established in fiscal 2021 to own and manage VIAVI’s other intellectual properties. The Company recorded foreign tax expense of $13.2 million related to this transaction which is included in the internal intellectual property restructuring line of the current year effective tax rate reconciliation.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $11.8 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $1.5 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On July 2, 2021, the Company completed a planned series of internal transactions restructuring certain of VIAVI’s intellectual properties. The result of which aligned the properties in a single entity which owns, manages, directs, and protects the properties, including but not limited to patents, product designs, processes, manufacturing technologies, know-how, and trade secrets. In conjunction with the internal restructuring, $2.3 billion ($482 million tax effected) of U.S. federal net operating loss carryforwards were utilized, the Company recognized a new deferred tax asset relating to the book and tax basis difference of certain intangible assets of $589 million. Given the full valuation allowance that is carried on the Company’s U.S. deferred tax assets, the change in the deferred taxes as a result of the transaction does not have material impact on the financial statements. The Company recorded state tax expense including reserves for uncertain tax positions of $19.1 million related to this transaction.
During fiscal 2020, in light of the economic uncertainty caused by COVID-19, the Company reevaluated its historic assertion on foreign earnings and no longer considered a majority of its earnings to be permanently reinvested resulting in a $32.5 million charge for withholding taxes expected to be paid on the repatriation of $324.0 million of foreign earnings that the Company does not consider to be permanently reinvested. During the third quarter of fiscal 2020, which included changing the Company’s intent with regard to the indefinite reinvestment of such foreign earnings, the Company initially accrued $31.6 million for withholding taxes expected to be paid on the repatriation of $316.4 million of accumulated foreign earnings that it no longer considers to be permanently reinvested as of the third quarter. During fiscal 2020, the Company paid $19.5 million withholding income tax on the repatriation of foreign earnings. The repatriation of these earnings increases available cash in the U.S. and provides greater U.S. financial flexibility to assist the Company in navigating the expected downturn in the economy. The foreign earnings are being repatriated to the U.S. without incurring any significant additional U.S current or deferred tax expense.
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
The valuation allowance increased by $11.9 million in fiscal 2022, decreased by $114.2 million in fiscal 2021, and decreased by $4.9 million in fiscal 2020. The increase during fiscal 2022 was primarily due to the increase in capitalization of federal research expenditures in the U.S. The decrease during fiscal 2021 was primarily due to the expiration of federal net operating losses, federal capital losses, and federal research credits. The increase during fiscal 2020 was primarily due to the business acquired during the year. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended July 2, 2022	$1,308.9	$101.7	$(89.8)	$1,320.8
Year Ended July 3, 2021	$1,423.1	$617.5	$(731.7)	$1,308.9
Year Ended June 27, 2020	$1,427.9	$90.1	$(94.9)	$1,423.1
(1) Additions include current year additions charged to expenses and current year build due to increases in net deferred tax assets, return to provision true-ups, and other adjustments.
(2) Deductions include current year releases credited to expenses and current year reductions due to decreases in net deferred tax assets, return to provision true-ups, other adjustments and increases in deferred tax liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of unrecognized tax benefits between June 29, 2019 and July 2, 2022 is as follows (in millions):

Balance at June 29, 2019	$54.2
Additions based on tax positions related to current year	2.2
Additions based on tax positions related to prior year	0.3
Reduction based on tax positions related to prior year	(3.8)
Reduction related to settlement	(0.4)
Reductions for lapse of statute of limitations	(0.5)
Balance at June 27, 2020	52.0
Additions based on tax positions related to current year	14.8
Reduction based on tax positions related to prior year	(6.8)
Reduction related to settlement	(0.5)
Reductions for lapse of statute of limitations	(0.4)
Balance at July 3, 2021	59.1
Additions based on tax positions related to current year	0.4
Addition based on tax positions related to prior year	2.6
Reduction based on tax positions related to prior year	(2.6)
Reductions for lapse of statute of limitations	(6.1)
Balance at July 2, 2022	$53.4
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at July 2, 2022 are $10.6 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 2, 2022 are $39.1 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 2, 2022, July 3, 2021 and June 27, 2020 was approximately $2.1 million, $4.0 million, and $2.7 million, respectively. During fiscal 2022, the Company’s accrued interest and penalties decreased by $1.9 million. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 2, 2022:

Tax Jurisdictions	Tax Years
United States(1)	2004 and onward
Canada	2021 and onward
China	2017 and onward
France	2017 and onward
Germany	2017 and onward
Korea	2017 and onward
United Kingdom	2020 and onward
(1) Although the Company is generally subject to a three-year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2019, the Board of Directors authorized a stock repurchase plan (“2019 Repurchase Plan”) of up to $200 million of the Company’s common stock through open market or private transactions before September 30, 2021. On August 18, 2021, the Board of Directors approved to extend the 2019 Repurchase Plan until September 30, 2022. Under the 2019 Repurchase Plan, the Company may repurchase its common stock from time to time at the discretion of the Company’s management.
During fiscal 2022, the Company repurchased 3.1 million shares of its common stock for $45.5 million under the 2019 Repurchase plan. As of July 2, 2022, the Company had approximately $67.3 million remaining under the program.
In September 2021, the Board of Directors authorized a new stock repurchase plan (“2021 Repurchase Plan”) of up to $190 million. The 2021 Repurchase plan is separate from the 2019 Repurchase Plan noted above and was solely used for the repurchase of the Company’s common stock issued in connection with the exchange transaction with certain holders of its Senior Convertible Notes (refer to Senior Convertible Notes Settlement section of “Note 11. Debt” for more details).
During fiscal 2022, the Company repurchased 11.7 million shares of its common stock for $190 million under the 2021 Repurchase plan. As of July 2, 2022, there is no remaining authorization under this plan.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except average price per share amounts):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Total number of shares repurchased	14.8	3.0	3.7
Average price per share	$15.91	$14.21	$11.99
Total purchase price	$235.5	$42.6	$44.4
Remaining authorization at end of period	$67.3	$112.9	$155.6
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2022, 2021 and 2020 have been canceled and retired.
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
As of July 2, 2022, the Company had 7.4 million shares subject to (i) stock options and Full Value Awards (defined below) issued and outstanding under the Amended and Restated 2003 Plan, (ii) inducement grants made in connection with the appointment of new CEO in fiscal 2016 and (iii) stock options and Full Value Awards issued and outstanding under various other plans the Company assumed through acquisitions. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options. Options generally become exercisable over a three- or four-year period and, if not exercised, expire from five to ten years after the date of grant.
As of July 2, 2022, 11.3 million shares of common stock, primarily under Amended and Restated 2003 Plan, were available for grant.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. The ESPP will terminate upon the earlier of November 15, 2027 or the date on which all shares available for issuance have been sold. As of July 2, 2022, 1.7 million shares remained available for issuance. The ESPP as adopted provided for a 5% discount with a look-back period of six months. In May 2019, the ESPP was amended to provide for a 15% discount.
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
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2022, 2021 and 2020 was as follows (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Cost of revenue	$5.2	$4.8	$4.3
Research and development	8.6	8.9	7.7
Selling, general and administrative	38.5	34.6	32.6
Total stock-based compensation expense	$52.3	$48.3	$44.6
Approximately $1.2 million of stock-based compensation expense was capitalized to inventory at July 2, 2022.
Stock Option Activity
There has been no activity for stock-based compensation expense related to stock options during the fiscal years ended July 2, 2022, July 3, 2021, and June 27, 2020. The following table summarized outstanding and exercisable options as of July 2, 2022 all of which have been fully amortized and recognized since before June 29, 2019.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$5.95	1,180,257	1.62	$5.95	$8.4	1,180,257	1.62	$5.95	$8.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $13.09 as of July 2, 2022, which would have been received by the option holders had all option holders exercised their options as of that date. The total number of in-the-money options exercisable as of July 2, 2022 was 1.2 million.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2022, the Company issued shares of 294,119 and 269,988 on January 31, 2022 and July 31, 2021, respectively, as part of the ESPP. As of July 2, 2022, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2023.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of July 2, 2022 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares(1)	Non-Performance Shares	Total Number of Shares	Weighted-average Grant-dated Fair Value
Non-vested June 29, 2019	1.0	5.7	6.7	$10.81
Awards granted	0.7	3.2	3.9	$13.76
Awards vested	(0.7)	(3.4)	(4.1)	$10.40
Awards forfeited	—	(0.4)	(0.4)	$11.44
Non-vested June 27, 2020	1.0	5.1	6.1	$12.97
Awards granted	1.3	3.3	4.6	$14.15
Awards vested	(0.6)	(3.1)	(3.7)	$12.58
Awards forfeited	(0.2)	(0.5)	(0.7)	$13.83
Non-vested July 3, 2021	1.5	4.8	6.3	$13.98
Awards granted	0.4	2.4	2.8	$16.95
Awards vested	(0.4)	(2.2)	(2.6)	$13.38
Awards forfeited	(0.1)	(0.2)	(0.3)	$14.64
Non-vested July 2, 2022	1.4	4.8	6.2	$15.55
(1) Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2022, 2021 and 2020 was estimated to be $7.9 million, $15.6 million and $7.7 million, respectively, and was calculated using a Monte Carlo simulation. The fair value of PSU awards granted in fiscal 2021 was $2.0 million. The Company did not grant any PSU awards in fiscal 2022 and 2020. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of July 2, 2022, $58.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over an estimated amortization period of 1.8 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Valuation Assumptions
The Company generally estimates the fair value of time-based RSU awards based on the closing market price of the Company’s common stock on the date of grant. In the case of PSUs that are performance-based awards without a market condition, the Company will estimate the fair value of the awards using a probability weighted model. In the case of MSUs or PSUs, that are performance based awards and include a market condition, the Company will estimate the fair value of the award using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. The weighted-average assumptions used to measure fair value were as follows:

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Volatility of common stock	33.8%	38.5%	30.4%
Average volatility of peer companies	58.7%	65.7%	52.5%
Average correlation coefficient of peer companies	0.3442	0.3653	0.1842
Risk-free interest rate	0.2%	0.3%	1.5%
The Company did not issue stock option grants during the fiscal years ended July 2, 2022, July 3, 2021 and June 27, 2020. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	July 2, 2022	July 3, 2021	June 27, 2020
Expected term (in years)	0.5	0.5	0.5
Expected volatility	24.3%	44.9%	27.6%
Risk-free interest rate	0.3%	0.1%	1.8%
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $20,500 in calendar year 2022 as set by the Internal Revenue Service.
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $5.1 million, $4.7 million and $4.9 million in fiscal 2022, 2021 and 2020, respectively.
Employee Defined Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed in a prior acquisition. The Company also is responsible for the non-pension postretirement benefit obligation assumed from a past acquisition.
Most of the plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 2, 2022, the U.K. plan was partially funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the postretirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments’ section below. No other required contributions are expected in fiscal 2023, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Service cost	$0.2	$0.2	$0.3
Interest cost	1.6	1.5	1.9
Expected return on plan assets	(1.7)	(1.7)	(1.5)
Recognized net actuarial losses	2.9	3.1	2.8
Net periodic cost	$3.0	$3.1	$3.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s accumulated other comprehensive (loss) income includes unrealized net actuarial (gains)/losses. The amount expected to be recognized in net periodic benefit cost during fiscal 2023 is $0.2 million. Refer to “Note 18. Commitments and Contingencies” for further information on the provision for legal proceeding. The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	July 2, 2022	July 3, 2021
Change in benefit obligation
Benefit obligation at beginning of year	$140.5	$138.9
Service cost	0.2	0.2
Interest cost	1.6	1.5
Actuarial gains	(25.7)	(4.8)
Benefits paid	(6.3)	(6.1)
Foreign exchange impact	(14.8)	10.8
Benefit obligation at end of year	$95.5	$140.5
Change in plan assets
Fair value of plan assets at beginning of year	$36.2	$29.0
Actual return on plan assets	(3.0)	2.9
Employer contributions	6.7	6.9
Benefits paid	(6.3)	(6.0)
Foreign exchange impact	(4.3)	3.4
Fair value of plan assets at end of year	29.3	36.2
Funded status	(66.2)	(104.3)
Accumulated benefit obligation	$95.5	$140.5

	Pension Benefit Plans
	July 2, 2022	July 3, 2021
Amount recognized in the Consolidated Balance Sheets at end of year:
Current liabilities	$7.0	$7.9
Non-current liabilities	59.2	96.4
Net amount recognized at end of year	$66.2	$104.3
Amount recognized in accumulated other comprehensive (loss) income at end of year:
Actuarial losses, net of tax	$(7.2)	$(24.0)
Net amount recognized at end of year	$(7.2)	$(24.0)
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain	$13.9	$4.1
Amortization of accumulated net actuarial losses	2.9	3.1
Total recognized in other comprehensive income (loss)	$16.8	$7.2
As of July 2, 2022 and July 3, 2021, the liability balances related to the post retirement benefit plan were $0.4 million. The liability balances were included in other non-current liabilities on the Consolidated Balance Sheets.
During fiscal 2022, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.0 million or approximately $1.3 million, while in fiscal 2021, the Company contributed £1.5 million or approximately $2.0 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	July 2, 2022	July 3, 2021	June 27, 2020
Used to determine net period cost at end of year:
Discount rate	3.2%	1.2%	1.1%
Expected long-term return on plan assets	6.2%	5.4%	5.6%
Rate of pension increase	2.2%	2.2%	2.3%

Used to determine benefit obligation at end of year:
Discount rate	3.2%	1.2%	1.0%
Rate of pension increase	2.2%	2.3%	2.2%
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of July 2, 2022 (in millions, except percentage data):

				Fair value as of
				July 2, 2022
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$10.3	35.2%	$—	$10.3
Fixed income	40%	10.4	35.5%	—	10.4
Other	20%	6.4	21.9%	—	6.4
Cash		2.2	7.5%	2.2	—
Total assets		$29.3	100.0%	$2.2	$27.1
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

Pension Benefit Plans
2023	$8.0
2024	5.6
2025	5.3
2026	5.4
2027	5.5
2028-2031	22.8
Thereafter	13.6
Total	$66.2
Note 18. Commitments and Contingencies
Royalty payments
The Company is obligated to make future minimum royalty payments of $2.8 million measured as of July 2, 2022 for the use of certain licensed technologies. Future minimum payments are expected to be paid through the third quarter of fiscal 2026, as follows (in millions):

Royalty Payments
2023	$1.7
2024	0.4
2025	0.4
2026	0.3
2027	—
Total	$2.8
Purchase Obligations
Purchase obligations of $188.9 million as of July 2, 2022, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
As of July 2, 2022, $0.1 million was included in Other current liabilities, and $16.0 million was included in Other non-current liabilities. As of July 3, 2021, $0.1 million was included in Other current liabilities, and $16.1 million was included in Other non-current liabilities.
As of July 2, 2022, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

2023	$3.0
2024	3.0
2025	3.1
2026	3.1
2027	3.2
Thereafter	13.6
Total minimum leaseback payments	$29.0
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of July 2, 2022 and July 3, 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Outstanding Letters of Credit and Performance Bonds
As of July 2, 2022, the Company had standby letters of credit of $11.7 million, and other claims of $1.2 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2022 and 2021 (in millions):

	Year Ended
	July 2, 2022	July 3, 2021
Balance as of beginning of period	$9.7	$9.4
Provision for warranty	5.2	3.0
Utilization of reserve	(2.4)	(2.5)
Adjustments related to pre-existing warranties (including changes in estimates)	(1.9)	(0.2)
Balance as of end of period	$10.6	$9.7
Legal Proceedings
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined that the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies. The accrual is included as a component of other non-current liabilities, in the Company’s Consolidated Balance Sheets.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company is pursuing a deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of July 2, 2022, the related accrued pension liability was £5.4 million or $6.5 million.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer, as the Company’s Chief Operating Decision Maker (CODM), uses operating segment financial information to evaluate segment performance and to allocate resources.
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
(iii) Optical Security and Performance Products:
OSP leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell technologies for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended July 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$739.7	$53.0	$792.7	$342.8	$—	$1,135.5
Service revenue	106.1	50.3	156.4	0.5	—	156.9
Net revenue	$845.8	$103.3	$949.1	$343.3	$—	$1,292.4

Gross profit	543.6	71.5	615.1	193.6	(35.2)	773.5
Gross margin	64.3%	69.2%	64.8%	56.4%		59.8%

Operating income			147.8	139.0	(101.8)	185.0
Operating margin			15.6%	40.5%		14.3%

	Year Ended July 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$650.5	$40.6	$691.1	$360.3	$—	$1,051.4
Service revenue	96.1	50.7	146.8	0.7	—	147.5
Net revenue	$746.6	$91.3	$837.9	$361.0	$—	$1,198.9

Gross profit	474.2	59.9	534.1	218.1	(37.8)	714.4
Gross margin	63.5%	65.6%	63.7%	60.4%		59.6%

Operating income			92.2	161.3	(111.3)	142.2
Operating margin			11.0%	44.7%		11.9%

	Year Ended June 27, 2020
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$669.1	$49.9	$719.0	$286.2	$—	$1,005.2
Service revenue	77.6	52.8	130.4	0.7	—	131.1
Net revenue	$746.7	$102.7	$849.4	$286.9	$—	$1,136.3

Gross profit	482.4	68.8	551.2	153.0	(38.9)	665.3
Gross margin	64.6%	67.0%	64.9%	53.3%		58.5%

Operating income			108.8	102.1	(92.8)	118.1
Operating margin			12.8%	35.6%		10.4%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
Corporate reconciling items impacting gross profit:
Total segment gross profit	$808.7	$752.2	$704.2
Stock-based compensation	(5.2)	(4.8)	(4.3)
Amortization of intangibles	(30.0)	(33.2)	(32.7)
Other (charges) benefits unrelated to core operating performance(1)	—	0.2	(1.9)
GAAP gross profit	$773.5	$714.4	$665.3

Corporate reconciling items impacting operating income:
Total segment operating income	$286.8	$253.5	$210.9
Stock-based compensation	(52.3)	(48.3)	(44.6)
Amortization of intangibles	(39.7)	(66.5)	(67.8)
Change in fair value of contingent liability	(0.3)	5.3	31.5
Other charges unrelated to core operating performance(1)	(9.6)	(3.4)	(8.4)
Restructuring and related benefits (charges)	0.1	1.6	(3.5)
GAAP operating income from continuing operations	$185.0	$142.2	$118.1

(1) During the years ended July 2, 2022, July 3, 2021, and June 27, 2020 other (charges) benefits unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.
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

	Years Ended
	July 2, 2022			July 3, 2021			June 27, 2020
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$332.5	$56.4	$388.9	$275.8	$54.2	$330.0	$288.3	$53.3	$341.6
Other Americas	82.2	14.6	96.8	72.7	12.9	85.6	57.8	15.4	73.2
Total Americas	$414.7	$71.0	$485.7	$348.5	$67.1	$415.6	$346.1	$68.7	$414.8

Asia-Pacific:
Greater China	$247.5	$8.9	$256.4	$265.8	$11.2	$277.0	$238.2	$7.5	$245.7
Other Asia	185.2	20.1	205.3	118.5	15.0	133.5	108.0	14.5	122.5
Total Asia-Pacific	$432.7	$29.0	$461.7	$384.3	$26.2	$410.5	$346.2	$22.0	$368.2

EMEA:
Switzerland	$62.4	$0.3	$62.7	$76.2	$0.4	$76.6	$64.5	$0.1	$64.6
Other EMEA	225.7	56.6	282.3	242.4	53.8	296.2	248.4	40.3	288.7
Total EMEA	$288.1	$56.9	$345.0	$318.6	$54.2	$372.8	$312.9	$40.4	$353.3

Total net revenue	$1,135.5	$156.9	$1,292.4	$1,051.4	$147.5	$1,198.9	$1,005.2	$131.1	$1,136.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SICPA Holding SA Company (SICPA), a customer of the Company’s OSP segment, generated more than 10% of VIAVI net revenue from continuing operations during fiscal 2022, 2021 and 2020 as summarized below (in millions):

	Years Ended
	July 2, 2022	July 3, 2021	June 27, 2020
SICPA - OSP customer	$178.4	$193.9	$139.9
Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 2, 2022	July 3, 2021
United States	$148.3	$109.4
Other Americas	1.8	2.0
China	39.7	45.4
Other Asia-Pacific	4.5	5.4
United Kingdom	25.7	27.3
Other EMEA	8.9	6.5
Total property, plant and equipment, net	$228.9	$196.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2022 and 2021 (in millions, except per share data):

	July 2, 2022	April 2, 2022	January 1, 2022	October 2, 2021	July 3, 2021	April 3, 2021	January 2, 2021	October 3, 2020

Net revenue	$335.3	$315.5	$314.8	$326.8	$310.9	$303.4	$299.9	$284.7
Gross profit	201.1	186.9	190.5	195.0	182.9	182.0	180.1	169.4
Net income (loss)	$16.5	$19.2	$34.6	$(54.8)	$3.3	$17.2	$27.3	$19.7

Net income (loss) per share - basic:
Net income (loss)(1)	$0.07	$0.08	$0.15	$(0.24)	$0.01	$0.08	$0.12	$0.09

Net income (loss) per share - diluted:
Net income (loss)(1)	$0.07	$0.08	$0.14	$(0.24)	$0.01	$0.07	$0.12	$0.08

Shares used in per-share calculation:
Basic	227.2	229.2	236.0	231.1	228.4	228.7	228.8	228.8
Diluted	231.3	236.8	242.3	231.1	241.9	240.2	231.1	231.8
(1) Net income (loss) per share is computed independently for each of the fiscal quarters presented. Therefore, the sum of the quarterly basic and diluted Net income (loss) per share amounts may not equal the annual basic and diluted Net income (loss) per share amount for the full fiscal years.
Note 21. Subsequent Events
On July 18, 2022, the Company completed a business acquisition for total consideration of approximately $19 million.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 2, 2022.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of July 2, 2022.
The effectiveness of the Company’s internal control over financial reporting as of July 2, 2022 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 2, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal One—Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2022 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 2, 2022. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct by posting such information on our investor relations website under the heading “Governance-Governance Documents” at https://investor.viavisolutions.com/governance/governance-overview/default.aspx.

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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
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
(3)Exhibits:
See Item 15(b)

(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1#	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017
4.2	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.3	Indenture, dated as of May 29, 2018 between Viavi Solutions Inc. and US Bank National Association as Trustee	8-K	4.1	5/29/2018
4.4	Form of 1.75% Senior Convertible Notes due 2023	8-K	4.2 (Incl. in 4.1)	5/29/2018
4.5	Indenture, dated as of September 29, 2021 between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
4.6	Form of 3.750% Senior Notes due 2029	8-K	4.2 (Inc. in 4.1)	9/29/2021
4.7	Description of Securities	10-K	4.6	8/24/2020

10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Employment Agreement between Henk Derksen and Viavi Solutions Inc., effective as of March 15, 2021	8-K	10.1	5/7/2021
10.3+	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/27/2019
10.4+	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.5+	Restated 2003 Equity Incentive Plan	10-Q	10.1	2/6/2020
10.6+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement	8-K	10.3	6/20/2020
10.7	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.8+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.9+	Form of Option Grant Notice and Option Agreement, by and between the Registrant and Oleg Khaykin	S-8	99.1	2/11/2016
10.10+	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.2	6/22/2020
10.11	Credit Agreement, dated December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)				X
#As permitted by Item 601(b)(2) of Regulation S-K, certain schedules to this agreement have not been filed herewith. The Company will furnish supplementally a copy of any omitted schedule to the SEC upon request.
+Indicates management contract or compensation plan, contract or arrangement.

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 19, 2022	VIAVI SOLUTIONS INC.

	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 19, 2022
Oleg Khaykin	(Principal Executive Officer)

/s/ HENK DERKSEN	Executive Vice President and Chief Financial Officer	August 19, 2022
Henk Derksen	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 19, 2022
Richard Belluzzo

/s/ KEITH BARNES	Director	August 19, 2022
Keith Barnes

/s/ LAURA BLACK	Director	August 19, 2022
Laura Black

/s/ TOR BRAHAM	Director	August 19, 2022
Tor Braham

/s/ TIMOTHY E. CAMPOS	Director	August 19, 2022
Timothy E. Campos

/s/ DONALD COLVIN	Director	August 19, 2022
Donald Colvin

/s/ MASOOD JABBAR	Director	August 19, 2022
Masood Jabbar

/s/ JOANNE SOLOMON	Director	August 19, 2022
Joanne Solomon