Form 10-Q
period 2022-10-01
VIAVI SOLUTIONS INC.
filed 2022-11-04
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2022
 OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission File Number 000-22874
Viavi Solutions Inc.
(Exact name of Registrant as specified in its charter)

Delaware	94-2579683
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1445 South Spectrum Blvd, Suite 102, Chandler, Arizona 85286
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 29, 2022, the Registrant had 226,358,479 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
Revenues:
Product revenue	$267.7	$289.1
Service revenue	42.5	37.7
Total net revenue	310.2	326.8
Cost of revenues:
Product cost of revenue	98.9	106.7
Service cost of revenue	19.4	17.2
Amortization of acquired technologies	7.1	7.9
Total cost of revenues	125.4	131.8
Gross profit	184.8	195.0
Operating expenses:
Research and development	52.6	53.6
Selling, general and administrative	80.2	91.8
Amortization of other intangibles	2.2	2.7
Total operating expenses	135.0	148.1
Income from operations	49.8	46.9
Loss on convertible note settlement (Note 11)	—	(85.9)
Interest income and other income, net	1.1	1.4
Interest expense	(6.1)	(3.6)
Income (loss) before income taxes	44.8	(41.2)
Provision for income taxes	12.2	13.6
Net income (loss)	$32.6	$(54.8)

Net income (loss) per share:
Basic	$0.14	$(0.24)
Diluted	$0.14	$(0.24)

Shares used in per share calculations:
Basic	226.3	231.1
Diluted	230.4	231.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
Net income (loss)	$32.6	$(54.8)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	(42.6)	(9.6)
Unrealized holding gain arising during period	—	0.1
Amortization of net actuarial losses and other pension adjustments	(0.3)	0.8
Net change in accumulated other comprehensive loss	(42.9)	(8.7)
Comprehensive loss	$(10.3)	$(63.5)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 1, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$512.6	$559.9
Short-term investments	1.3	1.4
Restricted cash	3.2	3.6
Accounts receivable, net	246.3	260.9
Inventories, net	110.6	110.1
Prepayments and other current assets	76.8	69.2
Total current assets	950.8	1,005.1
Property, plant and equipment, net	231.7	228.9
Goodwill, net	387.8	387.6
Intangibles, net	48.7	54.2
Deferred income taxes	83.0	86.3
Other non-current assets	63.1	65.8
Total assets	$1,765.1	$1,827.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62.0	$58.3
Accrued payroll and related expenses	48.6	76.0
Deferred revenue	71.4	81.0
Accrued expenses	26.7	29.3
Short-term debt (Note11)	68.0	68.4
Other current liabilities	56.5	56.3
Total current liabilities	333.2	369.3
Long-term debt	616.9	616.5
Other non-current liabilities	166.6	170.4
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at October 1, 2022 and July 2, 2022	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 227 million shares at October 1, 2022 and 226 million shares at July 2, 2022, issued and outstanding	0.2	0.2
Additional paid-in capital	70,375.9	70,370.2
Accumulated deficit	(69,528.4)	(69,542.3)
Accumulated other comprehensive loss	(199.3)	(156.4)
Total stockholders’ equity	648.4	671.7
Total liabilities and stockholders’ equity	$1,765.1	$1,827.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 1, 2022	October 2, 2021
OPERATING ACTIVITIES:
Net income (loss)	$32.6	$(54.8)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	8.5	8.9
Amortization of acquired technologies and other intangibles	9.3	10.6
Stock-based compensation	13.0	13.6
Loss on convertible note settlement	—	85.9
Amortization of debt issuance costs	0.6	0.5
Deferred taxes, net	2.1	0.2
Gain on legal settlement	(6.7)	—
Other	0.8	1.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	11.3	10.9
Inventories	(6.6)	(10.3)
Other current and non-currents assets	4.0	(7.4)
Accounts payable	5.4	3.4
Income taxes payable	(10.4)	—
Deferred revenue, current and non-current	(6.6)	(3.8)
Accrued payroll and related expenses	(25.7)	(9.6)
Accrued expenses and other current and non-current liabilities	(5.0)	4.0
Net cash provided by operating activities	$26.6	$53.4

INVESTING ACTIVITIES:
Capital expenditures	$(14.8)	$(15.7)
Proceeds from the sale of assets	0.6	2.1
Acquisitions, net of cash hold back	(15.5)	(1.2)
Net cash used in investing activities	$(29.7)	$(14.8)

FINANCING ACTIVITIES:
Proceeds from issuance of 3.75% senior notes	$—	$400.0
Payment of debt issuance costs	—	(4.9)
Repurchase and retirement of common stock	(18.7)	(8.8)
Withholding tax payment on vesting of restricted stock and performance based-awards	(11.1)	(7.2)
Cash paid to note holders in convertible note settlement	—	(196.5)
Cash paid to third parties in convertible note settlement	—	(3.5)
Proceeds from employee stock purchase plan	3.7	3.7
Proceeds from revolving credit facility	—	150.0
Repayment of revolving credit facility	—	(150.0)
Payment of acquisition related holdback	(0.3)	—
Payment of acquired debt	(0.4)	—
Net cash (used in) provided by financing activities	$(26.8)	$182.8

Effect of exchange rates on cash, cash equivalents and restricted cash	$(17.9)	$(3.1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(47.8)	218.3
Cash, cash equivalents and restricted cash at the beginning of the period (1)	572.8	708.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$525.0	$926.7
(1)    These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $10.6 million as of July 2, 2022 and July 3, 2021, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $12.4 million and $11.1 million as of October 1, 2022 and October 2, 2021, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	32.6	—	32.6
Other comprehensive loss	—	—	—	—	(42.9)	(42.9)
Shares issued under employee stock plans, net of tax	1.7	—	(7.3)	—	—	(7.3)
Stock-based compensation	—	—	13.0	—	—	13.0
Repurchase of common stock	(1.3)	—	—	(18.7)	—	(18.7)
Balance at October 1, 2022	226.8	$0.2	$70,375.9	$(69,528.4)	$(199.3)	$648.4

Three Months Ended October 2, 2021
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(54.8)	—	(54.8)
Other comprehensive loss	—	—	—	—	(8.7)	(8.7)
Shares issued under employee stock plans, net of tax	1.3	—	(5.8)	—	—	(5.8)
Stock-based compensation	—	—	13.4	—	—	13.4
Repurchase of common stock	(0.5)	—	—	(8.5)	—	(8.5)
Convertible note settlement (Note 11)	10.6	—	159.1	—	—	159.1
Balance at October 2, 2021	239.7	$0.2	$70,349.9	$(69,385.6)	$(105.9)	$858.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three months ended October 1, 2022 and October 2, 2021 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 2, 2022.
There have been no material changes to the Company’s accounting policies during the three months ended October 1, 2022 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 2, 2022 on Form 10-K, filed with the SEC on August 19, 2022.
The Consolidated Balance Sheet as of July 2, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 1, 2022 and October 2, 2021 may not be indicative of results for the fiscal year ending July 1, 2023 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2023 is a 52-week year ending on July 1, 2023. The Company’s fiscal 2022 was a 52-week year ending on July 2, 2022.
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
We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between China and Taiwan, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Moreover, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and general market instability, all of which could adversely impact our financial results. As a result of the restrictions on exports to Russia, we suspended transactions in the region effective February 2022, which has negatively impacted our business. While sales in this jurisdiction are not material to our total consolidated revenues or net income, we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions due to risks and uncertainties, including the ongoing geopolitical instability as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, the impact on our future operations and results remains uncertain.

The worldwide spread of the COVID-19 virus and global slowdown of economic activity could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in shipping and commercial activities. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2021, the FASB issued ASU 2021-10 Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model including the disclosure of the types of assistance, an entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted the ASU on July 3, 2022 with no material impact expected to disclosures in the Annual Report on Form 10-K for the year ended July 1, 2023.
Recent Accounting Pronouncements Not Yet Adopted

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
In June 2022, the FASB issued ASU 2022-03 Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. This guidance is effective for the Company in the first quarter of fiscal 2025 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In September 2022, the FASB issued ASU 2022-04 Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. This guidance is effective for the Company in the first quarter of fiscal 2024 with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 1, 2022	October 2, 2021
Numerator:
Net income (loss)	$32.6	$(54.8)
Denominator:
Weighted-average shares outstanding:
Basic	226.3	231.1
Shares issuable assuming conversion of convertible notes (1)	1.4	—
Effect of dilutive securities from stock-based compensation plans	2.7	—
Diluted	230.4	231.1

Net income (loss) per share:
Basic	$0.14	$(0.24)
Diluted	$0.14	$(0.24)
(1)    Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes) and the 1.00% Senior Convertible Notes due 2024 (2024 Notes). As of October 1, 2022, the if-converted value in excess of outstanding principal of the 2023 and 2024 Notes was $1.6 million and $17.7 million, respectively. Refer to “Note 11. Debt” for more details.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
		(1)
Restricted stock units (2)	1.4	6.1
Stock options and Employee Stock Purchase Plan	—	1.5
Shares issuable from Senior Convertible Notes	—	8.3
Total potentially dilutive securities	1.4	15.9
(1)     As the Company incurred a loss from continuing operations in the period, potential securities from employee stock options, Employee Stock Purchase Plan (ESPP), restricted stock units (RSUs), performance stock units (PSUs) and Senior Convertible Notes have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.
(2)     Represents the number of RSUs that are excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended October 1, 2022, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 2, 2022	$(5.0)	$(144.2)	$(7.2)	$(156.4)
Other comprehensive loss before reclassification	—	(42.6)	—	(42.6)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(0.3)	(0.3)
Net current-period other comprehensive loss	—	(42.6)	(0.3)	(42.9)
Ending balance as of October 1, 2022	$(5.0)	$(186.8)	$(7.5)	$(199.3)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations, net of reclassification adjustments, for the three months ended October 1, 2022. There was no tax impact for the three months ended October 1, 2022. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
On July 18, 2022, the Company completed an acquisition accounted for as a business combination consisting of cash paid at closing of $17.5 million and $2.0 million of indemnity holdback. In connection with this acquisition, the Company recorded approximately $11.2 million of goodwill, $5.1 million of developed technology and $1.8 million of deferred tax liability. The acquired developed technology asset is being amortized over its estimated useful life of four years.
On May 13, 2022 and May 20, 2022, the Company completed acquisitions accounted for as business combinations for cash paid at close of $9.5 million, additional earn-outs of up to $3.3 million in cash to be paid based on the occurrence or achievement of certain agreed upon targets and $2.0 million of indemnity holdback. In connection with these acquisitions, the Company recorded $10.0 million of goodwill, $7.3 million of developed technology and other intangibles and $1.6 million of deferred tax liability. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years.
On September 17, 2021, the Company acquired all of the equity of one business for approximately $1.6 million. The acquisition was accounted for as an asset purchase. The developed technology will be amortized over its estimated useful life of five years.
On October 30, 2018, the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC) for approximately $33.4 million in cash as part of a business combination. An additional earn-out of up to $53.0 million, subject to achievement of certain gross profit targets over an approximate four year period through December 31, 2022, is currently not expected to be paid. The acquisition of RPC expands the Company’s 3D Sensing offerings.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three months ended October 1, 2022 and October 2, 2021 (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Beginning period balance	$2.5	$4.0
Fair value adjustment of earn-out liabilities	0.5	0.3
Currency translation adjustment	(0.1)	—
Ending period balance	$2.9	$4.3
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of October 1, 2022, and July 2, 2022, the Company had total unbilled receivables of $8.3 million and $7.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

October 1, 2022
Three Months Ended
Deferred revenue:
Balance at beginning of period	$100.4
Revenue deferrals for new contracts (1)	26.6
Revenue recognized during the period (2)	(35.5)
Balance at end of period (3)	$91.5

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
The value of the transaction price allocated to remaining performance obligations as of October 1, 2022, was $246.0 million. The Company expects to recognize approximately 91% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 2, 2022	Charged to Costs and Expenses	Deductions (1)	October 1, 2022
Allowance for credit losses	$1.4	$0.3	$(0.2)	$1.5
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	October 1, 2022	July 2, 2022
Finished goods	$40.5	$41.6
Work in process	18.3	17.7
Raw materials	51.8	50.8
Inventories, net	$110.6	$110.1
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	October 1, 2022	July 2, 2022
Refundable income taxes	$25.1	$14.5
Prepayments	13.8	16.0
Advances to contract manufacturers	12.7	11.8
Transaction tax receivables	8.3	10.4
Asset held for sale	2.5	2.5
Other current assets	14.4	14.0
Prepayments and other current assets	$76.8	$69.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	October 1, 2022	July 2, 2022
Fair value of forward contracts	$11.2	$8.4
Income tax payable	10.2	9.6
Operating lease liabilities (Note 12)	9.8	10.1
Interest payable	8.3	4.6
Transaction tax payable	4.6	11.5
Warranty accrual	4.0	4.4
Fair value of contingent consideration	2.5	1.8
Other	5.9	5.9
Other current liabilities	$56.5	$56.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	October 1, 2022	July 2, 2022
Pension and post-employment benefits	$50.2	$59.6
Operating lease liabilities (Note 12)	30.5	33.5
Long-term deferred revenue	20.1	19.4
Financing obligation	15.9	16.0
Deferred tax liability	15.3	9.5
Uncertain tax position	13.3	12.9
Warranty accrual	5.5	6.2
Other	15.8	13.3
Other non-current liabilities	$166.6	$170.4
Note 7. Investments and Forward Contracts
Short-Term Investments
As of October 1, 2022 the Company’s short-term investments of $1.3 million were comprised primarily of trading securities related to the deferred compensation plan, of which $0.9 million was invested in equity securities, $0.3 million was invested in debt securities and $0.1 million was invested in money market instruments.
As of July 2, 2022, the Company’s short-term investments of $1.4 million were comprised primarily of trading securities related to the deferred compensation plan, of which $1.0 million was invested in equity securities, $0.3 million was invested in debt securities and $0.1 million was invested in money market instruments.
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
As of October 1, 2022, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $4.5 million and $11.2 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 2, 2022, the fair value of these contracts of $3.8 million and $8.3 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of October 1, 2022 and July 2, 2022, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $90.6 million and $119.1 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $19.2 million and $80.5 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $6.7 million and $1.8 million for the three months ended October 1, 2022 and October 2, 2021, respectively.
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
•Level 2: includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company generally include certain U.S. and foreign government and agency securities, commercial paper, corporate and municipal bonds and notes, asset-backed securities, certificates of deposit, foreign currency forward contracts and debt. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of October 1, 2022 and July 2, 2022, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of October 1, 2022 and July 2, 2022 consist of contingent purchase consideration. The Company has aggregate contingent liabilities related to its business acquisitions. The fair value of certain earn-out liabilities is determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	October 1, 2022				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:				40
Asset-backed securities (1)	$0.6	$—	$0.6	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.6	—	0.6	—	0.6	—	0.6	—
Money market funds (2)	287.6	287.6	—	—	313.2	313.2	—	—
Trading securities (3)	1.3	1.3	—	—	1.4	1.4	—	—
Foreign currency forward contracts (4)	4.5	—	4.5	—	3.8	—	3.8	—
Total assets	$294.0	$288.9	$5.1	$—	$319.0	$314.6	$4.4	$—

Liability:
Foreign currency forward contracts (5)	$11.2	$—	$11.2	$—	$8.4	$—	$8.4	$—
Contingent consideration (6)	2.9	—	—	2.9	2.5	—	—	2.5
Total liabilities	$14.1	$—	$11.2	$2.9	$10.9	$—	$8.4	$2.5
(1)Included in other non-current assets on the Company’s Consolidated Balance Sheets.
(2)Includes, as of October 1, 2022, $276.0 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.5 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 2, 2022, $301.5 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(3)Included in short-term investments on the Company’s Consolidated Balance Sheets.
(4)Included in other current assets on the Company’s Consolidated Balance Sheets.
(5)Included in other current liabilities on the Company’s Consolidated Balance Sheets.
(6)Includes certain amounts in other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets.

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

	October 1, 2022				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$320.0	$—	$320.0	$—	$337.5	$—	$337.5	$—
1.00% Senior Convertible Notes	250.4	—	250.4	—	250.7	—	250.7	—
1.75% Senior Convertible Notes	72.5	—	72.5	—	73.4	—	73.4	—
Total liabilities	$642.9	$—	$642.9	$—	$661.6	$—	$661.6	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2022	$331.6	$13.8	$42.2	$387.6
Acquisition	11.2	—	—	11.2
Currency translation adjustments	(10.3)	(0.7)	—	(11.0)
Balance as of October 1, 2022	$332.5	$13.1	$42.2	$387.8
The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2022, the Company reviewed goodwill under the qualitative assessment of the authoritative guidance and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three months ended October 1, 2022.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of October 1, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$418.0	$(380.2)	$37.8
Customer relationships	185.6	(175.1)	10.5
Other (1)	34.6	(34.2)	0.4
Total intangibles	$638.2	$(589.5)	$48.7

As of July 2, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$416.6	$(375.8)	$40.8
Customer relationships	189.7	(177.8)	11.9
Other (1)	36.0	(34.5)	1.5
Total intangibles	$642.3	$(588.1)	$54.2
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Cost of revenues	$7.1	$7.9
Operating expenses	2.2	2.7
Total amortization of intangible assets	$9.3	$10.6
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of October 1, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$17.5
2024	12.8
2025	9.3
2026	5.3
2027	2.0
Thereafter	1.8
Total amortization	$48.7
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of October 1, 2022 and July 2, 2022, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	October 1, 2022	July 2, 2022
Principal amount of 1.75% Senior Convertible Notes	$68.1	$68.1
Unamortized Senior Convertible Notes debt issuance cost	(0.1)	(0.1)
Other short-term debt	—	0.4
Short-term debt	$68.0	$68.4

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(6.1)	(6.4)
Principal amount of 1.00% Senior Convertible Notes	223.9	223.9
Unamortized Senior Convertible Notes debt issuance cost	(0.9)	(1.0)
Long-term debt	$616.9	$616.5
The Company was in compliance with all debt covenants as of October 1, 2022 and July 2, 2022.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of October 1, 2022, the expected remaining term of the 2029 Notes is 7.0 years.
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
The proceeds from the 2023 Notes Private Placement amounted to $67.3 million after issuance costs. The 2023 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.75% payable in cash semi-annually in arrears on June 1st and December 1st of each year, beginning December 1, 2018. As of October 1, 2022, the expected remaining term of the 2023 Notes is 0.7 years. The 2023 Notes mature on June 1, 2023 unless earlier converted, redeemed or repurchased. See Senior Convertible Notes Settlement below.
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

The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of October 1, 2022, the expected remaining term of the 2024 Notes is 1.4 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement below.

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
As of October 1, 2022, the outstanding principal amount of the 2023 and 2024 Notes was $68.1 million and $223.9 million, respectively, in each case, with terms unchanged.
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
As of October 1, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $177.7 million.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Interest expense-contractual interest	$4.6	$1.9
Amortization of debt issuance cost	0.6	0.5
Other	0.9	1.2
Total interest expense	$6.1	$3.6

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
For the three months ended October 1, 2022 and October 2, 2021, the total operating lease costs were $3.3 million and $3.5 million, respectively. Total variable lease costs were immaterial during the three months ended October 1, 2022 and October 2, 2021. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of October 1, 2022, the weighted-average remaining lease term was 7.0 years, and the weighted-average discount rate was 4.6%.
For the three months ended October 1, 2022 and October 2, 2021, cash paid for amounts included in the measurement of operating lease liabilities were $4.6 million and $5.2 million, respectively; and operating right-of-use (ROU) assets obtained in exchange of new operating lease liabilities were $0.7 million and $0.1 million, respectively.
The balance sheet information related to the Company’s operating leases is as follows (in millions):

October 1, 2022
Other non-current assets	$41.6
Total operating ROU assets	$41.6

Other current liabilities	$9.8
Other non-current liabilities	30.5
Total operating lease liabilities	$40.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum operating lease payments as of October 1, 2022 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2023	$7.3
2024	9.7
2025	7.6
2026	5.8
2027	4.5
Thereafter	12.3
Total lease payments	47.2
Less: Interest	(6.9)
Present value of lease liabilities	$40.3

Note 13. Income Taxes
The Company recorded an income tax provision of $12.2 million and $13.6 million for the three months ended October 1, 2022 and October 2, 2021, respectively.
The income tax provision for the three months ended October 1, 2022 and October 2, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of October 1, 2022 and July 2, 2022, the Company’s unrecognized tax benefits totaled $50.0 million and $49.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.4 million accrued for the payment of interest and penalties as of October 1, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 14. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. The 2022 Repurchase Plan replaces the $200 million stock repurchase plan that the Board previously authorized in September 2019 (“2019 Repurchase Plan”). The 2019 Repurchase Plan expired on September 30, 2022.
During the three months ended October 1, 2022, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan.

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
Time-based restricted stock awards granted to eligible employees will generally vest in annual installments over a period of three to four years subject to the employees’ continuing service to the Company and do not have an expiration date. The Company's performance-based awards may include performance conditions, market conditions, time-based service conditions or a combination thereof and are generally expected to vest over one to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions.
During the three months ended October 1, 2022 and October 2, 2021, the Company granted 2.3 million and 2.0 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended October 1, 2022 and October 2, 2021 were estimated to be $33.8 million and $33.1 million, respectively.
During the three months ended October 1, 2022 and October 2, 2021, the Company granted 0.7 million and 0.4 million, performance-based awards, respectively. In addition, during the three months ended October 1, 2022, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the three months ended October 2, 2021. The aggregate grant-date fair value of performance-based awards granted during the three months ended October 1, 2022 and October 2, 2021 were estimated to be $11.1 million and $7.9 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of October 1, 2022, $91.2 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 1, 2022 and October 2, 2021, is as follows (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Cost of revenues	$1.2	$1.6
Research and development	2.3	2.2
Selling, general and administrative	9.5	9.8
Total stock-based compensation expense	$13.0	$13.6
Approximately $1.2 million and $1.3 million of stock-based compensation was capitalized to inventory as of October 1, 2022 and October 2, 2021, respectively.

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
As of October 1, 2022, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 1, 2022, the Company contributed $0.3 million to the U.K. plan and $0.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Service cost	$—	$0.1
Interest cost	0.6	0.4
Expected return on plan assets	(0.4)	(0.5)
Amortization of net actuarial losses	0.1	0.8
Net periodic benefit cost	$0.3	$0.8
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.9 million related to its defined benefit pension plans during fiscal 2023 to make current benefit payments and fund future obligations. As of October 1, 2022, approximately $1.1 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2022.
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company pursued a motion for summary judgement on the deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of July 2, 2022, the related accrued pension liability of £5.4 million or $6.5 million was included in pension and post-employment benefits within other non-current liabilities in the Company’s Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2022, the Company received a favorable court decision which removed completely and definitively the obligation to fund the increased pension benefit with retrospective effect to 1999. As a result of the judgment, and in accordance with authoritative guidance on contingencies, the Company reversed the liability and recorded a gain (reduction to Selling, general and administrative expense in the Company’s Consolidated Statements of Operations) of £5.7 million or $6.7 million during the three months ended October 1, 2022.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of October 1, 2022, the Company had standby letters of credit of $11.6 million, performance bonds and other claims of $0.8 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended October 1, 2022 and October 2, 2021, (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021
Balance as of beginning of period	$10.6	$9.7
Provision for warranty	0.6	1.4
Utilization of reserve	(0.6)	(0.5)
Adjustments to pre-existing warranties (includes changes in estimates)	(1.1)	(0.3)
Balance as of end of period	$9.5	$10.3
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(ii) Service Enablement:
SE provides embedded systems and enterprise performance management solutions that give global communications service providers, enterprises and cloud operators visibility into network, service and application data. These solutions—including instruments, microprobes and software—monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three months ended October 1, 2022 and October 2, 2021 (in millions):

	Three Months Ended October 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$165.9	$10.6	$176.5	$91.2	$—	$267.7
Service revenue	29.0	13.4	42.4	0.1	—	42.5
Net revenue	$194.9	$24.0	$218.9	$91.3	$—	$310.2

Gross profit	$125.6	$16.0	$141.6	$51.8	$(8.6)	$184.8
Gross margin	64.4%	66.7%	64.7%	56.7%		59.6%

Operating income			$28.8	$38.6	$(17.6)	$49.8
Operating margin			13.2%	42.3%		16.1%

	Three Months Ended October 2, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$179.6	$10.9	$190.5	$98.6	$—	$289.1
Service revenue	25.3	12.1	37.4	0.3	—	37.7
Net revenue	$204.9	$23.0	$227.9	$98.9	$—	$326.8

Gross profit	$132.7	$14.7	$147.4	$57.1	$(9.5)	$195.0
Gross margin	64.8%	63.9%	64.7%	57.7%		59.7%

Operating income			$30.7	$43.6	$(27.4)	$46.9
Operating margin			13.5%	44.1%		14.4%

	Three Months Ended
	October 1, 2022	October 2, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$193.4	$204.5
Stock-based compensation	(1.2)	(1.6)
Amortization of intangibles	(7.1)	(7.9)
Other (charges) benefits unrelated to core operating performance (1)	(0.3)	—
GAAP gross profit	$184.8	$195.0

Corporate reconciling items impacting operating income:
Total segment operating income	$67.4	$74.3
Stock-based compensation	(13.0)	(13.6)
Amortization of intangibles	(9.3)	(10.6)
Change in fair value of contingent liability	(0.5)	(0.3)
Other benefits (charges) unrelated to core operating performance (1)	5.2	(2.9)
GAAP operating income from continuing operations	$49.8	$46.9
(1)    During the three months ended October 1, 2022 and October 2, 2021, other (charges) benefits unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended October 1, 2022 and October 2, 2021 (in millions):

	Three Months Ended
	October 1, 2022			October 2, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$81.0	$15.6	$96.6	$79.9	$13.4	$93.3
Other Americas	23.1	3.3	26.4	25.0	3.2	28.2
Total Americas	$104.1	$18.9	$123.0	$104.9	$16.6	$121.5

Asia-Pacific:
Greater China	$63.5	$2.1	$65.6	$69.8	$2.8	$72.6
Other Asia-Pacific	40.0	6.0	46.0	49.5	4.2	53.7
Total Asia-Pacific	$103.5	$8.1	$111.6	$119.3	$7.0	$126.3

EMEA:
Switzerland	$17.4	$0.1	$17.5	$13.1	$0.1	$13.2
Other EMEA	42.7	15.4	58.1	51.8	14.0	65.8
Total EMEA	$60.1	$15.5	$75.6	$64.9	$14.1	$79.0

Total net revenue	$267.7	$42.5	$310.2	$289.1	$37.7	$326.8

Note 19. Subsequent Events
On October 4, 2022 the Company completed the acquisition of Jackson Labs Technologies, Inc., a designer of precision timing, frequency and test and measurement instruments for $53.0 million, net of cash acquired, subject to working capital adjustments. Additional consideration included up to $117.0 million in earn out payments to be paid in cash predominantly based on the achievement of certain revenue targets over a three year period.
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
Statements contained in this Quarterly Report on Form 10-Q, which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Our expectations regarding demand for our products and services, including macroeconomic conditions, industry trends and technological advancements that may drive such demand, the role we will play in those advancements and our ability to benefit from such advancements;
•Our plans for growth and innovation opportunities;
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition, pricing and demand pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
•Our strategies for mitigating the risk of supply chain interruptions and inflationary impacts;
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.

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
Overview
VIAVI is a global provider of network test, monitoring, and assurance solutions for communications service providers, hyperscalers, equipment manufacturers, enterprises, government and avionics. We help customers harness the power of instruments, automation, intelligence, and virtualization. VIAVI is also a leader in light management technologies for 3D sensing, anti-counterfeiting, consumer electronics, industrial, automotive, government and aerospace applications. Together with our customers and partners we are United in Possibility, finding innovative ways to solve real-world problems.
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the first quarter, we experienced currency headwinds, increased raw material costs, higher shipping-related charges, and inflationary pressures.

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

Looking Ahead

As we look ahead for this fiscal year, we expect the macroeconomic headwinds and end market demand volatility to persist into the near future. We remain positive on our long-term growth drivers in 5G Wireless, Fiber, 3D Sensing and Resilient PNT. We will continue to focus on executing against our strategic priorities highlighted during our September 2022 Analyst Day Event such as:

•Defend and consolidate leadership in core business segments;

•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);

•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications; and,

•Continuous productivity improvement in Operations, Research & Development (R&D) and Selling, General and Administrative (SG&A).

Recent Global Events

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between China and Taiwan, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Moreover, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and general market instability, all of which could adversely impact our financial results. As a result of the restrictions on exports to Russia, we suspended transactions in the region effective February 2022, which has negatively impacted our business. While sales in this jurisdiction are not material to our total consolidated revenues or net income, we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions due to risks and uncertainties, including the ongoing geopolitical instability as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, the impact on our future operations and results remains uncertain.

COVID-19 Pandemic Update
The worldwide spread of the COVID-19 virus and global slowdown of economic activity could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in shipping and commercial activities. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

Financial Highlights
First quarter fiscal 2023 results included the following notable items:
• Net revenue of $310.2 million, down $16.6 million or 5.1% year-over-year.
• GAAP operating margin of 16.1%, up 170 bps year-over-year.
• Non-GAAP operating margin of 21.7%, down 100 bps year-over-year.
• GAAP EPS of $0.14, up $0.38 or 158.3% year-over-year.
• Non-GAAP EPS of $0.23, down $0.01 or 4.2%% year-over-year.
A reconciliation of Non-GAAP financial measures to GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended
	October 1, 2022		October 2, 2021
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$49.8	16.1%	$46.9	14.4%
Stock-based compensation	13.0	4.2%	13.6	4.1%
Change in fair value of contingent liability	0.5	0.1%	0.3	0.1%
Other (benefits) charges unrelated to core operating performance (1)	(5.2)	(1.7)%	2.9	0.9%
Amortization of intangibles	9.3	3.0%	10.6	3.2%
Total related to Cost of Revenue and Operating Expenses	17.6	5.6%	27.4	8.3%
Non-GAAP measures	$67.4	21.7%	$74.3	22.7%

	Three Months Ended
	October 1, 2022		October 2, 2021
	Net Income	Diluted EPS	Net Income (loss)	Diluted EPS
GAAP measures	$32.6	$0.14	$(54.8)	$(0.24)
Items reconciling GAAP net income (loss) and EPS to non-GAAP net income and EPS:
Stock-based compensation	13.0	0.06	13.6	0.06
Change in fair value of contingent liability	0.5	—	0.3	—
Other (benefits) charges unrelated to core operating performance (1)	(5.2)	(0.02)	2.9	0.01
Amortization of intangibles	9.3	0.04	10.6	0.05
Non-cash interest expense and other expense (2)	—	—	85.9	0.36
Provision for (benefit) from income taxes	2.3	0.01	(0.3)	—
Total related to net income and EPS	19.9	0.09	113.0	0.48
Non-GAAP measures	$52.5	$0.23	$58.2	$0.24
Shares used in per share calculation for Non-GAAP EPS		230.4		242.3
Note: Certain totals may not add due to rounding.
(1) Other (benefits) charges unrelated to core operating performance primarily consisted of acquisition and integration related charges, transformational initiatives such as site consolidations and reorganization, legal settlements, sale of investments and disposal of long-lived assets.
(2) The Company incurred a loss of $85.9M in the first quarter of fiscal 2022 in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes. The Company eliminates this in calculating non-GAAP net income and non-GAAP net income per share, because it believes that in so doing, it can provide investors a clearer and more consistent view of the Company’s core operating performance.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share financial measures as supplemental information regarding the Company’s operational performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represent its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles, stock-based compensation, legal settlements, restructuring, separation costs, changes in fair value of contingent consideration liabilities and certain investing expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities. The Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance.
The Company believes providing this additional information allows investors to see Company results through the eyes of management. The Company further believes that providing this information allows investors to better understand the Company’s financial performance and, importantly, to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance.
 The non-GAAP adjustments described in this release are excluded by the Company from its GAAP financial measures because the Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance. The non-GAAP adjustments are outlined below.
Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, equipment and intangibles that have been identified for disposal but remained in use until the date of disposal, (ii) workforce related charges such as severance, retention bonuses and employee relocation costs related to formal restructuring plans, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) changes in fair value of contingent consideration liabilities and (vii) other charges unrelated to our core operating performance comprised mainly of acquisition related transaction costs, integration costs related to acquired entities, litigation and legal settlements and other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations, and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP net income per share.
Non-cash interest expense and other expense: The Company excludes certain investing expenses and non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, in calculating non-GAAP net income and non-GAAP net income per share.
Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as the utilization of net operating losses where valuation allowances were released, intra-period tax allocation benefit and the tax effect for amortization of non-tax deductible intangible assets, in calculating non-GAAP net income and non-GAAP net income per share.
Non-GAAP financial measures are not in accordance with, preferable to, or an alternative for, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to non-GAAP net income is net income. The GAAP measure most directly comparable to non-GAAP net income per share is net income per share. The Company believes these GAAP measures alone are not fully indicative of its core operating expenses and performance and that providing non-GAAP financial measures in conjunction with GAAP measures provides valuable supplemental information regarding the Company’s overall performance.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	Percent Change
Segment net revenue:
NE	$194.9	$204.9	$(10.0)	(4.9)%
SE	24.0	23.0	1.0	4.3%
OSP	91.3	98.9	(7.6)	(7.7)%
Total net revenue	$310.2	$326.8	$(16.6)	(5.1)%

Amortization of acquired technologies	$7.1	$7.9	$(0.8)	(10.1)%
Percentage of net revenue	2.3%	2.4%

Gross profit	$184.8	$195.0	$(10.2)	(5.2)%
Gross margin	59.6%	59.7%

Research and development	$52.6	$53.6	$(1.0)	(1.9)%
Percentage of net revenue	17.0%	16.4%

Selling, general and administrative	$80.2	$91.8	$(11.6)	(12.6)%
Percentage of net revenue	25.9%	28.1%

Amortization of other intangibles	$2.2	$2.7	$(0.5)	(18.5)%
Percentage of net revenue	0.7%	0.8%

Loss on convertible note exchange	$—	$(85.9)	$85.9	(100.0)%
Percentage of net revenue	—%	(26.3)%

Interest income and other income, net	$1.1	$1.4	$(0.3)	(21.4)%
Percentage of net revenue	0.4%	0.4%

Interest expense	$(6.1)	$(3.6)	$(2.5)	(69.4)%
Percentage of net revenue	2.0%	1.1%

Provision for income taxes	$12.2	$13.6	$(1.4)	(10.3)%
Percentage of net revenue	3.9%	4.2%

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
Three months ended October 1, 2022 and October 2, 2021
Net revenue decreased by $16.6 million, or 5.1%, during the three months ended October 1, 2022 compared to the same period a year ago. This decrease was due to revenue decrease from our NE and OSP segments, partially offset by revenue increase in our SE segment.
Product revenues decreased by $21.4 million, or 7.4%, during the three months ended October 1, 2022 compared to the same period a year ago, driven by revenue decreases in all segments.
Service revenues increased by $4.8 million, or 12.7%, during the three months ended October 1, 2022 compared to the same period a year ago. This increase was due to revenue increase from our SE segment, partially offset by revenue decreases in our NE and OSP segments.
NE net revenue decreased by $10.0 million, or 4.9%, during the three months ended October 1, 2022 compared to the same period a year ago. This decrease was primarily driven by lower volume in Field Instruments and Wireless partially offset by increased volumes in AvComm and Lab & Production products compared to the same period a year ago.
SE net revenue increased by $1.0 million, or 4.3%, during the three months ended October 1, 2022 compared to the same period a year ago, primarily due to revenues from recent acquisitions not present in the same period a year ago.
OSP net revenue decreased by $7.6 million, or 7.7%, during the three months ended October 1, 2022 compared to the same period a year ago. This decrease was primarily driven by lower volume in consumer and industrial and Anti-Counterfeiting compared to the same period a year ago.
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

Revenue by Region
We operate in three geographic regions: Americas, Asia-Pacific and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Three Months Ended
	October 1, 2022		October 2, 2021
Americas:
United States	$96.6	31.1%	$93.3	28.5%
Other Americas	26.4	8.5%	28.2	8.7%
Total Americas	$123.0	39.6%	$121.5	37.2%

Asia-Pacific:
Greater China	$65.6	21.2%	$72.6	22.2%
Other Asia-Pacific	46.0	14.8%	53.7	16.4%
Total Asia-Pacific	$111.6	36.0%	$126.3	38.6%

EMEA:
Switzerland	$17.5	5.7%	$13.2	4.0%
Other EMEA	58.1	18.7%	65.8	20.2%
Total EMEA	$75.6	24.4%	$79.0	24.2%

Total net revenue	$310.2	100.0%	$326.8	100.0%
Net revenue from customers outside the Americas represented 60.4% and 62.8% of net revenue, respectively during the three months ended October 1, 2022 and October 2, 2021.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 0.1 percentage points during the three months ended October 1, 2022 from 59.7% in the same period a year ago to 59.6% in the current period. The decrease was primarily driven by gross margin reduction in our NE and OSP segments as discussed below in the Operating Segment Information section. Partially offsetting the decrease was higher revenue volume and favorable product mix within our SE segment.
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
Amortization of Acquired Technologies and Other Intangibles
Amortization of acquired technologies and other intangibles decreased $1.3M or 12.3% during the three months ended October 1, 2022 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2022.

Research and Development
R&D expense decreased by $1.0 million, or 1.9%, during the three months ended October 1, 2022 compared to the same period a year ago. This decrease was driven primarily by foreign exchange impacts. As a percentage of net revenue, R&D expense increased by 0.6 percentage points during the three months ended October 1, 2022 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $11.6 million, or 12.6%, during the three months ended October 1, 2022 compared to the same period a year ago. This decrease was primarily due to the reversal of the U.K. pension accrued liability, lower commission expense and foreign exchange impacts. As a percentage of net revenue, SG&A decreased 2.2 percentage points during the three months ended October 1, 2022 compared to the same period a year ago.
Loss on convertible note exchange
During the three months ended October 1, 2022, the Company did not enter into any convertible note exchange agreements. During the three months ended October 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash in exchange for $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes. The Company recorded a loss of $85.9 million in connection with the settlement transaction, which included a loss on induced conversion of $9.5 million, a loss on debt extinguishment of $72.7 million and third-party fees of $3.7 million.

Interest income and other income, net
Interest income and other income, net, was $1.1 million during the three months ended October 1, 2022 compared to $1.4 million during the same period a year ago. This $0.3 million decrease was primarily driven by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $2.5 million or 69.4% during the three months ended October 1, 2022 compared to the same period a year ago. This increase was primarily due to a full quarter of interest and amortization of issuance costs for the Senior Notes due 2029 in the current period as a result of the issuance in September 2021.
Provision for Income Taxes
We recorded an income tax provision of $12.2 million and $13.6 million for the three months ended October 1, 2022 and October 2, 2021, respectively.
The income tax provision for the three months ended October 1, 2022 and October 2, 2021 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of October 1, 2022, and July 2, 2022, our unrecognized tax benefits totaling $50.0 million and $49.7 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $2.4 million accrued for the payment of interest and penalties as of October 1, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended
	October 1, 2022	October 2, 2021	Change	Percentage Change
Network Enablement
Net revenue	$194.9	$204.9	$(10.0)	(4.9)%
Gross profit	125.6	132.7	(7.1)	(5.4)%
Gross margin	64.4%	64.8%

Service Enablement
Net revenue	$24.0	$23.0	$1.0	4.3%
Gross profit	16.0	14.7	1.3	8.8%
Gross margin	66.7%	63.9%

Network and Service Enablement
Net revenue	$218.9	$227.9	$(9.0)	(3.9)%
Operating income	28.8	30.7	(1.9)	(6.2)%
Operating margin	13.2%	13.5%

Optical Security and Performance
Net revenue	$91.3	$98.9	$(7.6)	(7.7)%
Gross profit	51.8	57.1	(5.3)	(9.3)%
Gross margin	56.7%	57.7%
Operating income	38.6	43.6	(5.0)	(11.5)%
Operating margin	42.3%	44.1%
Network Enablement
During the three months ended October 1, 2022, NE gross margin decreased by 0.4 percentage points from 64.8% in the same period a year ago to 64.4% in the current period, reflecting an unfavorable product mix.
Service Enablement
During the three months ended October 1, 2022, SE gross margin increased by 2.8 percentage points from 63.9% in the same period a year ago to 66.7% in the current period. This increase was primarily due to higher revenue and favorable product mix.
Network and Service Enablement
During the three months ended October 1, 2022, NSE operating margin decreased by 0.3 percentage points from 13.5% in the same period a year ago to 13.2% in the current period. This decrease in operating margin was primarily driven by lower volumes.
Optical Security and Performance Products
During the three months ended October 1, 2022, OSP gross margin decreased by 1.0 percentage points from 57.7% in the same period a year ago to 56.7% in the current period. This decrease was primarily due to lower revenue and unfavorable manufacturing variances.
OSP operating margin decreased by 1.8 percentage points during the three months ended October 1, 2022 from 44.1% in the same period a year ago to 42.3% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.

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
•Volatility in fixed income and credit markets which impact the liquidity and valuation of our investment portfolios;
•Volatility in credit markets which would impact our ability to obtain additional financing on favorable terms or at all;
•Volatility in foreign exchange markets which impacts our financial results;
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
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Quarterly Report on Form 10-Q.

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents consist mainly of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of October 1, 2022, U.S. subsidiaries owned approximately 52.3% of our cash and cash equivalents, short-term investments and restricted cash.
As of October 1, 2022, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended October 1, 2022, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of October 1, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $177.7 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Three Months Ended October 1, 2022
As of October 1, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $47.8 million to $525.0 million from $572.8 million as of July 2, 2022.
During the three months ended October 1, 2022, Cash provided by operating activities was $26.6 million, consisting of net income of $32.6 million adjusted for non-cash charges (e.g. depreciation, amortization, stock-based compensation and other non-cash items) which totaled $27.6 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $33.6 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $25.7 million, a decrease in income taxes payable of $10.4 million, an increase in inventory of $6.6 million, a decrease in deferred revenue of $6.6 million and a decrease in accrued expenses and other current and non-current liabilities of $5.0 million. These were partially offset by a decrease in accounts receivable of $11.3 million, an increase in accounts payable of $5.4 million, and a decrease in other current and non-current assets of $4.0 million.
During the three months ended October 1, 2022, Cash used in investing activities was $29.7 million, primarily related to $14.8 million of cash used for capital expenditures and $15.5 million of cash used for acquisitions, offset by $0.6 million proceeds from sales of assets.
During the three months ended October 1, 2022, Cash used in financing activities was $26.8 million, primarily resulting from $18.7 million cash paid to repurchase common stock under our share repurchase program, $11.1 million in withholding tax payments on the vesting of restricted stock awards and $0.7 million in other payments, primarily acquisition related. These were partially offset by $3.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Share Repurchase Program
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. The 2022 Repurchase Plan replaces the $200 million stock repurchase plan that the Board previously authorized in September 2019 (“2019 Repurchase Plan”). The 2019 Repurchase Plan expired on September 30, 2022.
During the three months ended October 1, 2022, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2023.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is fully funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of October 1, 2022, our pension plans were under-funded by $54 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of October 1, 2022, the fair value of plan assets had decreased approximately 13.8% since July 2, 2022, our most recent fiscal year end.
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

Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 2, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 1, 2022.
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

ITEM 1A. RISK FACTORS
Global Risks

Geopolitical conditions, including political turmoil and volatility, regional conflicts, terrorism and war could result in market instability, which could negatively impact our business results.

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between China and Taiwan, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Moreover, international conflict has resulted in (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

The COVID-19 pandemic has and may continue to adversely affect how we and our customers are operating our businesses.

The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. These events have led, at times, to slowdowns in shipping and commercial activities. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures.

NSE has experienced some impact to customer demand. Customer demand will continue to be challenging to calibrate, due to the nature and timing of the COVID-19 pandemic.

As normal business operations resume and we transition to a hybrid work model, we continue to practice enhanced sanitation procedures, health checks and social distancing protocols, however, none of these measures can completely eliminate the risk of exposure or spread of COVID-19. There could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts.

Further, the lingering impacts of the COVID-19 pandemic may continue to adversely affect the economies and financial markets in many countries. In December 2021, we entered into a $300 million asset-based secured credit facility. If there is a long-term economic downturn or a prolonged recession, we could face additional liquidity needs and challenges. There can be no assurance that we will be able to obtain financing on favorable terms or at all.

Any prolonged disruption of manufacturing or shipment of our products caused by the pandemic or significant decrease in demand for our products could materially and adversely affect our results of operations and financial conditions. Surges in infection rate, new shutdowns or quarantines, emergence of new and potentially more contagious variants of the virus and staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner. Further, ongoing supply chain constraints and inflationary pressure could have a negative impact on our results.

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
The spread of COVID-19 has affected the manufacturing and shipment of goods globally. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants could adversely impact our business, along with delays in shipment of our products as well as increased logistics costs.

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

On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, Huawei) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. Products that VIAVI sells to Huawei have been affected by the restrictions on Huawei, however the impact is not expected to be material.

These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. While recent US export controls on China’s semiconductor and artificial intelligence industries may have an indirect impact on VIAVI, the implications of such controls are still being evaluated and are not expected to have a material impact on revenues.

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our suppliers are dependent on products sourced from Taiwan which has been distinguished in its prevalence in certain global markets, most specifically semiconductor manufacturing. Hence, greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in these jurisdictions may increase the cost of certain materials and/or limit the supply of products and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

Due to the ongoing conflict between Russia and Ukraine, the U.S., E.U. and U.K. have broadened restrictions on exports to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. Sales in the region are not material to our total consolidated revenues or net income and we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities at this time. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates assumptions or conditions due to risks and uncertainties, including the ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, and the impact on our future operations and results in the region remains uncertain.

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

We may not successfully implement our business strategy, and even if we do, we may not realize the anticipated results of our strategy and generate sufficient operating cash flow to meet our debt service obligations and working capital needs. In addition, our ability to make scheduled payments on our indebtedness, including the notes, is affected by general and regional economic, financial, competitive, business and other factors beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of October 29, 2022, we had 1,885 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended October 1, 2022 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
July 3 - July 30, 2022	0.5	$13.78	0.5	$60.2
July 31 - August 27, 2022	0.4	$15.21	0.4	$54.5
August 28 - October 1, 2022	0.4	$14.08	0.4	$300.0
Total	1.3		1.3
(1) Share repurchases for the three months ended October 1, 2022 were made under our 2019 Repurchase Plan which expired September 30, 2022. In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Refer to “Note 14. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

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

Date: November 4, 2022	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)