Form 10-Q
period 2022-12-31
VIAVI SOLUTIONS INC.
filed 2023-02-03
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 28, 2023, the Registrant had 224,777,502 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Revenues:
Product revenue	$241.5	$277.4	$509.2	$566.5
Service revenue	43.0	37.4	85.5	75.1
Total net revenue	284.5	314.8	594.7	641.6
Cost of revenues:
Product cost of revenue	92.5	100.3	191.4	207.0
Service cost of revenue	19.3	16.6	38.7	33.8
Amortization of acquired technologies	5.7	7.4	12.8	15.3
Total cost of revenues	117.5	124.3	242.9	256.1
Gross profit	167.0	190.5	351.8	385.5
Operating expenses:
Research and development	51.9	50.5	104.5	104.1
Selling, general and administrative	90.0	88.2	170.2	180.0
Amortization of other intangibles	2.2	2.6	4.4	5.3
Restructuring and related benefits	—	(0.1)	—	(0.1)
Total operating expenses	144.1	141.2	279.1	289.3
Income from operations	22.9	49.3	72.7	96.2
Loss on convertible note settlement (Note 11)	—	(6.4)	—	(92.3)
Interest income and other income, net	2.2	1.1	3.3	2.5
Interest expense	(6.2)	(7.1)	(12.3)	(10.7)
Income (loss) before income taxes	18.9	36.9	63.7	(4.3)
Provision for income taxes	10.5	2.3	22.7	15.9
Net income (loss)	$8.4	$34.6	$41.0	$(20.2)

Net income (loss) per share:
Basic	$0.04	$0.15	$0.18	$(0.09)
Diluted	$0.04	$0.14	$0.18	$(0.09)

Shares used in per share calculations:
Basic	225.9	236.0	226.1	233.6
Diluted	227.1	242.3	228.8	233.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Net income (loss)	$8.4	$34.6	$41.0	$(20.2)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	43.3	(4.1)	0.7	(13.7)
Unrealized holding gain arising during period	—	—	—	0.1
Amortization of net actuarial losses and other pension adjustments	—	0.7	(0.3)	1.5
Net change in accumulated other comprehensive income (loss)	43.3	(3.4)	0.4	(12.1)
Comprehensive income (loss)	$51.7	$31.2	$41.4	$(32.3)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 31, 2022	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$484.1	$559.9
Short-term investments	1.4	1.4
Restricted cash	4.2	3.6
Accounts receivable, net	223.7	260.9
Inventories, net	120.3	110.1
Prepayments and other current assets	78.2	69.2
Total current assets	911.9	1,005.1
Property, plant and equipment, net	244.8	228.9
Goodwill, net	449.2	387.6
Intangibles, net	72.4	54.2
Deferred income taxes	88.1	86.3
Other non-current assets	61.6	65.8
Total assets	$1,828.0	$1,827.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50.2	$58.3
Accrued payroll and related expenses	54.4	76.0
Deferred revenue	74.7	81.0
Accrued expenses	29.3	29.3
Short-term debt (Note11)	68.0	68.4
Other current liabilities	52.1	56.3
Total current liabilities	328.7	369.3
Long-term debt	617.2	616.5
Other non-current liabilities	194.3	170.4
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at December 31, 2022 and July 2, 2022	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 225 million shares at December 31, 2022 and 226 million shares at July 2, 2022, issued and outstanding	0.2	0.2
Additional paid-in capital	70,388.8	70,370.2
Accumulated deficit	(69,545.2)	(69,542.3)
Accumulated other comprehensive loss	(156.0)	(156.4)
Total stockholders’ equity	687.8	671.7
Total liabilities and stockholders’ equity	$1,828.0	$1,827.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 31, 2022	January 1, 2022
OPERATING ACTIVITIES:
Net income (loss)	$41.0	$(20.2)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	17.1	17.8
Amortization of acquired technologies and other intangibles	17.2	20.6
Stock-based compensation	26.0	26.9
Loss on convertible note settlement	—	92.3
Amortization of debt issuance costs	1.2	1.6
Deferred taxes, net	3.3	(4.3)
Gain on legal settlement	(6.7)	—
Other	4.7	1.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	42.2	(6.0)
Inventories	(14.4)	(24.3)
Other current and non-currents assets	12.0	(9.4)
Accounts payable	(6.9)	5.4
Income taxes payable	(9.0)	(21.1)
Deferred revenue, current and non-current	(8.3)	(6.9)
Accrued payroll and related expenses	(21.6)	2.2
Accrued expenses and other current and non-current liabilities	(25.0)	(0.5)
Net cash provided by operating activities	$72.8	$75.6

INVESTING ACTIVITIES:
Capital expenditures	$(32.9)	$(34.1)
Proceeds from the sale of assets	2.4	2.8
Acquisitions, net of cash hold back	(64.4)	(1.2)
Purchase price adjustment related to business acquisition	(1.0)	$—
Net cash used in investing activities	$(95.9)	$(32.5)

FINANCING ACTIVITIES:
Proceeds from issuance of 3.75% senior notes	$—	$400.0
Payment of debt issuance costs	—	(9.6)
Repurchase and retirement of common stock	(43.9)	(125.6)
Withholding tax payment on vesting of restricted stock and performance based-awards	(11.2)	(10.9)
Cash paid to note holders in convertible note settlement	—	(255.5)
Cash paid to third parties in convertible note settlement	—	(3.8)
Payment of financing obligations	(0.1)	—
Proceeds from employee stock purchase plan	3.7	3.7
Proceeds from revolving credit facility	—	150.0
Repayment of revolving credit facility	—	(150.0)
Payment of acquisition related holdback	(0.3)	—
Payment of acquired debt	(0.4)	—
Payment of acquisition related contingent consideration	(0.5)	(1.2)
Net cash used in financing activities	$(52.7)	$(2.9)

Effect of exchange rates on cash, cash equivalents and restricted cash	$(0.1)	$(4.9)
Net (decrease) increase in cash, cash equivalents and restricted cash	(75.9)	35.3
Cash, cash equivalents and restricted cash at the beginning of the period (1)	572.8	708.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$496.9	$743.7
(1)    These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $10.6 million as of July 2, 2022 and July 3, 2021, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $12.8 million and $11.6 million as of December 31, 2022 and January 1, 2022, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2022	226.8	$0.2	$70,375.9	$(69,528.4)	$(199.3)	$648.4
Net income	—	—	—	8.4	—	8.4
Other comprehensive income	—	—	—	—	43.3	43.3
Shares issued under employee stock plans, net of tax	0.2	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	13.1	—	—	13.1
Repurchase of common stock	(2.2)	—	—	(25.2)	—	(25.2)
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8

Three Months Ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 2, 2021	239.7	$0.2	$70,349.9	$(69,385.6)	$(105.9)	$858.6
Net income	—	—	—	34.6	—	34.6
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued under employee stock plans, net of tax	0.3	—	(1.4)	—	—	(1.4)
Stock-based compensation	—	—	13.2	—	—	13.2
Repurchase of common stock	(7.5)	—	—	(119.4)	—	(119.4)
Convertible note settlement (Note 11)	—	—	(7.4)	—	—	(7.4)
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8

Six Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	41.0	—	41.0
Other comprehensive income	—	—	—	—	0.4	0.4
Shares issued under employee stock plans, net of tax	1.9	—	(7.5)	—	—	(7.5)
Stock-based compensation	—	—	26.1	—	—	26.1
Repurchase of common stock	(3.5)	—	—	(43.9)	—	(43.9)
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8

Six Months Ended January 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(20.2)	—	(20.2)
Other comprehensive loss	—	—	—	—	(12.1)	(12.1)
Shares issued under employee stock plans, net of tax	1.6	—	(7.2)	—	—	(7.2)
Stock-based compensation	—	—	26.6	—	—	26.6
Repurchase of common stock	(8.0)	—	—	(127.9)	—	(127.9)
Convertible note settlement (Note 11)	10.6	—	151.7	—	—	151.7
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and six months ended December 31, 2022 and January 1, 2022 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 2, 2022.
There have been no material changes to the Company’s accounting policies during the three and six months ended December 31, 2022 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 2, 2022 on Form 10-K, filed with the SEC on August 19, 2022.
The Consolidated Balance Sheet as of July 2, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 31, 2022 and January 1, 2022 may not be indicative of results for the fiscal year ending July 1, 2023 or any future periods.
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

The worldwide spread of the COVID-19 virus and global slowdown of economic activity could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. The reopening of China and ending of its “zero-Covid” policy could have unforeseen impacts on our operations and facilities. These events have led, at times, to slowdowns in shipping and commercial activities. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Numerator:
Net income (loss)	$8.4	$34.6	$41.0	$(20.2)
Denominator:
Weighted-average shares outstanding:
Basic	225.9	236.0	226.1	233.6
Shares issuable assuming conversion of convertible notes (1)	—	4.3	0.7	—
Effect of dilutive securities from stock-based compensation plans	1.2	2.0	2.0	—
Diluted	227.1	242.3	228.8	233.6

Net income (loss) per share:
Basic	$0.04	$0.15	$0.18	$(0.09)
Diluted	$0.04	$0.14	$0.18	$(0.09)
(1)    Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes) and the 1.00% Senior Convertible Notes due 2024 (2024 Notes). As of December 31, 2022, the if-converted value is less than the outstanding principal of the 2023 and 2024 Notes, respectively. Refer to “Note 11. Debt” for more details.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Restricted stock units (1)	5.0	0.5	3.2	0.8
Shares issuable from Senior Convertible Notes (2)	—	—	—	6.3
Total potentially dilutive securities	5.0	0.5	3.2	7.1
(1)     Represents the number of RSUs that are excluded from the computation of diluted earnings per share as their inclusion would have been anti-dilutive.
(2)     As the Company incurred a loss from continuing operations in the period, potential securities from Senior Convertible Notes have been excluded from the dilutive net loss per share computations as their effects were deemed anti-dilutive.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the six months ended December 31, 2022, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 2, 2022	$(5.0)	$(144.2)	$(7.2)	$(156.4)
Other comprehensive income before reclassification	—	0.7	—	0.7
Amounts reclassified out of accumulated other comprehensive loss	—	—	(0.3)	(0.3)
Net current-period other comprehensive income (loss)	—	0.7	(0.3)	0.4
Ending balance as of December 31, 2022	$(5.0)	$(143.5)	$(7.5)	$(156.0)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations, net of reclassification adjustments, for the six months ended December 31, 2022. There was no tax impact for the six months ended December 31, 2022. Refer to “Note 16. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
On October 5, 2022, the Company acquired all of the equity of Jackson Labs Technologies, LLC (Jackson Labs), a privately held company which specializes in Position, Navigation and Timing (PNT) solutions for critical infrastructure serving both military and civilian applications. The acquisition enables the Company to broaden its solutions offering into the rapidly developing PNT landscape.
The total purchase consideration includes approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million for which future cash payments are dependent on the achievement of certain operational and revenue targets over the course of a three-year period beginning in January 2023. The cash consideration paid at closing includes escrow payments of $5.0 million for indemnity holdback and $2.0 million subject to final cash and net working capital adjustments. The acquisition meets the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $0.8 million and have been recorded within SG&A in the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$1.1
Accounts receivable, net	2.3
Inventory, net	3.0
Goodwill	48.8
Identified intangible assets acquired	30.6
Other non-current assets	0.1
Accounts payable	(0.6)
Accrued expenses	(3.4)
Deferred revenue	(2.1)
Other current liabilities	(0.5)
Total purchase consideration	$79.3

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful life):

	Estimated Useful Life	Amount
Developed technology	6 years	$25.0
Customer relationship	3 years	2.7
Tradename	2 years	0.5
Backlog	1 year	2.4
Total identifiable assets acquired		$30.6

Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Network Enablement segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. The goodwill is expected to be deductible for U.S. income tax purposes.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
On October 30, 2018, the Company acquired all of the equity interest of RPC Photonics, Inc. (RPC) for approximately $33.4 million in cash as part of a business combination. An additional earn-out of up to $53.0 million, subject to achievement of certain gross profit targets over an approximate four year period through December 31, 2022. The earn-out targets were not met so no payment is required. The acquisition of RPC expands the Company’s 3D Sensing offerings.

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and six months ended December 31, 2022 and January 1, 2022 (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Beginning period balance	$2.9	$4.3	$2.5	$4.0
Additions to Contingent Consideration	29.4	—	29.4	—
Payments of Contingent Consideration	(0.5)	(1.2)	(0.5)	(1.2)
Fair value adjustment of earn-out liabilities	1.3	—	1.8	0.3
Currency translation adjustment	0.1	—	—	—
Ending period balance	$33.2	$3.1	$33.2	$3.1

Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of December 31, 2022, and July 2, 2022, the Company had total unbilled receivables of $8.0 million and $7.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables summarize the activity related to deferred revenue (in millions):

	December 31, 2022
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$91.5	$100.4
Revenue deferrals for new contracts (1)	36.5	63.1
Revenue recognized during the period (2)	(33.4)	(68.9)
Balance at end of period	$94.6	$94.6

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
The value of the transaction price allocated to remaining performance obligations as of December 31, 2022, was $254.2 million. The Company expects to recognize approximately 91% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 2, 2022	Charged to Costs and Expenses	Deductions (1)	December 31, 2022
Allowance for credit losses	$1.4	$0.3	$(0.2)	$1.5
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	December 31, 2022	July 2, 2022
Finished goods	$48.6	$41.6
Work in process	18.0	17.7
Raw materials	53.7	50.8
Inventories, net	$120.3	$110.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	December 31, 2022	July 2, 2022
Refundable income taxes	$25.6	$14.5
Prepayments	13.3	16.0
Advances to contract manufacturers	12.2	11.8
Transaction tax receivables	10.9	10.4
Asset held for sale	2.5	2.5
Other current assets	13.7	14.0
Prepayments and other current assets	$78.2	$69.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	December 31, 2022	July 2, 2022
Income tax payable	$10.4	$9.6
Operating lease liabilities (Note 12)	9.8	10.1
Fair value of contingent consideration	7.7	1.8
Interest payable	4.8	4.6
Warranty accrual	4.1	4.4
Transaction tax payable	3.3	11.5
Fair value of forward contracts	2.4	8.4
Other	9.6	5.9
Other current liabilities	$52.1	$56.3
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	December 31, 2022	July 2, 2022
Pension and post-employment benefits	$55.1	$59.6
Operating lease liabilities (Note 12)	29.1	33.5
Fair value of contingent consideration	25.5	0.7
Long-term deferred revenue	20.0	19.4
Financing obligation	15.9	16.0
Deferred tax liability	14.4	9.5
Uncertain tax position	13.8	12.9
Warranty accrual	5.3	6.2
Other	15.2	12.6
Other non-current liabilities	$194.3	$170.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of December 31, 2022 and July 2, 2022 the Company’s short-term investments of $1.4 million were comprised primarily of trading securities related to the deferred compensation plan, of which $1.0 million was invested in equity securities, $0.3 million was invested in debt securities and $0.1 million was invested in money market instruments.
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
As of December 31, 2022, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $8.4 million and $2.4 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 2, 2022, the fair value of these contracts of $3.8 million and $8.4 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 31, 2022 and July 2, 2022, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $95.6 million and $119.1 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $26.2 million and $80.5 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $6.0 million and a loss of $0.7 million for the three and six months ended December 31, 2022, respectively, and losses of $0.7 million and $2.5 million for the three and six months ended January 1, 2022, respectively.

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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	December 31, 2022				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents: Money market funds (1)	$240.5	$240.5	$—	$—	$313.2	$313.2	$—	$—
Short-term investments: Trading securities	1.4	1.4	—	—	1.4	1.4	—	—
Other current assets: Foreign currency forward contracts	8.4	—	8.4	—	3.8	—	3.8	—
Other non-current assets: debt available-for-sale securities asset-backed securities	0.6	—	0.6	—	0.6	—	0.6	—
Total assets	$250.9	$241.9	$9.0	$—	$319.0	$314.6	$4.4	$—

Liability:
Current liabilities: Foreign currency forward contracts	$2.4	$—	$2.4	$—	$8.4	$—	$8.4	$—
Contingent consideration (2)	33.2	—	—	33.2	2.5	—	—	2.5
Total liabilities	$35.6	$—	$2.4	$33.2	$10.9	$—	$8.4	$2.5
(1)Includes, as of December 31, 2022, $228.6 million in cash and cash equivalents, $4.1 million in restricted cash, and $7.8 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 2, 2022, $301.5 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(2)         Includes certain amounts in other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets.

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

	December 31, 2022				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$336.0	$—	$336.0	$—	$337.5	$—	$337.5	$—
1.00% Senior Convertible Notes	227.1	—	227.1	—	250.7	—	250.7	—
1.75% Senior Convertible Notes	67.6	—	67.6	—	73.4	—	73.4	—
Total liabilities	$630.7	$—	$630.7	$—	$661.6	$—	$661.6	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2022	$331.6	$13.8	$42.2	$387.6
Acquisition	60.0	—	—	60.0
Currency translation adjustments	0.6	1.0	—	1.6
Balance as of December 31, 2022	$392.2	$14.8	$42.2	$449.2
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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 31, 2022.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 31, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$446.4	$(388.6)	$57.8
Customer relationships	192.4	(180.4)	12.0
Other (1)	38.9	(36.3)	2.6
Total intangibles	$677.7	$(605.3)	$72.4

As of July 2, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$416.6	$(375.8)	$40.8
Customer relationships	189.7	(177.8)	11.9
Other (1)	36.0	(34.5)	1.5
Total intangibles	$642.3	$(588.1)	$54.2
(1)Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Cost of revenues	$5.7	$7.4	$12.8	$15.3
Operating expenses	2.2	2.6	4.4	5.3
Total amortization of intangible assets	$7.9	$10.0	$17.2	$20.6
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 31, 2022, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$16.1
2024	19.8
2025	15.5
2026	10.8
2027	7.0
Thereafter	3.2
Total amortization	$72.4
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of December 31, 2022 and July 2, 2022, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	December 31, 2022	July 2, 2022
Principal amount of 1.75% Senior Convertible Notes	$68.1	$68.1
Unamortized 1.75% Senior Convertible Notes debt issuance cost	(0.1)	(0.1)
Other short-term debt	—	0.4
Short-term debt	$68.0	$68.4

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(5.9)	(6.4)
Principal amount of 1.00% Senior Convertible Notes	223.9	223.9
Unamortized 1.00% Senior Convertible Notes debt issuance cost	(0.8)	(1.0)
Long-term debt	$617.2	$616.5
The Company was in compliance with all debt covenants as of December 31, 2022 and July 2, 2022.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of December 31, 2022, the expected remaining term of the 2029 Notes is 6.8 years.
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
The proceeds from the 2023 Notes Private Placement amounted to $67.3 million after issuance costs. The 2023 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.75% payable in cash semi-annually in arrears on June 1st and December 1st of each year, beginning December 1, 2018. As of December 31, 2022, the expected remaining term of the 2023 Notes is 0.4 years. The 2023 Notes mature on June 1, 2023 unless earlier converted, redeemed or repurchased. See Senior Convertible Notes Settlement below.
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

The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of December 31, 2022, the expected remaining term of the 2024 Notes is 1.2 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement below.

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
As of December 31, 2022, the outstanding principal amount of the 2023 and 2024 Notes was $68.1 million and $223.9 million, respectively, in each case, with terms unchanged.
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
As of December 31, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $169.6 million.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Interest expense-contractual interest	$4.6	$5.3	$9.2	$7.6
Amortization of debt issuance cost	0.6	1.1	1.2	1.6
Other	1.0	0.7	1.9	1.5
Total interest expense	$6.2	$7.1	$12.3	$10.7

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
For the three months ended December 31, 2022 and January 1, 2022, the total operating lease costs were $3.2 million and $3.7 million, respectively. For the six months ended December 31, 2022 and January 1, 2022, the total operating lease costs were $6.5 million and $7.2 million, respectively. Total variable lease costs were immaterial during the three and six months ended December 31, 2022 and January 1, 2022. The total operating costs were included in cost of revenues, research and development, and selling, general and administrative in the Company’s Consolidated Statements of Operations.
As of December 31, 2022, the weighted-average remaining lease term was 7.1 years, and the weighted-average discount rate was 4.6%.
For the three months ended December 31, 2022 and January 1, 2022, cash paid for amounts included in the measurement of operating lease liabilities were $3.6 million and $3.5 million, respectively; and operating right-of-use (ROU) assets obtained in exchange of new operating lease liabilities were $2.3 million and $6.4 million, respectively.
For the six months ended December 31, 2022 and January 1, 2022, cash paid for amounts included in the measurement of operating lease liabilities were $8.2 million and $8.7 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $3.0 million and $6.5 million, respectively.
The balance sheet information related to the Company’s operating leases is as follows (in millions):

December 31, 2022
Other non-current assets	$40.3
Total operating ROU assets	$40.3

Other current liabilities	$9.8
Other non-current liabilities	29.1
Total operating lease liabilities	$38.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum operating lease payments as of December 31, 2022 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2023	$4.2
2024	10.0
2025	7.8
2026	6.0
2027	4.7
Thereafter	13.0
Total lease payments	45.7
Less: Interest	(6.8)
Present value of lease liabilities	$38.9

Note 13. Income Taxes
The Company recorded an income tax provision of $10.5 million and $22.7 million for the three and six months ended December 31, 2022, respectively. The Company recorded an income tax provision of $2.3 million and $15.9 million for the three and six months ended January 1, 2022, respectively.
The income tax provision for the three and six months ended December 31, 2022 and January 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of December 31, 2022 and July 2, 2022, the Company’s unrecognized tax benefits totaled $50.3 million and $49.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.6 million accrued for the payment of interest and penalties as of December 31, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 14. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the three months ended December 31, 2022, the Company repurchased 2.2 million shares of its common stock for $25.2 million under the 2022 Repurchase Plan. As of December 31, 2022, the Company had remaining authorization of $274.8 million for future share repurchases under the 2022 Repurchase Plan.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2022 Repurchase Plan replaces the $200 million stock repurchase plan that the Board previously authorized in September 2019 (“2019 Repurchase Plan”) and expired on September 30, 2022. During the three months ended October 1, 2022, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan.

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
During the six months ended December 31, 2022 and January 1, 2022, the Company granted 2.6 million and 2.1 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the six months ended December 31, 2022 and January 1, 2022 were estimated to be $36.7 million and $35.0 million, respectively.
During the six months ended December 31, 2022 and January 1, 2022, the Company granted 0.7 million and 0.4 million, performance-based awards, respectively. In addition, during the six months ended December 31, 2022, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the six months ended January 1, 2022. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 31, 2022 and January 1, 2022 were estimated to be $11.5 million and $7.9 million, respectively. The majority of performance-based awards vest in equal annual installments over four years based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of December 31, 2022, $81.3 million of unrecognized stock-based compensation costs remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 31, 2022 and January 1, 2022, is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Cost of revenues	$1.2	$1.2	$2.4	$2.8
Research and development	$2.0	2.1	4.3	4.3
Selling, general and administrative	$9.8	10.0	19.3	19.8
Total stock-based compensation expense	$13.0	$13.3	$26.0	$26.9
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of December 31, 2022 and January 1, 2022.
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
As of December 31, 2022, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 31, 2022, the Company contributed $0.6 million to the U.K. plan and $1.7 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Service cost	$—	$—	$—	$0.1
Interest cost	0.7	0.4	1.4	0.8
Expected return on plan assets	(0.4)	(0.4)	(0.8)	(0.9)
Amortization of net actuarial losses	—	0.7	—	1.5
Net periodic benefit cost	$0.3	$0.7	$0.6	$1.5
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
The Company expects to incur cash outlays of approximately $7.9 million related to its defined benefit pension plans during fiscal 2023 to make current benefit payments and fund future obligations. As of December 31, 2022, approximately $2.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2022.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of December 31, 2022, the Company had standby letters of credit of $11.9 million, performance bonds and other claims of $0.9 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 31, 2022 and January 1, 2022, (in millions):

	Three Months Ended		Six Months Ended
	December 31, 2022	January 1, 2022	December 31, 2022	January 1, 2022
Balance as of beginning of period	$9.5	$10.3	$10.6	$9.7
Provision for warranty	0.4	1.2	1.0	2.6
Utilization of reserve	(0.7)	(0.7)	(1.2)	(1.1)
Adjustments to pre-existing warranties (includes changes in estimates)	0.2	—	(1.0)	(0.4)
Balance as of end of period	$9.4	$10.8	$9.4	$10.8

VIAVI SOLUTIONS INC.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three months ended December 31, 2022 and January 1, 2022 (in millions):

	Three Months Ended December 31, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$150.6	$13.5	$164.1	$77.4	$—	$241.5
Service revenue	29.1	13.9	43.0	—	—	43.0
Net revenue	$179.7	$27.4	$207.1	$77.4	$—	$284.5

Gross profit	$115.1	$18.3	$133.4	$40.5	$(6.9)	$167.0
Gross margin	64.1%	66.8%	64.4%	52.3%		58.7%

Operating income			$18.5	$27.5	$(23.1)	$22.9
Operating margin			8.9%	35.5%		8.0%

	Three Months Ended January 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$189.6	$17.2	$206.8	$70.6	$—	$277.4
Service revenue	24.8	12.6	37.4	—	—	37.4
Net revenue	$214.4	$29.8	$244.2	$70.6	$—	$314.8

Gross profit	$138.0	$21.4	$159.4	$39.7	$(8.6)	$190.5
Gross margin	64.4%	71.8%	65.3%	56.2%		60.5%

Operating income			$45.6	$27.7	$(24.0)	$49.3
Operating margin			18.7%	39.2%		15.7%

	Three Months Ended
	December 31, 2022	January 1, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$173.9	$199.1
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(5.7)	(7.4)
GAAP gross profit	$167.0	$190.5

Corporate reconciling items impacting operating income:
Total segment operating income	$46.0	$73.3
Stock-based compensation	(13.0)	(13.3)
Amortization of intangibles	(7.9)	(10.0)
Change in fair value of contingent liability	(1.3)	—
Other charges unrelated to core operating performance (1)	(0.9)	(0.8)
Restructuring and related benefits	—	0.1
GAAP operating income from continuing operations	$22.9	$49.3
(1)    During the three months ended December 31, 2022 and January 1, 2022, other charges unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 31, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$316.5	$24.1	$340.6	$168.6	$—	$509.2
Service revenue	58.1	27.3	85.4	0.1	—	85.5
Net revenue	$374.6	$51.4	$426.0	$168.7	$—	$594.7

Gross profit	$240.7	$34.3	$275.0	$92.3	$(15.5)	$351.8
Gross margin	64.3%	66.7%	64.6%	54.7%		59.2%

Operating income			$47.3	$66.1	$(40.7)	$72.7
Operating margin			11.1%	39.2%		12.2%

	Six Months Ended January 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$369.2	$28.1	$397.3	$169.2	$—	$566.5
Service revenue	50.1	24.7	74.8	0.3	—	75.1
Net revenue	$419.3	$52.8	$472.1	$169.5	$—	$641.6

Gross profit	$270.7	$36.1	$306.8	$96.8	$(18.1)	$385.5
Gross margin	64.6%	68.4%	65.0%	57.1%		60.1%

Operating income			$76.3	$71.3	$(51.4)	$96.2
Operating margin			16.2%	42.1%		15.0%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	December 31, 2022	January 1, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$367.3	$403.6
Stock-based compensation	(2.4)	(2.8)
Amortization of intangibles	(12.8)	(15.3)
Other charges unrelated to core operating performance (1)	(0.3)	—
GAAP gross profit	$351.8	$385.5

Corporate reconciling items impacting operating income:
Total segment operating income	$113.4	$147.6
Stock-based compensation	(26.0)	(26.9)
Amortization of intangibles	(17.2)	(20.6)
Change in fair value of contingent liability	(1.8)	(0.3)
Other benefits (charges) unrelated to core operating performance (1)	4.3	(3.7)
Restructuring and related benefits	—	0.1
GAAP operating income from continuing operations	$72.7	$96.2
(1)    During the six months ended December 31, 2022 and January 1, 2022, other benefits (charges) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, and loss on disposal of long-lived assets.
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and six months ended December 31, 2022 and January 1, 2022 (in millions):

	Three Months Ended
	December 31, 2022			January 1, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$77.5	$15.0	$92.5	$87.4	$12.8	$100.2
Other Americas	10.3	3.5	13.8	21.4	4.1	25.5
Total Americas	$87.8	$18.5	$106.3	$108.8	$16.9	$125.7

Asia-Pacific:
Greater China	$58.9	$1.8	$60.7	$54.4	$2.1	$56.5
Other Asia-Pacific	36.7	7.7	44.4	29.6	4.9	34.5
Total Asia-Pacific	$95.6	$9.5	$105.1	$84.0	$7.0	$91.0

EMEA:
Switzerland	$11.4	$0.1	$11.5	$11.6	$0.1	$11.7
Other EMEA	46.7	14.9	61.6	73.0	13.4	86.4
Total EMEA	$58.1	$15.0	$73.1	$84.6	$13.5	$98.1

Total net revenue	$241.5	$43.0	$284.5	$277.4	$37.4	$314.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	December 31, 2022			January 1, 2022

	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$158.5	$30.6	$189.1	$167.3	$26.2	$193.5
Other Americas	33.4	6.8	40.2	46.4	7.3	53.7
Total Americas	$191.9	$37.4	$229.3	$213.7	$33.5	$247.2

Asia-Pacific:
Greater China	$122.4	$3.9	$126.3	$124.2	$4.9	$129.1
Other Asia	76.7	13.7	90.4	79.1	9.1	88.2
Total Asia-Pacific	$199.1	$17.6	$216.7	$203.3	$14.0	$217.3

EMEA:
Switzerland	$28.8	$0.2	$29.0	$24.7	$0.2	$24.9
Other EMEA	89.4	30.3	119.7	124.8	27.4	152.2
Total EMEA	$118.2	$30.5	$148.7	$149.5	$27.6	$177.1

Total net revenue	$509.2	$85.5	$594.7	$566.5	$75.1	$641.6
Note 19. Subsequent Events
Restructuring plan
On February 1, 2023, the Company approved a restructuring and workforce reduction plan (the Plan) intended to improve operational efficiencies and better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected and estimates it will incur charges of approximately $15 million in connection with the Plan. The Company anticipates the Plan to be substantially complete by the end of fiscal 2023.

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
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies, including restructuring and workforce reduction plans and the anticipated cost and operational benefits associated with such plans, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition, pricing and demand pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the second quarter, we continued to experience a constrained demand outlook, currency headwinds, and inflationary pressures.

Any prolonged disruption of manufacturing of our products, commerce and related activity or significant decrease in demand for our products could materially and adversely affect our results of business, operations, and financial conditions.

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

Restructuring plan
On February 1, 2023, the Company approved a restructuring and workforce reduction plan (the Plan) intended to improve operational efficiencies and better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected and estimates it will incur charges of approximately $15 million in connection with the Plan. The Company anticipates the Plan to be substantially complete by the end of fiscal 2023.
Looking Ahead

As we look ahead to the remainder of the fiscal year, we expect the macroeconomic headwinds and end market demand volatility to persist into the near future. We remain positive on our long-term growth drivers in 5G Wireless, Fiber, 3D Sensing and Resilient PNT. We will continue to focus on executing against our strategic priorities highlighted during our September 2022 Analyst Day Event such as:

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

COVID-19 Pandemic Update
The worldwide spread of the COVID-19 virus and global slowdown of economic activity could continue to impact demand for a broad variety of goods and services, including from the Company’s customers, while also continuing to disrupt sales channels and marketing activities for an unknown period of time. New and potentially more contagious variants of the virus have emerged over the course of the pandemic, along with a surge in cases in several regions across the globe, including Europe and Asia, resulting in renewed shutdown, mandatory quarantines and shelter in place orders in certain regions. The reopening of China and ending of its “zero-Covid” policy could have unforeseen impacts on our operations and facilities. These events have led, at times, to slowdowns in shipping and commercial activities. Through continued economic challenges, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

Financial Highlights
Second quarter fiscal 2023 results included the following notable items:
• Net revenue of $284.5 million, down $30.3 million or 9.6% year-over-year.
• GAAP operating margin of 8.0%, down 770 bps year-over-year.
• Non-GAAP operating margin of 16.2%, down 710 bps year-over-year.
• GAAP EPS of $0.04, down $0.10 or 71.4% year-over-year.
• Non-GAAP EPS of $0.14, down $0.10 or 41.7%% year-over-year.
A reconciliation of Non-GAAP financial measures to GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$22.9	8.0%	$49.3	15.7%	$72.7	12.2%	$96.2	15.0%
Stock-based compensation	13.0	4.6%	13.3	4.2%	26.0	4.4%	26.9	4.2%
Change in fair value of contingent liability	1.3	0.5%	—	—%	1.8	0.3%	0.3	—%
Other charges (benefits) unrelated to core operating performance (1)	0.9	0.3%	0.8	0.2%	(4.3)	(0.7)%	3.7	0.6%
Amortization of intangibles	7.9	2.8%	10.0	3.2%	17.2	2.9%	20.6	3.2%
Restructuring and related benefits	—	—%	(0.1)	—%	—	—%	(0.1)	—%
Total related to Cost of Revenue and Operating Expenses	23.1	8.2%	24.0	7.6%	40.7	6.9%	51.4	8.0%
Non-GAAP measures	$46.0	16.2%	$73.3	23.3%	$113.4	19.1%	$147.6	23.0%

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income (loss)	Diluted EPS
GAAP measures	$8.4	$0.04	$34.6	$0.14	$41.0	$0.18	$(20.2)	$(0.09)
Items reconciling GAAP net income (loss) and EPS to non-GAAP net income and EPS:
Stock-based compensation	13.0	0.06	13.3	0.06	26.0	0.11	26.9	0.12
Change in fair value of contingent liability	1.3	0.01	—	—	1.8	0.01	0.3	—
Other charges (benefits) unrelated to core operating performance (1)	0.9	—	0.8	—	(4.3)	(0.02)	3.7	0.02
Amortization of intangibles	7.9	0.03	10.0	0.04	17.2	0.08	20.6	0.08
Restructuring and related benefits	—	—	(0.1)	—	—	—	(0.1)	—
Non-cash interest expense and other expense (2)	—	—	6.8	0.03	—	—	92.7	0.40
(Benefit from) provision for income taxes	—	—	(6.1)	(0.03)	2.3	0.01	(6.4)	(0.03)
Total related to net income and EPS	23.1	0.10	24.7	0.10	43.0	0.19	137.7	0.59
Non-GAAP measures	$31.5	$0.14	$59.3	$0.24	$84.0	$0.37	$117.5	$0.50
Shares used in per share calculation for Non-GAAP EPS		227.1		242.3		228.8		233.6
Note: Certain totals may not add due to rounding.
(1)    Other items include charges (benefits) unrelated to core operating performance primarily consisting of acquisition and integration related charges, transformational initiatives such as site consolidations and reorganization, legal settlements, sale of investments and disposal of long-lived assets.
(2)    The Company incurred a loss of $6.4M and $92.3M for the three and six months ended January 1, 2022 in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes. The Company eliminates this in calculating non-GAAP net income and non-GAAP net income per share, because it believes that in so doing, it can provide investors a clearer and more consistent view of the Company’s core operating performance.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 31, 2022	January 1, 2022	Change	Percent Change	December 31, 2022	January 1, 2022	Change	Percent Change
Segment net revenue:
NE	$179.7	$214.4	$(34.7)	(16.2)%	$374.6	$419.3	$(44.7)	(10.7)%
SE	27.4	29.8	(2.4)	(8.1)%	51.4	52.8	(1.4)	(2.7)%
OSP	77.4	70.6	6.8	9.6%	168.7	169.5	(0.8)	(0.5)%
Total net revenue	$284.5	$314.8	$(30.3)	(9.6)%	$594.7	$641.6	$(46.9)	(7.3)%

Amortization of acquired technologies	$5.7	$7.4	$(1.7)	(23.0)%	$12.8	$15.3	$(2.5)	(16.3)%
Percentage of net revenue	2.0%	2.4%			2.2%	2.4%

Gross profit	$167.0	$190.5	$(23.5)	(12.3)%	$351.8	$385.5	$(33.7)	(8.7)%
Gross margin	58.7%	60.5%			59.2%	60.1%

Research and development	$51.9	$50.5	$1.4	2.8%	$104.5	$104.1	$0.4	0.4%
Percentage of net revenue	18.2%	16.0%			17.6%	16.2%

Selling, general and administrative	$90.0	$88.2	$1.8	2.0%	$170.2	$180.0	$(9.8)	(5.4)%
Percentage of net revenue	31.6%	28.0%			28.6%	28.1%

Amortization of other intangibles	$2.2	$2.6	$(0.4)	(15.4)%	$4.4	$5.3	$(0.9)	(17.0)%
Percentage of net revenue	0.8%	0.8%			0.7%	0.8%

Restructuring and related benefits	$—	$(0.1)	$0.1	(100.0)%	$—	$(0.1)	$0.1	(100.0)%
Percentage of net revenue	—%	—%			—%	—%

Loss on convertible note exchange	$—	$(6.4)	$6.4	(100.0)%	$—	$(92.3)	$92.3	(100.0)%
Percentage of net revenue	—%	2.0%			—%	14.4%

Interest income and other income, net	$2.2	$1.1	$1.1	100.0%	$3.3	$2.5	$0.8	32.0%
Percentage of net revenue	0.8%	0.3%			0.6%	0.4%

Interest expense	$(6.2)	$(7.1)	$0.9	12.7%	$(12.3)	$(10.7)	$(1.6)	(15.0)%
Percentage of net revenue	2.2%	2.3%			2.1%	1.7%

Provision for income taxes	$10.5	$2.3	$8.2	356.5%	$22.7	$15.9	$6.8	42.8%
Percentage of net revenue	3.7%	0.7%			3.8%	2.5%

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
Three months ended December 31, 2022 and January 1, 2022
Net revenue decreased by $30.3 million, or 9.6%, during the three months ended December 31, 2022 compared to the same period a year ago. This decrease was due to revenue decrease from our NE and SE segments, partially offset by revenue increase in our OSP segment.
Product revenues decreased by $35.9 million, or 12.9%, during the three months ended December 31, 2022 compared to the same period a year ago, driven by revenue decreases from our NE and SE segments, partially offset by revenue increase in our OSP segment.
Service revenues increased by $5.6 million, or 15.0%, during the three months ended December 31, 2022 compared to the same period a year ago. This increase was due to revenue increase from our NE and SE segments.
NE net revenue decreased by $34.7 million, or 16.2%, during the three months ended December 31, 2022 compared to the same period a year ago. This decrease was primarily driven by lower volumes in Field Instruments, Wireless and Lab & Production products compared to the prior year partially offset by Jackson Labs revenues not included in the same period a year ago.
SE net revenue decreased by $2.4 million, or 8.1%, during the three months ended December 31, 2022 compared to the same period a year ago, due to lower volumes.
OSP net revenue increased by $6.8 million, or 9.6%, during the three months ended December 31, 2022 compared to the same period a year ago. This increase was primarily driven by higher volume in Anti-Counterfeiting and consumer and industrial compared to the same period a year ago.
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

	Three Months Ended				Six Months Ended
	December 31, 2022		January 1, 2022		December 31, 2022		January 1, 2022
Americas:
United States	$92.5	32.5%	$100.2	31.8%	$189.1	31.8%	$193.5	30.2%
Other Americas	13.8	4.9%	25.5	8.1%	40.2	6.8%	53.7	8.3%
Total Americas	$106.3	37.4%	$125.7	39.9%	$229.3	38.6%	$247.2	38.5%

Asia-Pacific:
Greater China	$60.7	21.3%	$56.5	17.9%	$126.3	21.2%	$129.1	20.1%
Other Asia-Pacific	44.4	15.6%	34.5	11.0%	90.4	15.2%	88.2	13.8%
Total Asia-Pacific	$105.1	36.9%	$91.0	28.9%	$216.7	36.4%	$217.3	33.9%

EMEA:
Switzerland	$11.5	4.0%	$11.7	3.7%	$29.0	4.9%	$24.9	3.9%
Other EMEA	61.6	21.7%	86.4	27.5%	119.7	20.1%	152.2	23.7%
Total EMEA	$73.1	25.7%	$98.1	31.2%	$148.7	25.0%	$177.1	27.6%

Total net revenue	$284.5	100.0%	$314.8	100.0%	$594.7	100.0%	$641.6	100.0%
Net revenue from customers outside the Americas during the three and six months ended December 31, 2022 represented 62.6% and 61.4% of net revenue, respectively. Net revenue from customers outside the Americas during the three and six months ended January 1, 2022 represented 60.1% and 61.5% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 1.8 percentage points during the three months ended December 31, 2022 from 60.5% in the same period a year ago to 58.7% in the current period. The decrease was primarily driven by gross margin reduction in all segments as discussed below in the Operating Segment Information section.
Gross margin decreased by 0.9 percentage points during the six months ended December 31, 2022 from 60.1% in the same period a year ago to 59.2% in the current period. The decrease was primarily driven by gross margin reduction in all segments as discussed below in the Operating Segment Information section.
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
Amortization of Acquired Technologies and Other Intangibles
Amortization of acquired technologies and other intangibles decreased $2.1M or 21.0% during the three months ended December 31, 2022 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2022.

Amortization of acquired technologies and other intangibles decreased $3.4M or 16.5% during the six months ended December 31, 2022 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2022.
Research and Development
R&D expense increased by $1.4 million, or 2.8%, during the three months ended December 31, 2022 compared to the same period a year ago. This increase was driven primarily by higher contractor and travel expenses. As a percentage of net revenue, R&D expense increased by 2.2 percentage points during the three months ended December 31, 2022 compared to the same period a year ago.
R&D expense increased by $0.4 million or 0.4%, during the six months ended December 31, 2022 compared to the same period a year ago. This increase was driven primarily by higher contractor expenses. As a percentage of net revenue, R&D expense increased by 1.4 percentage points during the six months ended December 31, 2022 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $1.8 million, or 2.0%, during the three months ended December 31, 2022 compared to the same period a year ago. This increase was primarily due to fair value adjustment of contingent consideration related to acquisitions and outside service expenses. As a percentage of net revenue, SG&A increased 3.6 percentage points during the three months ended December 31, 2022 compared to the same period a year ago.

SG&A expense decreased by $9.8 million, or 5.4%, during the six months ended December 31, 2022 compared to the same period a year ago. This decrease was primarily due to the reversal of the U.K. pension accrued liability, lower commission expense and foreign exchange impacts offset by fair value adjustment of contingent consideration related to acquisitions and outside service expenses. As a percentage of net revenue, SG&A increased 0.5 percentage points during the six months ended December 31, 2022 compared to the same period a year ago.
Loss on convertible note exchange
During the three and six months ended December 31, 2022, the Company did not enter into any convertible note exchange agreements.
During the three months ended January 1, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid $59.0 million in cash in exchange for $20.6 million principal amount of the 2023 Notes and $25.0 million principal amount of the 2024 Notes. The Company recorded a loss of $6.4 million in connection with the settlement transactions.

During the six months ended January 1, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid an aggregate 10.6 million shares of its common stock, par value $0.001 per share, and $255.5 million in cash in exchange for $114.3 million principal amount of the 2023 Notes and $206.3 million principal amount of the 2024 Notes. The Company recorded a loss of $92.3 million in connection with the settlement transactions.

Interest income and other income, net

Interest income and other income, net, was $2.2 million during the three months ended December 31, 2022 compared to $1.1 million during the same period a year ago. This $1.1 million increase was primarily driven by higher interest income during the current period.

Interest income and other income, net, was $3.3 million during the six months ended December 31, 2022 compared to $2.5 million during the same period a year ago. This $0.8 million increase was primarily driven by higher interest income offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense decreased by $0.9 million, or 12.7%, during the three months ended December 31, 2022 compared to the same period a year ago. This decrease was primarily driven by lower interest expense and amortization of issuance cost on our convertible notes as a result of convertible notes exchange transactions during November 2021, March 2022 and June 2022.

Interest expense increased by $1.6 million, or 15.0%, during the six months ended December 31, 2022 compared to the same period a year ago. This increase was primarily driven by full six month interest expense on the Senior Notes due 2029 in the current period as a result of the issuance in September 2021.
Provision for Income Taxes
We recorded an income tax provision of $10.5 million and $22.7 million for the three and six months ended December 31, 2022, respectively. We recorded an income tax provision of $2.3 million and $15.9 million for the three and six months ended January 1, 2022, respectively.
The income tax provision for the three and six months ended December 31, 2022 and January 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of December 31, 2022, and July 2, 2022, our unrecognized tax benefits totaling $50.3 million and $49.7 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $2.6 million accrued for the payment of interest and penalties as of December 31, 2022. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Six Months Ended
	December 31, 2022	January 1, 2022	Change	Percentage Change	December 31, 2022	January 1, 2022	Change	Percentage Change
Network Enablement
Net revenue	$179.7	$214.4	$(34.7)	(16.2)%	$374.6	$419.3	$(44.7)	(10.7)%
Gross profit	115.1	138.0	(22.9)	(16.6)%	240.7	270.7	(30.0)	(11.1)%
Gross margin	64.1%	64.4%			64.3%	64.6%

Service Enablement
Net revenue	$27.4	$29.8	$(2.4)	(8.1)%	$51.4	$52.8	$(1.4)	(2.7)%
Gross profit	18.3	21.4	(3.1)	(14.5)%	34.3	36.1	(1.8)	(5.0)%
Gross margin	66.8%	71.8%			66.7%	68.4%

Network and Service Enablement
Net revenue	$207.1	$244.2	$(37.1)	(15.2)%	$426.0	$472.1	$(46.1)	(9.8)%
Operating income	18.5	45.6	(27.1)	(59.4)%	47.3	76.3	(29.0)	(38.0)%
Operating margin	8.9%	18.7%			11.1%	16.2%

Optical Security and Performance
Net revenue	$77.4	$70.6	$6.8	9.6%	$168.7	$169.5	$(0.8)	(0.5)%
Gross profit	40.5	39.7	0.8	2.0%	92.3	96.8	(4.5)	(4.6)%
Gross margin	52.3%	56.2%			54.7%	57.1%
Operating income	27.5	27.7	(0.2)	(0.7)%	66.1	71.3	(5.2)	(7.3)%
Operating margin	35.5%	39.2%			39.2%	42.1%
Network Enablement
During the three months ended December 31, 2022, NE gross margin decreased by 0.3 percentage points from 64.4% in the same period a year ago to 64.1% in the current period, reflecting lower volumes and unfavorable product mix.
During the six months ended December 31, 2022, NE gross margin decreased by 0.4 percentage points from 64.6% in the same period a year ago to 64.2% in the current period, reflecting lower volumes and unfavorable product mix.
Service Enablement
During the three months ended December 31, 2022, SE gross margin decreased by 5.0 percentage points from 71.8% in the same period a year ago to 66.8% in the current period. This decrease was primarily due to unfavorable product mix.
During the six months ended December 31, 2022, SE gross margin decreased by 1.6 percentage points from 68.4% in the same period a year ago to 66.8% in the current period. This decrease was primarily due to unfavorable product mix.
Network and Service Enablement
During the three months ended December 31, 2022, NSE operating margin decreased by 9.8 percentage points from 18.7% in the same period a year ago to 8.9% in the current period. This decrease in operating margin was primarily driven by lower volumes and unfavorable product mix.
During the six months ended December 31, 2022, NSE operating margin decreased by 5.1 percentage points from 16.2% in the same period a year ago to 11.1% in the current period. This decrease in operating margin was primarily driven by lower volumes and unfavorable product mix.

Optical Security and Performance Products
During the three months ended December 31, 2022, OSP gross margin decreased by 3.9 percentage points from 56.2% in the same period a year ago to 52.3% in the current period. This decrease was primarily due to unfavorable manufacturing variances and startup costs at our Chandler facility partially offset by higher revenue.
During the six months ended December 31, 2022, OSP gross margin decreased by 2.4 percentage points from 57.1% in the same period a year ago to 54.7% in the current period. This decrease was primarily due to unfavorable manufacturing variances and startup costs at our Chandler facility.
OSP operating margin decreased by 3.7 percentage points during the three months ended December 31, 2022 from 39.2% in the same period a year ago to 35.5% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
OSP operating margin decreased by 2.9 percentage points during the six months ended December 31, 2022 from 42.1% in the same period a year ago to 39.2% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.

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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents consist mainly of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of December 31, 2022, U.S. subsidiaries owned approximately 40.7% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 31, 2022, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended December 31, 2022, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of December 31, 2022, we had no borrowings under this facility and our available borrowing capacity was approximately $169.6 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Six Months Ended December 31, 2022
As of December 31, 2022, our combined balance of cash and cash equivalents and restricted cash decreased by $75.9 million to $496.9 million from $572.8 million as of July 2, 2022.
During the six months ended December 31, 2022, Cash provided by operating activities was $72.8 million, consisting of net income of $41.0 million adjusted for non-cash charges (e.g. depreciation, amortization, stock-based compensation and other non-cash items) which totaled $62.8 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $31.0 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $25.0 million, a decrease in accrued payroll and related expenses of $21.6 million, an increase in inventory of $14.4 million, a decrease in income taxes payable of $9.0 million, a decrease in deferred revenue of $8.3 million and a decrease in accounts payable of $6.9 million. These were partially offset by a decrease in accounts receivable of $42.2 million and a decrease in other current and non-current assets of $12.0 million.
During the six months ended December 31, 2022, Cash used in investing activities was $95.9 million, primarily related to $64.4 million of cash used for acquisitions,$32.9 million of cash used for capital expenditures and $1.0 million for a purchase price adjustment related to business acquisition, offset by $2.4 million proceeds from sales of assets.

During the six months ended December 31, 2022, Cash used in financing activities was $52.7 million, primarily resulting from $43.9 million cash paid to repurchase common stock under our share repurchase program, $11.2 million in withholding tax payments on the vesting of restricted stock awards and $1.3 million in other payments, primarily acquisition related. These were partially offset by $3.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the three months ended December 31, 2022, the Company repurchased 2.2 million shares of its common stock for $25.2 million under the 2022 Repurchase Plan. As of December 31, 2022, the Company had remaining authorization of $274.8 million for future share repurchases under the 2022 Repurchase Plan.
The 2022 Repurchase Plan replaces the $200 million stock repurchase plan that the Board previously authorized in September 2019 (“2019 Repurchase Plan”) and expired on September 30, 2022. During the three months ended October 1, 2022, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan.
Refer to “Note 14. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2023.
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
Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is fully funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 31, 2022, our pension plans were under-funded by $58.4 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 31, 2022, the fair value of plan assets had decreased approximately 4.6% since July 2, 2022, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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

As normal business operations resume and we transition to a hybrid work model, we continue to practice enhanced sanitation procedures, health checks and social distancing protocols, however, none of these measures can completely eliminate the risk of exposure or spread of COVID-19. There could be additional waves or spikes in infection, again causing widespread social, economic and operational impacts. The reopening of China and ending of its “zero-Covid” policy could have unforeseen impacts on our operations, facilities and supply chain.

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

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for the foreseeable future. Any failure by us to continue capturing a significant share of key customer sales could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Further, to the extent that there is consolidation among communications equipment manufacturers and service providers, we will have increased dependence on fewer customers who may be able to exert increased pressure on our prices and other contract terms. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for disruptions in demand for our products as a consequence of such customers streamlining, reducing or delaying purchasing decisions.

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
•An acquisition may not further our business strategy as we expected or we may overpay for, or otherwise not realize the expected return on our investments;
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

Operational Risks

Restructuring

We have from time to time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions, including one recently announced for fiscal 2023. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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

On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, Huawei) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. Products that VIAVI sells to Huawei have been affected by the restrictions, however the impact is not expected to be material to our overall operations.

These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. While recent US export controls on China’s semiconductor and artificial intelligence industries may have an indirect impact on VIAVI, the implications of such controls are still being evaluated and are not expected to have a material impact on our consolidated annual revenues.

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

Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, there are five new state privacy laws that will go into effect in 2023, the California Privacy Rights Act, expanding the CCPA to provide for certain obligations with respect to California employee’s sensitive personal data and an expansion of rights, including the right to limit, correct and request deletion of certain sensitive personal data, the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, and a number of other states are considering similar laws. In addition, a federal privacy bill, called the American Data Privacy and Protection Act was recently published. The new state privacy laws and proposed federal law will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.

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

There is an increasing focus from U.S. and foreign government agencies, certain investors, customers, consumers, employees, and other stakeholders concerning environmental, social and governance (“ESG”) matters. We may communicate certain initiatives and goals, regarding environmental matters, diversity, responsible sourcing and social investments and other ESG matters, in our ESG Report, on our website, in our SEC filings, and elsewhere. These initiatives and goals could be difficult and expensive to implement, and we could be criticized for the accuracy, adequacy, or completeness of the disclosure of our ESG initiatives. Further, statements about our ESG initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. It is anticipated that the SEC will finalize rules in 2023 related to climate disclosures, human capital management and cybersecurity disclosures. Compliance with these complex regulations could be costly, burdensome and will require significant internal and external resources to achieve. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected and we could be subject to additional regulatory scrutiny.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of January 28, 2023, we had 1,874 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended December 31, 2022 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
October 2 - October 29, 2022	0.5	$13.97	0.5	$293.6
October 30 - November 26, 2022	0.3	$11.60	0.3	$289.6
November 27 - December 31, 2022	1.4	$10.86	1.4	$274.8
Total	2.2		2.2
(1) Share repurchases for the three months ended December 31, 2022 were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 14. Stockholders' Equity” for more details.
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

Date: February 3, 2023	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)