Form 10-Q
period 2023-04-01
VIAVI SOLUTIONS INC.
filed 2023-05-03
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 29, 2023, the Registrant had 222,449,401 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Revenues:
Product revenue	$205.2	$275.8	$714.4	$842.3
Service revenue	42.6	39.7	128.1	114.8
Total net revenue	247.8	315.5	842.5	957.1
Cost of revenues:
Product cost of revenue	81.5	104.0	272.9	311.0
Service cost of revenue	19.4	17.2	58.1	51.0
Amortization of acquired technologies	5.9	7.4	18.7	22.7
Total cost of revenues	106.8	128.6	349.7	384.7
Gross profit	141.0	186.9	492.8	572.4
Operating expenses:
Research and development	50.8	54.9	155.3	159.0
Selling, general and administrative	80.0	89.0	250.2	269.0
Amortization of other intangibles	2.1	2.2	6.5	7.5
Restructuring and related charges (benefits)	10.2	—	10.2	(0.1)
Total operating expenses	143.1	146.1	422.2	435.4
(Loss) income from operations	(2.1)	40.8	70.6	137.0
Loss on convertible note settlement (Note 11)	—	(6.4)	—	(98.7)
Loss on convertible note modification (Note 11)	(2.2)	—	(2.2)	—
Interest income and other income, net	1.6	0.6	4.9	3.1
Interest expense	(6.7)	(6.4)	(19.0)	(17.1)
(Loss) income before income taxes	(9.4)	28.6	54.3	24.3
Provision for income taxes	6.0	9.4	28.7	25.3
Net (loss) income	$(15.4)	$19.2	$25.6	$(1.0)

Net (loss) income per share:
Basic	$(0.07)	$0.08	$0.11	$—
Diluted	$(0.07)	$0.08	$0.11	$—

Shares used in per share calculations:
Basic	224.1	229.2	225.5	232.1
Diluted	224.1	236.8	227.6	232.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Net (loss) income	$(15.4)	$19.2	$25.6	$(1.0)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	13.4	(12.8)	14.1	(26.5)
Unrealized holding (loss) gain arising during period	(0.3)	—	(0.3)	0.1
Amortization of net actuarial losses and other pension adjustments	—	0.8	(0.3)	2.3
Net change in accumulated other comprehensive income (loss)	13.1	(12.0)	13.5	(24.1)
Comprehensive (loss) income	$(2.3)	$7.2	$39.1	$(25.1)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	April 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$580.6	$559.9
Short-term investments	1.5	1.4
Restricted cash	4.5	3.6
Accounts receivable, net	220.1	260.9
Inventories, net	125.9	110.1
Prepayments and other current assets	70.4	69.2
Total current assets	1,003.0	1,005.1
Property, plant and equipment, net	247.2	228.9
Goodwill, net	451.9	387.6
Intangibles, net	64.0	54.2
Deferred income taxes	89.7	86.3
Other non-current assets	61.6	65.8
Total assets	$1,917.4	$1,827.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.7	$58.3
Accrued payroll and related expenses	41.2	76.0
Deferred revenue	75.5	81.0
Accrued expenses	27.8	29.3
Short-term debt	164.2	68.4
Other current liabilities	60.2	56.3
Total current liabilities	412.6	369.3
Long-term debt	627.9	616.5
Other non-current liabilities	194.6	170.4
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at April 1, 2023 and July 2, 2022	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at April 1, 2023 and 226 million shares at July 2, 2022, issued and outstanding	0.2	0.2
Additional paid-in capital	70,415.6	70,370.2
Accumulated deficit	(69,590.6)	(69,542.3)
Accumulated other comprehensive loss	(142.9)	(156.4)
Total stockholders’ equity	682.3	671.7
Total liabilities and stockholders’ equity	$1,917.4	$1,827.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	April 1, 2023	April 2, 2022
OPERATING ACTIVITIES:
Net income (loss)	$25.6	$(1.0)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	26.4	30.1
Amortization of acquired technologies and other intangibles	25.2	30.2
Stock-based compensation	38.8	39.7
Loss on convertible note settlement	—	98.7
Loss on convertible note modification	2.2	—
Amortization of debt issuance costs	2.3	2.2
Deferred taxes, net	4.1	(10.8)
Restructuring	10.2	—
Gain on legal settlement	(6.7)	—
Other	4.1	2.0
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	47.6	(19.2)
Inventories	(20.0)	(26.5)
Other current and non-currents assets	19.0	(2.5)
Accounts payable	(13.3)	(4.9)
Income taxes payable	(6.2)	(27.5)
Deferred revenue, current and non-current	(6.3)	9.8
Accrued payroll and related expenses	(35.1)	(16.9)
Accrued expenses and other current and non-current liabilities	(27.3)	1.1
Net cash provided by operating activities	$90.6	$104.5
INVESTING ACTIVITIES:
Capital expenditures	$(43.7)	$(53.4)
Proceeds from the sale of assets	3.5	3.4
Acquisitions, net of cash hold back	(64.4)	(1.2)
Purchase price adjustment related to business acquisition	(0.7)	—
Net cash used in investing activities	$(105.3)	$(51.2)
FINANCING ACTIVITIES:
Proceeds from issuance of debt (Note 11)	$118.0	$400.0
Payment of debt issuance costs	(3.9)	(10.2)
Repurchase and retirement of common stock	(73.9)	(207.0)
Withholding tax payment on vesting of restricted stock and performance based-awards	(11.4)	(12.5)
Cash paid to note holders in convertible note settlement	—	(320.2)
Cash paid to third parties in convertible note settlement	—	(4.1)
Payment of financing obligations	(0.1)	(0.1)
Proceeds from employee stock purchase plan	7.9	7.8
Proceeds from revolving credit facility	—	150.0
Repayment of revolving credit facility	—	(150.0)
Payment of acquisition related obligations	(0.7)	(0.9)
Payment of acquisition related contingent consideration	(6.6)	(4.1)
Net cash provided by (used in) financing activities	$29.3	$(151.3)
Effect of exchange rates on cash, cash equivalents and restricted cash	$5.8	$(8.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	20.4	(106.9)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	572.8	708.4
Cash, cash equivalents and restricted cash at the end of the period (2)	$593.2	$601.5
(1)    These amounts include both current and non-current balances of restricted cash totaling $12.9 million and $10.6 million as of July 2, 2022 and July 3, 2021, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $12.6 million and $11.7 million as of April 1, 2023 and April 2, 2022, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended April 1, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8
Net loss	—	—	—	(15.4)	—	(15.4)
Other comprehensive income	—	—	—	—	13.1	13.1
Shares issued under employee stock plans, net of tax	0.4	—	4.0	—	—	4.0
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(2.8)	—	—	(30.0)	—	(30.0)
Convertible note modification (Note 11)	—	—	10.1		—	10.1
Balance at April 1, 2023	222.4	$0.2	$70,415.6	$(69,590.6)	$(142.9)	$682.3

Three Months Ended April 2, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2022	232.5	$0.2	$70,354.3	$(69,470.4)	$(109.3)	$774.8
Net income	—	—	—	19.2	—	19.2
Other comprehensive loss	—	—	—	—	(12.0)	(12.0)
Shares issued under employee stock plans, net of tax	0.4	—	2.7	—	—	2.7
Stock-based compensation	—	—	12.8	—	—	12.8
Repurchase of common stock	(4.7)	—	—	(78.7)	—	(78.7)
Convertible note settlement (Note 11)	—	—	(8.9)	—	—	(8.9)
Balance at April 2, 2022	228.2	$0.2	$70,360.9	$(69,529.9)	$(121.3)	$709.9

Nine Months Ended April 1, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	25.6	—	25.6
Other comprehensive income	—	—	—	—	13.5	13.5
Shares issued under employee stock plans, net of tax	2.3	—	(3.5)	—	—	(3.5)
Stock-based compensation	—	—	38.8	—	—	38.8
Repurchase of common stock	(6.3)	—	—	(73.9)	—	(73.9)
Convertible note modification (Note 11)	—	—	10.1		—	10.1
Balance at April 1, 2023	222.4	$0.2	$70,415.6	$(69,590.6)	$(142.9)	$682.3

Nine Months Ended April 2, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net loss	—	—	—	(1.0)	—	(1.0)
Other comprehensive loss	—	—	—	—	(24.1)	(24.1)
Shares issued under employee stock plans, net of tax	2.0	—	(4.5)	—	—	(4.5)
Stock-based compensation	—	—	39.4	—	—	39.4
Repurchase of common stock	(12.7)	—	—	(206.6)	—	(206.6)
Convertible note settlement (Note 11)	10.6	—	142.8	—	—	142.8
Balance at April 2, 2022	228.2	$0.2	$70,360.9	$(69,529.9)	$(121.3)	$709.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI also referred to as the Company) for the three and nine months ended April 1, 2023 and April 2, 2022 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying consolidated financial statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual consolidated financial statements. For further information, please refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 2, 2022.
There have been no material changes to the Company’s accounting policies during the three and nine months ended April 1, 2023 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 2, 2022 on Form 10-K, filed with the SEC on August 19, 2022.
The Consolidated Balance Sheet as of July 2, 2022 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended April 1, 2023 and April 2, 2022 may not be indicative of results for the fiscal year ending July 1, 2023 or any future periods.
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
We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between China and the US, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Moreover, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and general market instability, all of which could adversely impact our financial results. As a result of the restrictions on exports to Russia, we suspended transactions in the region effective February 2022, which has negatively impacted our business. Foreign companies in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in region. We are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions due to risks and uncertainties, including the ongoing geopolitical instability as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains. The impact on our future operations and results remains uncertain.

While the Covid pandemic has abated and normal business operations have largely resumed, events have led, at times, to slowdowns in shipping and commercial activities. Through lingering economic turbulence, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Numerator:
Net (loss) income	$(15.4)	$19.2	$25.6	$(1.0)
Denominator:
Weighted-average shares outstanding:
Basic	224.1	229.2	225.5	232.1
Shares issuable assuming conversion of convertible notes (1)	—	4.9	0.4	—
Effect of dilutive securities from stock-based compensation plans	—	2.7	1.7	—
Diluted	224.1	236.8	227.6	232.1

Net (loss) income per share:
Basic	$(0.07)	$0.08	$0.11	$—
Diluted	$(0.07)	$0.08	$0.11	$—
(1)    Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes), the 1.00% Senior Convertible Notes due 2024 (2024 Notes) and the 1.625% Senior Convertible Notes due 2026 (2026 Notes). As of April 1, 2023, the if-converted value is less than the outstanding principal of the 2023, 2024 and 2026 Notes, respectively. Refer to “Note 11. Debt” for more details.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Restricted stock units (1)	4.3	0.3	3.6	0.6
Shares issuable from Senior Convertible Notes (2)	—	—	—	5.9
Total potentially dilutive securities	4.3	0.3	3.6	6.5
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
For the nine months ended April 1, 2023, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 2, 2022	$(5.0)	$(144.2)	$(7.2)	$(156.4)
Other comprehensive (loss) income before reclassification	(0.3)	14.1	—	13.8
Amounts reclassified out of accumulated other comprehensive loss	—	—	(0.3)	(0.3)
Net current-period other comprehensive (loss) income	(0.3)	14.1	(0.3)	13.5
Ending balance as of April 1, 2023	$(5.3)	$(130.1)	$(7.5)	$(142.9)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial losses included as a component of cost of revenues, research and development (R&D) and selling, general and administrative (SG&A) in the Consolidated Statement of Operations, net of reclassification adjustments, for the nine months ended April 1, 2023. There was no tax impact for the nine months ended April 1, 2023. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$1.1
Accounts receivable, net	2.3
Inventory, net	3.2
Goodwill (1)	48.3
Identified intangible assets acquired	30.6
Other non-current assets	0.1
Accounts payable	(0.6)
Accrued expenses	(3.4)
Deferred revenue	(2.1)
Other current liabilities	(0.5)
Total purchase consideration	$79.0
(1) Goodwill at acquisition date of $48.8 million reduced by measurement period adjustment of $0.5 million.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On September 17, 2021, the Company acquired all of the equity of one business for approximately $1.6 million. The acquisition was accounted for as an asset purchase. The developed technology will be amortized over its estimated useful life of five years.
Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and nine months ended April 1, 2023 and April 2, 2022 (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Beginning period balance	$33.2	$3.1	$2.5	$4.0
Additions to Contingent Consideration	—	—	29.4	—
Payments of Contingent Consideration	(6.6)	(3.2)	(7.1)	(4.4)
Fair value adjustment of earn-out liabilities	(1.9)	—	(0.2)	0.3
Currency translation adjustment	(0.1)	0.1	—	0.1
Ending period balance	$24.6	$—	$24.6	$—

Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of April 1, 2023, and July 2, 2022, the Company had total unbilled receivables of $11.9 million and $7.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

	April 1, 2023
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$94.6	$100.4
Revenue deferrals for new contracts (1)	32.4	95.5
Revenue recognized during the period (2)	(29.6)	(98.5)
Balance at end of period	$97.4	$97.4

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
The value of the transaction price allocated to remaining performance obligations as of April 1, 2023, was $244.2 million. The Company expects to recognize approximately 91% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts receivable allowance - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 2, 2022	Charged to Costs and Expenses	Deductions (1)	April 1, 2023
Allowance for credit losses	$1.4	$0.4	$(0.8)	$1.0
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	April 1, 2023	July 2, 2022
Finished goods	$49.6	$41.6
Work in process	19.0	17.7
Raw materials	57.3	50.8
Inventories, net	$125.9	$110.1
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	April 1, 2023	July 2, 2022
Refundable income taxes	$30.7	$14.5
Prepayments	12.7	16.0
Advances to contract manufacturers	9.4	11.8
Transaction tax receivables	6.6	10.4
Asset held for sale	2.5	2.5
Other current assets	8.5	14.0
Prepayments and other current assets	$70.4	$69.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	April 1, 2023	July 2, 2022
Income tax payable	$10.2	$9.6
Operating lease liabilities (Note 12)	10.1	10.1
Interest payable	8.4	4.6
Restructuring accrual (Note 13)	7.4	—
Acquisition related holdback and related accruals	4.5	0.1
Transaction tax payable	4.5	11.5
Warranty accrual	4.2	4.4
Fair value of forward contracts	1.5	8.4
Fair value of contingent consideration	1.1	1.8
Other	8.3	5.8
Other current liabilities	$60.2	$56.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	April 1, 2023	July 2, 2022
Pension and post-employment benefits	$55.0	$59.6
Operating lease liabilities (Note 12)	29.4	33.5
Fair value of contingent consideration	23.5	0.7
Long-term deferred revenue	21.9	19.4
Financing obligation	15.8	16.0
Deferred tax liability	15.3	9.5
Uncertain tax position	14.8	12.9
Warranty accrual	5.2	6.2
Other	13.7	12.6
Other non-current liabilities	$194.6	$170.4
Note 7. Investments and Forward Contracts
Short-Term Investments
As of April 1, 2023, the Company’s short-term investments of $1.5 million were comprised primarily of trading securities related to the deferred compensation plan, of which $1.0 million was invested in equity securities, $0.2 million was invested in debt securities and $0.3 million was invested in money market instruments.
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
As of April 1, 2023, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $2.3 million and $1.5 million is reflected as prepayments and other current assets and other current liabilities, respectively. As of July 2, 2022, the fair value of these contracts of $3.8 million and $8.3 million is reflected as prepayments and other current assets and other current liabilities, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of April 1, 2023 and July 2, 2022, the notional amounts of the forward contracts the Company held to purchase foreign currencies were $97.8 million and $119.1 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $20.2 million and $80.5 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Company’s Consolidated Statements of Operations as a component of Interest income and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred gains of $0.8 million and no gains or losses for three and nine months ended April 1, 2023, respectively, and losses of $1.6 million and $4.1 million for the three and nine months ended April 2, 2022, respectively.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 instruments consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	April 1, 2023				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents: Money market funds (1)	$328.8	$328.8	$—	$—	$313.2	$313.2	$—	$—
Short-term investments: Trading securities	1.5	1.5	—	—	1.4	1.4	—	—
Other current assets: Foreign currency forward contracts	2.3	—	2.3	—	3.8	—	3.8	—
Other non-current assets: debt available-for-sale securities asset-backed securities	0.3	—	0.3	—	0.6	—	0.6	—
Total assets	$332.9	$330.3	$2.6	$—	$319.0	$314.6	$4.4	$—

Liability:
Current liabilities: Foreign currency forward contracts	$1.5	$—	$1.5	$—	$8.4	$—	$8.4	$—
Contingent consideration (2)	24.6	—	—	24.6	2.5	—	—	2.5
Total liabilities	$26.1	$—	$1.5	$24.6	$10.9	$—	$8.4	$2.5
(1)Includes, as of April 1, 2023, $317.0 million in cash and cash equivalents, $4.4 million in restricted cash, and $7.4 million in other non-current assets on the Company’s Consolidated Balance Sheets. Includes, as of July 2, 2022, $301.5 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.6 million in other non-current assets on the Company’s Consolidated Balance Sheets.
(2)     Includes certain amounts in other current liabilities and other non-current liabilities on the Company’s Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value in the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes), 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented are as follows:

	April 1, 2023				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$344.6	$—	$344.6	$—	$337.5	$—	$337.5	$—
1.625% Senior Convertible Notes	256.9	—	256.9	—	—	—	—	—
1.00% Senior Convertible Notes	97.4	—	97.4	—	250.7	—	250.7	—
1.75% Senior Convertible Notes	67.9	—	67.9	—	73.4	—	73.4	—
Total liabilities	$766.8	$—	$766.8	$—	$661.6	$—	$661.6	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 2, 2022	$331.6	$13.8	$42.2	$387.6
Acquisition	60.0	—	—	60.0
Measurement period adjustment	(0.5)	—	—	(0.5)
Currency translation adjustments	3.6	1.2	—	4.8
Balance as of April 1, 2023	$394.7	$15.0	$42.2	$451.9
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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended April 1, 2023.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of April 1, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology (1)	$445.8	$(394.2)	$51.6
Customer relationships	193.7	(183.0)	10.7
Other (2)	39.2	(37.5)	1.7
Total intangibles	$678.7	$(614.7)	$64.0

As of July 2, 2022	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$416.6	$(375.8)	$40.8
Customer relationships	189.7	(177.8)	11.9
Other (2)	36.0	(34.5)	1.5
Total intangibles	$642.3	$(588.1)	$54.2
(1)     During the third quarter of fiscal 2023, we identified impairment indicators for a developed technology monitoring intangible, resulting in a $0.6 million non-cash impairment charge. This charge has been recorded within SG&A in the Consolidated Statements of Operations.
(2)     Other intangibles consist of customer backlog, non-competition agreements, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of revenues	$5.9	$7.4	$18.7	$22.7
Operating expenses	2.1	2.2	6.5	7.5
Total amortization of intangible assets	$8.0	$9.6	$25.2	$30.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of April 1, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2023	$8.0
2024	19.7
2025	15.3
2026	10.8
2027	7.0
Thereafter	3.2
Total amortization	$64.0
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of April 1, 2023 and July 2, 2022, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	April 1, 2023	July 2, 2022
Principal amount of 1.00% Senior Convertible Notes	$96.4	$—
Unamortized 1.00% Senior Convertible Notes debt issuance cost	(0.3)	—
Principal amount of 1.75% Senior Convertible Notes	68.1	68.1
Unamortized 1.75% Senior Convertible Notes debt issuance cost	—	(0.1)
Other short-term debt	—	0.4
Short-term debt	$164.2	$68.4

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(5.7)	(6.4)
Principal amount of 1.00% Senior Convertible Notes	—	223.9
Unamortized 1.00% Senior Convertible Notes debt issuance cost	—	(1.0)
Principal amount of 1.625% Senior Convertible Notes	250.0	—
Unamortized 1.625% Senior Convertible Notes debt discount	(14.2)	—
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(2.2)	—
Long-term debt	$627.9	$616.5
The Company was in compliance with all debt covenants as of April 1, 2023 and July 2, 2022.
1.625% Senior Convertible Notes (2026 Notes)
On March 6, 2023, the Company issued $250.0 million aggregate principal amount of 1.625% Senior Convertible Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $132.0 million aggregate principal amount of the 2026 Notes to certain holders of the 1.00% Senior Convertible Notes due 2024 in exchange for $127.5 million principal amount of the 2024 Notes and issued and sold $118.0 million aggregate principal amount of the 2026 Notes in a private placement to accredited institutional buyers (the Subscription Transactions). Proceeds of the 2026 Notes Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs to be recorded as loss on convertible note modification on the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million was capitalized within long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear annual interest of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of April 1, 2023, the expected remaining term of the 2026 Notes is 3.0 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
unless earlier redeemed or repurchased. As of April 1, 2023, the expected remaining term of the 2029 Notes is 6.5 years.
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
The proceeds from the 2023 Notes Private Placement amounted to $67.3 million after issuance costs. The 2023 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.75% payable in cash semi-annually in arrears on June 1st and December 1st of each year, beginning December 1, 2018. As of April 1, 2023, the expected remaining term of the 2023 Notes is 0.2 years. The 2023 Notes mature on June 1, 2023 unless earlier converted, redeemed or repurchased. See Senior Convertible Notes Settlement below.
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

The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of April 1, 2023, the expected remaining term of the 2024 Notes is 0.9 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement below.
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
As of April 1, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $169.4 million.
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
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Interest expense-contractual interest	$4.8	$4.8	$14.0	$12.0
Amortization of debt issuance cost	0.6	0.6	1.8	2.2
Accretion of debt discount	0.4	—	0.4	—
Other	0.9	1.0	2.8	2.9
Total interest expense	$6.7	$6.4	$19.0	$17.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
For the three months ended April 1, 2023 and April 2, 2022, the total operating lease costs were $3.2 million and $3.5 million, respectively. For the nine months ended April 1, 2023 and April 2, 2022, the total operating lease costs were $9.7 million and $10.7 million, respectively. Total variable lease costs were immaterial during the three and nine months ended April 1, 2023 and April 2, 2022. The total operating costs were included in cost of revenues, R&D and SG&A in the Company’s Consolidated Statements of Operations.
As of April 1, 2023, the weighted-average remaining lease term was 6.9 years, and the weighted-average discount rate was 4.7%.
For the three months ended April 1, 2023 and April 2, 2022, cash paid for amounts included in the measurement of operating lease liabilities were $2.9 million and $3.8 million, respectively; and operating right-of-use (ROU) assets obtained in exchange of new operating lease liabilities were $0.9 million and $3.9 million, respectively.
For the nine months ended April 1, 2023 and April 2, 2022, cash paid for amounts included in the measurement of operating lease liabilities were $11.1 million and $12.5 million, respectively; and operating ROU assets obtained in exchange of new operating lease liabilities were $3.9 million and $10.3 million, respectively.
The balance sheet information related to the Company’s operating leases is as follows (in millions):

April 1, 2023
Other non-current assets	$40.5
Total operating ROU assets	$40.5

Other current liabilities	$10.1
Other non-current liabilities	29.4
Total operating lease liabilities	$39.5

Future minimum operating lease payments as of April 1, 2023 are as follows (in millions):

Fiscal Years	Operating Leases
Remainder of 2023	$1.8
2024	11.0
2025	8.7
2026	6.5
2027	5.1
Thereafter	13.2
Total lease payments	46.3
Less: Interest	(6.8)
Present value of lease liabilities	$39.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring and Related Charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. On February 1, 2023, the Company approved a restructuring and workforce reduction plan (the FY 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Company’s restructuring charges include severance, benefit and outplacement costs to eliminate a specified number of positions. The Company expects approximately 5% of its global workforce to be affected. The Company anticipates the Plan to be substantially complete by the end of fiscal 2023.

A summary of the activity in the FY 2023 Plan is outlined below (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Beginning of period balance, July 2, 2022	$—	$—	$—
Restructuring and related charges	9.0	1.2	10.2
Cash settlements	(2.7)	—	(2.7)
Non-cash settlements and other adjustments	(0.1)	—	(0.1)
End of period balance, April 1, 2023 (1)	$6.2	$1.2	$7.4
(1)    Included in other current liabilities on the Consolidated Balance Sheets as of April 1, 2023.
Note 14. Income Taxes
The Company recorded an income tax provision of $6.0 million and $28.7 million for the three and nine months ended April 1, 2023, respectively. The Company recorded an income tax provision of $9.4 million and $25.3 million for the three and nine months ended April 2, 2022, respectively.
The income tax provision for the three and nine months ended April 1, 2023 and April 2, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss. The income tax provision for the nine months ended April 2, 2022 includes a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of April 1, 2023 and July 2, 2022, the Company’s unrecognized tax benefits totaled $51.1 million and $49.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $2.8 million accrued for the payment of interest and penalties as of April 1, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the three months ended April 1, 2023, the Company repurchased 2.8 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan. During the nine months ended April 1, 2023, the Company repurchased 5.0 million shares of its common stock for $55.2 million under the 2022 Repurchase Plan. As of April 1, 2023, the Company had remaining authorization of $244.8 million for future share repurchases under the 2022 Repurchase Plan.
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
During the nine months ended April 1, 2023 and April 2, 2022, the Company granted 3.1 million and 2.4 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended April 1, 2023 and April 2, 2022 were estimated to be $42.1 million and $39.8 million, respectively.
During the nine months ended April 1, 2023 and April 2, 2022, the Company granted 0.7 million and 0.4 million, performance-based awards, respectively. In addition, during the nine months ended April 1, 2023, the Company granted an additional 0.1 million shares due to performance-based shares attained over target. There were no performance-based shares attained over target during the nine months ended April 2, 2022. The aggregate grant-date fair value of performance-based awards granted during the nine months ended April 1, 2023 and April 2, 2022 were estimated to be $11.5 million and $7.9 million, respectively. Performance-based awards will generally vest over three to four years based on the attainment of certain performance measures and the employee’s continued service through the vest date.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of April 1, 2023, $73.4 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended April 1, 2023 and April 2, 2022, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Cost of revenues	$1.2	$1.3	$3.6	$4.1
Research and development	2.1	2.1	6.4	6.4
Selling, general and administrative	9.4	9.4	28.8	29.2
Total stock-based compensation expense	$12.7	$12.8	$38.8	$39.7
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of April 1, 2023 and April 2, 2022.
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
As of April 1, 2023, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended April 1, 2023, the Company contributed $0.9 million to the U.K. plan and $3.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Service cost	$—	$—	$—	$0.1
Interest cost	0.7	0.4	2.1	1.2
Expected return on plan assets	(0.4)	(0.4)	(1.2)	(1.3)
Amortization of net actuarial losses	—	0.8	—	2.3
Net periodic benefit cost	$0.3	$0.8	$0.9	$2.3
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $7.9 million related to its defined benefit pension plans during fiscal 2023 to make current benefit payments and fund future obligations. As of April 1, 2023, approximately $4.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 2, 2022.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of April 1, 2023, the Company had standby letters of credit of $11.8 million and performance bonds and other claims of $0.7 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended April 1, 2023 and April 2, 2022, (in millions):

	Three Months Ended		Nine Months Ended
	April 1, 2023	April 2, 2022	April 1, 2023	April 2, 2022
Balance as of beginning of period	$9.4	$10.8	$10.6	$9.7
Provision for warranty	0.3	2.0	1.3	4.6
Utilization of reserve	(0.1)	(1.1)	(1.3)	(2.2)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.2)	(1.0)	(1.2)	(1.4)
Balance as of end of period	$9.4	$10.7	$9.4	$10.7

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
(i) Network Enablement (NE):
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
The following tables present information on the Company’s reportable segments for the three months ended April 1, 2023 and April 2, 2022 (in millions):

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended April 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$121.9	$12.8	$134.7	$70.5	$—	$205.2
Service revenue	27.7	14.9	42.6	—	—	42.6
Net revenue	$149.6	$27.7	$177.3	$70.5	$—	$247.8

Gross profit	$92.8	$19.5	$112.3	$35.7	$(7.0)	$141.0
Gross margin	62.0%	70.4%	63.3%	50.6%		56.9%

Operating income (loss)			$2.5	$25.8	$(30.4)	$(2.1)
Operating margin			1.4%	36.6%		(0.8)%

	Three Months Ended April 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$176.7	$14.5	$191.2	$84.6	$—	$275.8
Service revenue	27.6	12.0	39.6	0.1	—	39.7
Net revenue	$204.3	$26.5	$230.8	$84.7	$—	$315.5

Gross profit	$130.3	$18.3	$148.6	$47.0	$(8.7)	$186.9
Gross margin	63.8%	69.1%	64.4%	55.5%		59.2%

Operating income			$34.4	$33.3	$(26.9)	$40.8
Operating margin			14.9%	39.3%		12.9%

	Three Months Ended
	April 1, 2023	April 2, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$148.0	$195.6
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(5.9)	(7.4)
Other benefits (charges) unrelated to core operating performance (1)	0.1	(0.1)
GAAP gross profit	$141.0	$186.9

Corporate reconciling items impacting operating (loss) income:
Total segment operating income	$28.3	$67.7
Stock-based compensation	(12.8)	(12.8)
Amortization of intangibles	(8.0)	(9.6)
Change in fair value of contingent liability	1.9	—
Other charges unrelated to core operating performance (1)	(1.3)	(4.5)
Restructuring and related charges	(10.2)	—
GAAP operating (loss) income from continuing operations	$(2.1)	$40.8
(1)    During the three months ended April 1, 2023 and April 2, 2022, other benefits (charges) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended April 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$438.4	$36.9	$475.3	$239.1	$—	$714.4
Service revenue	85.8	42.2	128.0	0.1	—	128.1
Net revenue	$524.2	$79.1	$603.3	$239.2	$—	$842.5

Gross profit	$333.5	$53.8	$387.3	$128.0	$(22.5)	$492.8
Gross margin	63.6%	68.0%	64.2%	53.5%		58.5%

Operating income			$49.8	$91.9	$(71.1)	$70.6
Operating margin			8.3%	38.4%		8.4%

	Nine Months Ended April 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$545.9	$42.6	$588.5	$253.8	$—	$842.3
Service revenue	77.7	36.7	114.4	0.4	—	114.8
Net revenue	$623.6	$79.3	$702.9	$254.2	$—	$957.1

Gross profit	$401.0	$54.4	$455.4	$143.8	$(26.8)	$572.4
Gross margin	64.3%	68.6%	64.8%	56.6%		59.8%

Operating income			$110.7	$104.6	$(78.3)	$137.0
Operating margin			15.7%	41.1%		14.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	April 1, 2023	April 2, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$515.3	$599.2
Stock-based compensation	(3.6)	(4.0)
Amortization of intangibles	(18.7)	(22.7)
Other charges unrelated to core operating performance (1)	(0.2)	(0.1)
GAAP gross profit	$492.8	$572.4

Corporate reconciling items impacting operating income:
Total segment operating income	$141.7	$215.3
Stock-based compensation	(38.8)	(39.7)
Amortization of intangibles	(25.2)	(30.2)
Change in fair value of contingent liability	0.1	(0.3)
Other benefits (charges) unrelated to core operating performance (1)	3.0	(8.2)
Restructuring and related (charges) benefits	(10.2)	0.1
GAAP operating income from continuing operations	$70.6	$137.0
(1)    During the nine months ended April 1, 2023 and April 2, 2022, other benefits (charges) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and nine months ended April 1, 2023 and April 2, 2022 (in millions):

	Three Months Ended
	April 1, 2023			April 2, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$68.5	$14.0	$82.5	$72.5	$14.9	$87.4
Other Americas	14.0	4.0	18.0	17.9	3.5	21.4
Total Americas	$82.5	$18.0	$100.5	$90.4	$18.4	$108.8

Asia-Pacific:
Greater China	$43.5	$1.8	$45.3	$63.9	$1.9	$65.8
Other Asia-Pacific	24.1	6.1	30.2	43.3	5.4	48.7
Total Asia-Pacific	$67.6	$7.9	$75.5	$107.2	$7.3	$114.5

EMEA:
Switzerland	$13.4	$0.1	$13.5	$18.7	$0.1	$18.8
Other EMEA	41.7	16.6	58.3	59.5	13.9	73.4
Total EMEA	$55.1	$16.7	$71.8	$78.2	$14.0	$92.2

Total net revenue	$205.2	$42.6	$247.8	$275.8	$39.7	$315.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	April 1, 2023			April 2, 2022

	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$227.0	$44.6	$271.6	$239.8	$41.1	$280.9
Other Americas	47.4	10.8	58.2	64.3	10.8	75.1
Total Americas	$274.4	$55.4	$329.8	$304.1	$51.9	$356.0

Asia-Pacific:
Greater China	$165.9	$5.7	$171.6	$188.1	$6.8	$194.9
Other Asia	100.8	19.8	120.6	122.4	14.5	136.9
Total Asia-Pacific	$266.7	$25.5	$292.2	$310.5	$21.3	$331.8

EMEA:
Switzerland	$42.2	$0.3	$42.5	$43.4	$0.3	$43.7
Other EMEA	131.1	46.9	178.0	184.3	41.3	225.6
Total EMEA	$173.3	$47.2	$220.5	$227.7	$41.6	$269.3

Total net revenue	$714.4	$128.1	$842.5	$842.3	$114.8	$957.1

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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the third quarter, we continued to experience a constrained demand outlook and inflationary pressures. Weakness in service provider and network equipment manufacturer spending continues to create headwinds for our NE segment. Demand for anti-counterfeiting is softening driven by fiscal tightening as central banks continue to normalize currency printing from elevated levels during the pandemic, creating pressure on OSP revenues.

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

Restructuring plan
On February 1, 2023, the Company approved a restructuring and workforce reduction plan (the Plan) intended to reduce costs and better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected. The Company anticipates the Plan to be substantially complete by the end of fiscal 2023.
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

•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications; and,

•Continuous productivity improvement in Operations, Research & Development (R&D) and Selling, General and Administrative (SG&A).

Recent Global Events

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between China and the US, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Moreover, international conflict has resulted in increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions; inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; increased risk of cybersecurity attacks; and general market instability, all of which could adversely impact our financial results. As a result of the restrictions on exports to Russia, we suspended transactions in the region effective February 2022, which has negatively impacted our business. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in region. We are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions due to risks and uncertainties, including the ongoing geopolitical instability as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains. The impact on our future operations and results remains uncertain.

COVID-19 Pandemic Update
While the Covid pandemic has abated and normal business operations have largely resumed, events have led, at times, to slowdowns in shipping and commercial activities. Through lingering economic turbulence, there continue to be periodic shipping and logistics challenges and continued supply chain constraints, shortages and delays, along with inflationary pricing pressures. While the Company expects that all of this could have a negative impact to its sales and its results of operations, the Company is not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions.

Financial Highlights
Third quarter fiscal 2023 results included the following notable items:
• Net revenue of $247.8 million, down $67.7 million or 21.5% year-over-year.
• GAAP operating margin of (0.8)%, down 1,370 bps year-over-year.
• Non-GAAP operating margin of 11.4%, down 1,010 bps year-over-year.
• GAAP EPS of $(0.07), down $0.15 or 187.5% year-over-year.
• Non-GAAP EPS of $0.08, down $0.14 or 63.6% year-over-year.
A reconciliation of Non-GAAP financial measures to GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Operating (Loss) Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$(2.1)	(0.8)%	$40.8	12.9%	$70.6	8.4%	$137.0	14.3%
Stock-based compensation	12.8	5.2%	12.8	4.1%	38.8	4.6%	39.7	4.1%
Change in fair value of contingent liability	(1.9)	(0.8)%	—	—%	(0.1)	—%	0.3	—%
Other charges (benefits) unrelated to core operating performance (1)	1.3	0.5%	4.5	1.4%	(3.0)	(0.4)%	8.2	0.9%
Amortization of intangibles	8.0	3.2%	9.6	3.1%	25.2	3.0%	30.2	3.2%
Restructuring and related charges (benefits)	10.2	4.1%	—	—%	10.2	1.2%	(0.1)	—%
Total related to Cost of Revenue and Operating Expenses	30.4	12.2%	26.9	8.6%	71.1	8.4%	78.3	8.2%
Non-GAAP measures	$28.3	11.4%	$67.7	21.5%	$141.7	16.8%	$215.3	22.5%

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
	Net (loss) income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS	Net (loss) income	Diluted EPS
GAAP measures	$(15.4)	$(0.07)	$19.2	$0.08	$25.6	$0.11	$(1.0)	$0.00
Items reconciling GAAP net (loss) income and EPS to non-GAAP net income and EPS:
Stock-based compensation	12.8	0.06	12.8	0.05	38.8	0.17	39.7	0.17
Change in fair value of contingent liability	(1.9)	(0.01)	—	—	(0.1)	—	0.3	—
Other charges (benefits) unrelated to core operating performance (1)	1.3	0.01	4.5	0.02	(3.0)	(0.01)	8.2	0.03
Amortization of intangibles	8.0	0.04	9.6	0.04	25.2	0.11	30.2	0.13
Restructuring and related charges (benefits)	10.2	0.05	—	—	10.2	0.05	(0.1)	—
Non-cash interest expense and other expense (2)	2.6	0.01	6.5	0.03	2.6	0.01	99.2	0.43
Provision for (benefit from) income taxes	0.4	—	(0.6)	—	2.7	0.01	(7.0)	(0.03)
Total related to Net income and EPS	33.4	0.15	32.8	0.14	76.4	0.34	170.5	0.73
Non-GAAP measures	$18.0	$0.08	$52.0	$0.22	$102.0	$0.45	$169.5	$0.73
Shares used in per share calculation for Non-GAAP EPS		225.3		236.8		227.6		232.1
Note: Certain totals may not add due to rounding.
(1)    Other items include charges (benefits) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.
(2)    The Company incurred a loss of $2.2 million for the three and nine months ended April 1, 2023 in connection with the modification of certain 1.00% Senior Convertible Notes. The Company incurred a loss of $6.4M and $98.7M for the three and nine months ended April 2, 2022, respectively, in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes. The Company eliminates this in calculating non-GAAP net income and non-GAAP net income per share, because it believes that in so doing, it can provide investors a clearer and more consistent view of the Company’s core operating performance.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	April 1, 2023	April 2, 2022	Change	Percent Change	April 1, 2023	April 2, 2022	Change	Percent Change
Segment net revenue:
NE	$149.6	$204.3	$(54.7)	(26.8)%	$524.2	$623.6	$(99.4)	(15.9)%
SE	27.7	26.5	1.2	4.5%	79.1	79.3	(0.2)	(0.3)%
OSP	70.5	84.7	(14.2)	(16.8)%	239.2	254.2	(15.0)	(5.9)%
Total net revenue	$247.8	$315.5	$(67.7)	(21.5)%	$842.5	$957.1	$(114.6)	(12.0)%

Amortization of acquired technologies	$5.9	$7.4	$(1.5)	(20.3)%	$18.7	$22.7	$(4.0)	(17.6)%
Percentage of net revenue	2.4%	2.3%			2.2%	2.4%

Gross profit	$141.0	$186.9	$(45.9)	(24.6)%	$492.8	$572.4	$(79.6)	(13.9)%
Gross margin	56.9%	59.2%			58.5%	59.8%

Research and development	$50.8	$54.9	$(4.1)	(7.5)%	$155.3	$159.0	$(3.7)	(2.3)%
Percentage of net revenue	20.5%	17.4%			18.4%	16.6%

Selling, general and administrative	$80.0	$89.0	$(9.0)	(10.1)%	$250.2	$269.0	$(18.8)	(7.0)%
Percentage of net revenue	32.3%	28.2%			29.7%	28.1%

Amortization of other intangibles	$2.1	$2.2	$(0.1)	(4.5)%	$6.5	$7.5	$(1.0)	(13.3)%
Percentage of net revenue	0.8%	0.7%			0.8%	0.8%

Restructuring and related charges (benefits)	$10.2	$—	$10.2	100.0%	$10.2	$(0.1)	$10.3	NM
Percentage of net revenue	4.1%	—%			1.2%	—%

Loss on convertible note settlement	$—	$(6.4)	$6.4	(100.0)%	$—	$(98.7)	$98.7	(100.0)%
Percentage of net revenue	—%	2.0%			—%	10.3%

Loss on convertible note modification	$(2.2)	$—	$(2.2)	100.0%	$(2.2)	$—	$(2.2)	100.0%
Percentage of net revenue	0.9%	—%			0.3%	—%

Interest income and other income, net	$1.6	$0.6	$1.0	166.7%	$4.9	$3.1	$1.8	58.1%
Percentage of net revenue	0.6%	0.2%			0.6%	0.3%

Interest expense	$(6.7)	$(6.4)	$(0.3)	(4.7)%	$(19.0)	$(17.1)	$(1.9)	(11.1)%
Percentage of net revenue	2.7%	2.0%			2.3%	1.8%

Provision for income taxes	$6.0	$9.4	$(3.4)	(36.2)%	$28.7	$25.3	$3.4	13.4%
Percentage of net revenue	2.4%	3.0%			3.4%	2.6%

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
Three months ended April 1, 2023 and April 2, 2022
Net revenue decreased by $67.7 million, or 21.5%, during the three months ended April 1, 2023 compared to the same period a year ago. This decrease was due to revenue decreases from our NE and OSP segments, partially offset by revenue increase in our SE segment.
Product revenues decreased by $70.6 million, or 25.6%, during the three months ended April 1, 2023 compared to the same period a year ago, driven by revenue decreases in all segments.
Service revenues increased by $2.9 million, or 7.3%, during the three months ended April 1, 2023 compared to the same period a year ago. This increase was due to revenue increases from our NE and SE segments.
NE net revenue decreased by $54.7 million, or 26.8%, during the three months ended April 1, 2023 compared to the same period a year ago. This decrease was primarily driven by lower volumes in Field Instruments, Lab & Production and Wireless products compared to the prior year partially offset by PNT revenue not included in the same period a year ago.
SE net revenue increased by $1.2 million, or 4.5%, during the three months ended April 1, 2023 compared to the same period a year ago, primarily due to higher Assurance revenue.
OSP net revenue decreased by $14.2 million, or 16.8%, during the three months ended April 1, 2023 compared to the same period a year ago. This decrease was primarily driven by lower Anti-Counterfeiting and consumer and industrial revenue compared to the same period a year ago.
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

	Three Months Ended				Nine Months Ended
	April 1, 2023		April 2, 2022		April 1, 2023		April 2, 2022
Americas:
United States	$82.5	33.3%	$87.4	27.7%	$271.6	32.2%	$280.9	29.4%
Other Americas	18.0	7.2%	21.4	6.8%	58.2	6.9%	75.1	7.8%
Total Americas	$100.5	40.5%	$108.8	34.5%	$329.8	39.1%	$356.0	37.2%

Asia-Pacific:
Greater China	$45.2	18.3%	$65.8	20.9%	$171.6	20.4%	$194.9	20.4%
Other Asia-Pacific	30.3	12.2%	48.7	15.4%	120.6	14.3%	136.9	14.3%
Total Asia-Pacific	$75.5	30.5%	$114.5	36.3%	$292.2	34.7%	$331.8	34.7%

EMEA:
Switzerland	$13.5	5.5%	$18.8	6.0%	$42.5	5.1%	$43.7	4.6%
Other EMEA	58.3	23.5%	73.4	23.2%	178.0	21.1%	225.6	23.5%
Total EMEA	$71.8	29.0%	$92.2	29.2%	$220.5	26.2%	$269.3	28.1%

Total net revenue	$247.8	100.0%	$315.5	100.0%	$842.5	100.0%	$957.1	100.0%
Net revenue from customers outside the Americas during the three and nine months ended April 1, 2023 represented 59.5% and 60.9% of net revenue, respectively. Net revenue from customers outside the Americas during the three and nine months ended April 2, 2022 represented 65.5% and 62.8% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Gross Margin
Gross margin decreased by 2.3 percentage points during the three months ended April 1, 2023 from 59.2% in the same period a year ago to 56.9% in the current period. The decrease was primarily due to gross margin reduction from our NE and OSP segments, offset by gross margin increase in our SE segment, as discussed below in the Operating Segment Information section.
Gross margin decreased by 1.3 percentage points during the nine months ended April 1, 2023 from 59.8% in the same period a year ago to 58.5% in the current period. The decrease was primarily driven by gross margin reduction in all segments as discussed below in the Operating Segment Information section.
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

Amortization of Acquired Technologies and Other Intangibles
Amortization of acquired technologies and other intangibles decreased $1.6M or 16.7% during the three months ended April 1, 2023 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2022.
Amortization of acquired technologies and other intangibles decreased $5.0M or 16.6% during the nine months ended April 1, 2023 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2022.
Research and Development
R&D expense decreased by $4.1 million, or 7.5%, during the three months ended April 1, 2023 compared to the same period a year ago. This decrease was driven primarily by variable expense reductions and cost efficiencies realized during the period. As a percentage of net revenue, R&D expense increased by 3.1 percentage points during the three months ended April 1, 2023 compared to the same period a year ago.
R&D expense decreased by $3.7 million or 2.3%, during the nine months ended April 1, 2023 compared to the same period a year ago. This decrease was driven primarily by variable expense reductions and cost efficiencies realized during the period. As a percentage of net revenue, R&D expense increased by 1.8 percentage points during the nine months ended April 1, 2023 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $9.0 million, or 10.1%, during the three months ended April 1, 2023 compared to the same period a year ago. This decrease was primarily due to fair value adjustment of contingent consideration related to acquisitions and variable expense reductions. As a percentage of net revenue, SG&A increased 4.1 percentage points during the three months ended April 1, 2023 compared to the same period a year ago.

SG&A expense decreased by $18.8 million, or 7.0%, during the nine months ended April 1, 2023 compared to the same period a year ago. This decrease was primarily due to the reversal of the U.K. pension accrued liability, lower commission expense and outside service expenses. As a percentage of net revenue, SG&A increased 1.6 percentage points during the nine months ended April 1, 2023 compared to the same period a year ago.
Restructuring and related charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. On February 1, 2023, the Company approved a restructuring and workforce reduction plan (the FY 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected with approximately $25.0 million of annual savings and anticipates to be substantially complete by the end of fiscal 2023.

During the three and nine months ended April 1, 2023, the Company recorded restructuring charges of $10.2 million related to the FY 2023 Plan. The restructuring charges include severance, benefit and outplacement costs to eliminate a specified number of positions. Refer to “Note 13. Restructuring and Related Charges” for more information.

Loss on convertible note settlement
During the three months ended April 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 1.75% Senior Convertible Notes due 2023 and 1.00% Senior Convertible Notes due 2024. The Company paid $64.7 million in cash in exchange for $23.2 million principal amount of the 2023 Notes and $26.8 million principal amount of the 2024 Notes. The Company recorded a loss of $6.4 million in connection with the transactions.
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
Loss on convertible note modification
During the three months ended April 1, 2023, the Company exchanged $127.5 million principal value of its 1.00% Senior Convertible Notes due 2024 for $132.0 million principal value of its 1.625% Senior Convertible Notes due 2026. The Company incurred $4.2 million of issuance costs related to the modification, of which $2.2 million of the issuance costs were recorded as loss on convertible note modification on the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million was capitalized within long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.

Interest income and other income, net

Interest income and other income, net, was $1.6 million during the three months ended April 1, 2023 compared to $0.6 million during the same period a year ago. This $1.0 million increase was primarily driven by higher interest income during the current period offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.

Interest income and other income, net, was $4.9 million during the nine months ended April 1, 2023 compared to $3.1 million during the same period a year ago. This $1.8 million increase was primarily driven by higher interest income offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $0.3 million, or 4.7%, during the three months ended April 1, 2023 compared to the same period a year ago. This increase was primarily driven by the accretion of debt discount on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023.

Interest expense increased by $1.9 million, or 11.1%, during the nine months ended April 1, 2023 compared to the same period a year ago. This increase was primarily driven by full nine month interest expense on the Senior Notes due 2029 in the current period as a result of the issuance in September 2021 offset by lower interest expense on our convertible notes as a result of convertible notes settlement transactions during September 2021, November 2021, March 2022 and June 2022.
Provision for Income Taxes
We recorded an income tax provision of $6.0 million and $28.7 million for the three and nine months ended April 1, 2023, respectively. We recorded an income tax provision of $9.4 million and $25.3 million for the three and nine months ended April 2, 2022, respectively.
The income tax provision for the three and nine months ended April 1, 2023 and April 2, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss. The income tax provision for the nine months ended April 2, 2022 includes a $8.1 million tax benefit recognized upon the statute of limitations on a transfer pricing reserve in a non-US jurisdiction.

The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of April 1, 2023, and July 2, 2022, our unrecognized tax benefits totaling $51.1 million and $49.7 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $2.8 million accrued for the payment of interest and penalties as of April 1, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Operating Segment Information
Information related to our operating segments were as follows, (in millions):

	Three Months Ended				Nine Months Ended
	April 1, 2023	April 2, 2022	Change	Percentage Change	April 1, 2023	April 2, 2022	Change	Percentage Change
Network Enablement
Net revenue	$149.6	$204.3	$(54.7)	(26.8)%	$524.2	$623.6	$(99.4)	(15.9)%
Gross profit	92.8	130.3	(37.5)	(28.8)%	333.5	401.0	(67.5)	(16.8)%
Gross margin	62.0%	63.8%			63.6%	64.3%

Service Enablement
Net revenue	$27.7	$26.5	$1.2	4.5%	$79.1	$79.3	$(0.2)	(0.3)%
Gross profit	19.5	18.3	1.2	6.6%	53.8	54.4	(0.6)	(1.1)%
Gross margin	70.4%	69.1%			68.0%	68.6%

Network and Service Enablement
Net revenue	$177.3	$230.8	$(53.5)	(23.2)%	$603.3	$702.9	$(99.6)	(14.2)%
Operating income	2.5	34.4	(31.9)	(92.7)%	49.8	110.7	(60.9)	(55.0)%
Operating margin	1.4%	14.9%			8.3%	15.7%

Optical Security and Performance
Net revenue	$70.5	$84.7	$(14.2)	(16.8)%	$239.2	$254.2	$(15.0)	(5.9)%
Gross profit	35.7	47.0	(11.3)	(24.0)%	128.0	143.8	(15.8)	(11.0)%
Gross margin	50.6%	55.5%			53.5%	56.6%
Operating income	25.8	33.3	(7.5)	(22.5)%	91.9	104.6	(12.7)	(12.1)%
Operating margin	36.6%	39.3%			38.4%	41.1%
Network Enablement
During the three months ended April 1, 2023, NE gross margin decreased by 1.8 percentage points from 63.8% in the same period a year ago to 62.0% in the current period due to lower volumes.
During the nine months ended April 1, 2023, NE gross margin decreased by 0.7 percentage points from 64.3% in the same period a year ago to 63.6% in the current period due to lower volumes.
Service Enablement
During the three months ended April 1, 2023, SE gross margin increased by 1.3 percentage points from 69.1% in the same period a year ago to 70.4% in the current period. This increase was primarily due to higher volumes and improved product mix.
During the nine months ended April 1, 2023, SE gross margin decreased by 0.6 percentage points from 68.6% in the same period a year ago to 68.0% in the current period. This decrease was primarily due to lower volumes.

Network and Service Enablement
During the three months ended April 1, 2023, NSE operating margin decreased by 13.5 percentage points from 14.9% in the same period a year ago to 1.4% in the current period. This decrease in operating margin was primarily driven by lower volumes.
During the nine months ended April 1, 2023, NSE operating margin decreased by 7.4 percentage points from 15.7% in the same period a year ago to 8.3% in the current period. This decrease in operating margin was primarily driven by lower volumes.
Optical Security and Performance Products
During the three months ended April 1, 2023, OSP gross margin decreased by 4.9 percentage points from 55.5% in the same period a year ago to 50.6% in the current period. This decrease was primarily due to unfavorable manufacturing variances and startup costs at our Chandler facility and lower volume.
During the nine months ended April 1, 2023, OSP gross margin decreased by 3.1 percentage points from 56.6% in the same period a year ago to 53.5% in the current period. This decrease was primarily due to unfavorable manufacturing variances and startup costs at our Chandler facility and lower volume.
OSP operating margin decreased by 2.7 percentage points during the three months ended April 1, 2023 from 39.3% in the same period a year ago to 36.6% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
OSP operating margin decreased by 2.7 percentage points during the nine months ended April 1, 2023 from 41.1% in the same period a year ago to 38.4% in the current period. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.

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
•While the principal payment obligations of our 1.00% Senior Convertible Notes due 2024, our 1.75% Senior Convertible Notes due 2023, 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) are substantial and there are covenants that restrict our debt level and credit facility capacity, we may be able to incur substantially more debt;
•Issuance or repurchase of debt or equity securities, which may include open market purchases of our 2023 Notes, 2024 Notes, 2026 Notes and/or 2029 Notes prior to their maturity or of our common stock;
•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Quarterly Report on Form 10-Q.
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents consist mainly of investments in institutional money market funds, short-term deposits held at major global financial institutions, and similar short duration instruments. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of April 1, 2023, U.S. subsidiaries owned approximately 47.2% of our cash and cash equivalents, short-term investments and restricted cash.
As of April 1, 2023, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended April 1, 2023, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of April 1, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $169.4 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Nine Months Ended April 1, 2023
As of April 1, 2023, our combined balance of cash and cash equivalents and restricted cash increased by $20.4 million to $593.2 million from $572.8 million as of July 2, 2022.

During the nine months ended April 1, 2023, Cash provided by operating activities was $90.6 million, consisting of net income of $25.6 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) which totaled $106.6 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $41.6 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued payroll and related expenses of $35.1 million, a decrease in accrued expenses and other current and non-current liabilities of $27.3 million, an increase in inventory of $20.0 million, a decrease in accounts payable of $13.3 million, a decrease in deferred revenue of $6.3 million and a decrease in income taxes payable of $6.2 million. These were partially offset by a decrease in accounts receivable of $47.6 million and a decrease in other current and non-current assets of $19.0 million.
During the nine months ended April 1, 2023, Cash used in investing activities was $105.3 million, primarily related to $64.4 million used for acquisitions, $43.7 million used for capital expenditures and $0.7 million for a purchase price adjustment related to business acquisition, offset by $3.5 million proceeds from sales of assets.
During the nine months ended April 1, 2023, Cash provided by financing activities was $29.3 million, primarily resulting from $118.0 million proceeds from the issuance of 2026 Senior Convertible Notes and $7.9 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were offset by $73.9 million cash paid to repurchase common stock under our share repurchase program, $11.4 million in withholding tax payments on the vesting of restricted stock awards, $7.4 million in other payments, primarily acquisition related and $3.9 million for payments of debt issuance costs.

Share Repurchase Program
In September 2022 the Board of Directors authorized a new stock repurchase plan (“2022 Repurchase Plan”) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the three months ended April 1, 2023, the Company repurchased 2.8 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan. During the nine months ended April 1, 2023, the Company repurchased 5.0 million shares of its common stock for $55.2 million under the 2022 Repurchase Plan. As of April 1, 2023, the Company had remaining authorization of $244.8 million for future share repurchases under the 2022 Repurchase Plan.
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
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2023.
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

Pension and Other Post-Retirement Benefits
We sponsor significant pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. We are also responsible for the non-pension post-retirement benefit obligation (PBO) assumed from a past acquisition. All of these plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The U.K. plan is fully funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of April 1, 2023, our pension plans were under-funded by $57.4 million since the PBO exceeded the fair value of plan assets. Similarly, we had a liability of $0.4 million related to our non-pension post-retirement benefit plan. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of April 1, 2023, the fair value of plan assets had increased approximately 2.1% since July 2, 2022, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of April 1, 2023.

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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in region. International conflict has resulted in (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results. Moreover, domestically, U.S. political dissension on raising the debt ceiling may increase the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, all of which could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.

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
•Changing market and economic conditions, including the impacts due to tariffs, the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, tensions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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
•Inability of an acquisition to further our business strategy as expected or overpay for, or otherwise not realize the expected return on our investments;
•Expected earn-outs may not be achieved in the time frame or at the level expected or at all;
•Lack of ability to recognize or capitalize on expected growth, synergies or cost savings;
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

Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, there are five new state privacy laws that go into effect in 2023, the California Privacy Rights Act, expanding the CCPA to provide for certain obligations with respect to California employee’s sensitive personal data and an expansion of rights, including the right to limit, correct and request deletion of certain sensitive personal data, the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, and a number of other states are considering similar laws. In addition, a federal privacy bill, called the American Data Privacy and Protection Act was recently published. The new state privacy laws and proposed federal law will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.

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

The issuance of our 1.00% Senior Convertible Notes due 2024, our 1.75% Senior Convertible Notes due 2023, our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2023, 2024 and 2026 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of April 29, 2023, we had 1,784 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended April 1, 2023 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
January 1 - January 28, 2023	—	—	—	274.8
January 29 - February 25, 2023	—	—	—	274.8
February 26 - April 1, 2023	2.8	$10.79	2.8	244.8
Total	2.8		2.8
(1) Share repurchases for the three months ended April 1, 2023 were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
On May 1, 2023, the Compensation Committee (the "Committee") of our Board of Directors (the “Board”) approved the Viavi Solutions Inc. Section 16 Officer Incentive Compensation Plan (the "Section 16 Incentive Plan"). All Section 16 officers including our named executive officers are eligible to participate in the Section 16 Incentive Plan. Participants in the Section 16 Incentive Plan will be eligible to earn cash incentive awards through the achievement of performance targets to be established by the Committee each year. The degree of performance achievement will determine the amount of each award earned relative to the participant's target amount, which generally will be a percentage of base salary. Participants in the Section 16 Incentive Plan generally must be employed on the date the cash incentive awards are actually paid in order to receive payment. We expect to adopt an annual cash incentive program under the Section 16 Incentive Plan for each fiscal year following adoption of the Section 16 Incentive Plan consistent with the terms as described above.

A copy of the Section 16 Incentive Plan is attached as Exhibit 10.1 hereto and is incorporated herein by reference. The foregoing description of the Section 16 Incentive Plan does not purport to be complete and is qualified in its entirety by reference to such exhibit.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
10.1	Viavi Solutions Inc. Section 16 Officer Incentive Compensation Plan				X
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2023	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)