Form 10-K
period 2023-07-01
VIAVI SOLUTIONS INC.
filed 2023-08-17
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended July 1, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with a new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b).☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December  31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.3 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 29, 2023, the Registrant had 221,495,490 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of July 1, 2023 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended July 1, 2023 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
•Our research and development plans and investments and the expected impact of such plans on our financial performance;
•Our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions between China and the U.S., and the ongoing military conflict between Russia and Ukraine, on our business, operations and financial results.
Management cautions that forward-looking statements are based on current expectations and assumptions and are subject to risks and uncertainties that could cause our actual results to differ materially from those projected in such forward-looking statements. These forward-looking statements are only predictions and are subject to risks and uncertainties including those set forth in Part I, Item 1A “Risk Factors” and elsewhere in this Annual Report on Form 10-K and in other documents we file with the U.S. Securities and Exchange Commission. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Forward-looking statements are made only as of the date of this Report and subsequent facts or circumstances may contradict, obviate, undermine or otherwise fail to support or substantiate such statements. We are under no duty to update any of the forward-looking statements after the date of this Form 10-K to conform such statements to actual results or changes in our expectations.

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring, and assurance solutions for communications service providers (CSPs), hyperscalers, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help customers harness the power of instruments, automation, intelligence and virtualization. VIAVI is also a leader in light management technologies for 3D sensing, for the anti-counterfeiting, consumer electronics, industrial, automotive, government and aerospace applications.
To serve our markets, we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:
•Market leadership in physical and virtualized test and measurement instruments and assurance systems with the opportunity to grow market share;
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
Our solutions address lab and production environments, field deployment and service assurance for wireless and wireline networks, including computing and storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by major network equipment manufacturers (NEMs), operators and service providers worldwide.
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
Our AvComm products are a global leader in test and measurement (T&M) instrumentation for communication and safety in the government, aerospace and military markets.  AvComm solutions encompass a full spectrum of instrumentation, which include turnkey systems, stand-alone instruments and modular components that provide customers with highly reliable, customized, innovative and cost-effective testing tools and resilient Positioning, Navigation and Timing (PNT) solutions for critical infrastructure serving military and civilian applications.
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
Customers
NE customers include CSPs, NEMs, government organizations and large corporate customers, such as major telecom, mobility and cable operators, chip and infrastructure vendors, storage-device manufacturers, storage-network and switch vendors, radio and avionics commercial companies, original equipment manufacturers (OEMs), state and federal agencies, utilities, law enforcement, military contractors and the armed forces and deployed private enterprise customers. Our customers include América Móvil, AT&T Inc., Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Cisco Systems, Inc., Nokia Corporation, British Telecom Openreach, Deutsche Telekom AG and Verizon Communications Inc.
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
Our assurance solutions let carriers remotely monitor the performance and quality of network, service and applications performance throughout the entire network. This provides our customers with enhanced network management, control, and optimization that allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, help to make necessary repairs faster and, as a result, lower costs while providing higher quality and more reliable services. Remote monitoring decreases operating expenses, while early detection helps increase uptime, preserve revenue, and helps operators better monetize their networks.
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
Offerings
Our SE solutions are embedded network systems, including instruments, microprobes and software that collect and analyze network data to reveal the actual customer experience and identify opportunities for new revenue streams and network optimization. These solutions provide our customers enhanced network management, control, optimization and differentiation and a complete service assurance platform for mobile communications, providing operators with network performance, inventory, configuration and fault management solutions through artificial intelligence driven key performance indicator analysis. Our customers are able to access and analyze the growing amount of network data from a single console, simplifying the process of deploying, provisioning and managing network equipment and services. These capabilities allow network operators to initiate service to new customers faster, decrease the need for technicians to make on-site service calls, and help to make necessary repairs faster, which lowers costs while providing higher quality and more reliable services.
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
The increase in demand for 5G services will be increasingly supported by automation and associated artificial intelligence and machine learning, which will further enable enterprise requirements for private 5G as well as numerous use cases such as remote working and energy efficiency. Such increases in demand for pervasive on-premise/off-premise services will further drive the need for cybersecurity. Further adoption of 5G will require optical fiber upgrades and buildouts driven by traditional CSPs as well as enterprise networks. Hyperscale service providers have become significant drivers of technology innovation, including optical fiber up to 800GbE. The scale and complexity of these technology shifts are also challenging service providers to rearchitect their networks, becoming more virtualized, and optimized based on real-time intelligence. We believe these investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere” leading to potential new business opportunities for VIAVI.
Existing network infrastructure that is not otherwise being upgraded is also expected to be modernized with new cable and access technologies. Cable providers are investing in DOCSIS 3.1 to enhance existing cable networks while DSL copper lines are being upgraded to GFast. Many operators have decided to run existing legacy networks by deploying superior technologies or continuing to run such networks until they are no longer operable and then replacing them with new optical fiber. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.

The convergence of network technologies requires significant investments from both traditional carriers and cloud service providers. While traditional services providers, in recent years, have continued to consolidate to gain scale, and capital spending in physical networks has been declining, it also creates additional opportunities as service providers deploy NE products and solutions to improve average revenue per user (ARPU) metrics by reducing the need for physical customer service visits through faster installation and repair completion. In addition, the new cloud service providers and virtualized networks create new NSE opportunities. We believe our NSE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology and products, as well as customer installed base.
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell technologies for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
Our technologies targeting anti-counterfeiting applications include Optical Variable Pigment (OVP®) and Optical Variable Magnetic Pigment (OVMP®). OVP enables color-shifting effects, and OVMP enables depth and motion effects in addition to color-shifting effects. Both OVP and OVMP are formulated into inks used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today.
Other OSP product lines include custom color solutions and spectral sensing. Custom color solutions include innovative special effects pigments for the automotive market. Spectral sensing solutions include handheld and process miniature near infrared spectrometers for pharmaceutical, agriculture, food, feed, and industrial applications.
Markets
Our OSP segment delivers overt and covert technologies to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP also produces precise, high-performance, optical thin-film coatings and light shaping optics capabilities for a variety of applications including, for example, optical filters and Engineered Diffusers, marketed under the trademark “Engineered Diffusers®”, for 3D sensing applications.
Customers
OSP customers include SICPA Holding SA Company (SICPA), STMicroelectronics Holding N.V., Lockheed Martin Corporation and Seiko Epson Corporation.
We have a strategic alliance with SICPA to market and sell our OVP and OVMP product lines for banknote anti-counterfeiting applications worldwide. Sales of these products to SICPA generated approximately 10% of our net revenue from continuing operations during fiscal 2021, 2022 and 2023. A material reduction in sales, or loss of the relationship with SICPA, may harm our business and operating results as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves in a timely manner. For additional information please see the Risk Factor entitled “We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales” under Item 1A “Risk Factors,” and “Note 19. Operating Segments and Geographic Information” of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Consumer Electronics and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our Engineered Diffusers shape light emitted for 3D sensing applications and also enhance eye safety. We provide multicavity and linear variable optical filters on a variety of substrates for applications, including thermal imaging, spectroscopy and pollution monitoring. We also develop and manufacture miniature handheld and process near infrared spectrometers that leverage our linear variable optical filters for use in applications for agriculture, pharmaceutical and other markets.
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
Industry Trends
For nearly 75 years, OSP has developed and deployed capabilities that alter how the light is transmitted, reflected, and absorbed, enabling a range of mission critical and high-volume optical solutions.
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
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, industrial, government and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments for a variety of applications. Other areas for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smartphone sensors. OSP also develops, manufactures and sells a line of miniature hand-held spectrometers with applications in the agriculture, healthcare and defense markets.
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

Manufacturing
As of July 1, 2023, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, Mexico, the United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable intellectual property cross-licensing agreements. As of July 1, 2023, we own 956 U.S. patents and 1,892 foreign patents and have 1,155 patent applications pending throughout the world. The average age of the patents we hold is 8.9 years, which is younger than the midpoint of the average 20-year life of a patent.
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
For our OSP business, given our exposure to the consumer market, namely our 3D sensing products into the smartphone market, OSP revenue is expected to be seasonally higher in the first and second fiscal quarter followed by seasonal demand declines in the third and fourth fiscal quarters.
Human Capital Management
The VIAVI culture is made up of the diverse contributions of our approximately 3,600 employees worldwide (as of July 1, 2023) representing more than 30 self-identified nationalities working across 30 countries. VIAVI is committed to promoting and maintaining a diverse and inclusive work environment and offering equal opportunities to everyone. We seek to empower our employees to learn and develop their skills to accelerate their career and to attract best-in-class talent. The CEO and the SVP of Human Resources are responsible for the development of our People Strategy and execute on this with the support of the Executive Management Team. We regularly update and partner with the Compensation Committee of the Board of Directors on human capital matters. Employee experience continues to be an important focus of our People Strategy, including implementing automation to increase efficiency in our business processes, manager and employee self-service for transactions and advanced reporting for organizational insight. In addition, we launched a new learning management system to allow for micro-learning in the flow of work. Our next phase will include improving our approach to measuring employee sentiment and drivers for engagement.

Business Values & Standards
The VIAVI business values articulate the internal cultural identity of VIAVI employees and provide a shared understanding of expectations across the Company. They represent the principles that will help guide us to achieve our objectives globally and the desired operating environment of the employees and management. VIAVI is committed to respecting human rights and acknowledges the fundamental principles contained in the Universal Declaration of Human Rights, the tenets of the United Nations Guiding Principles on Business and Human Rights, and core International Labor Organization Conventions to the extent they are applicable and important to our business. We are a member of the Responsible Business Alliance, which further strengthens our efforts and commitment.
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
VIAVI has long been committed to ensuring that all individuals have an equal opportunity to enjoy a fair, safe and productive work environment – regardless of age, ancestry, race, color, mental or physical disability or medical condition, gender, gender identity, gender expression, genetic information, family or marital status, registered domestic partner status, military and veteran status, race, religious creed, language, national origin, citizenship status, sex (including pregnancy, childbirth, breastfeeding and any related medical conditions), sexual orientation, socio-economic status, or any other protected category under applicable law. We seek to embrace, encourage, and celebrate our employees’ differences and what makes them unique.
Talent Development
Our talent development offerings provide relevant and useful learning resources for our employees, managers, and leaders that invite a growth mindset and create an appetite for lifelong learning.
We seek to drive talent conversations at all levels, which is complemented by Everyday Development, our performance management check-in process. Check-ins ensure that employees are being coached and supported throughout the year with relevant and timely discussions on expectations, feedback, and development. Both managers and employees have a role to play to ensure that they are connected to the activities that drive our business forward. Our employees can expect to engage regularly with their manager, and to have their support to accelerate their performance and development.
Our global Leadership Development Program has now reached over 70% of our leaders in fiscal 2023. We introduced advanced leadership concepts this year, enabling our participants to connect globally and cross functionally while advancing their skills.

We continue to provide guidance and best practices in hybrid working for our employees and managers, which are supported by our Flexible Work policy.

The early-in-career rotation programs for engineers and sales talent continue. Our diverse and global program participants are supported by a mentor and their manager to coach them as they take on exciting new technical challenges. We believe their program experiences will unleash innovation and creativity for our organization while enabling our long-term talent pipeline.

Technical talent thought leadership is a continued focus at our annual Technology Council event for engineering talent.

We are encouraged that VIAVI employees exhibit commitment to their ongoing career development, with 70% of our individual contributors building the professional and technical skills they need to advance their careers.

Our employees regularly participate in mandatory training courses covering data privacy, cybersecurity, health and safety as well as the prevention of sexual harassment in the workplace, each achieving over 99% compliance by employees.
Talent Rewards
Our compensation and benefits programs are designed to recognize our employees' individual performance and contributions to our business results, including competitive base salaries and variable pay for all employees, share-based equity award grants, health and welfare benefits, time-off, development programs and training, and opportunities to give back to our communities. We provide talent rewards that are competitive in the marketplace. We support equal pay for equal work, pay transparency as well as all federal anti-discrimination laws applicable to employment, including those within Title VII of the Civil Rights Act.
Health and Safety
VIAVI is committed to maintaining an inclusive, supportive, safe and healthy work environment where our employees can thrive. We demand strict compliance with all applicable health and safety regulations, offer robust training to our employees on health and safety matters, maintain controls and proper disposal of hazardous materials and track workplace incidents and injuries. We maintain and regularly update emergency and disaster recovery plans.
The success of our Safety program is demonstrated by our best-in-class Total Recordable Injury Rate (TRIR) of only 0.13 injuries per 100 full-time workers per year.

Environmental, Social and Governance Matters
We believe that serving our stakeholders, including our stockholders, customers, suppliers, employees, communities and the environment, drives commercial success and that implementing environmental, social and governance (ESG) practices makes our business more sustainable. We take immense pride in the progress we are making within our ESG initiatives. VIAVI is committed to transparency in its environmental practices, and we publicly report our key environmental metrics. VIAVI continues to focus on energy efficiency, both in our products and business practices – which has resulted in a significant reduction of our carbon footprint over the years. Our annual ESG report can be found at www.viavisolutions.com/esg.
Information Security
Information security is the responsibility of our Information Security team, overseen by our Chief Information Security Officer. Our enterprise risk management program considers cybersecurity risks alongside other company risks, and our enterprise risk professionals consult with company subject matter experts to gather information necessary to identify cybersecurity risks, and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk. We leverage a combination of the National Institute of Standards and Technology Cybersecurity Framework, International Organization for Standardization and Center for Internet Security best practice standards to measure our security posture and manage risk.

Our information security practices include development, implementation, and improvement of policies and procedures to safeguard information and ensure availability of critical data and systems. Our Information Security team conducts annual information security awareness training for employees involved in our systems and processes that handle customer data and audits of our systems and enhanced training for specialized personnel. We also conduct semi-annual cyber awareness training and run tabletop exercises to simulate a response to a cybersecurity incident, and use the findings to improve our practices, procedures, and technologies. Our Incident Response Plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage.

Our program further includes review and assessment by external, independent third-parties, who assess and report on our internal incident response preparedness and help identify areas for continued focus and improvement. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident. In the last fiscal three years, we have not experienced any material information security breach incidences and the expenses we have incurred from information security breach incidences were immaterial. This includes penalties and settlements, of which there were none.

As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risk. Our Audit Committee has established a Cybersecurity Steering Committee consisting of three independent directors, Laura Black (who serves as Chair of the Cybersecurity Steering Committee), Douglas Gilstrap and Joanne Solomon, as well as our Chief Information Officer, our Chief Information Security Officer and other members of our management representing a variety of teams and functions including legal, finance, and internal audit. Members of our Cybersecurity Steering Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks.
The purpose of the Cybersecurity Steering Committee is to oversee our compliance with reasonable and appropriate organizational, physical, administrative and technical measures designed to protect the integrity, security and operations of our information technology systems, transactions, and data owned by us, by providing guidance and oversight of our information technology and cybersecurity program.
The Cybersecurity Steering Committee generally meets on a quarterly basis and generally delivers reports and updates to the Audit Committee at each scheduled Audit Committee meeting. The Audit Committee or, at the Audit Committee’s instruction, the Cybersecurity Steering Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. Our full Board reviews cybersecurity related opportunities as they relate to our business strategy, and cybersecurity-related matters are also factored into business continuity planning.

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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May of 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. This could have an adverse impact on our revenues in region. International conflict has resulted in (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results. Moreover, domestically, U.S. political dissension on raising the debt ceiling may increase the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, all of which could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.

The COVID-19 pandemic has and may continue to adversely affect how we and our customers are operating our businesses.

The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which led, at times, to slowdowns in shipping and commercial activities.

The lingering impacts of the COVID-19 pandemic may continue to adversely affect the financial markets in many countries. In addition, the emergence of new and potentially more contagious variants of the virus, new shutdowns or quarantines, and the resulting staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner, may negatively impact manufacturing or shipment of our products and hence adversely affect our results of operations and financial conditions.

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
•Changing market and economic conditions, including the impacts due to tariffs, the ongoing conflict between Russia and Ukraine, tensions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
•Ability of our customers, partners, manufacturers and suppliers to purchase, market, sell, manufacture and/or supply our products and services, including as a result of disruptions arising from supply chain constraints;
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

These factors have caused considerable strain on our execution capabilities and customer relations. We have seen and could continue to see periodic difficulty responding to customer delivery expectations for some of our products, and yield and quality problems, particularly with some of our new products and higher volume products which could require additional funds and other resources to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged, and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.
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
If domestic and global economic conditions worsen, including as a result of pricing and inflationary pressures, overall spending on 5G infrastructure, 3D sensing and other developing technologies may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to such technologies may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in these markets.
Our growth and ability to serve a significant portion of these markets is subject to many factors including our success in implementing our business strategy as well as market adoption and expansion of 5G infrastructure, 3D sensing and other applications for consumer electronics. We cannot assure you that we will be able to serve a significant portion of these markets and the growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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
•Inability of an acquisition to further our business strategy as expected or overpay for, or otherwise not realize the expected return on, our investments;
•Expected earn-outs may not be achieved in the time frame or at the level expected or at all;
•Lack of ability to recognize or capitalize on expected growth, synergies or cost savings;
•Insufficient net revenue to offset increased expenses associated with acquisitions;
•Potential loss of key employees of the acquired companies;
•Difficulty in forecasting revenues and margins;
•Adverse public health developments, epidemic disease or pandemics in the countries in which we operate or our customers are located, including regional quarantines restricting the movement of people or goods, reductions in labor supply or staffing, the closure of facilities to protect employees, including those of our customers, disruptions to global supply chains and both our and our suppliers’ ability to deliver materials and products on a timely or cost-effective basis, shipment, acceptance or verification delays, the resulting overall significant volatility and disruption of financial markets, and economic instability affecting customer spending patterns; and
•Inadequate internal control procedures and disclosure controls to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or poor integration of a target company’s or business’s procedures and controls.

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
•Incur amortization expenses related to certain intangible assets; and
•Acquire, assume, or become subject to litigation related to the acquired businesses or assets.
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

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are generally at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have in the past experienced, and could continue to experience changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face new and unanticipated difficulties in attracting, retaining and motivating employees in connection with the change of our headquarters to Chandler, Arizona. As remote work has become more available the competition for highly qualified talent has intensified. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
The spread of COVID-19 affected the manufacturing and shipment of goods globally. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants could adversely impact our business along with delays in shipment of our products as well as increased logistics costs.
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
On May 16, 2019, Huawei Technologies Co. Ltd. and 68 designated non-U.S. affiliates (collectively, Huawei) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. Certain products of VIAVI are subject to the restrictions; however, the impact is not expected to be material to our overall operations.
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
Due to the ongoing conflict between Russia and Ukraine, the U.S., E.U. and U.K. have broadened restrictions on exports to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. Sales in the region are not material to our total consolidated revenues or net income and we are not aware of any specific event or circumstances that would require an update to the estimates or judgments or a revision of the carrying value of assets or liabilities at this time. However, these estimates may change, as new events occur and additional information becomes available. Actual results may differ materially from these estimates, assumptions or conditions due to risks and uncertainties, including the ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, and the impact on our future operations and results in the region remains uncertain.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may harm our business.
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Further, there are a number of new state privacy laws that have gone into effect in 2023, the California Privacy Rights Act, expanding the CCPA to provide for certain obligations with respect to California employee’s sensitive personal data and an expansion of rights, including the right to limit, correct and request deletion of certain sensitive personal data, the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act and the Connecticut Data Privacy Act, and a number of other states have passed laws that will go into effect in the next few years, including Tennessee, Montana, Indiana and Iowa and many more that are considering similar laws. The new state privacy laws will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.
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
Information Security, Technology and Intellectual Property Risks
Our business and operations could be adversely impacted in the event of a failure of information technology infrastructure of ours, our suppliers, customers, vendors or our service providers.
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. The internet has experienced increasingly sophisticated and damaging threats in the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. It is also becoming more common for these attacks to leverage previously unknown vulnerabilities. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.

We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are regularly targeted by bad actors and have been subject to damages from computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks or to detect attacks that occur will be successful.
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
We are subject to various federal, state and foreign laws and regulations, including those governing pollution, protection of human health, the environment and recently, those restricting the presence of certain substances in electronic products as well as holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, are often complex and are subject to frequent changes. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all environmental laws and regulations, and as appropriate or required, that our component suppliers also comply with such laws and regulations. If we fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.
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

Our business is subject to evolving regulations and expectations with respect to environmental, social and governance matters that could expose us to numerous risks.

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s proposed climate-related reporting requirements. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be subject to risks related to climate change, natural disasters and catastrophic events.
We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters is located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility resulting in production stoppage, due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.

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

The issuance of our 1.00% Senior Convertible Notes due 2024, our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2024 and 2026 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern the Notes and the agreement that governs our secured credit facility contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of July 29, 2023, we had 1,747 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended July 1, 2023 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
April 2 - April 29, 2023	—	—	—	$244.8
April 30- May 27, 2023	0.3	$9.74	0.3	$242.2
May 28 - July 1, 2023	0.7	$10.02	0.7	$234.8
Total	1.0		1.0
(1) Share repurchases made under our 2022 Repurchase Plan for up to $300 million of our common stock, which was announced September 11, 2022. Refer to “Note 15. Stockholders' Equity” of Item 8 for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2018 and ending June 2023 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$300
$250
$200
$150
$100
$50
$0
6/2018
6/2019
6/2020
6/2021
6/2022
6/2023
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 6/30/18 in stock or index.

	6/2018	6/2019	6/2020	6/2021	6/2022	6/2023
VIAVI	$100.00	$129.79	$122.07	$170.61	$127.83	$110.64
S&P 500	$100.00	$110.42	$115.19	$169.29	$150.97	$178.66
Nasdaq Composite	$100.00	$107.78	$132.70	$200.58	$153.53	$191.93
Nasdaq Telecommunications	$100.00	$117.72	$137.47	$190.00	$201.30	$214.56
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the period ended July 1, 2023. Unless otherwise noted, all references herein for the years 2023, 2022,and 2021 represent the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year to year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report that have been prepared in accordance with accounting principles generally accepted in the United States of America. Our actual results could differ materially from those discussed in the forward-looking statements.
OVERVIEW
We are a global provider of network test, monitoring, and assurance solutions for communications service providers (CSPs), hyperscalers, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help these customers harness the power of instruments, automation, intelligence, and virtualization. VIAVI is also a leader in light management technologies for 3D sensing for the anti-counterfeiting, consumer electronics, industrial, automotive, government and aerospace applications.

To serve our markets, we operate the following business segments:

•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).
During fiscal 2023, we experienced a constrained demand outlook and continued inflationary pressures. Weakness in CSP and NEM spending created headwinds for our NE segment. Softening demand for anti-counterfeiting driven by fiscal tightening as central banks continue to normalize currency printing from elevated levels during the pandemic created pressure on OSP revenues. Despite the slowdown in overall service provider spend, some service providers have begun to free up funds for network maintenance and optimization, which benefits VIAVI’s NSE business segment.

Any prolonged disruption of manufacturing of our products, commerce and related activity or significant decrease in demand for our products could materially and adversely affect our results of business, operations, and financial conditions.
Our financial results and long-term growth model will continue to be driven by revenue growth, non-GAAP operating income, non-GAAP operating margin, non-GAAP diluted earnings per share (EPS) and cash flow from operations. We believe these key operating metrics are useful to investors because management uses these metrics to assess the growth of our business and the effectiveness of our marketing and operational strategies.

Looking Ahead to 2024
As we look forward to the year ahead, our focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers in 5G Wireless, Fiber, 3D Sensing and Resilient Position, Navigation and Timing (PNT). We will continue to focus on executing against our strategic priorities highlighted during our September 2022 Analyst Day Event such as our plans to:

• Defend and consolidate leadership in core business segments;
• Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
• Extend VIAVI technologies and platforms into adjacent markets and applications; and
• Continue productivity improvement in Operations, Research & Development (R&D) and Selling, General and Administrative (SG&A).
FINANCIAL HIGHLIGHTS
Our fiscal 2023 results included the following notable items:
•Net revenues of $1.1 billion, down $186.3 million or 14.4% year-over-year
•GAAP operating margin of 7.4%, down 690 bps year-over-year
•Non-GAAP operating margin of 15.6%, down 660 bps year-over-year
•GAAP Diluted EPS of $0.11, up $0.04 or 57.1% year-over-year
•Non-GAAP Diluted EPS of $0.55, down $0.40 or 42.1% year-over-year
In fiscal 2023, VIAVI experienced a constrained demand outlook and end market volatility. Net revenue of $1.1 billion, down $186.3 million or 14.4%, demonstrated the challenging macro-economic environment faced by our NE and OSP segments.
VIAVI's fiscal 2023 GAAP operating margin of 7.4% was down 690 bps compared to fiscal 2022 due to the decline in revenues, partially offset by lower operating expenses. Non-GAAP operating margin of 15.6% decreased 660 basis points largely due to a decline in revenue partially offset by lower operating expenses.
GAAP Diluted EPS of $0.11 increased 57.1%, or $0.04, from fiscal 2022 largely due to the loss incurred in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes in fiscal 2022. Non-GAAP Diluted EPS of $0.55 decreased 42.1% or $0.40 from a record of $0.95 in fiscal 2022 due to the decline in revenues.
In fiscal 2023, we generated $114.1 million in operating cash flow and deployed $51.1 million or 4.6% of revenues towards capital expenditures. We further improved our balance sheet by retiring the remaining 1.75% 2023 Senior Convertible Notes and partially exchanging the 1.0% 2024 Senior Convertible Notes at comparable terms into 1.625% 2026 Senior Convertible Notes. We continued to execute our capital allocation strategy by deploying $72.3 million towards acquisitions and also repurchasing 7.3 million shares of our common stock for $83.9 million.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Years Ended
	July 1, 2023		July 2, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$82.4	7.4%	$185.0	14.3%
Stock-based compensation	51.2	4.7%	52.3	4.1%
Change in fair value of contingent liability	(4.5)	(0.4)%	0.3	—%
Other (benefits) charges unrelated to core operating performance(1)	(2.0)	(0.2)%	9.6	0.7%
Amortization of intangibles	33.3	3.0%	39.7	3.1%
Restructuring and related charges (benefits)	12.1	1.1%	(0.1)	—%
Total related to Cost of Revenue and Operating Expenses	90.1	8.2%	101.8	7.9%
Non-GAAP measures	$172.5	15.6%	$286.8	22.2%

	Years Ended
	July 1, 2023		July 2, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$25.5	$0.11	$15.5	$0.07
Items reconciling GAAP net income and EPS to non-GAAP net income and EPS:
Stock-based compensation	51.2	0.23	52.3	0.22
Change in fair value of contingent liability	(4.5)	(0.02)	0.3	—
Other (benefits) charges unrelated to core operating performance(1)	(2.0)	(0.01)	9.6	0.04
Amortization of intangibles	33.3	0.15	39.7	0.17
Restructuring and related charges (benefits)	12.1	0.05	(0.1)	—
Non-cash interest expense and other expense (2)	3.9	0.02	102.2	0.43
Benefit from income taxes	5.2	0.02	5.8	0.02
Total related to Net income and EPS	99.2	0.44	209.8	0.88
Non-GAAP measures	$124.7	$0.55	$225.3	$0.95
Shares used in per share calculation for Non-GAAP EPS		226.6		238.2
(1) Other items include (benefits) charges unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, transformational initiatives such as site consolidations, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.
(2) The Company incurred a loss of $2.2 million for the twelve months ended July 1, 2023 in connection with the modification of certain 1.00% Senior Convertible Notes. The Company incurred a loss of $101.8M for the twelve months ended July 2, 2022 in connection with the repurchase of certain 1.00% and 1.75% Senior Convertible Notes. The Company eliminates this in calculating non-GAAP net income and non-GAAP EPS, because it believes that in so doing, it can provide investors a clearer and more consistent view of the Company’s core operating performance.
Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represent its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities and certain investing expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities.

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
The non-GAAP adjustments described in this report are excluded by the Company from its GAAP financial measures because the Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance. The non-GAAP adjustments are outlined below.
 Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, equipment and intangibles that have been identified for disposal but remained in use until the date of disposal, (ii) workforce related charges such as severance, retention bonuses and employee relocation costs related to formal restructuring plans, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) changes in fair value of contingent consideration liabilities and (vii) other charges unrelated to our core operating performance comprised mainly of acquisition related transaction costs, integration costs related to acquired entities, litigation and legal settlements and other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations, and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
Non-cash interest expense and other expense: The Company excludes certain investing expenses and non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, in calculating non-GAAP net income and non-GAAP EPS.
Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as the utilization of net operating losses where valuation allowances were released, intra-period tax allocation benefit and the tax effect for amortization of non-tax deductible intangible assets, in calculating non-GAAP net income and non-GAAP EPS.
Non-GAAP financial measures are not in accordance with, preferable to, or an alternative for, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to non-GAAP operating income is operating income. The GAAP measure most directly comparable to non-GAAP operating margin is operating margin. The GAAP measure most directly comparable to non-GAAP net income is net income. The GAAP measure most directly comparable to non-GAAP EPS is earnings per share. The Company believes these GAAP measures alone are not fully indicative of its core operating expenses and performance and that providing non-GAAP financial measures in conjunction with GAAP measures provides valuable supplemental information regarding the Company’s overall performance.

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the results of operations for the fiscal year ended July 1, 2023 and July 2, 2022 and year-to-year comparisons between such fiscal years. Discussions of the year-to-year comparisons between the fiscal year ended July 2, 2022 and July 3, 2021, that are not included in this Annual Report on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 2, 2022.
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Segment net revenue:
Network Enablement	63.0%	65.4%	62.3%
Service Enablement	9.4	8.0	7.6
Optical Security and Performance	27.6	26.6	30.1
Net revenue	100.0	100.0	100.0
Cost of revenues	40.0	37.9	37.6
Amortization of acquired technologies	2.2	2.3	2.8
Gross profit	57.8	59.8	59.6
Operating expenses:
Research and development	18.7	16.5	16.9
Selling, general and administrative	29.7	28.3	28.2
Amortization of other intangibles	0.8	0.7	2.8
Restructuring and related charges (benefits)	1.2	—	(0.1)
Total operating expenses	50.4	45.5	47.8
Income from operations	7.4	14.3	11.8
Loss on convertible note settlement	—	(7.9)	—
Loss on convertible note modification	(0.2)	—	—
Interest and other income, net	0.7	0.4	0.3
Interest expense	(2.4)	(1.8)	(1.2)
Income before income taxes	5.5	5.0	10.9
Provision for income taxes	3.2	3.8	5.3
Net income	2.3%	1.2%	5.6%

Financial Data for Fiscal 2023, 2022 and 2021
The following table summarizes selected Consolidated Statement of Operations items (in millions, except for percentages):

	2023	2022	Change	Percent Change	2022	2021	Change	Percent Change
Segment net revenue:
NE	$697.5	$845.8	$(148.3)	(17.5)%	$845.8	$746.6	$99.2	13.3%
SE	103.7	103.3	0.4	0.4%	103.3	91.3	12.0	13.1%
OSP	304.9	343.3	(38.4)	(11.2)%	343.3	361.0	(17.7)	(4.9)%
Net revenue	$1,106.1	$1,292.4	$(186.3)	(14.4)%	$1,292.4	$1,198.9	$93.5	7.8%

Amortization of acquired technologies	$24.6	$30.0	$(5.4)	(18.0)%	$30.0	$33.2	$(3.2)	(9.6)%
Percentage of net revenue	2.2%	2.3%			2.3%	2.8%

Gross profit	$638.8	$773.5	$(134.7)	(17.4)%	$773.5	$714.4	$59.1	8.3%
Gross margin	57.8%	59.8%			59.8%	59.6%

Research and development	$206.9	$213.2	$(6.3)	(3.0)%	$213.2	$203.0	$10.2	5.0%
Percentage of net revenue	18.7%	16.5%			16.5%	16.9%

Selling, general and administrative	$328.7	$365.7	$(37.0)	(10.1)%	$365.7	$337.5	$28.2	8.4%
Percentage of net revenue	29.7%	28.3%			28.3%	28.2%

Amortization of intangibles	$8.7	$9.7	$(1.0)	(10.3)%	$9.7	$33.3	$(23.6)	(70.9)%
Percentage of net revenue	0.8%	0.7%			0.7%	2.8%

Restructuring and related charges (benefits)	$12.1	$(0.1)	$12.2	NM	$(0.1)	$(1.6)	$1.5	(93.8)%
Percentage of net revenue	1.2%	—%			—%	(0.1)%

Loss on convertible note settlement	$—	$(101.8)	$101.8	NM	$(101.8)	$—	$(101.8)	NM
Percentage of net revenue	—%	(7.9)%			(7.9)%	—%

Loss on convertible note modification	$(2.2)	$—	$(2.2)	NM	$—	$—	$—	—%
Percentage of net revenue	(0.2)%	—%			—%	—%

Interest and other income, net	$7.6	$5.2	$2.4	46.2%	$5.2	$3.3	$1.9	57.6%
Percentage of net revenue	0.7%	0.4%			0.4%	0.3%

Interest expense	$(27.1)	$(23.3)	$(3.8)	16.3%	$(23.3)	$(14.7)	$(8.6)	58.5%
Percentage of net revenue	(2.5)%	(1.8)%			(1.8)%	(1.2)%

Provision for income taxes	$35.2	$49.6	$(14.4)	(29.0)%	$49.6	$63.3	$(13.7)	(21.6)%
Percentage of net revenue	3.2%	3.8%			3.8%	5.3%

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
Fiscal 2023 and 2022
If currency exchange rates had been constant in fiscal 2023 and 2022, our consolidated net revenue in “constant dollars” would have increased by approximately $23.0 million, or 2.1% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2023 and 2022, our consolidated operating expenses in “constant dollars” would have increased by approximately $17.5 million, or 1.6% of net revenue.
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
Fiscal 2023 and 2022
Net revenue decreased $186.3 million, or 14.4%, during fiscal 2023 when compared to fiscal 2022. This decrease was primarily driven by lower volumes in NE and OSP, partially offset by an increase in SE.
Product revenues decreased $199.4 million, or 17.6%, during fiscal 2023 when compared to fiscal 2022, driven by volume decline in all segments.
Service revenues increased $13.1 million, or 8.3%, during fiscal 2023 when compared to fiscal 2022. This increase was primarily due to increased support revenue from our NSE segment, offset by a declines in our OSP segment.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of 5G technology at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks.

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
Revenue by Region
We operate in three geographic regions, including the Americas, Asia-Pacific and Europe Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where our product is initially shipped. For example, certain customers may request shipment of our product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	July 1, 2023		July 2, 2022		July 3, 2021
Americas:
United States	$362.9	32.8%	$388.9	30.1%	$330.0	27.5%
Other Americas	75.2	6.8%	96.8	7.5%	85.6	7.2%
Total Americas	$438.1	39.6%	$485.7	37.6%	$415.6	34.7%

Asia-Pacific:
Greater China	$210.9	19.1%	$256.4	19.8%	$277.0	23.1%
Other Asia-Pacific	166.6	15.0%	205.3	15.9%	133.5	11.1%
Total Asia-Pacific	$377.5	34.1%	$461.7	35.7%	$410.5	34.2%

EMEA:	$290.5	26.3%	$345.0	26.7%	$372.8	31.1%

Total net revenue	$1,106.1	100.0%	$1,292.4	100.0%	$1,198.9	100.0%
Net revenue from customers outside the Americas for fiscal 2023, represented 60.4% of net revenue, a decrease of 2.0% year-over-year. This decrease is due to larger declines in revenues from Asia-Pacific and EMEA compared to the decline in the Americas. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues for fiscal 2023 decreased $5.4 million, or 18.0%, to $24.6 million from $30.0 million in fiscal 2022. This decrease is primarily due to intangible assets becoming fully amortized in fiscal 2022 offset by amortization of intangibles acquired through current year acquisitions.
Gross Margin
Gross margin in fiscal 2023 declined 2.0% to 57.8% from 59.8% in fiscal 2022. This decrease was primarily driven by lower volume and product mix.
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
Research and Development
R&D expense decreased $6.3 million, or 3.0%, during fiscal 2023 compared to fiscal 2022. This decrease was primarily driven by variable expense reductions. As a percentage of net revenue, R&D increased 2.2% during fiscal 2023 when compared to fiscal 2022.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased $37.0 million, or 10.1%, in fiscal 2023 compared to fiscal 2022. This decrease was driven by the reversal of the U.K. pension accrued liability, fair value adjustment of contingent consideration related to acquisitions, lower commission expense, variable pay and outside service expenses. As a percentage of net revenue, SG&A increased 1.5% in fiscal 2023 when compared to 2022.
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
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses for fiscal 2023 decreased $1.0 million, or 10.3%, to $8.7 million from $9.7 million in fiscal 2022. This decrease is primarily due to intangible assets becoming fully amortized in fiscal 2022 offset by amortization of intangibles acquired through current year acquisitions.
Acquired In-Process Research and Development
In accordance with authoritative guidance, we recognize acquired in-process research and development (IPR&D) at fair value as of the acquisition date, and subsequently account for it as an indefinite-lived intangible asset until completion or abandonment of the associated R&D efforts. We periodically review the stage of completion and likelihood of success of each IPR&D project. The nature of the efforts required to develop IPR&D projects into commercially viable products principally relates to the completion of all planning, designing, prototyping, verification and testing activities that are necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

Restructuring and Related Charges
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During the second quarter of fiscal 2023, Management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected. We estimate annualized gross cost savings of approximately $28.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Plan. Refer to “Note 13. Restructuring and Related Charges” for more information.
As of July 1, 2023, our total restructuring accrual was $5.8 million. During fiscal 2023, we recorded charges and other adjustments of $12.1 million related to the Fiscal 2023 Plan. Restructuring charges consisting of severance, benefit and outplacement costs were recorded to the Restructuring and related charges (benefits) line within our Consolidated Statements of Operations. These charges are primarily the result of the following:
i.The first phase of the Fiscal 2023 Plan impacted all segments and corporate functions. The Company anticipates this phase of the Fiscal 2023 Plan to be substantially complete by the end of the first quarter of fiscal 2024.
ii.     The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment. The Company anticipates this phase of the Fiscal 2023 Plan to be substantially complete by the end of the second quarter of fiscal 2024.
We estimate future cash payments of $6.0 million under the Fiscal 2023 Plan during fiscal 2024, funded by operating cash flow. Future charges under the Fiscal 2023 Plan are not expected to be material.

During fiscal 2022 and 2021, the Company recorded a benefit related to other restructuring actions of $0.1 million and $1.6 million, respectively.
Loss on Convertible Note Modification
During fiscal 2023, the Company exchanged $127.5 million principal value of its 1.00% Senior Convertible Notes due 2024 for $132.0 million principal value of its 1.625% Senior Convertible Notes due 2026 and issued $118.0 million principal value of its 1.625% Senior Convertible Notes due 2026 for cash. The Company incurred $4.2 million of issuance costs related to the transaction, of which $2.2 million of the issuance costs were recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million was capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.
Loss on Convertible Note Settlement
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
Interest and Other Income, Net
Interest and other income, net was $7.6 million in fiscal 2023 as compared to $5.2 million in fiscal 2022. This $2.4 million increase was primarily driven by higher interest income offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased $3.8 million, or 16.3%, during fiscal 2023 compared to fiscal 2022. This increase was primarily driven by full year interest expense on the Senior Notes due 2029 in the current period as a result of the issuance in September 2021 and the accretion of debt discount on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023 offset by lower interest expense on our convertible notes as a result of convertible notes settlement transactions during fiscal 2022.

Provision for Income Tax
We recorded an income tax provision of $35.2 million for fiscal 2023. The expected tax provision derived by applying the federal statutory rate to our income before income taxes for fiscal 2023 differed from the income tax expense recorded primarily due to valuation allowances in addition to withholding taxes, foreign tax rates higher than the federal statutory rate and the U.S. inclusion of foreign earnings.

Based on a jurisdiction-by-jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in the U.S., it is more likely than not that our net deferred tax assets will not be realized. During fiscal 2023, the valuation allowance for deferred tax assets increased by $30.7 million which was primarily due to the increase in capitalization of federal research expenditures in the U.S.

The decrease in income tax provision of $14.4 million or 29.0% during fiscal 2023 was due primarily to a reduction in foreign earnings in the current year as compared to the fiscal 2022 foreign earnings and a charge of $13.2 million related to internal intellectual properties restructuring.

We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information (in millions):

	2023	2022	Change	Percentage Change	2022	2021	Change	Percentage Change
NE
Net revenue	$697.5	$845.8	$(148.3)	(17.5)%	$845.8	$746.6	$99.2	13.3%
Gross profit	440.1	543.6	(103.5)	(19.0)%	543.6	474.2	69.4	14.6%
Gross margin	63.1%	64.3%			64.3%	63.5%

SE
Net revenue	$103.7	$103.3	$0.4	0.4%	$103.3	$91.3	$12.0	13.1%
Gross profit	70.1	71.5	(1.4)	(2.0)%	71.5	59.9	11.6	19.4%
Gross margin	67.6%	69.2%			69.2%	65.6%

NSE
Net revenue	$801.2	$949.1	$(147.9)	(15.6)%	$949.1	$837.9	$111.2	13.3%
Operating income	61.2	147.8	(86.6)	(58.6)%	147.8	92.2	55.6	60.3%
Operating margin	7.6%	15.6%			15.6%	11.0%

OSP
Net revenue	$304.9	$343.3	$(38.4)	(11.2)%	$343.3	$361.0	$(17.7)	(4.9)%
Gross profit	158.6	193.6	(35.0)	(18.1)%	193.6	218.1	(24.5)	(11.2)%
Gross margin	52.0%	56.4%			56.4%	60.4%
Operating income	111.3	139.0	(27.7)	(19.9)%	139.0	161.3	(22.3)	(13.8)%
Operating margin	36.5%	40.5%			40.5%	44.7%

Network Enablement
NE net revenue decreased $148.3 million, or 17.5% during fiscal 2023 when compared to fiscal 2022, This decrease was primarily driven by lower volumes in Field Instruments, Lab & Production and Wireless products compared to the prior year partially offset by PNT revenue not included in the same period a year ago.
NE gross margin decreased by 1.2% during fiscal 2023 to 63.1% from 64.3% in fiscal 2022. This decrease was primarily due to lower volumes.
Service Enablement
SE net revenue increased $0.4 million, or 0.4%, during fiscal 2023 when compared to fiscal 2022, primarily due to higher Growth Assurance revenue.
SE gross margin decreased by 1.6% during fiscal 2023 to 67.6% from 69.2% in fiscal 2022. This decrease was primarily due to lower volumes.
Network and Service Enablement
NSE operating margin decreased by 8.0% during fiscal 2023 to 7.6% from 15.6% in fiscal 2022. The decrease in operating margin was primarily driven by lower volumes.
Optical Security and Performance Products
OSP net revenue decreased $38.4 million, or 11.2%, during fiscal 2023 when compared to fiscal 2022. This decrease was primarily driven by lower Anti-Counterfeiting and consumer and industrial revenues.
OSP gross margin decreased by 4.4% during fiscal 2023 to 52.0% from 56.4% in fiscal 2022. This decrease was primarily due to unfavorable manufacturing variances associated with lower volumes and startup costs in our new Arizona facility.
OSP operating margin decreased by 4.0% during fiscal 2023 to 36.5% from 40.5% in fiscal 2022. The decrease in operating margin was primarily due to the aforementioned reduction in gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, funding debt maturities, and execution of purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•While the principal payment obligations of our 1.00% Senior Convertible Notes due 2024, our 1.625% Senior Convertible Notes due 2026, and our 3.75% Senior Notes due 2029 (together the “Notes”) are substantial and there are covenants that restrict our debt level and credit facility capacity, we may be able to incur substantially more debt;
•Issuance or repurchase of debt which may include open market purchases of our 2024 Notes, 2026 Notes and/or 2029 Notes prior to their maturity;
•Issuance or repurchase of our common stock or other equity securities;
•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K.
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of July 1, 2023, U.S. subsidiaries owned approximately 34.7% of our cash and cash equivalents, short-term investments and restricted cash.
As of July 1, 2023, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the twelve months ended July 1, 2023, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of July 1, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $172.5 million, net of outstanding standby letters of credit of $4.1 million.
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
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

Cash Flows Year Ended July 1, 2023
As of July 1, 2023, our combined balance of cash and cash equivalents and restricted cash decreased by $57.2 million to $515.6 million from a balance of $572.8 million as of July 2, 2022.
Cash provided by operating activities was $114.1 million, consisted of net income of $25.5 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation, amortization of debt issuance cost, loss on convertible note modification and accretion and net change in fair value of contingent liabilities), including changes in deferred tax balances which totaled $138.3 million, offset by changes in operating assets and liabilities that used $49.7 million. Changes in our operating assets and liabilities related primarily to a decrease in accrued expenses and other current and non-current liabilities of $47.4 million due primarily to timing in payments of tax withholding and interest coupled with lower manufacturing accruals, a decrease in accrued payroll and related expenses of $25.8 million due primarily to lower commissions and variable pay, an increase in inventories of $10.7 million to meet demand, a decrease in accounts payable of $9.4 million driven by timing of purchases and related payments, a decrease in deferred revenue of $2.1 million due to timing of support billings and project acceptance and a decrease in income taxes payable of $2.0 million. These were partially offset by a decrease in accounts receivable of $37.4 million due to collections outpacing billings and a decrease in other current and non-current assets of $10.3 million.
Cash used in investing activities was $127.1 million, primarily related to $67.3 million used for acquisitions, $51.1 million used for capital expenditures, $13.1 million used for purchases of short-term investments and $0.7 million purchase price adjustment related to business acquisition. These were partially offset by $5.1 million proceeds from sales of assets.
Cash used in financing activities was $50.0 million, primarily resulting from $83.9 million cash paid to repurchase common stock under our share repurchase program, $68.1 million to retire 2023 Senior Convertible Notes upon maturity, $11.8 million in withholding tax payments on the vesting of restricted stock awards, $7.8 million payment of acquisition related contingent consideration and obligations and $4.3 million in other payments, primarily payments of debt issuance costs. These were partially offset by $118.0 million proceeds from the issuance of 2026 Senior Convertible Notes and $7.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Material Contractual and Material Cash Obligations
The following summarizes our contractual obligations at July 1, 2023, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$4.3	$1.0	$0.9	$0.9	$1.5
Debt:
2029 3.75% Senior Notes (1)	400.0	—	—	—	400.0
2026 1.625% Senior Convertible Notes (1)	250.0	—	250.0	—	—
2024 1.00% Senior Convertible Notes (1)	96.4	96.4	—	—	—
Estimated interest payments	111.8	20.5	38.4	30.4	22.5
Purchase obligations(2)	124.0	41.7	79.0	2.3	1.0
Operating lease obligations(3)	46.2	10.3	16.6	9.6	9.7
Non-cancelable leaseback obligations(2)	26.0	3.0	6.2	5.9	10.9
Royalty payment	1.5	0.8	0.7	—	—
Pension and post-retirement benefit payments(4)	58.8	9.2	12.4	11.8	25.4
Total	$1,119.0	$182.9	$404.2	$60.9	$471.0
(1) Refer to “Note 11. Debt” for more information.
(2) Refer to “Note 18. Commitments and Contingencies” for more information.
(3) Refer to “Note 12. Leases” for more information.
(4) Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $124.0 million of purchase obligations as of July 1, 2023, $42.1 million are related to inventory and the other $81.9 million are non-inventory items.
As of July 1, 2023, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
Share Repurchase Program
During fiscal 2023 we repurchased 7.3 million shares of our common stock outstanding for $83.9 million pursuant to our 2019 and 2022 Share Repurchase Plans. As of July 1, 2023, the Company had remaining authorization of $234.8 million for future share repurchases under the 2022 Repurchase Plan.
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
As of July 1, 2023, the U.K. plan is fully funded. During fiscal 2023, we (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.0 million or approximately $1.2 million, while in fiscal 2022, we contributed £1.0 million or approximately $1.3 million to the U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.

As of July 1, 2023, our German pension plans, which were initially established as unfunded or “pay-as-you-go” plans, were underfunded by $55.0 million since the Pension Benefit Obligation (PBO) exceeded the fair value of plan assets. We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.2 million and $7.9 million per annum.

We also are responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition with a liability of $0.4 million.
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
For our Pension accounting, significant judgment is required in actuarial assumption used when establishing the discount rate for the net periodic cost and the projected benefit obligation (PBO) calculations. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $4.0 million based upon data as of July 1, 2023.

Goodwill is recognized and initially measured as the excess of the purchase price paid over the net fair value of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. The Company tests goodwill at the reporting unit level for impairment during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired.

First, we assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we conduct a quantitative goodwill impairment test comparing the fair value of the applicable reporting unit with its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount of goodwill exceeds the fair value.

As part of the annual impairment test, the Company performed a quantitative assessment of goodwill impairment for all reporting units.
The Company estimated the fair value of each reporting unit by applying a combination of the income approach and the market approach. The income approach used discounted future cash flows in which sales, operating income and cash flow projections were based on assumptions driven by current economic conditions. In developing these assumptions, we relied on various factors including operating results, business plans, economic projections, anticipated future cash flows, and other market data. The market approach was based on trading multiples of companies comparable to each reporting unit and analysis of recent sales of comparable entities. We corroborated the fair value estimates by comparing the sum of the fair values of the reporting units and corporate net assets to VIAVI’s market capitalization as of the valuation date.
The Company believes the assumptions used in the goodwill impairment test were reasonable, but future changes in the underlying assumptions could occur due to the inherent uncertainty in making such estimates. Further declines in the Company’s operating results due to challenging economic conditions, an unfavorable industry or macroeconomic development or other adverse changes in market conditions could change one of the key assumptions the Company used in the goodwill impairment assessment, which could result in a further decline in fair value and require the Company to record an impairment charge in future periods.
Based on our testing, the fair value of each of the Company’s reporting units was at least two times the carrying value, and therefore no impairment was identified.

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
As of July 1, 2023, we had forward contracts that were effectively closed but not settled with the counterparties by year end. The fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets as of July 1, 2023, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near year end and had minimal value as of July 1, 2023 and a fair value of $0.1 million which is reflected in Other current liabilities on the Consolidated Balance Sheets as of July 2, 2022. As of July 1, 2023 and July 2, 2022, the notional amounts of the forward contracts that we held to purchase foreign currencies were $87.5 million and $119.1 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $19.3 million and $80.5 million, respectively.
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
As of July 1, 2023, the Company’s short-term investments of $14.6 million were comprised of a 30-day term deposit of $13.1 million and trading securities related to the deferred compensation plan of $1.5 million, of which $0.1 million was invested in debt securities, $1.2 million was invested in equity securities and $0.2 million was invested in money market instruments.
Debt
The fair value of our 2029 Notes is subject to interest rate risk while the fair values of our 2024 and 2026 Notes are subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2024 and 2026 Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price in the case of convertible notes affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations.
Based on quoted market prices, as of July 1, 2023, the fair value of the 2024 Notes was $95.6 million, the fair value of the 2026 Notes was $262.7 million and the fair value of the 2029 Notes was $341.8 million. The carrying value of the 2024 Notes was $96.2 million, the carrying value of the 2026 Notes was $235.0 million and the carrying value of the 2029 Notes was $394.5 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of July 1, 2023 and July 2, 2022, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows, for each of the three years in the period ended July 1, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 1, 2023 and July 2, 2022, and the results of its operations and its cash flows for each of the three years in the period ended July 1, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of July 1, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Changes in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for convertible debt instruments as of July 3, 2021.

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

Revenue Recognition – Identifying and Evaluating Performance Obligations in Certain Customer Contracts in the Network Enablement and Service Enablement Reportable Segments

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,106.1 million of revenue for the year ended July 1, 2023 of which $697.5 million and $103.7 million related to the Network Enablement and Service Enablement segments, respectively. The Company’s revenue recognition is determined by management through the following steps: 1) identification of the contract with a customer; 2) identification of the performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue when (or as) the performance obligations are satisfied. Certain of the Company’s contracts with customers include performance obligations consisting of a variety of products and services and may involve a significant level of integration and interdependency between performance obligations. Identifying and evaluating whether products and services are considered distinct performance obligations may require significant management judgment, particularly in the Network Enablement and Service Enablement reportable segments due to the nature of the product and service offerings.

The principal considerations for our determination that performing procedures relating to revenue recognition – identifying and evaluating performance obligations in certain customer contracts in the Network Enablement and Service Enablement reportable segments is a critical audit matter are the significant judgment by management in identifying and evaluating performance obligations, which in turn led to a high degree of auditor judgment and effort in performing procedures and evaluating audit evidence obtained related to whether such performance obligations were appropriately identified and evaluated by management.

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
August 17, 2023

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Revenues:
Product revenue	$936.1	$1,135.5	$1,051.4
Service revenue	170.0	156.9	147.5
Total net revenue	1,106.1	1,292.4	1,198.9
Cost of revenues:
Product cost of revenue	364.9	421.3	391.7
Service cost of revenue	77.8	67.6	59.6
Amortization of acquired technologies	24.6	30.0	33.2
Total cost of revenues	467.3	518.9	484.5
Gross profit	638.8	773.5	714.4
Operating expenses:
Research and development	206.9	213.2	203.0
Selling, general and administrative	328.7	365.7	337.5
Amortization of other intangibles	8.7	9.7	33.3
Restructuring and related charges (benefits)	12.1	(0.1)	(1.6)
Total operating expenses	556.4	588.5	572.2
Income from operations	82.4	185.0	142.2
Loss on convertible note settlement (Note 11)	—	(101.8)	—
Loss on convertible note modification (Note 11)	(2.2)	—	—
Interest and other income, net	7.6	5.2	3.3
Interest expense	(27.1)	(23.3)	(14.7)
Income before income taxes	60.7	65.1	130.8
Provision for income taxes	35.2	49.6	63.3
Net income	$25.5	$15.5	$67.5

Net income per share:
Basic	$0.11	$0.07	$0.30
Diluted	$0.11	$0.07	$0.29

Shares used in per-share calculations:
Basic	224.6	230.9	228.7
Diluted	226.6	238.2	236.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Net income	$25.5	$15.5	$67.5
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	18.8	(76.1)	61.5
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during period	(0.3)	0.1	—
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains arising during period	2.0	13.9	4.1
Amortization of actuarial (gains) losses	(0.1)	2.9	3.1
Net change in accumulated other comprehensive income (loss)	20.4	(59.2)	68.7
Comprehensive income (loss)	$45.9	$(43.7)	$136.2

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	July 1, 2023	July 2, 2022
ASSETS
Current assets:
Cash and cash equivalents	$506.5	$559.9
Short-term investments	14.6	1.4
Restricted cash	4.5	3.6
Accounts receivable, net	231.2	260.9
Inventories, net	116.1	110.1
Prepayments and other current assets	72.1	69.2
Total current assets	945.0	1,005.1
Property, plant and equipment, net	243.0	228.9
Goodwill, net	455.2	387.6
Intangibles, net	58.6	54.2
Deferred income taxes	87.0	86.3
Other non-current assets	61.7	65.8
Total assets	$1,850.5	$1,827.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.2	$58.3
Accrued payroll and related expenses	50.5	76.0
Deferred revenue	78.6	81.0
Accrued expenses	21.2	29.3
Short-term debt	96.2	68.4
Other current liabilities	49.8	56.3
Total current liabilities	343.5	369.3
Long-term debt	629.5	616.5
Other non-current liabilities	186.7	170.4
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at July 1, 2023 and July 2, 2022.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at July 1, 2023 and 226 million shares at July 2, 2022, issued and outstanding	0.2	0.2
Additional paid-in capital	70,427.3	70,370.2
Accumulated deficit	(69,600.7)	(69,542.3)
Accumulated other comprehensive loss	(136.0)	(156.4)
Total stockholders’ equity	690.8	671.7
Total liabilities and stockholders’ equity	$1,850.5	$1,827.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
OPERATING ACTIVITIES:
Net income	$25.5	$15.5	$67.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	36.2	35.7	35.8
Amortization of acquired technologies and other intangibles	33.3	39.7	66.5
Stock-based compensation	51.2	52.3	48.3
Amortization of debt issuance costs and accretion of debt discount	4.2	2.8	2.3
Net change in fair value of contingent liabilities	(4.6)	—	(5.3)
Loss on disposal of long-lived assets	0.9	2.3	0.1
Loss on convertible note debt modification and settlement	2.2	101.8	—
Deferred taxes, net	4.8	(10.5)	0.6
Restructuring	12.1	—	—
Gain on legal settlement	(6.7)	—	—
Other	4.7	2.0	2.8
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	37.4	(18.3)	(15.0)
Inventories	(10.7)	(27.7)	(14.3)
Other current and non-currents assets	10.3	(11.3)	14.9
Accounts payable	(9.4)	(5.6)	7.0
Income taxes payable	(2.0)	(18.2)	18.1
Deferred revenue, current and non-current	(2.1)	13.2	12.3
Accrued payroll and related expenses	(25.8)	3.0	23.1
Accrued expenses and other current and non-current liabilities	(47.4)	1.4	(21.4)
Net cash provided by operating activities	114.1	178.1	243.3

INVESTING ACTIVITIES:
Purchases of short-term investments	(13.1)	—	—
Acquisition of businesses, net of cash acquired	(67.3)	(8.3)	(0.7)
Purchase price adjustment related to business acquisition	(0.7)	—	—
Capital expenditures	(51.1)	(72.5)	(52.1)
Proceeds from the sale of assets	5.1	9.8	4.1
Net cash used in investing activities	(127.1)	(71.0)	(48.7)

FINANCING ACTIVITIES:
Proceeds from issuance of senior notes	118.0	400.0	—
Payment of debt issuance costs	(4.2)	(10.5)	(0.1)
Repurchase and retirement of common stock	(83.9)	(235.9)	(42.2)
Payment of financing obligations	(0.1)	(0.1)	(1.2)
Retirement of convertible notes upon maturity	(68.1)	—	—
Cash paid in convertible note settlement	—	(351.6)	—
Proceeds from exercise of employee stock options and employee stock purchase plan	7.9	7.8	6.6
Withholding tax payment on vesting of restricted stock awards	(11.8)	(14.1)	(17.9)
Proceeds from revolving credit facility	—	150.0	—
Repayment of revolving credit facility	—	(150.0)	—
Payment of acquisition related contingent consideration and obligations	(7.8)	(6.0)	(4.0)
Net cash used in financing activities	(50.0)	(210.4)	(58.8)

Effect of exchange rates on cash, cash equivalents and restricted cash	5.8	(32.3)	25.2
Net (decrease) increase in cash, cash equivalents and restricted cash	(57.2)	(135.6)	161.0
Cash, cash equivalents and restricted cash at beginning of period(1)	572.8	708.4	547.4
Cash, cash equivalents and restricted cash at end of period(2)	$515.6	$572.8	$708.4
Supplemental disclosure of cash flow information
Cash paid for interest	$22.0	$17.9	$12.3
Cash paid for income taxes, net of refunds	$47.5	$77.1	$36.7
(1) These amounts include both current and non-current balances of restricted cash totaling $12.9 million, $10.6 million and $8.4 million as of July 2, 2022, July 3, 2021, and June 27, 2020, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $9.1 million, $12.9 million and $10.6 million as of July 1, 2023, July 2, 2022 and July 3, 2021, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at June 27, 2020	228.3	$0.2	$70,146.1	$(69,347.2)	$(165.9)	$633.2
Net income	—	—	—	67.5	—	67.5
Other comprehensive income	—	—	—	—	68.7	68.7
Shares issued under employee stock plans, net of tax effects	3.0	—	(11.5)	—	—	(11.5)
Stock-based compensation	—	—	48.6	—	—	48.6
Repurchase of common stock	(3.0)	—	—	(42.6)	—	(42.6)
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net income	—	—	—	15.5	—	15.5
Other comprehensive loss	—	—	—	—	(59.2)	(59.2)
Shares issued under employee stock plans, net of tax effects	2.3	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	52.0	—	—	52.0
Repurchase of common stock	(14.8)	—	—	(235.5)	—	(235.5)
Convertible note settlement (Note 11)	10.6	—	141.1	—	—	141.1
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	25.5	—	25.5
Other comprehensive income	—	—	—	—	20.4	20.4
Shares issued under employee stock plans, net of tax effects	2.4	—	(3.9)	—	—	(3.9)
Stock-based compensation	—	—	51.2	—	—	51.2
Repurchase of common stock	(7.3)	—	(0.3)	(83.9)	—	(84.2)
Convertible note modification (Note 11)	—	—	10.1	—	—	10.1
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
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
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s 2023 and 2022 fiscal years were 52-week years ending on July 1, 2023 and July 2, 2022, respectively. The Company’s 2021 fiscal year was a 53-week fiscal year ending on July 3, 2021 as the first quarter of fiscal year 2021 was a 14-week quarter compared to the standard 13-week quarters.
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
Restricted Cash
At July 1, 2023 and July 2, 2022, the Company’s short-term restricted cash balances were $4.5 million and $3.6 million, respectively. The Company’s long-term restricted cash balances, included in Other non-current assets on the Consolidated Balance Sheets, were $4.6 million and $9.3 million as of July 1, 2023 and July 2, 2022, respectively. These balances primarily include interest-bearing investments in bank deposit and money market funds which act as collateral supporting the issuance of standby letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
Investments
The Company’s investments in debt securities are classified as available for sale investments, recorded at fair value. The cost of securities sold is based on the specific identified method. Unrealized gains and losses resulting from changes in fair value on available-for-sale investments, net of tax, are reported as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company periodically reviews investments in debt securities for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for the entire amount of the impairment. If a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into: (i) the portion of the loss related to credit factors, or the credit loss portion; and, (ii) the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is recorded as an allowance to credit loss through Interest and other income, net, in the Consolidated Statement of Operations and the non-credit loss portion is recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets.
The Company’s investments also include fixed term deposits with interest earned recorded as a component of Interest and other income, net, in the Consolidated Statement of Operations.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of July 1, 2023 and July 2, 2022, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of July 1, 2023 and July 2, 2022 consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative (SG&A) expense of the Consolidated Statements of Operations.

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
Operating ROU assets are included in Other non-current assets and lease liabilities are included in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. Lease and non-lease components for all leases are accounted for separately. The Company does not recognize ROU assets and lease liabilities for leases with a lease term of twelve months or less.
Property, Plant and Equipment
Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using a straight-line method, over the estimated useful lives of the assets: building and improvements 5 to 50 years; machinery and equipment 3 to 30 years; and furniture, fixtures, software and office equipment 2 to 10 years.
Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the asset or the remaining lease term.
Demonstration units are amortized using the straight-line method and are Company products used for demonstration purposes for existing and prospective customers. These assets are generally not intended to be sold and have an estimated useful life of 3 to 5 years.
Costs related to software acquired, developed or modified solely to meet the Company’s internal requirements and for which there are no substantive plans to market are capitalized in accordance with the authoritative guidance on accounting for the costs of computer software developed or obtained for internal use. Only costs incurred after the preliminary planning stage of the project and after management has authorized and committed funds to the project are eligible for capitalization. Costs capitalized for computer software developed or obtained for internal use are included in Property, plant and equipment, net, on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the acquisition date. In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value as of the date of acquisition, with the excess of the purchase price over the aggregate fair values recorded as goodwill. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability.
The Company determines the estimated fair values after review and consideration of relevant information, including discounted cash flows, quoted market prices and estimates made by management. The fair value assigned to identifiable intangible assets acquired is based on estimates and assumptions made by management at the time of the acquisition. The Company adjusts the preliminary purchase price allocation, as necessary, during the measurement period of up to one year after the acquisition closing date as it obtains more information as to facts and circumstances existing as of the acquisition date.
Acquisition-related costs are recognized separately from the business combination and are expensed as incurred.
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
Under the quantitative test, the Company compares the fair value of a reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the fair value, not to exceed the carrying amount of the goodwill.

To estimate the fair value of each reporting unit, a combination of the income and market approach is used. The income approach uses discounted future cash flows in which sales, operating income and cash flow projections are based on assumptions driven by current economic conditions. Key assumptions used in the discounted future cash flow model include, but are not limited to, long-term annual growth rates, terminal growth rates, weighted average cost of capital and the Company’s effective tax rate.

The market approach utilizes the Guideline Public Company Method and Guideline Transaction Method to derive fair value. The Guideline Public Company Method determines the fair value of an entity based upon trading multiples calculated using market value of minority interests in publicly-traded companies that are similar to the subject company. The Guideline Transaction Method calculates the fair value of an entity by analyzing recent sales of comparable entities.

Refer to “Note 9. Goodwill” for more information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Intangible Assets
In connection with the Company’s acquisitions, the Company generally recognizes assets for customer relationships, acquired developed technologies, patents, proprietary know-how, trade secrets, in-process research and development (IPR&D) and trademarks and trade names. Finite lived intangible assets are amortized using the straight-line method over the estimated economic useful lives of the assets, which is the period during which expected cash flows support the fair value of such intangible assets. Refer to “Note 10. Acquired Developed Technology and Other Intangibles” for more information.
Long-lived Assets
Long-lived assets, including intangible assets and property and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of any asset or asset group may not be recoverable. Such an evaluation is performed at the lowest identifiable level of cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset or asset group over its estimated fair value. Estimates of future cash flow require significant judgment based on anticipated future operating results, which are subject to variability and change.
Pension and Other Post-retirement Benefits
The funded status of the Company’s retirement-related benefit plans is recognized on the Consolidated Balance Sheets. The funded status is measured as the difference between the fair value of plan assets and the benefit obligation at fiscal year end, the measurement date. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (PBO) and for the non-pension post-retirement benefit plan the benefit obligation is the accumulated post-retirement benefit obligation (APBO). The PBO represents the actuarial present value of benefits expected to be paid upon its employees’ retirement. The APBO represents the actuarial present value of post-retirement benefits attributed to employee services already rendered. Unfunded or partially funded plans, with the benefit obligation exceeding the fair value of plan assets, are aggregated and recorded as a retirement and non-pension post-retirement benefit obligation equal to this excess. The current portion of the retirement-related benefit obligation represents the actuarial present value of benefits payable in the next 12 months in excess of the fair value of plan assets, measured on a plan-by-plan basis. This liability is recorded in Other current liabilities on the Consolidated Balance Sheets.
Net periodic pension cost is recorded in the Consolidated Statements of Operations and includes service cost, interest cost, expected return on plan assets, amortization of prior service cost or credit, and gains or losses previously recognized as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Service cost represents the actuarial present value of participant benefits attributed to services rendered by employees in the current year. Interest cost represents the time value of money cost associated with the passage of time. Gains or losses arise as a result of differences between actual experience and assumptions or as a result of changes in actuarial assumptions. Prior service cost or credit represents the cost of benefit improvements attributable to prior service granted in plan amendments. Gains or losses and prior service cost or credit not recognized as a component of net periodic pension cost in the Consolidated Statements of Operations are recognized as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets, net of tax. Those gains or losses and prior service cost or credit are subsequently recognized as a component of net periodic pension cost pursuant to the recognition and amortization provisions of the authoritative guidance.
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
The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages consider a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as SG&A expense in the Consolidated Statements of Operations.
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
As of July 1, 2023, there were no customer balances that represented 10% or more of the Company’s total accounts receivable, net. As of July 2, 2022, one customer represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2023, 2022 and 2021, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Foreign Currency Forward Contracts
The Company conducts its business and sells its products to customers primarily in North America, Europe, Asia and South America. In the normal course of business, the Company’s financial position is routinely subject to market risks associated with foreign currency rate fluctuations due to balance sheet positions in foreign currencies. The Company evaluates foreign exchange risks and utilizes foreign currency forward contracts to reduce such risks, hedging the gains or losses generated by the re-measurement of significant foreign currency-denominated monetary assets and liabilities. The fair value of these contracts is reflected as other current assets or liabilities and the change in fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The gain or loss from the change in fair value of these foreign currency forward contracts largely offsets the change in fair value of the foreign currency denominated monetary assets or liabilities, which is also recorded as a component of Interest and other income, net in the Consolidated Statements of Operations.
Foreign Currency Translation
VIAVI transacts business in various foreign currencies. In general, the functional currency of our non-US subsidiaries is the country’s local currency. Consequently, the assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense accounts are translated at exchange rates from the prior month end, which are deemed to approximate the exchange rate when the income and expense is recognized. Gains and losses from re-measurement of monetary assets and liabilities that are denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income, net.
Revenue Recognition
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:
•Products: Network Enablement (NE) and Service Enablement (SE) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. NE and SE are collectively referred to as Network and Service Enablement (NSE). The Company’s Optical Security and Performance (OSP) products include proprietary pigments used for optical security and optical filters used in commercial, government and 3D Sensing applications.
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
•Incremental costs of obtaining contracts that would have been recognized within one year or less are recognized as an expense when incurred. These costs are included in SG&A expense in the Consolidated Statements of Operations. The costs of obtaining contracts where the amortization period for recognition of the expense is beyond a year are capitalized and recognized over the revenue recognition period of the original contract.
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
Disaggregation of Revenue
The Company's revenue is presented on a disaggregated basis in the Consolidated Statements of Operations and in “Note 19. Operating Segments and Geographic Information”. This information includes revenue from reportable segments and a break-out of products and services for which the nature and timing of the revenue as characterized above is generally at a point in time and over time, respectively.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.6 million, $3.2 million and $2.7 million in fiscal 2023, 2022 and 2021, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Government Assistance
From time to time the Company will receive government assistance in the form of grants and tax credits in certain jurisdictions, generally recorded as a reduction of R&D expense in the Consolidated Statements of Operations. The Company recorded approximately $4.0 million in the form of R&D credits during fiscal 2023. As of July 1, 2023, the Company had pending receipts of approximately $14.5 million related to government assistance primarily in the U.K. included in Prepayments and other current assets on the Consolidated Balance Sheets.
Stock-Based Compensation
The Company's stock-based compensation includes a combination of time-based restricted stock awards and performance-based awards, stock options, and an Employee Stock Purchase Plan (ESPP).
Restricted stock awards are granted without an exercise price and are converted to shares immediately upon vesting. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. Time-based restricted stock awards will generally vest in annual installments over a period of three to four years subject to the employees’ continuing service to the Company.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and is remeasured each reporting period with subsequent adjustments recognized in the SG&A expense of the Consolidated Statements of Operations. While the Company believes the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.
Asset Retirement Obligations
Asset Retirement Obligations (ARO) are legal obligations associated with the retirement of long-lived assets pertaining to leasehold improvements. These liabilities are initially recorded at fair value and the related asset retirement costs are capitalized by increasing the asset carrying value and ARO by the same amount. Asset retirement costs are subsequently depreciated over the useful lives of the related assets. Subsequent to initial recognition, the Company records period-to-period changes in the ARO liability resulting from the passage of time and revisions to either the timing or the amount of the original estimate of undiscounted cash flows. The Company derecognizes ARO liabilities when the related obligations are settled. As of July 1, 2023, and July 2, 2022, the Consolidated Balance Sheets included ARO balance of $0.5 million in Other current liabilities and $3.8 million and $3.7 million, respectively, in Other non-current liabilities. A summary of the activity in the ARO accrual is outlined below (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended July 1, 2023	$4.2	$0.3	$(0.3)	$0.1	$—	$4.3
Year ended July 2, 2022	$3.7	$0.8	$(0.4)	$0.1	$—	$4.2

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

The Company adopted ASU 2020-06 effective the first quarter of fiscal 2022, on a full retrospective basis. The elimination of the separation model for the convertible debt instruments reclassified the equity components of the Company’s Senior Convertible Notes previously in Additional paid-in capital to Long-term debt. Consequently, the temporary equity balance for the Senior Convertible Notes as of July 3, 2021 was eliminated. In addition, interest expense was reduced and net income was increased by $21.4 million for fiscal 2021. The adoption had no impact on total cash provided by (used in) operating, investing or financing activities in the Consolidated Statements of Cash Flows.

The following table presents the impact of the standard adoption to select line items of the Consolidated Balance Sheet as of July 3, 2021 (in millions):

	July 3, 2021
	As Reported	Adjustment	As Adjusted
LIABILITIES AND STOCKHOLDERS’ EQUITY
Short-term debt	$414.2	$42.4	$456.6
Long-term debt	209.8	14.3	224.1
Mezzanine equity - Senior Convertible Notes	45.8	(45.8)	—
Additional paid-in capital	70,265.5	(82.3)	70,183.2
Accumulated deficit	$(69,393.7)	$71.4	$(69,322.3)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the impact of the standard adoption to select line items of the Consolidated Statement of Operations for the year ended July 3, 2021 (in millions, except per-share data):

	Year Ended July 3, 2021
	As Reported	Adjustment	As Adjusted
Interest Expense	$(36.1)	$21.4	$(14.7)
Net income	$46.1	$21.4	$67.5

Net income per share:
Basic	$0.20	$0.10	$0.30
Diluted	$0.20	$0.09	$0.29

Shares used in per-share calculation:
Basic	228.7	—	228.7
Diluted	235.9	0.4	236.3
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. ASU 2021-10 requires annual disclosures about transactions with a government entity that are accounted for by applying a grant or contribution accounting model including the disclosure of the types of assistance, an entity's accounting for the assistance, and the effect of the assistance on an entity's financial statements. ASU 2021-10 is effective for annual periods beginning after December 15, 2021. The Company adopted ASU 2021-10 on July 3, 2022 on a prospective basis. We often receive government assistance in the form of research grants and tax credits in certain jurisdictions, recorded as a reduction of R&D expense in the Consolidated Statements of Operations. The Company recorded approximately $4.0 million in R&D credits during fiscal 2023. As of July 1, 2023, the Company had pending receipts of approximately $14.5 million related to government assistance primarily in the U.K. included in Prepayments and other current assets on the Consolidated Balance Sheets.
In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), which clarifies guidance on fair value hedge accounting of interest rate risk for portfolios of financial assets. The amendments in this update expand the current last-of-layer method of hedge accounting that permits only one hedged layer to now allow designation of multiple hedged layers with a single closed portfolio. To reflect that expansion, the last-of-layer method is renamed the portfolio layer method. The Company adopted this guidance in the fourth quarter of fiscal 2023, which did not have an impact on the Company’s Consolidated Financial Statements. We will assess future impact, if any, in subsequent periods.
In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326), which eliminates the accounting guidance on troubled debt restructurings for creditors in ASC 310 and amends the guidance on vintage disclosures to require disclosure of current-period gross write-offs by year of origination. The ASU also updates the requirements related to the accounting for credit losses under ASC 326 and adds enhanced disclosures for creditors with respect to loan refinancing and restructurings for borrowers experiencing financial difficulty. The Company adopted this guidance in the fourth quarter of fiscal 2023, which did not have an impact on the Company’s Consolidated Financial Statements. We will assess future impact, if any, in subsequent periods.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions, which clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. The amendments also clarify that an entity cannot, as a separate unit of account, recognize and measure a contractual sale restriction. This guidance also requires certain disclosures for equity securities subject to contractual sale restrictions. The new guidance is required to be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company adopted this guidance in the fourth quarter of fiscal 2023, which had no impact on the Company’s Consolidated Financial Statements. We will assess future impact, if any, in subsequent periods.
In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations, which makes a number of changes meant to add certain disclosure requirements for a buyer in a supplier finance program. The amendments require a buyer that uses supplier finance programs to make annual disclosures about the program’s key terms, the balance sheet presentation of related amounts, the confirmed amount outstanding at the end of the period, and associated rollforward information. Only the amount outstanding at the end of the period must be disclosed in interim periods. The Company adopted this guidance in the fourth quarter of fiscal 2023, which did not have an impact on the Company’s disclosures in the Annual Report on Form 10-K for the year ended July 1, 2023. We will assess future impact, if any, in subsequent periods.

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
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Numerator:
Net income	$25.5	$15.5	$67.5
Denominator:
Weighted-average shares outstanding:
Basic	224.6	230.9	228.7
Shares issuable assuming conversion of convertible notes(1)	0.3	4.8	5.0
Effect of dilutive securities from stock-based compensation plans	1.7	2.5	2.6
Diluted	226.6	238.2	236.3

Net income per share:
Basic	$0.11	$0.07	$0.30
Diluted	$0.11	$0.07	$0.29
(1) Represents the dilutive impact for the Company's 1.75% Senior Convertible Notes due 2023 (2023 Notes), the 1.00% Senior Convertible Notes due 2024 (2024 Notes) and the 1.625% Senior Convertible Notes due 2026 (2026 Notes). The par amount of the Company’s convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and the “in-the money” conversion benefit feature above the conversion price is payable in cash, shares of the Company’s common stock or a combination of both, at the Company’s election. Refer to “Note 11. Debt” for more information.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Full Value Awards(1)	3.7	0.6	0.4
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
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized (losses) on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax(1)	Total
Beginning balance as of July 2, 2022	$(5.0)	$(144.2)	$(7.2)	$(156.4)
Other comprehensive (loss) income before reclassification	(0.3)	18.8	2.0	20.5
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	(0.1)	(0.1)
Net current period other comprehensive (loss) income	(0.3)	18.8	1.9	20.4
Ending balance as of July 1, 2023	$(5.3)	$(125.4)	$(5.3)	$(136.0)
(1) Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended July 1, 2023 relates to the unrealized actuarial gain of $2.8 million, net of income tax effect of $0.8 million. The amount reclassified out of accumulated other comprehensive (loss) income represents the amortization of actuarial losses included as a component of SG&A expense in the Consolidated Statement of Operations for the year ended July 1, 2023. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
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
The total purchase consideration included approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million for which future cash payments are dependent on the achievement of certain operational and revenue targets over the course of a three-year period beginning in January 2023. The cash consideration paid at closing included escrow payments of $5.0 million for indemnity holdback and $2.0 million subject to final cash and net working capital adjustments. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $0.8 million and have been recorded within SG&A expense in the Consolidated Statements of Operations. The Company has included the financial results of Jackson Labs in its consolidated financial statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The following table presents the allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$1.1
Accounts receivable, net	2.3
Inventory, net	3.2
Goodwill (1)	48.3
Identified intangible assets acquired	30.6
Other non-current assets	0.1
Accounts payable	(0.6)
Accrued expenses	(3.4)
Deferred revenue	(2.1)
Other current liabilities	(0.5)
Total purchase consideration	$79.0
1) Goodwill at acquisition date of $48.8 million reduced by measurement period adjustment of $0.5 million.
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

Other Acquisitions:

On March 29, 2023, April 21, 2023 and June 8, 2023, the Company completed acquisitions accounted for as asset purchases consisting of cash paid at closing of $2.9 million and $0.2 million of indemnity holdback. In connection with these acquisitions, the Company recorded developed technology intangibles of $2.5 million which will be amortized over their estimated useful life of five years.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On May 13, 2022 and May 20, 2022, the Company completed acquisitions accounted for as business combinations for cash paid at close of $9.5 million, additional earn-outs of up to $3.3 million cash to be paid based on the occurrence or achievement of certain agreed upon targets and $2.0 million of indemnity holdback. In connection with these acquisitions, the Company recorded $10.0 million of goodwill, $7.3 million of developed technology and other intangibles and $1.6 million of deferred tax liability. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years.

On September 17, 2021, the Company acquired all of the equity of one business for approximately $1.6 million. The acquisition was accounted for as an asset purchase. The developed technology will be amortized over its estimated useful life of five years.
Acquisition-related Contingent Consideration
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the years ended July 1, 2023 and July 2, 2022, as follows (in millions):

Total
Balance July 3, 2021	$4.0
Additions to Contingent Consideration	2.5
Change in Fair Value measurement	0.3
Currency translation adjustment	0.1
Payments of Contingent Consideration	(4.4)
Balance July 2, 2022(1)	$2.5
Additions to Contingent Consideration	29.4
Change in Fair Value measurement	(4.6)
Payments of Contingent Consideration	(7.6)
Balance July 1, 2023(2)	$19.7
(1) Includes $1.8 million in Other current liabilities and $0.7 million in Other non-current liabilities on the Consolidated Balance Sheets.
(2) Includes $1.1 million in Other current liabilities and $18.6 million in Other non-current liabilities on the Consolidated Balance Sheets.
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
Gross receivables include both billed and Unbilled Receivables/Contract Assets. As of July 1, 2023 and July 2, 2022, the Company had total Unbilled Receivables/Contract Assets of $13.7 million and $7.3 million, respectively.
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
The following table summarizes the activity related to deferred revenue, for the year ended July 1, 2023 (in millions):

July 1, 2023
Deferred revenue:
Balance at beginning of period	$100.4
Revenue deferrals for new contracts(1)	127.9
Revenue recognized during the period(2)	(126.3)
Balance at end of period(3)	$102.0

Short-term deferred revenue	$78.6
Long-term deferred revenue	$23.4
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

Remaining performance obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of July 1, 2023. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of July 1, 2023, was $256.3 million. The Company expects to recognize 89% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts Receivable Allowances
The table below presents the activities and balances for allowance for doubtful accounts, as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Year Ended July 1, 2023	$1.4	$0.4	$(0.8)	$1.0
Year Ended July 2, 2022	$2.0	$0.9	$(1.5)	$1.4
Year Ended July 3, 2021	$3.0	$1.1	$(2.1)	$2.0
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	July 1, 2023	July 2, 2022
Finished goods	$49.0	$41.6
Work in process	17.7	17.7
Raw materials	49.4	50.8
Inventories, net	$116.1	$110.1
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	July 1, 2023	July 2, 2022
Refundable income taxes	$27.6	$14.5
Prepayments	16.5	16.0
Advances to contract manufacturers	9.8	11.8
Transaction tax receivables	5.1	10.4
Fair value of forward contracts	3.5	3.8
Assets held for sale	2.5	2.5
Other current assets	7.1	10.2
Prepayments and other current assets	$72.1	$69.2
Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	July 1, 2023	July 2, 2022
Land	$19.6	$19.2
Buildings and improvements	74.9	41.7
Machinery and equipment	362.6	316.7
Furniture, fixtures, software and office equipment	76.7	74.0
Leasehold improvements	70.7	69.8
Construction in progress	24.5	71.2
Property, plant and equipment, gross	629.0	592.6
Less: Accumulated depreciation and amortization	(386.0)	(363.7)
Property, plant and equipment, net	$243.0	$228.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current assets
The following table presents the components of other non-current assets, as follows (in millions):

	July 1, 2023	July 2, 2022
Operating ROU assets (Note 12)	$40.4	$45.2
Long-term restricted cash	4.6	9.3
Deferred contract cost	2.9	2.4
Debt issuance cost - Revolving Credit Facility	2.8	3.5
Deposits	2.3	1.9
Other non-current assets	8.7	3.5
Other non-current assets	$61.7	$65.8

Other current liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	July 1, 2023	July 2, 2022
Operating lease liabilities (Note 12)	$10.1	$10.1
Income tax payable	4.4	9.6
Restructuring accrual (Note 13)	5.8	—
Interest payable	5.5	4.6
Transaction tax payable	4.3	11.5
Warranty accrual	4.2	4.4
Acquisition related holdback and related accruals	4.1	0.1
Fair value of forward contracts	2.4	8.4
Fair value of contingent consideration (Note 5)	1.1	1.8
Other	7.9	5.8
Other current liabilities	$49.8	$56.3
Other Non-current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	July 1, 2023	July 2, 2022
Pension and post-employment benefits	$53.2	$59.6
Operating lease liabilities (Note 12)	29.4	33.5
Long-term deferred revenue	23.4	19.4
Fair value of contingent consideration (Note 5)	18.6	0.7
Financing obligation	15.8	16.0
Uncertain tax position	15.8	12.9
Deferred tax liability	13.9	9.5
Warranty accrual	4.8	6.2
Asset retirement obligations	3.8	3.7
Other	8.0	8.9
Other non-current liabilities	$186.7	$170.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest and Other Income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Interest income	$10.2	$3.4	$2.9
Foreign exchange gain, net	(2.2)	1.4	—
Other income, net	(0.4)	0.4	0.4
Interest and other income, net	$7.6	$5.2	$3.3
Note 7. Investments and Forward Contracts
Short-Term Investments
As of July 1, 2023, the Company’s short-term investments of $14.6 million were comprised of a 30-day term deposit of $13.1 million and trading securities related to the deferred compensation plan of $1.5 million, of which $0.1 million was invested in debt securities, $1.2 million was invested in equity securities and $0.2 million was invested in money market instruments. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Consolidated Statements of Operations as a component of Interest and other income, net.
As of July 2, 2022, the Company’s short-term investments of $1.4 million were comprised of trading securities related to the deferred compensation plan, of which $0.3 million was invested in debt securities, $1.0 million was invested in equity securities and $0.1 million was invested in money market instruments. Trading securities are reported at fair value, with the unrealized gains or losses resulting from changes in fair value recognized in the Consolidated Statements of Operations as a component of Interest and other income, net.
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
As of July 1, 2023, the Company had forward contracts that were effectively closed but not settled with the counterparties by year end. Therefore, the fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of July 2, 2022, the fair value of these contracts of $3.8 million and $8.3 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year end; therefore, the fair value of the contracts is minimal as of July 1, 2023 and a value of $0.1 million is reflected in Other current liabilities on the Consolidated Balance Sheets as of July 2, 2022. As of July 1, 2023 and July 2, 2022, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $87.5 million and $119.1 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $19.3 million and $80.5 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $1.2 million and a loss of $8.3 million for the years ended July 1, 2023 and July 2, 2022, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	July 1, 2023				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.6	$—	$0.6	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.6	—	0.6	—
Money market funds(2)	344.8	344.8	—	—	313.2	313.2	—	—
Trading securities(3)	1.5	1.5	—	—	1.4	1.4	—	—
Foreign currency forward contracts(4)	3.5	—	3.5	—	3.8	—	3.8	—
Total assets	$350.1	$346.3	$3.8	$—	$319.0	$314.6	$4.4	$—

Liability:
Foreign currency forward contracts(5)	2.4	$—	2.4	—	8.4	—	8.4	$—
Contingent consideration(6)	19.7	—	—	19.7	2.5	—	—	2.5
Total liabilities	$22.1	$—	$2.4	$19.7	$10.9	$—	$8.4	$2.5
(1) Included in Other non-current assets on the Consolidated Balance Sheets.
(2) Includes, as of July 1, 2023, $336.5 million in cash and cash equivalents, $4.3 million in restricted cash and $4.0 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of July 2, 2022, $301.5 million in cash and cash equivalents, $3.1 million in restricted cash, and $8.6 million in Other non-current assets on the Consolidated Balance Sheets.
(3) Included in Short-term investments on the Consolidated Balance Sheets.
(4) Included in Other current assets on the Consolidated Balance Sheets.
(5) Included in Other current liabilities on the Consolidated Balance Sheets.
(6) As of July 1, 2023 and July 2,2022, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes), 1.00% Senior Convertible Notes (2024 Notes) and 1.75% Senior Convertible Notes (2023 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented are as follows:

	July 1, 2023				July 2, 2022
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$341.8	$—	$341.8	$—	$337.5	$—	$337.5	$—
1.625% Senior Convertible Notes	262.7	—	262.7	—	—	—	—	—
1.00% Senior Convertible Notes	95.6	—	95.6	—	250.7	—	250.7	—
1.75% Senior Convertible Notes	—	—	—	—	73.4	—	73.4	—
Total liabilities	$700.1	$—	$700.1	$—	$661.6	$—	$661.6	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 3, 2021(1)	$349.7	$4.6	$42.2	$396.5
Acquisitions(2)	—	10.0	—	10.0
Currency translation and other adjustments	(18.1)	(0.8)	—	(18.9)
Balance as of July 2, 2022(3)	$331.6	$13.8	$42.2	$387.6
Acquisitions(2)	60.0	—	—	60.0
Measurement period adjustment (2)	(0.5)	—	—	(0.5)
Currency translation adjustments	6.9	1.2	—	8.1
Balance as of July 1, 2023(4)	$398.0	$15.0	$42.2	$455.2
(1) Gross goodwill balances for NE, SE and OSP were $651.6 million, $277.2 million and $126.7 million, respectively as of July 3, 2021. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 3, 2021.
(2) See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.
(3) Gross goodwill balances for NE, SE and OSP were $633.5 million, $286.4 million and $126.7 million, respectively as of July 2, 2022. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 2, 2022.
(4) Gross goodwill balances for NE, SE and OSP were $699.9 million, $287.6 million and $126.7 million, respectively as of July 1, 2023. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively as of July 1, 2023.
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s Chief Operating Decision Maker (CODM) during fiscal 2023, 2022 and 2021 that its reporting units were NE, SE and OSP.
As part of the annual impairment test, the Company performed a quantitative assessment of goodwill impairment for all reporting units.

For the quantitative analysis, the Company compares the fair value of a reporting unit to its carrying value. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. However, if the fair value of the reporting unit is less than book value, then goodwill will be impaired by the amount that the carrying amount exceeds the fair value, not to exceed the carrying amount of the goodwill.

To estimate the fair value of each reporting unit, we applied a combination of the income approach and the market approach. The income approach used discounted future cash flows in which sales, operating income and cash flow projections were based on assumptions driven by current economic conditions. The market approach utilized the Guideline Public Company Method and Guideline Transaction Method to derive fair value. The Guideline Public Company Method determines the fair value of an entity based upon trading multiples calculated using market value of minority interests in publicly-traded companies that are similar to the subject company. The Guideline Transaction Method calculates the fair value of an entity by analyzing recent sales of comparable entities.
Based on our testing during the fourth quarter of fiscal 2023, the fair value of each of the Company’s reporting units was at least two times the carrying value, and therefore no impairment was identified. In addition, no indications of impairment were identified under the qualitative tests performed for fiscal years ending on July 2, 2022 and July 3, 2021.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of July 1, 2023, and July 2, 2022, (in millions):

As of July 1, 2023	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology (1)	3.9 years	$438.5	$(390.2)	$48.3
Customer relationships	2.0 years	195.2	(185.9)	9.3
Other (2)	0.7 years	39.8	(38.8)	1.0
Total intangibles		$673.5	$(614.9)	$58.6

As of July 2, 2022	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	3.3 years	$416.6	$(375.8)	$40.8
Customer relationships	2.8 years	189.7	(177.8)	11.9
Other (2)	0.7 years	36.0	(34.5)	1.5
Total intangibles		$642.3	$(588.1)	$54.2
(1) During fiscal 2023, we recorded a $0.6 million non-cash charge due to the discontinued use of certain intellectual property. This charge has been recorded within SG&A in the Consolidated Statements of Operations.
(2) Other intangibles consist of customer backlog, patents, proprietary know-how and trade secrets, trademarks and trade names.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of July 1, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2024	$20.2
2025	15.9
2026	11.4
2027	7.5
2028	3.0
Thereafter	0.6
Total amortization	$58.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of July 1, 2023 and July 2, 2022, the Company’s debt on the Consolidated Balance Sheets was as follows, including the carrying amounts of the Senior Convertible and Senior Notes, net of unamortized issuance costs (in millions):

	July 1, 2023	July 2, 2022
Principal amount of 1.00% Senior Convertible Notes	$96.4	$—
Unamortized 1.00% Senior Convertible Notes debt issuance cost	(0.2)	—
Principal amount of 1.75% Senior Convertible Notes	—	68.1
Unamortized 1.75% Senior Convertible Notes debt issuance cost	—	(0.1)
Other short-term debt	—	0.4
Short-term debt	$96.2	$68.4

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(5.5)	(6.4)
Principal amount of 1.625% Senior Convertible Notes	250.0	—
Unamortized 1.625% Senior Convertible Notes debt discount	(12.9)	—
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(2.1)	—
Principal amount of 1.00% Senior Convertible Notes	—	223.9
Unamortized 1.00% Senior Convertible Notes debt issuance cost	—	(1.0)
Long-term debt	$629.5	$616.5
The Company was in compliance with all debt covenants as of July 1, 2023 and July 2, 2022.
1.625% Senior Convertible Notes (2026 Notes)
On March 6, 2023, the Company issued $250.0 million aggregate principal amount of 1.625% Senior Convertible Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $132.0 million aggregate principal amount of the 2026 Notes to certain holders of the 1.00% Senior Convertible Notes due 2024 (2024 Notes) in exchange for $127.5 million principal amount of the 2024 Notes (the Exchange Transaction) and issued and sold $118.0 million aggregate principal amount of the 2026 Notes in a private placement to accredited institutional buyers (the Subscription Transactions).
The Exchange Transaction was accounted for as a modification. The $127.5 million principal of the 2024 Notes was reduced by $10.1 million, with offsetting increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option in the modification. The increase in principal and coupon interest, along with the increased option value, totaled $14.6 million and is a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets. This amount will be accreted as an adjustment to interest expense on a straight-line basis and will accrete up to the full face value of the 2026 Notes at maturity.
The proceeds of the Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs to be recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million as well as $0.3 million of unamortized issuance costs carried over from the 2024 Notes at the exchange date were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable in cash semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The 2026 Notes may be converted under certain circumstances, based on an initial conversion rate of 75.7963 shares (equivalent to an initial conversion price of approximately $13.19 per share) at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price represents a 22.5% premium to the closing price of the Company’s common stock on the pricing date, March 1, 2023, which will be subject to customary anti-dilution adjustments.
The 2026 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 15, 2025, in multiples of $1,000 principal amount, at the option of the holder under the following circumstances:
•On any date during any calendar quarter beginning after June 30, 2023 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter;
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
•If the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2026 Notes); or
•During the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2026 Notes for each day during such ten consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI’s common stock and the applicable conversion rate on such date.
•If the Company calls any or all of the 2026 Notes for Optional Redemption.
During the periods from, and including, December 15, 2025 until the close of business on the business day immediately preceding March 15, 2026, holders may convert the 2026 Notes at any time regardless of the foregoing circumstances.
Holders of the 2026 Notes may require the Company to purchase all or a portion of the 2026 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2026 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental repurchase date.
The Company may not redeem the 2026 Notes prior to March 20, 2025. The Company may redeem for cash all or part of the 2026 Notes, at its option, on or after March 20, 2025 if the closing price of the Company’s common stock was at least 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice in accordance with the Indenture. If the Company redeems less than all the outstanding 2026 Notes, at least $75.0 million aggregate principal amount of 2026 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Indenture provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2026 Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
As of July 1, 2023, the expected remaining term of the 2026 Notes is 2.7 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and are being amortized to interest expense using the straight-line method. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of July 1, 2023, the expected remaining term of the 2029 Notes is 6.2 years.
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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs. The debt issuance costs were capitalized and amortized to interest expense using the effective interest rate method from issuance date through maturity on June 1, 2023.
See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022. On June 1, 2023, remaining 2023 Notes were retired upon maturity.
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
In connection with the issuance of the 2024 Notes, the Company incurred $8.9 million of issuance costs. The debt issuance costs were capitalized and are being amortized to interest expense using the straight-line method.
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
As of July 1, 2023, the expected remaining term of the 2024 Notes is 0.7 years. See Senior Convertible Notes Settlement section below for details of the 2024 Notes exchange transactions during fiscal 2022.
Senior Convertible Notes Settlement
On September 2, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $93.8 million principal amount of the 2023 Notes and $181.2 million principal amount of the 2024 Notes in exchange for an aggregate of 10.6 million shares of its common stock, par value $0.001 per share, and $196.5 million in cash. The Company recorded a loss of $85.9 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
On November 17, 2021 and November 22, 2021, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $20.6 million principal amount of the 2023 Notes and $25.0 million principal amount of the 2024 Notes in exchange for $59.0 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Consolidated Statements of Operations.
On March 2, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $23.2 million principal amount of the 2023 Notes and $26.8 million principal amount of the 2024 Notes in exchange for $64.7 million in cash. The Company recorded a loss of $6.4 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Consolidated Statements of Operations.
On June 3, 2022, the Company entered into separate privately-negotiated agreements with certain holders of its 2023 and 2024 Notes. The Company settled $19.3 million principal amount of the 2023 Notes and $3.1 million principal amount of the 2024 Notes in exchange for $27.1 million in cash. The Company recorded a loss of $3.1 million in connection with the settlement transactions which is presented as Loss on convertible note settlement in the Consolidated Statements of Operations.
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
As of July 1, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $172.5 million, net of outstanding standby letters of credit of $4.1 million.

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
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Interest expense-contractual interest	$19.2	$16.5	$8.5
Amortization of debt issuance cost	2.5	2.8	2.3
Accretion of debt discount	1.6	—	—
Other	3.8	4.0	3.9
Total Interest Expense	$27.1	$23.3	$14.7
The effective interest rate on the Company’s contractual debt was 2.65%, 2.25% and 1.25% for fiscal 2023, 2022 and 2021, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense, cash flow and balance sheet information related to our operating leases is as follows (in millions):

	July 1, 2023	July 2, 2022

Operating lease costs (1)	$13.1	$14.0

Cash paid for amounts included in the measurement of operating lease liabilities	14.4	15.5
Operating ROU assets obtained in exchange for operating lease obligations	7.0	14.7

Operating ROU assets (Other non-current assets)	40.4	45.2

Other current liabilities	10.1	10.1
Other non-current liabilities	29.4	33.5
Total operating lease liabilities	$39.5	$43.6

Weighted-average remaining lease term	6.8 years	7.2 years
Weighted-average discount rate	4.8%	4.4%
(1) Total variable lease costs were immaterial during the fiscal years ended July 1, 2023 and July 2, 2022. The total operating costs were included in cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of July 1, 2023 are as follows (in millions):

Operating Leases
Fiscal 2024	$10.3
Fiscal 2025	9.4
Fiscal 2026	7.2
Fiscal 2027	5.6
Fiscal 2028	4.0
Thereafter	9.7
Total lease payments	46.2
Less: Interest	(6.7)
Present value of lease liabilities	$39.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future minimum operating lease payments as of July 2, 2022, were as follows (in millions):

Operating Leases
Fiscal 2023	$10.2
Fiscal 2024	9.8
Fiscal 2025	7.8
Fiscal 2026	6.0
Fiscal 2027	4.6
Thereafter	12.8
Total lease payments	51.2
Less: Interest	(7.6)
Present value of lease liabilities	$43.6
Note 13. Restructuring and Related Charges
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. Restructuring charges include severance, benefit and outplacement costs to eliminate a specified number of positions. The timing of associated cash payments is dependent upon the jurisdiction of the affected employees and can extend over multiple periods.
Fiscal 2023 Plan
During the second quarter of fiscal 2023, Management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected.
As a result, the Company recorded charges of $12.1 million during the year to Restructuring and related charges (benefits) line within our Consolidated Statements of Operations, of which $10.4 million is related to Phase I of the Fiscal 2023 Plan and $1.7 million is related to Phase II of the Fiscal 2023 Plan. The first phase of the Fiscal 2023 Plan impacted all segments and corporate functions and the Company anticipates this phase of the Fiscal 2023 Plan to be substantially complete by the end of the first quarter of fiscal 2024. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment and the Company anticipates this phase of the Fiscal 2023 Plan to be substantially complete by the end of the second quarter of fiscal 2024.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of July 2, 2022	Restructuring and related charges	Cash Settlements	Balance as of July 1, 2023
Fiscal 2023 Plan
NSE/Corp	$—	$9.1	$(5.6)	$3.5
OSP	—	1.3	(0.7)	0.6
Fiscal 2023 Plan Phase I	—	10.4	(6.3)	4.1
NSE	—	1.7	—	1.7
Fiscal 2023 Plan Phase II	—	1.7	—	1.7
Total (1)	$—	$12.1	$(6.3)	$5.8
(1) Included in Other current liabilities on the Consolidated Balance Sheets as of July 1, 2023.

Other Plans

During fiscal 2022 and 2021, the Company recorded a benefit related to restructuring actions of $0.1 million and $1.6 million, respectively.

Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Domestic	$(37.6)	$(82.6)	$(21.7)
Foreign	98.3	147.7	152.5
Income before income taxes	$60.7	$65.1	$130.8
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Federal:
Current	$—	$—	$—
Deferred	—	—	—
Total federal income tax expense	—	—	—
State:
Current	2.6	(2.2)	20.1
Deferred	—	—	—
Total state income tax expense (benefit)	2.6	(2.2)	20.1
Foreign:
Current	27.6	63.2	44.8
Deferred	5.0	(11.4)	(1.6)
Total foreign income tax expense	32.6	51.8	43.2
Total income tax expense	$35.2	$49.6	$63.3
The state current expense primarily relates to the impact of additional capitalization of R&D costs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax expense primarily relates to deferred tax expense accrued on intercompany dividends.
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Income tax expense computed at federal statutory rate	$12.8	$13.7	$27.5
Withholding Taxes	8.0	8.7	8.7
U.S. Inclusion of foreign earnings	1.3	19.8	3.6
Internal Intellectual Property Restructuring	1.2	10.1	19.1
Valuation allowance	0.5	3.3	1.0
Foreign rate differential	4.5	6.9	3.9
Reserves	2.9	1.7	1.5
Permanent items	1.1	0.3	(0.6)
Fair value change of the earn-out liability	(1.0)	0.1	(1.5)
Impact of prior years’ taxes	(0.5)	(8.6)	(2.1)
Research and experimentation benefits and other tax credits	(1.3)	(1.1)	(0.5)
State taxes	2.6	0.8	0.9
Disallowed compensations	3.3	2.2	1.4
Senior Convertible Notes settlements	—	(8.3)	—
Other	(0.2)	—	0.4
Income tax expense	$35.2	$49.6	$63.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	July 1, 2023	July 2, 2022	July 3, 2021
Gross deferred tax assets:
Tax credit carryforwards	$136.4	$136.7	$135.7
Net operating loss carryforwards	437.5	491.8	536.1
Capital loss carryforwards	1.1	1.0	1.1
Inventories	40.2	34.5	28.9
Accruals and reserves	58.1	58.5	66.5
Intangibles including acquisition-related items	597.5	603.6	632.4
Capitalized research costs	186.7	100.3	15.7
Other	44.3	45.7	65.9
Gross deferred tax assets	1,501.8	1,472.1	1,482.3
Valuation allowance	(1,351.5)	(1,320.8)	(1,308.9)
Deferred tax assets	150.3	151.3	173.4
Gross deferred tax liabilities:
Acquisition-related items	(30.9)	(31.9)	(29.1)
Tax on unrepatriated earnings	(13.7)	(7.2)	(18.4)
Foreign branch taxes	(15.0)	(17.8)	(22.2)
Other	(17.7)	(17.6)	(18.7)
Deferred tax liabilities	(77.3)	(74.5)	(88.4)
Total net deferred tax assets	$73.0	$76.8	$85.0
As of July 1, 2023, the Company had federal, state and foreign tax net operating loss carryforwards of $1,695.5 million, $364.6 million and $461.0 million, respectively, and federal and state research tax credit carryforwards of $81.9 million and $54.2 million respectively. The federal tax net operating loss carryforwards start to expire in fiscal 2024 and at various dates through 2038 if not utilized. The federal research credit carryforwards start to expire fiscal 2024 and at various dates through fiscal 2044 if not utilized. The state tax net operating loss carryforwards start to expire in fiscal 2024 and at various dates through 2041 if not utilized. The state research credit start to expire in fiscal 2024 but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
During fiscal 2022, the Company completed a planned internal transaction moving certain of VIAVI’s intellectual properties out of a foreign jurisdiction where tax rates are scheduled to increase to the U.S. entity established in fiscal 2021 to own and manage VIAVI’s other intellectual properties. The Company recorded foreign tax expense of $13.2 million related to this transaction.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $7.9 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $1.0 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During fiscal 2021, the Company completed a planned series of internal transactions restructuring certain of VIAVI’s intellectual properties. The result of which aligned the properties in a single entity which owns, manages, directs, and protects the properties, including but not limited to patents, product designs, processes, manufacturing technologies, know-how, and trade secrets. In conjunction with the internal restructuring $2.3 billion ($482 million tax effected) of U.S. federal net operating loss carryforwards were utilized, and the Company recognized a new deferred tax asset relating to the book and tax basis difference of certain intangible assets of $589 million. Given the full valuation allowance that is carried on the Company’s U.S. deferred tax assets, the change in the deferred taxes as a result of the transaction does not have a material impact on the financial statements. The Company recorded state tax expense including reserves for uncertain tax positions of $19.1 million related to this transaction.
The valuation allowance increased by $30.7 million in fiscal 2023, increased by $11.9 million in fiscal 2022, and decreased by $114.2 million in fiscal 2021. The increase during fiscal 2023 was primarily due to the increase in capitalization of federal research expenditures in the U.S. This includes the effects of the mandatory capitalization and amortization of research and development expenses incurred in fiscal 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The increase during fiscal 2022 was primarily due to the increase in capitalization of federal research expenditures in the U.S. The decrease during fiscal 2021 was primarily due to the expiration of federal net operating losses, federal capital losses, and federal research credits. The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended July 1, 2023	$1,320.8	$114.4	$(83.7)	$1,351.5
Year Ended July 2, 2022	$1,308.9	$101.7	$(89.8)	$1,320.8
Year Ended July 3, 2021	$1,423.1	$617.5	$(731.7)	$1,308.9
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
A reconciliation of unrecognized tax benefits between June 27, 2020 and July 1, 2023 is as follows (in millions):

Balance at June 27, 2020	$52.0
Additions based on tax positions related to current year	14.8
Reduction based on tax positions related to prior year	(6.8)
Reduction related to settlement	(0.5)
Reductions for lapse of statute of limitations	(0.4)
Balance at July 3, 2021	59.1
Additions based on tax positions related to current year	0.4
Additions based on tax positions related to prior year	2.6
Reduction based on tax positions related to prior year	(2.6)
Reductions for lapse of statute of limitations	(6.1)
Balance at July 2, 2022	53.4
Additions based on tax positions related to current year	2.7
Addition based on tax positions related to prior year	0.1
Reduction based on tax positions related to prior year	(1.1)
Reductions for lapse of statute of limitations	(0.2)
Balance at July1, 2023	$54.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at July 1, 2023 are $12.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at July 1, 2023 are $38.2 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of July 1, 2023, July 2, 2022 and July 3, 2021 was approximately $2.9 million, $2.1 million, and $4.0 million, respectively. During fiscal 2023, the Company’s accrued interest and penalties increased by $0.8 million. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of July 1, 2023:

Tax Jurisdictions	Tax Years
United States(1)	2005 and onward
Canada	2022 and onward
China	2018 and onward
France	2020 and onward
Germany	2018 and onward
Korea	2019 and onward
United Kingdom	2020 and onward
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

The 2022 Repurchase Plan replaces the $200 million stock repurchase plan that the Board previously authorized in September 2019 (“2019 Repurchase Plan”) and expired on September 30, 2022, as well as the stock repurchase plan that the Board of Directors authorized in September 2021 (“2021 Repurchase Plan”) used during fiscal 2022 for the purpose of repurchasing the Company’s common stock issued in connection with the exchange transactions with certain holders of its Senior Convertible Notes (refer to Senior Convertible Notes Settlement section of “Note 11. Debt” for more details).

During fiscal 2023, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan. During fiscal 2023, the Company repurchased 6.0 million shares of its common stock for $65.2 million under the 2022 Repurchase Plan. As of July 1, 2023, the Company had remaining authorization of $234.8 million for future share repurchases under the 2022 Repurchase Plan.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except average price per share amounts):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Total number of shares repurchased	7.3	14.8	3.0
Average price per share	$11.49	$15.91	$14.21
Total purchase price	$83.9	$235.5	$42.6
Remaining authorization at end of period	$234.8	$67.3	$112.9
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2023, 2022 and 2021 have been canceled and retired.
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The Company evaluated the provisions of the new legislation, which included an excise tax on share repurchases. The IRA was effective as of January 1, 2023 and repurchase activity after that date resulted in an accrual of $0.3 million recorded in Other current liabilities on the Consolidated Balance Sheets.
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
Note 16. Stock-Based Compensation
Stock-Based Benefit Plans
Stock Option Plans
The Company’s Amended and Restated 2003 Plan provides for the granting of stock options, stock appreciation rights (SARs), dividend equivalent rights, restricted stocks, restricted stock units, performance units and performance shares, the vesting of which may be time-based or upon satisfaction of performance criteria or other conditions.
As of July 1, 2023, the Company had 8.7 million shares subject to (i) Full Value Awards (defined below) issued and outstanding under the Amended and Restated 2003 Plan and (ii) stock options grant made in connection with the new CEO appointment in fiscal 2016. The exercise price for stock options is equal to the fair value of the underlying stock at the date of grant. The Company issues new shares of common stock upon exercise of stock options.
As of July 1, 2023, 7.5 million shares of common stock, primarily under Amended and Restated 2003 Plan, were available for grant.
Employee Stock Purchase Plans
In June 1998, the Company adopted the ESPP, which became effective August 1, 1998 and provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of July 1, 2023, 1.5 million shares remained available for issuance. The ESPP as amended provides for a 15% discount with a look-back period of six months.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Full Value Awards
The Company's stock-based compensation includes a combination of time-based RSUs and performance- based MSUs and PSUs. RSUs are granted without an exercise price and are converted to shares immediately upon vesting. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
Time-based RSU awards will generally vest in annual installments over a period of three to four years subject to the employees’ continuing service to the Company. The Company's performance-based MSU and PSU awards may include performance conditions, market conditions, time-based service conditions or a combination thereof and are generally expected to vest over one to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions.
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2023, 2022 and 2021 was as follows (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Cost of revenue	$4.8	$5.2	$4.8
Research and development	8.6	8.6	8.9
Selling, general and administrative	37.8	38.5	34.6
Total stock-based compensation expense	$51.2	$52.3	$48.3
Approximately $1.2 million of stock-based compensation expense was capitalized to inventory at July 1, 2023 and July 2, 2022.
Stock Option Activity
There has been no activity for stock-based compensation expense related to stock options during the fiscal years ended July 1, 2023, July 2, 2022, and July 3, 2021. The following table summarizes outstanding and exercisable options as of July 1, 2023 all of which have been fully amortized and recognized since before June 29, 2019.

	Options Outstanding				Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)	Number of Shares	Weighted Average Remaining Contractual Term (years)	Weighted Average Exercise Price	Aggregate Intrinsic Value (millions)
$5.95	1,180,257	0.62	$5.95	$6.3	1,180,257	0.62	$5.95	$6.3
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $11.33 as of July 1, 2023, which would have been received had the options been exercised as of that date. The total number of in-the-money options exercisable as of July 1, 2023 was 1.2 million.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2023, the Company issued shares of 435,195 and 292,910 on January 31, 2023 and July 31, 2022, respectively, as part of the ESPP. As of July 1, 2023, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2024.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of July 1, 2023 and changes during the same period is presented below (amount in millions, except per share amounts):

	Full Value Awards
	Performance Shares(1)	Non-Performance Shares	Total Number of Shares	Weighted-average Grant-dated Fair Value
Non-vested June 27, 2020	1.0	5.1	6.1	$12.97
Awards granted	1.3	3.3	4.6	$14.15
Awards vested	(0.6)	(3.1)	(3.7)	$12.58
Awards forfeited	(0.2)	(0.5)	(0.7)	$13.83
Non-vested July 3, 2021	1.5	4.8	6.3	$13.98
Awards granted	0.4	2.4	2.8	$16.95
Awards vested	(0.4)	(2.2)	(2.6)	$13.38
Awards forfeited	(0.1)	(0.2)	(0.3)	$14.64
Non-vested July 2, 2022	1.4	4.8	6.2	$15.55
Awards granted	0.9	3.1	4.0	$14.35
Awards vested	(0.6)	(1.8)	(2.4)	$15.23
Awards forfeited	—	(0.3)	(0.3)	$14.78
Non-vested July 1, 2023	1.7	5.8	7.5	$15.06
(1) Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2023, 2022 and 2021 was estimated to be $11.4 million, $7.9 million and $15.6 million, respectively, and was calculated using a Monte Carlo simulation. The fair value of PSU awards granted in fiscal 2021 was $2.0 million. The Company did not grant any PSU awards in fiscal 2023 and 2022. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of July 1, 2023, $60.1 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over the remaining amortization period of 1.6 years.
Valuation Assumptions
The Company estimates the fair value of time-based RSU awards based on the closing market price of the Company’s common stock on the date of grant. In the case of PSUs that are performance-based awards without a market condition, the Company will estimate the fair value of the awards using a probability weighted model. In the case of MSUs or PSUs, that are performance-based awards and include a market condition, the Company will estimate the fair value of the awards using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. The weighted-average assumptions used to measure fair value of performance-based awards with a market condition were as follows:

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Volatility of common stock	31.2%	33.8%	38.5%
Average volatility of peer companies	62.1%	58.7%	65.7%
Average correlation coefficient of peer companies	0.3111	0.3442	0.3653
Risk-free interest rate	3.4%	0.2%	0.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company did not issue stock option grants during the fiscal years ended July 1, 2023, July 2, 2022 and July 3, 2021. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	July 1, 2023	July 2, 2022	July 3, 2021
Expected term (in years)	0.5	0.5	0.5
Expected volatility	37.2%	24.3%	44.9%
Risk-free interest rate	3.8%	0.3%	0.1%
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
Expected Volatility: The expected volatility for stock options was based on the historical volatility of the Company's common stock and its peers. The expected volatility for ESPP purchase rights was based on the historical volatility of its stock price with a similar expected term.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $22,500 in calendar year 2023 as set by the Internal Revenue Service.
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $5.4 million, $5.1 million and $4.7 million in fiscal 2023, 2022 and 2021, respectively.
Employee Defined Benefit Plans
The Company is responsible for a non-pension post-retirement benefit obligation assumed from a past acquisition, which is closed to new participants. As of July 1, 2023 and July 2, 2022, the liability balances related to the non-pension post-retirement benefit plan were $0.4 million. The liability balances were included in Other non-current liabilities on the Consolidated Balance Sheets.
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed in a prior acquisition. Most of these pension plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of July 1, 2023, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments’ section below. No other required contributions are expected in fiscal 2024, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Service cost	$—	$0.2	$0.2
Interest cost	2.7	1.6	1.5
Expected return on plan assets	(1.7)	(1.7)	(1.7)
Recognized net actuarial (gains) losses	(0.1)	2.9	3.1
Net periodic benefit cost	$0.9	$3.0	$3.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s accumulated other comprehensive (loss) income includes unrealized net actuarial (gains)/losses. The amount of unrealized net actuarial (gain)/loss expected to be recognized in net periodic benefit cost during fiscal 2024 is $0.1 million. The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	July 1, 2023	July 2, 2022
Change in benefit obligation
Benefit obligation at beginning of year	$95.5	$140.5
Service cost	—	0.2
Interest cost	2.7	1.6
Actuarial gains	(4.2)	(25.7)
Benefits paid	(5.6)	(6.3)
Foreign exchange impact	(2.3)	(14.8)
Benefit obligation at end of year	$86.1	$95.5
Change in plan assets
Fair value of plan assets at beginning of year	$29.3	$36.2
Actual return on plan assets	0.2	(3.0)
Employer contributions	5.6	6.7
Benefits paid	(5.6)	(6.3)
Foreign exchange impact	1.6	(4.3)
Fair value of plan assets at end of year	31.1	29.3
Funded status	(55.0)	(66.2)
Accumulated benefit obligation	$86.1	$95.5

	Pension Benefit Plans
	July 1, 2023	July 2, 2022
Amount recognized on the Consolidated Balance Sheets at end of year:
Non-current assets	$5.6	$—
Current liabilities	7.8	7.0
Non-current liabilities	52.8	59.2
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain	$2.0	$13.9
Amortization of accumulated net actuarial (gains) losses	(0.1)	2.9
Total recognized in other comprehensive income (loss)	$1.9	$16.8
During fiscal 2023, the Company (amounts represented as £ and $ denote GBP and USD, respectively) contributed £1.0 million or approximately $1.2 million, while in fiscal 2022, the Company contributed £1.0 million or approximately $1.3 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.
Assumptions
Underlying both the calculation of the PBO and net periodic cost are actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	July 1, 2023	July 2, 2022	July 3, 2021
Used to determine net period cost at end of year:
Discount rate	4.1%	3.2%	1.2%
Expected long-term return on plan assets	5.9%	6.2%	5.4%
Rate of pension increase	2.5%	2.2%	2.2%

Used to determine benefit obligation at end of year:
Discount rate	4.1%	3.2%	1.2%
Rate of pension increase	2.5%	2.2%	2.3%
Investment Policies and Strategies
The Company’s investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members’ benefits as and when they arise and that, should the plan be discontinued at any point in time, there would be sufficient assets to meet the discontinuance liabilities.
To achieve these objectives, the trustee of the U.K. pension plan is responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to outperform the increase in value of the liabilities in the long term and by investing in a diversified portfolio of assets in order to minimize volatility in the funding position. The trustee invests in a range of frequently traded funds (pooled funds) rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of July 1, 2023 (in millions, except percentage data):

				Fair value as of
				July 1, 2023
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$10.5	33.8%	$—	$10.5
Fixed income	40%	10.0	32.1%	—	10.0
Other	20%	7.9	25.4%	—	7.9
Cash		2.7	8.7%	2.7	—
Total assets		$31.1	100.0%	$2.7	$28.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 2, 2022 (in millions, except percentage data):

				Fair value as of
				July 2, 2022
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Global equity	40%	$10.3	35.2%	$—	$10.3
Fixed income	40%	10.4	35.5%	—	10.4
Other	20%	6.4	21.8%	—	6.4
Cash		2.2	7.5%	2.2	—
Total assets		$29.3	100.0%	$2.2	$27.1
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
Future Benefit Payments
The following table reflects the expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at fiscal year end and include benefits attributable to estimated future compensation increases (in millions).

Pension Benefit Plans
2024	$9.2
2025	6.1
2026	6.3
2027	6.2
2028	5.6
2029-2033	25.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18. Commitments and Contingencies
Royalty payments
The Company is obligated to make future minimum royalty payments of $1.5 million measured as of July 1, 2023 for the use of certain licensed technologies. Future minimum payments are expected to be paid through the third quarter of fiscal 2026, as follows (in millions):

Royalty Payments
2024	$0.8
2025	0.4
2026	0.3
Total	$1.5
Purchase Obligations
Purchase obligations of $124.0 million as of July 1, 2023, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
Financing Obligations
On August 21, 2007, the Company entered into a sale and lease-back of certain buildings and land in Santa Rosa, California (the Santa Rosa Transactions), under which we leased back certain buildings. The net cash proceeds received from the transaction were $32.2 million. The lease terms range from a one-year lease with multiple renewal options to a ten-year lease with two five-year renewal options. These buildings did not qualify for sale and lease back accounting due to various forms of continuing involvement and, as a result, they were accounted for as financing transactions.
In August 2012 and May 2019, the Company entered into two lease amendments to extend the term of the lease to August 31, 2032 with a ten-year renewal option. In the first quarter of fiscal 2020, the Company reassessed whether a sale would have occurred on the date of adoption of ASC 842 and, at which time, concluded that the buildings did not qualify for sale and lease back accounting in accordance with ASC 842. As a result, they were continuously accounted for as financing transactions.
As of July 1, 2023, $0.2 million was included in Other current liabilities, and $15.8 million was included in Other non-current liabilities. As of July 2, 2022, $0.1 million was included in Other current liabilities, and $16.0 million was included in Other non-current liabilities.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of July 1, 2023, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

2024	$3.0
2025	3.1
2026	3.1
2027	3.2
2028	2.7
Thereafter	10.9
Total minimum leaseback payments	$26.0
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of July 1, 2023 and July 2, 2022.
Outstanding Standby Letters of Credit and Performance Bonds
As of July 1, 2023, the Company had standby letters of credit of $8.4 million, and other claims of $0.7 million collateralized by restricted cash.
Product Warranties
The Company provides reserves for the estimated costs of product warranties at the time revenue is recognized. Prior to January 1, 2023 the Company offered its customers warranties up to three years for most of its products. On January 1, 2023, the Company changed the standard warranty for most of its products to one year. The Company estimates the costs of its warranty obligations based on its historical experience of known product failure rates, use of materials to repair or replace defective products and service delivery costs incurred in correcting product failures. In addition, from time to time, specific warranty accruals may be made if unforeseen technical problems arise. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the changes in the Company’s warranty reserve during fiscal 2023 and 2022 (in millions):

	Year Ended
	July 1, 2023	July 2, 2022
Balance as of beginning of period	$10.6	$9.7
Provision for warranty	1.6	5.2
Utilization of reserve	(1.2)	(2.4)
Adjustments related to pre-existing warranties (including changes in estimates)	(2.0)	(1.9)
Balance as of end of period	$9.0	$10.6
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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company pursued a motion for summary judgement on the deed of rectification claim and continues to pursue a claim against the U.K. law firm responsible for the error. As of July 2, 2022, the related accrued pension liability of £5.4 million or $6.5 million was included in pension and post-employment benefits within Other non-current liabilities on the Consolidated Balance Sheets.
In September 2022, the Company received a favorable court decision which removed completely and definitively the obligation to fund the increased pension benefit with retrospective effect to 1999. As a result of the judgment, and in accordance with authoritative guidance on contingencies, the Company reversed the liability and recorded a gain (reduction to SG&A expense in the Consolidated Statements of Operations) of £5.7 million or $6.7 million during fiscal 2023.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended July 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$583.9	$47.4	$631.3	$304.8	$—	$936.1
Service revenue	113.6	56.3	169.9	0.1	—	170.0
Net revenue	$697.5	$103.7	$801.2	$304.9	$—	$1,106.1

Gross profit	440.1	70.1	510.2	158.6	(30.0)	638.8
Gross margin	63.1%	67.6%	63.7%	52.0%		57.8%

Operating income			61.2	111.3	(90.1)	82.4
Operating margin			7.6%	36.5%		7.4%

	Year Ended July 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$739.7	$53.0	$792.7	$342.8	$—	$1,135.5
Service revenue	106.1	50.3	156.4	0.5	—	156.9
Net revenue	$845.8	$103.3	$949.1	$343.3	$—	$1,292.4

Gross profit	543.6	71.5	615.1	193.6	(35.2)	773.5
Gross margin	64.3%	69.2%	64.8%	56.4%		59.8%

Operating income			147.8	139.0	(101.8)	185.0
Operating margin			15.6%	40.5%		14.3%

	Year Ended July 3, 2021
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items	Consolidated GAAP Measures
Product revenue	$650.5	$40.6	$691.1	$360.3	$—	$1,051.4
Service revenue	96.1	50.7	146.8	0.7	—	147.5
Net revenue	$746.6	$91.3	$837.9	$361.0	$—	$1,198.9

Gross profit	474.2	59.9	534.1	218.1	(37.8)	714.4
Gross margin	63.5%	65.6%	63.7%	60.4%		59.6%

Operating income			92.2	161.3	(111.3)	142.2
Operating margin			11.0%	44.7%		11.9%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
Corporate reconciling items impacting gross profit:
Total segment gross profit	$668.8	$808.7	$752.2
Stock-based compensation	(4.8)	(5.2)	(4.8)
Amortization of intangibles	(24.6)	(30.0)	(33.2)
Other (charges) benefits unrelated to core operating performance(1)	(0.6)	—	0.2
GAAP gross profit	$638.8	$773.5	$714.4

Corporate reconciling items impacting operating income:
Total segment operating income	$172.5	$286.8	$253.5
Stock-based compensation	(51.2)	(52.3)	(48.3)
Amortization of intangibles	(33.3)	(39.7)	(66.5)
Change in fair value of contingent liability	4.5	(0.3)	5.3
Other benefits (charges) unrelated to core operating performance(1)	2.0	(9.6)	(3.4)
Restructuring and related (charges) benefits	(12.1)	0.1	1.6
GAAP operating income from continuing operations	$82.4	$185.0	$142.2

(1) During the years ended July 1, 2023, July 2, 2022, and July 3, 2021 other benefits (charges) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, reorganization, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.
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

	Years Ended
	July 1, 2023			July 2, 2022			July 3, 2021
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$303.5	$59.4	$362.9	$332.5	$56.4	$388.9	$275.8	$54.2	$330.0
Other Americas	60.3	14.9	75.2	82.2	14.6	96.8	72.7	12.9	85.6
Total Americas	$363.8	$74.3	$438.1	$414.7	$71.0	$485.7	$348.5	$67.1	$415.6

Asia-Pacific:
Greater China	$203.5	$7.4	$210.9	$247.5	$8.9	$256.4	$265.8	$11.2	$277.0
Other Asia	140.2	26.4	166.6	185.2	20.1	205.3	118.5	15.0	133.5
Total Asia-Pacific	$343.7	$33.8	$377.5	$432.7	$29.0	$461.7	$384.3	$26.2	$410.5

EMEA:	$228.6	$61.9	$290.5	$288.1	$56.9	$345.0	$318.6	$54.2	$372.8

Total net revenue	$936.1	$170.0	$1,106.1	$1,135.5	$156.9	$1,292.4	$1,051.4	$147.5	$1,198.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SICPA Holding SA Company (SICPA), a customer of the Company’s OSP segment, generated more than 10% of VIAVI net revenue from continuing operations during fiscal 2023, 2022 and 2021 as summarized below (in millions):

	Years Ended
	July 1, 2023	July 2, 2022	July 3, 2021
SICPA - OSP customer	$157.7	$178.4	$193.9
Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	July 1, 2023	July 2, 2022
United States	$166.9	$148.3
Other Americas	1.3	1.8
China	33.6	39.7
Other Asia-Pacific	4.0	4.5
United Kingdom	24.6	25.7
Other EMEA	12.6	8.9
Total property, plant and equipment, net	$243.0	$228.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Selected Quarterly Financial Information (unaudited)
The following table presents the Company’s selected quarterly financial information from the Consolidated Statements of Operations for fiscal 2023 and 2022 (in millions, except per share data):

	July 1, 2023	April 1, 2023	December 31, 2022	October 1, 2022	July 2, 2022	April 2, 2022	January 1, 2022	October 2, 2021

Net revenue	$263.6	$247.8	$284.5	$310.2	$335.3	$315.5	$314.8	$326.8
Gross profit	146.0	141.0	167.0	184.8	201.1	186.9	190.5	195.0
Net (loss) income	$(0.1)	$(15.4)	$8.4	$32.6	$16.5	$19.2	$34.6	$(54.8)

Net (loss) income per share - basic:
Net (loss) income (1)	$—	$(0.07)	$0.04	$0.14	$0.07	$0.08	$0.15	$(0.24)

Net (loss) income per share - diluted:
Net (loss) income (1)	$—	$(0.07)	$0.04	$0.14	$0.07	$0.08	$0.14	$(0.24)

Shares used in per-share calculation:
Basic	222.2	224.1	225.9	226.3	227.2	229.2	236.0	231.1
Diluted	222.2	224.1	227.1	230.4	231.3	236.8	242.3	231.1
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of July 1, 2023.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of July 1, 2023.
The effectiveness of the Company’s internal control over financial reporting as of July 1, 2023 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended July 1, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended July 1, 2023.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal One—Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2023 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended July 1, 2023. Information required by Item 405 of Regulation S-K is incorporated by reference to the section entitled “Beneficial Ownership Reporting Compliance” in the Proxy Statement.
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
(3)Exhibits:
See Item 15(b)

(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Separation and Distribution Agreement by and between JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	10-Q	3.1	2/7/2018
4.1	Indenture, dated as of March 3, 2017 between Viavi Solutions Inc. and Wells Fargo Bank, National Association as Trustee	8-K	4.1	3/6/2017
4.2	Form of 1.00% Senior Convertible Notes due 2024	8-K	4.2 (Incl. in 4.1)	3/6/2017
4.3	Indenture, dated as of March 6, 2023, between Viavi Solutions Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	3/7/2023
4.4	Form of 1.625% Senior Convertible Notes due 2026	8-K	4.2 (Incl. in 4.1)	3/7/2023
4.5	Indenture, dated as of September 29, 2021 between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
4.6	Form of 3.750% Senior Notes due 2029	8-K	4.2 (Inc. in 4.1)	9/29/2021
4.7	Description of Securities	10-K	4.6	8/24/2020

10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Employment Agreement between Henk Derksen and Viavi Solutions Inc., effective as of March 15, 2021	8-K	10.1	5/7/2021
10.3+	Amended and Restated 1998 Employee Stock Purchase Plan	10-K	10.3	8/27/2019
10.4+	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.5+	Restated 2003 Equity Incentive Plan	10-Q	10.1	2/6/2020
10.6+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement	8-K	10.3	6/20/2020
10.7	Tax Matters Agreement by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.8+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.9+	Form of Option Grant Notice and Option Agreement, by and between the Registrant and Oleg Khaykin	S-8	99.1	2/11/2016
10.10+	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.2	6/22/2020
10.11	Credit Agreement, dated December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
10-12+	Viavi Solutions Inc. Section 16 Officer Incentive Plan	10-Q	10.1	5/3/2023
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 17, 2023	VIAVI SOLUTIONS INC.

	By:	/s/ HENK DERKSEN
	Name:	HENK DERKSEN
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 17, 2023
Oleg Khaykin	(Principal Executive Officer)

/s/ HENK DERKSEN	Executive Vice President and Chief Financial Officer	August 17, 2023
Henk Derksen	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 17, 2023
Richard Belluzzo

/s/ KEITH BARNES	Director	August 17, 2023
Keith Barnes

/s/ LAURA BLACK	Director	August 17, 2023
Laura Black

/s/ TOR BRAHAM	Director	August 17, 2023
Tor Braham

/s/ DONALD COLVIN	Director	August 17, 2023
Donald Colvin

/s/ DOUGLAS GILSTRAP	Director	August 17, 2023
Douglas Gilstrap

/s/ MASOOD JABBAR	Director	August 17, 2023
Masood Jabbar

/s/ JOANNE SOLOMON	Director	August 17, 2023
Joanne Solomon