Form 10-Q
period 2023-09-30
VIAVI SOLUTIONS INC.
filed 2023-11-03
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 28, 2023, the Registrant had 222,394,571 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
Revenues:
Product revenue	$205.6	$267.7
Service revenue	42.3	42.5
Total net revenue	247.9	310.2
Cost of revenues:
Product cost of revenue	78.2	98.9
Service cost of revenue	21.8	19.4
Amortization of acquired technologies	3.5	7.1
Total cost of revenues	103.5	125.4
Gross profit	144.4	184.8
Operating expenses:
Research and development	49.9	52.6
Selling, general and administrative	77.2	80.2
Amortization of other intangibles	2.1	2.2
Restructuring and related benefits	(0.8)	—
Total operating expenses	128.4	135.0
Income from operations	16.0	49.8
Interest and other income, net	10.2	1.1
Interest expense	(7.8)	(6.1)
Income before income taxes	18.4	44.8
Provision for income taxes	8.6	12.2
Net income	$9.8	$32.6

Net income per share:
Basic	$0.04	$0.14
Diluted	$0.04	$0.14

Shares used in per share calculations:
Basic	222.0	226.3
Diluted	224.2	230.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
Net income	$9.8	$32.6
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(20.4)	(42.6)
Amortization of net actuarial (gains) losses and other pension adjustments	(0.1)	(0.3)
Net change in accumulated other comprehensive loss	(20.5)	(42.9)
Comprehensive loss	$(10.7)	$(10.3)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	September 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$520.6	$506.5
Short-term investments	20.5	14.6
Restricted cash	3.4	4.5
Accounts receivable, net	190.9	231.2
Inventories, net	113.5	116.1
Prepayments and other current assets	67.2	72.1
Total current assets	916.1	945.0
Property, plant and equipment, net	239.0	243.0
Goodwill, net	449.6	455.2
Intangibles, net	52.8	58.6
Deferred income taxes	86.1	87.0
Other non-current assets	58.5	61.7
Total assets	$1,802.1	$1,850.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.8	$47.2
Accrued payroll and related expenses	40.5	50.5
Deferred revenue	67.0	78.6
Accrued expenses	26.2	21.2
Short-term debt	96.2	96.2
Other current liabilities	41.2	49.8
Total current liabilities	310.9	343.5
Long-term debt	631.1	629.5
Other non-current liabilities	184.9	186.7
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at September 30, 2023 and July 1, 2023	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at September 30, 2023 and July 1, 2023, issued and outstanding	0.2	0.2
Additional paid-in capital	70,432.4	70,427.3
Accumulated deficit	(69,600.9)	(69,600.7)
Accumulated other comprehensive loss	(156.5)	(136.0)
Total stockholders’ equity	675.2	690.8
Total liabilities and stockholders’ equity	$1,802.1	$1,850.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 30, 2023	October 1, 2022
OPERATING ACTIVITIES:
Net income	$9.8	$32.6
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	9.8	8.5
Amortization of acquired technologies and other intangibles	5.6	9.3
Stock-based compensation	11.2	13.0
Amortization of debt issuance costs	1.9	0.6
Net change in fair value of contingent liabilities	(1.4)	0.5
Deferred taxes, net	1.2	2.1
Restructuring	(0.8)	—
Gain on legal settlement	—	(6.7)
Other	0.2	0.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	38.0	11.3
Inventories	(0.3)	(6.6)
Other current and non-currents assets	3.9	4.0
Accounts payable	(7.6)	5.4
Income taxes payable	(0.6)	(10.4)
Deferred revenue, current and non-current	(10.1)	(6.6)
Accrued payroll and related expenses	(9.1)	(25.7)
Accrued expenses and other current and non-current liabilities	(1.4)	(5.0)
Net cash provided by operating activities	$50.3	$26.6
INVESTING ACTIVITIES:
Purchases of short-term investments	$(52.3)	$—
Maturities of short-term investments	45.8	—
Capital expenditures	(6.7)	(14.8)
Proceeds from the sale of assets	0.6	0.6
Acquisitions, net of cash hold back	—	(15.5)
Net cash used in investing activities	$(12.6)	$(29.7)
FINANCING ACTIVITIES:
Repurchase and retirement of common stock	$(10.0)	$(18.7)
Withholding tax payment on vesting of restricted stock and performance based-awards	(9.1)	(11.1)
Proceeds from employee stock purchase plan	3.0	3.7
Payment of acquisition related obligations	—	(0.7)
Net cash used in financing activities	$(16.1)	$(26.8)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(9.3)	$(17.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	12.3	(47.8)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	515.6	572.8
Cash, cash equivalents and restricted cash at the end of the period (2)	$527.9	$525.0
(1)    These amounts include both current and non-current balances of restricted cash totaling $9.1 million and $12.9 million as of July 1, 2023 and July 2, 2022, respectively.
(2)    These amounts include both current and non-current balances of restricted cash totaling $7.3 million and $12.4 million as of September 30, 2023 and October 1, 2022, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended September 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net income	—	—	—	9.8	—	9.8
Other comprehensive loss	—	—	—	—	(20.5)	(20.5)
Shares issued under employee stock plans, net of tax	1.9	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	11.2	—	—	11.2
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at September 30, 2023	222.4	$0.2	$70,432.4	$(69,600.9)	$(156.5)	$675.2

Three Months Ended October 1, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	32.6	—	32.6
Other comprehensive loss	—	—	—	—	(42.9)	(42.9)
Shares issued under employee stock plans, net of tax	1.7	—	(7.3)	—	—	(7.3)
Stock-based compensation	—	—	13.0	—	—	13.0
Repurchase of common stock	(1.3)	—	—	(18.7)	—	(18.7)
Balance at October 1, 2022	226.8	$0.2	$70,375.9	$(69,528.4)	$(199.3)	$648.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three months ended September 30, 2023 and October 1, 2022 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 1, 2023.
There have been no material changes to the Company’s accounting policies during the three months ended September 30, 2023 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 1, 2023 on Form 10-K, filed with the SEC on August 17, 2023.
The Consolidated Balance Sheet as of July 1, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 30, 2023 and October 1, 2022 may not be indicative of results for the fiscal year ending June 29, 2024 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2024 is a 52-week year ending on June 29, 2024. The Company’s fiscal 2023 was a 52-week year ending on July 1, 2023.
Principles of Consolidation
The Consolidated Financial Statements include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Reclassification of Prior Period Balances
Certain reclassifications of prior period balances have been made to conform to current presentation. Refer to “Note 19. Operating Segments and Geographic Information” for further information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06 to modify the disclosure or presentation requirements of a variety of topics, which will allow users to more easily compare entities subject to the SEC's existing disclosures with those entities that were not previously subject to the SEC's requirements, and to align the requirements in the FASB accounting standard codification with the SEC's regulations. The effective date for each amendment will be the date on which the SEC removes that related disclosure from Regulation S-X or Regulation S-K. The Company is currently evaluating the provisions of the amendments and the impact on its future consolidated financial statements.

We reviewed all other accounting pronouncements issued during the three months ended September 30, 2023 and concluded that they were not applicable to the Company.
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended
	September 30, 2023	October 1, 2022
Numerator:
Net income	$9.8	$32.6
Denominator:
Weighted-average shares outstanding:
Basic	222.0	226.3
Shares issuable assuming conversion of convertible notes (1)	—	1.4
Effect of dilutive securities from stock-based compensation plans	2.2	2.7
Diluted	224.2	230.4

Net income per share:
Basic	$0.04	$0.14
Diluted	$0.04	$0.14
(1)    Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes), the 1.00% Senior Convertible Notes due 2024 (2024 Notes) and the 1.625% Senior Convertible Notes due 2026 (2026 Notes). As of September 30, 2023, the if-converted value is less than the outstanding principal of the 2024 and 2026 Notes, respectively, and are therefore anti-dilutive. Refer to “Note 11. Debt” for more details.

The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Restricted stock units	0.5	1.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended September 30, 2023, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 1, 2023	$(5.3)	$(125.4)	$(5.3)	$(136.0)
Other comprehensive loss before reclassification	—	(20.4)	—	(20.4)
Amounts reclassified out of accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Net current-period other comprehensive loss	—	(20.4)	(0.1)	(20.5)
Ending balance as of September 30, 2023	$(5.3)	$(145.8)	$(5.4)	$(156.5)
(1)     The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial gains included as a component of Cost of revenues, Research and development (R&D) and Selling, general and administrative (SG&A) in the Consolidated Statements of Operations, net of reclassification adjustments, for the three months ended September 30, 2023. There was no tax impact for the three months ended September 30, 2023. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

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
(1) Goodwill at acquisition date of $48.8 million reduced by measurement period adjustment of $0.5 million in the third quarter of fiscal 2023.

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful life):

	Estimated Useful Life	Amount
Developed technology	6 years	$25.0
Customer relationship	3 years	2.7
Tradename	2 years	0.5
Backlog	1 year	2.4
Total identifiable assets acquired		$30.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

On May 13, 2022 and May 20, 2022, the Company completed acquisitions accounted for as business combinations for cash paid at closing of $9.5 million, additional earn-outs of up to $3.3 million cash to be paid based on the occurrence or achievement of certain agreed upon targets and $2.0 million of indemnity holdback. In connection with these acquisitions, the Company recorded $10.0 million of goodwill, $7.3 million of developed technology and other intangibles and $1.6 million of deferred tax liability. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years.

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Beginning period balance	$19.7	$2.5
Fair value adjustment of earn-out liabilities	(1.4)	0.5
Currency translation adjustment	—	(0.1)
Ending period balance	$18.3	$2.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of September 30, 2023, and July 1, 2023, the Company had total unbilled receivables of $12.8 million and $13.7 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

September 30, 2023
Three Months Ended
Deferred revenue:
Balance at beginning of period	$102.0
Revenue deferrals for new contracts (1)	20.2
Revenue recognized during the period (2)	(31.7)
Balance at end of period	$90.5

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
The value of the transaction price allocated to remaining performance obligations as of September 30, 2023, was $226.6 million. The Company expects to recognize approximately 88% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 1, 2023	Charged to Costs and Expenses	Deductions (1)	September 30, 2023
Allowance for credit losses	$1.0	$0.4	$(0.1)	$1.3
(1)     Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	September 30, 2023	July 1, 2023
Finished goods	$51.7	$49.0
Work in process	15.2	17.7
Raw materials	46.6	49.4
Inventories, net	$113.5	$116.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	September 30, 2023	July 1, 2023
Refundable income taxes	$27.7	$27.6
Prepayments	15.2	16.5
Advances to contract manufacturers	10.2	9.8
Transaction tax receivables	3.9	5.1
Asset held for sale	2.5	2.5
Fair value of forward contracts	1.6	3.5
Other current assets	6.1	7.1
Prepayments and other current assets	$67.2	$72.1
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	September 30, 2023	July 1, 2023
Operating ROU assets (Note 12)	$38.1	$40.4
Long-term restricted cash	4.0	4.6
Deferred contract cost	2.5	2.9
Debt issuance cost - Revolving Credit Facility	2.5	2.8
Deposits	2.1	2.3
Other non-current assets	9.3	8.7
Other non-current assets	$58.5	$61.7
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	September 30, 2023	July 1, 2023
Operating lease liabilities (Note 12)	$10.0	$10.1
Fair value of forward contracts	5.2	2.4
Income tax payable	4.3	4.4
Acquisition related holdback and related accruals	4.4	4.1
Warranty accrual	4.1	4.2
Transaction tax payable	2.9	4.3
Restructuring accrual (Note 13)	1.5	5.8
Fair value of contingent consideration (Note 5)	0.9	1.1
Interest payable	0.4	5.5
Other	7.5	7.9
Other current liabilities	$41.2	$49.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	September 30, 2023	July 1, 2023
Pension and post-employment benefits	$52.0	$53.2
Operating lease liabilities (Note 12)	27.6	29.4
Long-term deferred revenue	23.5	23.4
Fair value of contingent consideration (Note 5)	17.4	18.6
Deferred tax liability	16.8	13.9
Financing obligation	15.7	15.8
Uncertain tax position	15.5	15.8
Warranty accrual	4.7	4.8
Asset retirement obligations	3.8	3.8
Other	7.9	8.0
Other non-current liabilities	$184.9	$186.7
Note 7. Investments and Forward Contracts
Short-Term Investments
As of September 30, 2023, the Company’s short-term investments of $20.5 million were comprised of a 30-day term deposit of $19.0 million and trading securities related to the deferred compensation plan of $1.5 million, of which $1.2 million was invested in equity securities, $0.1 million was invested in debt securities and $0.2 million was invested in money market instruments.
As of July 1, 2023, the Company’s short-term investments of $14.6 million were comprised of a 30-day term deposit of $13.1 million and trading securities related to the deferred compensation plan of $1.5 million, of which $1.2 million was invested in equity securities, $0.1 million was invested in debt securities and $0.2 million was invested in money market instruments.
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
As of September 30, 2023, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.6 million and $5.2 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of July 1, 2023, the fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 30, 2023 and July 1, 2023, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $101.2 million and $87.5 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $15.2 million and $19.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $3.6 million and $6.7 million for the three months ended September 30, 2023 and October 1, 2022, respectively.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of September 30, 2023 and July 1, 2023, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative (SG&A) expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	September 30, 2023				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds(2)	379.3	379.3	—	—	344.8	344.8	—	—
Trading securities(3)	1.5	1.5	—	—	1.5	1.5	—	—
Foreign currency forward contracts(4)	1.6	—	1.6	—	3.5	—	3.5	—
Total assets	$382.7	$380.8	$1.9	$—	$350.1	$346.3	$3.8	$—

Liabilities:
Foreign currency forward contracts(5)	$5.2	$—	$5.2	$—	$2.4	$—	$2.4	$—
Contingent consideration (6)	18.3	—	—	18.3	19.7	—	—	19.7
Total liabilities	$23.5	$—	$5.2	$18.3	$22.1	$—	$2.4	$19.7
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of September 30, 2023, $372.4 million in Cash and cash equivalents, $3.3 million in Restricted cash and $3.6 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of July 1, 2023, $336.5 million in Cash and cash equivalents, $4.3 million in Restricted cash and $4.0 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)    As of September 30, 2023 and July 1, 2023, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes) and 1.00% Senior Convertible Notes (2024 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented are as follows (in millions):

	September 30, 2023				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$325.7	$—	$325.7	$—	$341.8	$—	$341.8	$—
1.625% Senior Convertible Notes	239.1	—	239.1	—	262.7	—	262.7	—
1.00% Senior Convertible Notes	94.7	—	94.7	—	95.6	—	95.6	—
Total	$659.5	$—	$659.5	$—	$700.1	$—	$700.1	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2023	$398.0	$15.0	$42.2	$455.2
Currency translation and other adjustments (1)	(4.0)	(1.6)	—	(5.6)
Balance as of September 30, 2023	$394.0	$13.4	$42.2	$449.6
(1) Other adjustments include a reclass of $1.3 million from Service Enablement to Network Enablement due to a product line movement. See Note 19. “Operating Segments and Geographic Information” for further details.

The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2023, the Company performed a quantitative assessment of goodwill impairment and concluded the fair value of each of the Company’s reporting units was at least two times the carrying value, and therefore no impairment was identified.
There were no events or changes in circumstances which triggered an impairment review during the three months ended September 30, 2023.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of September 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$437.0	$(392.3)	$44.7
Customer relationships	193.0	(185.2)	7.8
Other (1)	39.0	(38.7)	0.3
Total intangibles	$669.0	$(616.2)	$52.8

As of July 1, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.5	$(390.2)	$48.3
Customer relationships	195.2	(185.9)	9.3
Other (1)	39.8	(38.8)	1.0
Total intangibles	$673.5	$(614.9)	$58.6
(1)     Other intangibles consist of customer backlog, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Cost of revenues	$3.5	$7.1
Operating expenses	2.1	2.2
Total amortization of intangible assets	$5.6	$9.3
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$14.6
2025	15.8
2026	11.3
2027	7.5
2028	3.0
Thereafter	0.6
Total amortization	$52.8
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of September 30, 2023 and July 1, 2023, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	September 30, 2023	July 1, 2023
Principal amount of 1.00% Senior Convertible Notes	$96.4	$96.4
Unamortized 1.00% Senior Convertible Notes debt issuance cost	(0.2)	(0.2)
Short-term debt	$96.2	$96.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(5.3)	(5.5)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(11.7)	(12.9)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(1.9)	(2.1)
Long-term debt	$631.1	$629.5
The Company was in compliance with all debt covenants as of September 30, 2023 and July 1, 2023.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The proceeds of the Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs to be recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear annual interest of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of September 30, 2023, the expected remaining term of the 2026 Notes is 2.5 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of September 30, 2023, the expected remaining term of the 2029 Notes is 6.0 years.

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
See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022. On June 1, 2023, the remaining 2023 Notes were retired upon maturity.
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
The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of September 30, 2023, the expected remaining term of the 2024 Notes is 0.4 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement below.
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
As of September 30, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $152.1 million, net of outstanding standby letters of credit of $4.1 million.
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
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs and accretion of debt discount (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Interest expense-contractual interest	$5.0	$4.6
Amortization of debt issuance cost	0.7	0.6
Accretion of debt discount	1.2	—
Other	0.9	0.9
Total interest expense	$7.8	$6.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense, cash flow and balance sheet information related to our operating leases are as follows (in millions):

	September 30, 2023	October 1, 2022
Operating lease costs(1)	$3.3	$3.3

Cash paid for amounts included in the measurement of operating lease liabilities	4.6	4.6
Operating ROU assets obtained in exchange for operating lease obligations	0.9	0.7

Operating ROU assets (Other non-current assets)	38.1	41.6

Other current liabilities	10.0	9.8
Other non-current liabilities	27.6	30.5
Total operating lease liabilities	$37.6	$40.3

Weighted-average remaining lease term	6.7 years	7.0 years
Weighted-average discount rate	4.8%	4.6%
(1) Total variable lease costs were immaterial during the three months ended September 30, 2023 and October 1, 2022. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of September 30, 2023 are as follows (in millions):

Operating Leases
Remainder of 2024	$7.7
Fiscal 2025	9.6
Fiscal 2026	7.2
Fiscal 2027	5.6
Fiscal 2028	3.9
Thereafter	9.8
Total lease payments	43.8
Less: Interest	(6.2)
Present value of lease liabilities	$37.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring and Related Charges
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. Restructuring charges primarily include severance, benefits and outplacement costs to eliminate a specified number of positions. The timing of associated cash payments is dependent upon the jurisdiction of the affected employees and can extend over multiple periods.
Fiscal 2023 Plan
During the second quarter of fiscal 2023, Management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Company expects approximately 5% of its global workforce to be affected.
The first phase of the Fiscal 2023 Plan impacted our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions and was substantially complete as of September 30, 2023. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our Service Enablement (SE) segment and the Company anticipates this phase to be substantially complete by the end of the second quarter of fiscal 2024.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of July 1, 2023	Restructuring and related benefits	Cash Settlements	Balance as of September 30, 2023
Fiscal 2023 Plan
NSE/Corp	$3.5	$(0.6)	$(2.4)	$0.5
OSP	0.6	—	(0.6)	—
Fiscal 2023 Plan Phase I	4.1	(0.6)	(3.0)	0.5
NSE/Corp	1.7	(0.2)	(0.5)	1.0
Fiscal 2023 Plan Phase II	1.7	(0.2)	(0.5)	1.0
Total (1)	$5.8	$(0.8)	$(3.5)	$1.5
(1)    Included in Other current liabilities on the Consolidated Balance Sheets as of September 30, 2023 and July 1, 2023.
Note 14. Income Taxes
The Company recorded an income tax provision of $8.6 million for the three months ended September 30, 2023. The Company recorded an income tax provision of $12.2 million for the three months ended October 1, 2022.
The income tax provision for the three months ended September 30, 2023 and October 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of September 30, 2023 and July 1, 2023, the Company’s unrecognized tax benefits totaled $50.7 million and $51.1 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3M accrued for the payment of interest and penalties as of September 30, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a stock repurchase plan (2022 Repurchase Plan) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the three months ended September 30, 2023, the Company repurchased 1.0 million shares of its common stock for $10.0 million under the 2022 Repurchase Plan. As of September 30, 2023, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
The 2022 Repurchase Plan replaced the $200 million stock repurchase plan that the Board previously authorized in September 2019 (2019 Repurchase Plan) and expired on September 30, 2022. During the three months ended October 1, 2022, the Company repurchased 1.3 million shares of its common stock for $18.7 million under the 2019 Repurchase Plan.
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
The Company generally estimates the fair value of stock-based awards based on the closing market price of the Company’s common stock on the grant date. In the case of performance-based awards that include a market condition, the Company will estimate the fair value of the award using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
Time-based restricted stock awards granted to eligible employees will generally vest in annual installments over a period of three to four years subject to the employees’ continuing service to the Company and do not have an expiration date. The Company's performance-based awards may include performance conditions, market conditions, time-based service conditions or a combination thereof and are generally expected to vest in annual installments over a period of three to four years. In addition, the actual number of shares awarded upon vesting of performance-based grants may vary from the target shares depending upon the achievement of the relevant performance or market-based conditions.
During the three months ended September 30, 2023 and October 1, 2022, the Company granted 2.9 million and 2.3 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended September 30, 2023 and October 1, 2022 were estimated to be $30.0 million and $33.8 million, respectively.
During the three months ended September 30, 2023 and October 1, 2022, the Company granted 0.8 million and 0.7 million performance-based awards, respectively. There were no performance-based shares attained over target during the three months ended September 30, 2023. There were 0.1 million performance-based shares attained over target during the three months ended October 1, 2022. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 30, 2023 and October 1, 2022 were estimated to be $9.7 million and $11.1 million, respectively.
As of September 30, 2023, $84.2 million of unrecognized stock-based compensation costs remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 30, 2023 and October 1, 2022, is as follows (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Cost of revenues	$1.2	$1.2
Research and development	2.1	2.3
Selling, general and administrative	7.9	9.5
Total stock-based compensation expense	$11.2	$13.0
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of September 30, 2023 and October 1, 2022.
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
As of September 30, 2023, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 30, 2023, the Company contributed $0.5 million to the U.K. plan and $0.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Interest cost	$0.9	$0.6
Expected return on plan assets	(0.5)	(0.4)
Amortization of net actuarial (gains) losses	(0.1)	0.1
Net periodic benefit cost	$0.3	$0.3
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $9.4 million related to its defined benefit pension plans during fiscal 2024 to make current benefit payments and fund future obligations. As of September 30, 2023, approximately $1.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2023.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18. Commitments and Contingencies
Legal Proceedings
Tel-Instruments Electronics Corp. Settlement
In July 2023, the Court of Appeals in the State of Kansas affirmed a lower court decision in a case filed by Aeroflex Wichita, (“Aeroflex”, a VIAVI subsidiary), against Tel-Instrument Electronics Corp. (TIC) and two of its employees with total damages of $7.3 million owed to VIAVI. The lower court case, filed by Aeroflex prior to the acquisition by VIAVI and affirmed by the Kansas Court of Appeals, awarded damages caused by tortious interference and improper use and disclosure of Aeroflex’s confidential and proprietary business information used by the defendants to win a competitive U.S. Army contract.
TIC did not file a petition to appeal the decision and acknowledged its obligation to pay damages in full. VIAVI subsequently then received total payments of $7.3 million from TIC and the two former employees and recorded a gain to Interest and other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.
U.K. Pension Settlement
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
In September 2022, the Company received a favorable court decision which removed completely and definitively the obligation to fund the increased pension benefit with retrospective effect to 1999. As a result of the judgment, and in accordance with authoritative guidance on contingencies, the Company reversed the liability and recorded a gain (reduction to SG&A expense in the Consolidated Statements of Operations) of £5.7 million or $6.7 million during the three months ended October 1, 2022.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of September 30, 2023, the Company had standby letters of credit of $6.9 million and performance bonds and other claims of $0.4 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022
Balance as of beginning of period	$9.0	$10.6
Provision for warranty	0.4	0.6
Utilization of reserve	(0.8)	(0.6)
Adjustments to pre-existing warranties (includes changes in estimates)	0.2	(1.1)
Balance as of end of period	$8.8	$9.5
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
Segment Reporting
The CODM manages the Company in two broad business categories: NSE and OSP. The CODM evaluates segment performance of the NSE business based on the combined segments (NE and SE) gross and operating margins. Operating expenses associated with the NSE business are not allocated to the individual segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on segment operating margin. The Company allocates corporate-level operating expenses to its segment results, except for certain non-core operating and non-operating activities as discussed below.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring and related charges (benefits), impairment of goodwill, non-operating income and expenses, changes in fair value of contingent consideration liabilities, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
The following tables present information on the Company’s reportable segments for the three months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended September 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$120.4	$7.7	$128.1	$77.5	$—	$205.6
Service revenue	29.6	12.7	42.3	—	—	42.3
Net revenue	$150.0	$20.4	$170.4	$77.5	$—	$247.9

Gross profit	$94.6	$13.7	$108.3	$40.7	$(4.6)	$144.4
Gross margin	63.1%	67.2%	63.6%	52.5%		58.2%

Operating income			$1.5	$29.3	$(14.8)	$16.0
Operating margin			0.9%	37.8%		6.5%

	Three Months Ended October 1, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue (2)	$166.3	$10.2	$176.5	$91.2	$—	$267.7
Service revenue (2)	30.2	12.2	42.4	0.1	—	42.5
Net revenue	$196.5	$22.4	$218.9	$91.3	$—	$310.2

Gross profit	$126.8	$14.8	$141.6	$51.8	$(8.6)	$184.8
Gross margin	64.5%	66.1%	64.7%	56.7%		59.6%

Operating income			$28.8	$38.6	$(17.6)	$49.8
Operating margin			13.2%	42.3%		16.1%
(1) Other items include charges (benefits) unrelated to core operating performance primarily consisting of stock-based compensation, amortization of acquisition-related intangibles, restructuring, changes in fair value of contingent consideration liabilities and other charges unrelated to core operating performance.
(2) Effective for the first quarter of fiscal 2024, management of certain products moved from the SE segment to the NE segment to better align with operational and go-to-market strategies. As a result, prior period balances have been recast to reflect the impact to product and service revenue, gross profit and gross margin.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	September 30, 2023	October 1, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$149.0	$193.4
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(3.5)	(7.1)
Other benefits (charges) unrelated to core operating performance (1)	0.1	(0.3)
GAAP gross profit	$144.4	$184.8

Corporate reconciling items impacting operating income:
Total segment operating income	$30.8	$67.4
Stock-based compensation	(11.2)	(13.0)
Amortization of intangibles	(5.6)	(9.3)
Change in fair value of contingent liability	1.4	(0.5)
Other (charges) benefits unrelated to core operating performance (1)	(0.2)	5.2
Restructuring and related benefits	0.8	—
GAAP operating income from continuing operations	$16.0	$49.8
(1)    During the three months ended September 30, 2023 and October 1, 2022, other benefits (charges) unrelated to core operating performance primarily consisted of certain acquisition and integration related charges, transformational initiatives such as site consolidations, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended September 30, 2023 and October 1, 2022 (in millions):

	Three Months Ended
	September 30, 2023			October 1, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$67.6	$15.2	$82.8	$81.0	$15.6	$96.6
Other Americas	13.7	4.0	17.7	23.1	3.3	26.4
Total Americas	$81.3	$19.2	$100.5	$104.1	$18.9	$123.0

Asia-Pacific:
Greater China	$49.4	$1.7	$51.1	$63.5	$2.1	$65.6
Other Asia-Pacific	28.3	6.5	34.8	40.0	6.0	46.0
Total Asia-Pacific	$77.7	$8.2	$85.9	$103.5	$8.1	$111.6

EMEA:	$46.6	$14.9	$61.5	$60.1	$15.5	$75.6

Total net revenue	$205.6	$42.3	$247.9	$267.7	$42.5	$310.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
On October 18, 2023, the Company announced that, effective November 7, 2023, Ilan Daskal would join the Company as Executive Vice President and Chief Financial Officer (CFO). Mr. Daskal will report to President and Chief Executive Officer, Oleg Khaykin, and oversee the global finance organization, including finance, accounting and reporting, tax, treasury, internal audit, investor relations and information technology.

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
•Our expectations related to our products, including costs associated with the development of new products, product yields, quality and other issues; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions between China and the U.S. and the ongoing military conflict between Russia and Ukraine and escalating armed conflict between Israel and Hamas, on our business, operations and financial results.
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

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
Overview
VIAVI is a global provider of network test, monitoring, and assurance solutions for communications service providers (CSPs), hyperscalers, network equipment manufacturers (NEMs), enterprises, original equipment manufacturers, government and avionics. We help these customers harness the power of instruments, automation, intelligence, and virtualization. VIAVI is also a leader in light management technologies for 3D sensing, anti-counterfeiting, consumer electronics, industrial, automotive, government and aerospace applications.
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the first quarter, our end markets spend environment continued to be challenging, particularly with the service providers in North America. Weaker demand created headwinds for our Fiber, Cable and Wireless Lab product revenues in our Network and Service Enablement (NSE) segment. In addition, OSP revenues continued to be impacted by the weaker demand for our anti-counterfeiting products as tight fiscal policies slowdown inventory consumption by customers.

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

Looking Ahead

We continue to be impacted by macroeconomic conditions and challenges. As we look ahead to our second fiscal quarter of 2024, we expect revenue to be relatively flat sequentially primarily due to continued slow recovery in service provider spend coupled with lower anti-counterfeiting demand as our customers work to adjust their year-end inventories.

For calendar year 2024, in addition to the factors mentioned above, we anticipate:
•Beginning of recovery in Wireless Lab products as major wireless NEMs continue 5G product development and begin to increase 6G investment;
•Increased demand for our avionics, military, and Position, Navigation and Timing (PNT) products;
•Recovery in our Fiber and Lab and Production product demand driven by strong optical demand by data center, optical NEMs, optical module, and semiconductor customers; and,
•Increased SE products demand as our new architecture begins to gain traction and acceptance with major customers.

Despite near-term macroeconomic headwinds, our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers in Wireless, Fiber, 3D sensing and PNT. We will continue to focus on executing against our strategic priorities over the long-term to:
•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
•Extend VIAVI technologies and platforms into adjacent markets and applications; and,
•Continued productivity improvements in Operations, Research & Development (R&D) and Selling, General and Administrative (SG&A).

Financial Highlights
First quarter fiscal 2024 results included the following notable items:
• Net revenue of $247.9 million, down $62.3 million or 20.1% year-over-year.
• GAAP operating margin of 6.5%, down 960 bps year-over-year.
• Non-GAAP operating margin of 12.4%, down 930 bps year-over-year.
• GAAP diluted EPS of $0.04, down $0.10 or 71.4% year-over-year.
• Non-GAAP diluted EPS of $0.09, down $0.14 or 60.9% year-over-year.
A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended
	September 30, 2023		October 1, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$16.0	6.5%	$49.8	16.1%
Stock-based compensation	11.2	4.5%	13.0	4.2%
Change in fair value of contingent liability	(1.4)	(0.6)%	0.5	0.1%
Other charges (benefits) unrelated to core operating performance (1)	0.2	0.1%	(5.2)	(1.7)%
Amortization of intangibles	5.6	2.2%	9.3	3.0%
Restructuring and related benefits	(0.8)	(0.3)%	—	—%
Total related to Cost of Revenue and Operating Expenses	14.8	5.9%	17.6	5.6%
Non-GAAP measures	$30.8	12.4%	$67.4	21.7%

	Three Months Ended
	September 30, 2023		October 1, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$9.8	$0.04	$32.6	$0.14
Items reconciling GAAP Net income and EPS to Non-GAAP Net income and EPS:
Stock-based compensation	11.2	0.05	13.0	0.06
Change in fair value of contingent liability	(1.4)	—	0.5	—
Other charges (benefits) unrelated to core operating performance (1)	0.2	—	(5.2)	(0.02)
Amortization of intangibles	5.6	0.02	9.3	0.04
Restructuring and related benefits	(0.8)	—	—	—
Litigation settlement (2)	(7.3)	(0.03)	—	—
Non-cash interest expense and other expense	1.2	0.01	—	—
Provision for income taxes	1.0	—	2.3	0.01
Total related to Net income and EPS	9.7	0.05	19.9	0.09
Non-GAAP measures	$19.5	$0.09	$52.5	$0.23
Shares used in per share calculation for Non-GAAP EPS		224.2		230.4
(1)    Other items include charges (benefits) unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, transformational initiatives such as site consolidations, accretion of debt discount, intangible impairment and loss on disposal of long-lived assets.
(2)     Favorable litigation settlement recorded as a gain to Interest and other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities and certain investing expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities. The Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance.
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
 The non-GAAP adjustments described in this Form 10-Q are excluded by the Company from its GAAP financial measures because the Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance. The non-GAAP adjustments are outlined below.
Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, equipment and intangibles that have been identified for disposal but remained in use until the date of disposal, (ii) charges such as severance, benefits and outplacement costs related to restructuring plans, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) changes in fair value of contingent consideration liabilities and (vii) other charges unrelated to our core operating performance comprised mainly of acquisition related transaction costs, integration costs related to acquired entities, litigation and legal settlements and other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations, and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
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
Non-GAAP financial measures are not in accordance with, preferable to, or an alternative for, generally accepted accounting principles in the United States. The GAAP measure most directly comparable to non-GAAP operating income is operating income. The GAAP measure most directly comparable to non-GAAP operating margin is operating margin. The GAAP measure most directly comparable to non-GAAP net income is net income. The GAAP measure most directly comparable to non-GAAP EPS is net income per share. The Company believes these GAAP measures alone are not fully indicative of its core operating expenses and performance and that providing non-GAAP financial measures in conjunction with GAAP measures provides valuable supplemental information regarding the Company’s overall performance.

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	Percent Change
Segment net revenue:
NE	$150.0	$196.5	$(46.5)	(23.7)%
SE	20.4	22.4	(2.0)	(8.9)%
OSP	77.5	91.3	(13.8)	(15.1)%
Total net revenue	$247.9	$310.2	$(62.3)	(20.1)%

Amortization of acquired technologies	$3.5	$7.1	$(3.6)	(50.7)%
Percentage of net revenue	1.4%	2.3%

Gross profit	$144.4	$184.8	$(40.4)	(21.9)%
Gross margin	58.2%	59.6%

Research and development	$49.9	$52.6	$(2.7)	(5.1)%
Percentage of net revenue	20.1%	17.0%

Selling, general and administrative	$77.2	$80.2	$(3.0)	(3.7)%
Percentage of net revenue	31.1%	25.9%

Amortization of other intangibles	$2.1	$2.2	$(0.1)	(4.5)%
Percentage of net revenue	0.8%	0.7%

Restructuring and related benefits	$(0.8)	$—	$(0.8)	NM
Percentage of net revenue	(0.3)%	—%

Interest and other income, net	$10.2	$1.1	$9.1	827.3%
Percentage of net revenue	4.1%	0.4%

Interest expense	$(7.8)	$(6.1)	$(1.7)	(27.9)%
Percentage of net revenue	3.1%	2.0%

Provision for income taxes	$8.6	$12.2	$(3.6)	(29.5)%
Percentage of net revenue	3.5%	3.9%

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
Three months ended September 30, 2023 and October 1, 2022
Net revenue decreased by $62.3 million, or 20.1%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease reflects the weakness in service provider spending and softness in anti-counterfeiting.
Product revenues decreased by $62.1 million, or 23.2%, during the three months ended September 30, 2023 compared to the same period a year ago, driven by decreases in all segments.
Service revenues remained relatively flat, decreasing $0.2 million, or 0.5%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease was driven by revenue decrease in our NE segment offset in part by revenue increase from our SE segment.
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
We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) product mix variability in our markets, which affects revenue and gross margin; (c) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (d) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (e) chip component shortages, supply chain and shipping logistic constraints; (f) the impact of ongoing global trade policies, tariffs and sanctions; and (g) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of 5G, 3D sensing and other emerging secular technologies and platforms.

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

	Three Months Ended
	September 30, 2023		October 1, 2022
Americas:
United States	$82.8	33.4%	$96.6	31.1%
Other Americas	17.7	7.1%	26.4	8.5%
Total Americas	$100.5	40.5%	$123.0	39.6%

Asia-Pacific:
Greater China	$51.1	20.6%	$65.6	21.2%
Other Asia-Pacific	34.8	14.1%	46.0	14.8%
Total Asia-Pacific	$85.9	34.7%	$111.6	36.0%

EMEA:	$61.5	24.8%	$75.6	24.4%

Total net revenue	$247.9	100.0%	$310.2	100.0%
Net revenue from customers outside the Americas represented 59.5% and 60.4% of net revenue, respectively, during the three months ended September 30, 2023 and October 1, 2022.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues decreased $3.6 million or 50.7% during the three months ended September 30, 2023 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Gross Margin
Gross margin decreased by 1.4 percentage points during the three months ended September 30, 2023 from 59.6% in the same period a year ago to 58.2% in the current period. The decrease was primarily due to gross margin reduction from our NE and OSP segments, partially offset by gross margin increase in our SE segment, as discussed below in the Operating Segment Information section.
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
Research and Development
R&D expense decreased by $2.7 million, or 5.1%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease was primarily due to benefits from our restructuring activities and variable expense reductions. As a percentage of net revenue, R&D expense increased by 3.1 percentage points during the three months ended September 30, 2023 compared to the same period a year ago.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $3.0 million, or 3.7%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease was primarily due to benefits from our restructuring activities, variable expense reductions including lower commissions, and the fair value adjustment of contingent consideration related to acquisitions. As a percentage of net revenue, SG&A increased 5.2 percentage points during the three months ended September 30, 2023 compared to the same period a year ago.

Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $0.1 million or 4.5% during the three months ended September 30, 2023 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Restructuring
The Company restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During the second quarter of fiscal 2023, Management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Fiscal 2023 Plan, which affected approximately 5% of the Company's workforce, resulted in an estimated annualized gross cost savings of approximately $28.0 million excluding any one-time charges as a result of the restructuring activities.
The first phase of the Fiscal 2023 Plan impacted all segments and corporate functions and was substantially complete as of September 30, 2023. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment and the Company anticipates this phase to be substantially complete by the end of the second quarter of fiscal 2024.
We estimate future cash payments of $1.5 million under the Fiscal 2023 Plan during the remainder of fiscal 2024, funded by operating cash flow.

During the three months ended September 30, 2023, the Company recorded restructuring benefits of $0.8 million related to the FY 2023 Plan. Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net

Interest and other income, net, was $10.2 million during the three months ended September 30, 2023 compared to $1.1 million during the same period a year ago. This $9.1 million increase was primarily driven by a legal settlement in our favor in the amount of $7.3 million and higher interest income during the current period partially offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $1.7 million, or 27.9%, during the three months ended September 30, 2023 compared to the same period a year ago. This increase was primarily driven by the accretion of debt discount on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023.

Provision for Income Taxes
We recorded an income tax provision of $8.6 million for the three months ended September 30, 2023. We recorded an income tax provision of $12.2 million for the three months ended October 1, 2022.
The income tax provision for the three months ended September 30, 2023 and October 1, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of September 30, 2023, and July 1, 2023, our unrecognized tax benefits totaling $50.7 million and $51.1 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $3.0 million accrued for the payment of interest and penalties as of September 30, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Operating Segment Information
Information related to our operating segments were as follows (in millions):

	Three Months Ended
	September 30, 2023	October 1, 2022	Change	Percentage Change
Network Enablement
Net revenue	$150.0	$196.5	$(46.5)	(23.7)%
Gross profit	94.6	126.8	(32.2)	(25.4)%
Gross margin	63.1%	64.5%

Service Enablement
Net revenue	$20.4	$22.4	$(2.0)	(8.9)%
Gross profit	13.7	14.8	(1.1)	(7.4)%
Gross margin	67.2%	66.1%

Network and Service Enablement
Net revenue	$170.4	$218.9	$(48.5)	(22.2)%
Operating income	1.5	28.8	(27.3)	(94.8)%
Operating margin	0.9%	13.2%

Optical Security and Performance
Net revenue	$77.5	$91.3	$(13.8)	(15.1)%
Gross profit	40.7	51.8	(11.1)	(21.4)%
Gross margin	52.5%	56.7%
Operating income	$29.3	$38.6	$(9.3)	(24.1)%
Operating margin	37.8%	42.3%

Network Enablement
NE net revenue decreased by $46.5 million, or 23.7%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease was primarily driven by lower volumes in Wireless, Field Instruments and Lab and Production partially offset by PNT revenue not included in the comparable period.
NE gross margin decreased by 1.4 percentage points during the three months ended September 30, 2023 to 63.1% from 64.5% in the same period a year ago primarily due to lower volumes and unfavorable product mix.
Service Enablement
SE net revenue decreased by $2.0 million, or 8.9%, during the three months ended September 30, 2023 compared to the same period a year ago primarily due to lower Assurance revenues offset in part by increased Data Center revenues.
SE gross margin increased by 1.1 percentage points during the three months ended September 30, 2023 to 67.2% from 66.1% in the same period a year ago primarily due to favorable product mix.
Network and Service Enablement
NSE operating margin decreased by 12.3 percentage points during the three months ended September 30, 2023 to 0.9% from 13.2% in the same period a year ago primarily due to lower volumes.
Optical Security and Performance Products
OSP net revenue decreased by $13.8 million, or 15.1%, during the three months ended September 30, 2023 compared to the same period a year ago. This decrease was primarily driven by lower anti-counterfeiting and consumer and industrial revenue compared to the same period a year ago.
OSP gross margin decreased by 4.2 percentage points during the three months ended September 30, 2023 to 52.5% from 56.7% in the same period a year ago primarily due to unfavorable manufacturing variances and lower volumes.
OSP operating margin decreased by 4.5 percentage points during the three months ended September 30, 2023 to 37.8% from 42.3% in the same period a year ago primarily due to the aforementioned reduction in gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, fund debt maturities, and execution of purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•While the principal payment obligations of our 1.00% Senior Convertible Notes due 2024, our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) are substantial and have covenants that restrict our debt level and credit facility capacity, we may be able to incur substantially more debt;
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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of September 30, 2023, U.S. subsidiaries owned approximately 32.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 30, 2023, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended September 30, 2023, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of September 30, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $152.1 million, net of outstanding standby letters of credit of $4.1 million.
Refer to “Note 11. Debt” for more information.

Cash Flows for the Three Months Ended September 30, 2023
As of September 30, 2023, our combined balance of cash and cash equivalents and restricted cash increased by $12.3 million to $527.9 million from $515.6 million as of July 1, 2023.
During the three months ended September 30, 2023, Cash provided by operating activities was $50.3 million, consisting of net income of $9.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) which totaled $27.7 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $12.8 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $38.0 million due to collections outpacing billings and a decrease in other current and non-current assets of $3.9 million. These were offset by a decrease in deferred revenue of $10.1 million due to timing of support billings and project acceptance, a decrease in accrued payroll and related expenses of $9.1 million due primarily to lower variable expenses and timing of payroll, a decrease in accounts payable of $7.6 million driven by timing of purchases and related payments, a decrease in accrued expenses and other current and non-current liabilities of $1.4 million, an increase in inventory of $0.3 million and a decrease in income taxes payable of $0.6 million.
During the three months ended September 30, 2023, Cash used in investing activities was $12.6 million, primarily resulting from $6.5 million net purchases of short-term investments and $6.7 million used for capital expenditures offset by $0.6 million proceeds from sales of assets.
During the three months ended September 30, 2023, Cash used in financing activities was $16.1 million, primarily resulting from $10.0 million cash paid to repurchase common stock under our share repurchase program and $9.1 million in withholding tax payments on the vesting of restricted stock awards and performance-based awards. These were offset by $3.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
During the three months ended September 30, 2023, we repurchased 1.0 million shares of our common stock for $10.0 million pursuant to our 2022 Repurchase Plan. As of September 30, 2023, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2024.
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
The U.K. plan is fully funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 30, 2023, our pension plans were under-funded by $52.0 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 30, 2023, the fair value of plan assets had decreased approximately 4.9% since July 1, 2023, our most recent fiscal year end.
We are also responsible for the non-pension PBO assumed from a past acquisition of $0.4 million.
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
As part of the annual impairment test, the Company performed a quantitative assessment of goodwill impairment for all reporting units during the fourth quarter of fiscal 2023.

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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended July 1, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.
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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, the escalating armed conflict between Israel and Hamas, resulting in instability in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that could permit sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. International conflict has resulted in (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results. Moreover, domestically, U.S. political dissension on raising the debt ceiling may increase the possibility of a government shutdown, default by the U.S. government on its debt obligations, or related credit-rating downgrades, all of which could also have adverse effects on the broader global economy and contribute to, or worsen, an economic recession.

COVID-19 has and may continue to adversely affect how we and our customers are operating our businesses.

The worldwide spread of the COVID-19 virus resulted in a global slowdown of economic activity which led, at times, to slowdowns in shipping and commercial activities.
The lingering impacts of COVID-19 may continue to adversely affect the financial markets in many countries. In addition, the emergence of new and potentially more contagious variants of the virus, new shutdowns or quarantines, and the resulting staffing and labor supply challenges may impact our suppliers and our ability to source materials in a timely manner, may negatively impact manufacturing or shipment of our products and hence adversely affect our results of operations and financial conditions.
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
•Fiscal policy constraints that impact or slow customer inventory consumption;
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
•Changing market and economic conditions, including the impacts due to tariffs, the ongoing conflict between Russia and Ukraine, the escalating armed conflict between Israel and Hamas; tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
•Ability of our customers, partners, manufacturers and suppliers to purchase, market, sell, manufacture and/or supply our products and services, including as a result of disruptions arising from supply chain constraints;
•Financial stability of our customers, including the solvency of private sector customers and statutory authority for government customers to purchase goods and services; and
•Factors beyond our control resulting from pandemics and similar outbreaks, manufacturing restrictions, travel restrictions and shelter-in-place orders to control the spread of a disease regionally and globally, and limitations on the ability of our employees and our suppliers’ and customers’ employees to work and travel.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of October 28, 2023, we had 1,692 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended September 30, 2023 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
July 2 - July 29, 2023	—	—	—	234.8
July 30 - August 26, 2023	—	—	—	234.8
August 27 - September 30, 2023	1.0	$9.86	1.0	224.8
Total	1.0		1.0
(1) Share repurchases for the three months ended September 30, 2023 were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On September 12, 2023, Paul A. McNab, Executive Vice President, Chief Marketing and Strategy Officer of VIAVI, entered into a prearranged trading plan (the “10b5-1 Plan”) that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 8,374 shares of common stock. The 10b5-1 Plan begins on September 12, 2023, and expires when all of the shares are sold or on December 29, 2023, whichever occurs first. The earliest date that sales could occur under this plan is December 12, 2023.
The Rule 10b5-1 trading arrangement described above was adopted and precleared in accordance with VIAVI’s Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in future Section 16 filings with the SEC.

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

Date: November 3, 2023	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ PAM AVENT
	Name:	PAM AVENT
	Title:	Interim Chief Financial and Accounting Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)