Form 10-Q
period 2023-12-30
VIAVI SOLUTIONS INC.
filed 2024-02-02
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 27, 2024, the Registrant had 222,565,774 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Revenues:
Product revenue	$210.9	$241.5	$416.5	$509.2
Service revenue	43.6	43.0	85.9	85.5
Total net revenue	254.5	284.5	502.4	594.7
Cost of revenues:
Product cost of revenue	83.2	92.5	161.4	191.4
Service cost of revenue	19.9	19.3	41.7	38.7
Amortization of acquired technologies	3.4	5.7	6.9	12.8
Total cost of revenues	106.5	117.5	210.0	242.9
Gross profit	148.0	167.0	292.4	351.8
Operating expenses:
Research and development	49.5	51.9	99.4	104.5
Selling, general and administrative	74.8	90.0	152.0	170.2
Amortization of other intangibles	1.4	2.2	3.5	4.4
Restructuring and related benefits	(0.1)	—	(0.9)	—
Total operating expenses	125.6	144.1	254.0	279.1
Income from operations	22.4	22.9	38.4	72.7
Interest and other income, net	3.8	2.2	14.0	3.3
Interest expense	(7.9)	(6.2)	(15.7)	(12.3)
Income before income taxes	18.3	18.9	36.7	63.7
Provision for income taxes	7.6	10.5	16.2	22.7
Net income	$10.7	$8.4	$20.5	$41.0

Net income per share:
Basic	$0.05	$0.04	$0.09	$0.18
Diluted	$0.05	$0.04	$0.09	$0.18

Shares used in per share calculations:
Basic	222.5	225.9	222.2	226.1
Diluted	223.5	227.1	223.9	228.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Net income	$10.7	$8.4	$20.5	$41.0
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	29.7	43.3	9.3	0.7
Amortization of net actuarial gains and other pension adjustments	—	—	(0.1)	(0.3)
Net change in accumulated other comprehensive loss	29.7	43.3	9.2	0.4
Comprehensive income	$40.4	$51.7	$29.7	$41.4

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 30, 2023	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$543.7	$506.5
Short-term investments	25.0	14.6
Restricted cash	3.1	4.5
Accounts receivable, net	208.9	231.2
Inventories, net	115.1	116.1
Prepayments and other current assets	69.5	72.1
Total current assets	965.3	945.0
Property, plant and equipment, net	236.5	243.0
Goodwill, net	455.2	455.2
Intangibles, net	48.2	58.6
Deferred income taxes	90.4	87.0
Other non-current assets	60.6	61.7
Total assets	$1,856.2	$1,850.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43.8	$47.2
Accrued payroll and related expenses	46.6	50.5
Deferred revenue	60.8	78.6
Accrued expenses	21.9	21.2
Short-term debt	96.3	96.2
Other current liabilities	42.7	49.8
Total current liabilities	312.1	343.5
Long-term debt	632.8	629.5
Other non-current liabilities	183.3	186.7
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at December 30, 2023 and July 1, 2023	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 223 million shares at December 30, 2023 and 222 million shares at July 1, 2023, issued and outstanding	0.2	0.2
Additional paid-in capital	70,444.8	70,427.3
Accumulated deficit	(69,590.2)	(69,600.7)
Accumulated other comprehensive loss	(126.8)	(136.0)
Total stockholders’ equity	728.0	690.8
Total liabilities and stockholders’ equity	$1,856.2	$1,850.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 30, 2023	December 31, 2022
OPERATING ACTIVITIES:
Net income	$20.5	$41.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.5	17.1
Amortization of acquired technologies and other intangibles	10.4	17.2
Stock-based compensation	23.7	26.0
Amortization of debt issuance costs	3.8	1.2
Net change in fair value of contingent liabilities	(8.4)	1.8
Deferred taxes, net	3.1	3.3
Restructuring	(0.9)	—
Gain on legal settlement	—	(6.7)
Other	2.3	2.9
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	22.8	42.2
Inventories	(0.7)	(14.4)
Other current and non-currents assets	1.3	12.0
Accounts payable	(2.4)	(6.9)
Income taxes payable	(0.3)	(9.0)
Deferred revenue, current and non-current	(17.5)	(8.3)
Accrued payroll and related expenses	(4.4)	(21.6)
Accrued expenses and other current and non-current liabilities	(2.1)	(25.0)
Net cash provided by operating activities	$70.7	$72.8
INVESTING ACTIVITIES:
Purchases of short-term investments	$(115.0)	$—
Maturities of short-term investments	105.3	—
Capital expenditures	(12.5)	(32.9)
Proceeds from the sale of assets	1.9	2.4
Acquisitions, net of cash hold back	—	(64.4)
Purchase price adjustment related to business acquisition	—	(1.0)
Net cash used in investing activities	$(20.3)	$(95.9)
FINANCING ACTIVITIES:
Repurchase and retirement of common stock	$(10.0)	$(43.9)
Withholding tax payment on vesting of restricted stock and performance based-awards	(9.3)	(11.2)
Payment of financing obligations	(0.1)	(0.1)
Proceeds from employee stock purchase plan	3.0	3.7
Payment of acquisition related obligations	(1.0)	(0.7)
Payment of acquisition related contingent consideration	(0.9)	(0.5)
Net cash used in financing activities	$(18.3)	$(52.7)
Effect of exchange rates on cash, cash equivalents and restricted cash	$4.9	$(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	37.0	(75.9)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	515.6	572.8
Cash, cash equivalents and restricted cash at the end of the period (2)	$552.6	$496.9
(1)These amounts include both current and non-current balances of restricted cash totaling $9.1 million and $12.9 million as of July 1, 2023 and July 2, 2022, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $8.9 million and $12.8 million as of December 30, 2023 and December 31, 2022, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at September 30, 2023	222.4	$0.2	$70,432.4	$(69,600.9)	$(156.5)	$675.2
Net income	—	—	—	10.7	—	10.7
Other comprehensive income	—	—	—	—	29.7	29.7
Shares issued under employee stock plans, net of tax	0.2	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	12.6	—	—	12.6
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0

Three Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at October 1, 2022	226.8	$0.2	$70,375.9	$(69,528.4)	$(199.3)	$648.4
Net income	—	—	—	8.4	—	8.4
Other comprehensive income	—	—	—	—	43.3	43.3
Shares issued under employee stock plans, net of tax	0.2	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	13.1	—	—	13.1
Repurchase of common stock	(2.2)	—	—	(25.2)	—	(25.2)
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8

Six Months Ended December 30, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net income	—	—	—	20.5	—	20.5
Other comprehensive income	—	—	—	—	9.2	9.2
Shares issued under employee stock plans, net of tax	2.1	—	(6.3)	—	—	(6.3)
Stock-based compensation	—	—	23.8	—	—	23.8
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0

Six Months Ended December 31, 2022
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net loss	—	—	—	41.0	—	41.0
Other comprehensive income	—	—	—	—	0.4	0.4
Shares issued under employee stock plans, net of tax	1.9	—	(7.5)	—	—	(7.5)
Stock-based compensation	—	—	26.1	—	—	26.1
Repurchase of common stock	(3.5)	—	—	(43.9)	—	(43.9)
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and six months ended December 30, 2023 and December 31, 2022 is unaudited, and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information, please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K, for the year ended July 1, 2023.
There have been no material changes to the Company’s accounting policies during the three and six months ended December 30, 2023 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 1, 2023 on Form 10-K, filed with the SEC on August 17, 2023.
The Consolidated Balance Sheet as of July 1, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 30, 2023 and December 31, 2022 may not be indicative of results for the fiscal year ending June 29, 2024 or any future periods.
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
Reclassification of Prior Period Balances
Certain reclassifications of prior period balances have been made to conform to current presentation. Refer to “Note 9. Goodwill” and “Note 19. Operating Segments and Geographic Information” for further information.
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that effect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenues and expenses and the disclosure of commitments and contingencies during the reporting periods. Estimates are based on historical factors, current circumstances and the experience and judgment of management. Under changed conditions the Company’s reported financial positions or results of operations may be materially impacted when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more readily available information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity, and derivatives. The amendments will align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited. As we are currently subject to these SEC requirements, this ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses that are regularly provided to the Company’s Chief Executive Officer, as the Company’s Chief Operating Decision Maker (CODM) and included within segment profit and loss. This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early and retrospective adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

We reviewed all other accounting pronouncements issued during the six months ended December 30, 2023 and concluded that they were not applicable to the Company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Numerator:
Net income	$10.7	$8.4	$20.5	$41.0
Denominator:
Weighted-average shares outstanding:
Basic	222.5	225.9	222.2	226.1
Shares issuable assuming conversion of convertible notes (1)	—	—	—	0.7
Effect of dilutive securities from stock-based compensation plans	1.0	1.2	1.7	2.0
Diluted	223.5	227.1	223.9	228.8

Net income per share:
Basic	$0.05	$0.04	$0.09	$0.18
Diluted	$0.05	$0.04	$0.09	$0.18
(1)Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes), the 1.00% Senior Convertible Notes due 2024 (2024 Notes) and the 1.625% Senior Convertible Notes due 2026 (2026 Notes). As of December 30, 2023, the if-converted value is less than the outstanding principal of the 2024 and 2026 Notes, respectively, and are therefore anti-dilutive. Refer to “Note 11. Debt” for more details.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Restricted stock units	5.6	5.0	3.1	3.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the six months ended December 30, 2023, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 1, 2023	$(5.3)	$(125.4)	$(5.3)	$(136.0)
Other comprehensive income before reclassification	—	9.3	—	9.3
Amounts reclassified out of accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Net current-period other comprehensive income (loss)	—	9.3	(0.1)	9.2
Ending balance as of December 30, 2023	$(5.3)	$(116.1)	$(5.4)	$(126.8)
(1)The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial gains included as a component of Cost of revenues, Research and development (R&D) and Selling, general and administrative (SG&A) in the Consolidated Statements of Operations, net of reclassification adjustments, for the six months ended December 30, 2023. There was no tax impact for the six months ended December 30, 2023. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

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
The total purchase consideration included approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million for which future cash payments are dependent on the achievement of certain operational and revenue targets over the course of a three-year period beginning in January 2023. The cash consideration paid at closing included escrow payments of $5.0 million for indemnity holdback and $2.0 million subject to final cash and net working capital adjustments. The acquisition has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In connection with this acquisition, the Company recorded approximately $48.3 million of goodwill and $30.6 million of developed technology and other intangibles. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years.
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Network Enablement segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. The goodwill was deductible for U.S. income tax purposes.
The Company has included the financial results of Jackson Labs in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.
Other Acquisitions:

On March 29, 2023, April 21, 2023 and June 8, 2023, the Company completed acquisitions accounted for as asset purchases consisting of an aggregate cash paid at closing of $2.9 million and $0.2 million of indemnity holdback. In connection with these acquisitions, the Company recorded developed technology intangibles of $2.5 million which are being amortized over their estimated useful life of five years.

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

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and six months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Beginning period balance	$18.3	$2.9	$19.7	$2.5
Additions to Contingent Consideration	—	29.4	—	29.4
Payments of Contingent Consideration	(0.7)	(0.5)	(0.7)	(0.5)
Fair value adjustment of earn-out liabilities	(7.0)	1.3	(8.4)	1.8
Currency translation adjustment	—	0.1	—	—
Ending period balance	$10.6	$33.2	$10.6	$33.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of December 30, 2023, and July 1, 2023, the Company had total unbilled receivables of $13.6 million and $13.7 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following tables summarize the activity related to deferred revenue (in millions):

	December 30, 2023
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$90.5	$102.0
Revenue deferrals for new contracts (1)	24.7	44.9
Revenue recognized during the period (2)	(30.5)	(62.2)
Balance at end of period	$84.7	$84.7

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
The value of the transaction price allocated to remaining performance obligations as of December 30, 2023, was $248.4 million. The Company expects to recognize approximately 89% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 1, 2023	Charged to Costs and Expenses	Deductions (1)	December 30, 2023
Allowance for credit losses	$1.0	$0.8	$(0.2)	$1.6
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	December 30, 2023	July 1, 2023
Finished goods	$53.4	$49.0
Work in process	16.6	17.7
Raw materials	45.1	49.4
Inventories, net	$115.1	$116.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	December 30, 2023	July 1, 2023
Refundable income taxes	$28.3	$27.6
Prepayments	14.0	16.5
Advances to contract manufacturers	8.2	9.8
Fair value of forward contracts	5.4	3.5
Transaction tax receivables	3.7	5.1
Asset held for sale	2.5	2.5
Other current assets	7.4	7.1
Prepayments and other current assets	$69.5	$72.1
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	December 30, 2023	July 1, 2023
Operating ROU assets (Note 12)	$37.5	$40.4
Long-term restricted cash	5.8	4.6
Deposits	2.6	2.3
Deferred contract cost	2.5	2.9
Debt issuance cost - Revolving Credit Facility	2.3	2.8
Other non-current assets	9.9	8.7
Other non-current assets	$60.6	$61.7
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	December 30, 2023	July 1, 2023
Operating lease liabilities (Note 12)	$10.0	$10.1
Interest payable	5.4	5.5
Income tax payable	4.5	4.4
Warranty accrual	4.0	4.2
Acquisition related holdback and related accruals	3.0	4.1
Transaction tax payable	2.6	4.3
Fair value of forward contracts	2.0	2.4
Restructuring accrual (Note 13)	1.2	5.8
Fair value of contingent consideration (Note 5)	—	1.1
Other	10.0	7.9
Other current liabilities	$42.7	$49.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	December 30, 2023	July 1, 2023
Pension and post-employment benefits	$54.9	$53.2
Operating lease liabilities (Note 12)	27.0	29.4
Long-term deferred revenue	23.9	23.4
Deferred tax liability	19.1	13.9
Uncertain tax position	15.9	15.8
Financing obligation	15.8	15.8
Fair value of contingent consideration (Note 5)	10.6	18.6
Warranty accrual	4.5	4.8
Asset retirement obligations	3.9	3.8
Other	7.7	8.0
Other non-current liabilities	$183.3	$186.7
Note 7. Investments and Forward Contracts
Short-Term Investments
As of December 30, 2023, the Company’s short-term investments of $25.0 million were comprised of a 30-day term deposit of $23.3 million and trading securities related to the deferred compensation plan of $1.7 million, of which $1.5 million was invested in equity securities, $0.1 million was invested in debt securities and $0.1 million was invested in money market instruments.
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
As of December 30, 2023, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $5.4 million and $2.0 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of July 1, 2023, the fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 30, 2023 and July 1, 2023, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $96.4 million and $87.5 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $82.4 million and $19.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $3.4 million and loss of $0.1 million for the three and six months ended December 30, 2023, respectively, and a gain of $6.0 million and loss of $0.7 million for the three and six months ended December 31, 2022, respectively.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of December 30, 2023 and July 1, 2023, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative (SG&A) expense of the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	December 30, 2023				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds(2)	377.7	377.7	—	—	344.8	344.8	—	—
Trading securities(3)	1.7	1.7	—	—	1.5	1.5	—	—
Foreign currency forward contracts(4)	5.4	—	5.4	—	3.5	—	3.5	—
Total assets	$385.1	$379.4	$5.7	$—	$350.1	$346.3	$3.8	$—

Liabilities:
Foreign currency forward contracts(5)	$2.0	$—	$2.0	$—	$2.4	$—	$2.4	$—
Contingent consideration (6)	10.6	—	—	10.6	19.7	—	—	19.7
Total liabilities	$12.6	$—	$2.0	$10.6	$22.1	$—	$2.4	$19.7
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of December 30, 2023, $370.6 million in Cash and cash equivalents, $3.0 million in Restricted cash and $4.1 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of July 1, 2023, $336.5 million in Cash and cash equivalents, $4.3 million in Restricted cash and $4.0 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)As of December 30, 2023, included in Other non-current liabilities on the Consolidated Balance Sheets. As of July 1, 2023, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

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

	December 30, 2023				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$351.5	$—	$351.5	$—	$341.8	$—	$341.8	$—
1.625% Senior Convertible Notes	249.7	—	249.7	—	262.7	—	262.7	—
1.00% Senior Convertible Notes	95.4	—	95.4	—	95.6	—	95.6	—
Total	$696.6	$—	$696.6	$—	$700.1	$—	$700.1	$—
See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement (1)	Service Enablement (1)	Optical Security and Performance Products	Total
Balance as of July 1, 2023	$399.2	$13.8	$42.2	$455.2
Currency translation	1.0	—	—	1.0
Other adjustment (2)	—	(1.0)	—	(1.0)
Balance as of December 30, 2023	$400.2	$12.8	$42.2	$455.2
(1)Balance as of July 1, 2023 adjusted to reflect a reclass of $1.2 million from Service Enablement to Network Enablement due to a product line movement (see Note 19. “Operating Segments and Geographic Information” for further details).
(2)Adjustment related to Goodwill acquired as part of a prior acquisition.

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
There were no events or changes in circumstances which triggered an impairment review during the three and six months ended December 30, 2023.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of December 30, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.9	$(397.5)	$41.4
Customer relationships	195.5	(189.0)	6.5
Other (1)	39.8	(39.5)	0.3
Total intangibles	$674.2	$(626.0)	$48.2

As of July 1, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.5	$(390.2)	$48.3
Customer relationships	195.2	(185.9)	9.3
Other (1)	39.8	(38.8)	1.0
Total intangibles	$673.5	$(614.9)	$58.6
(1)Other intangibles consist of customer backlog, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Cost of revenues	$3.4	$5.7	$6.9	$12.8
Operating expenses	1.4	2.2	3.5	4.4
Total amortization of intangible assets	$4.8	$7.9	$10.4	$17.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 30, 2023, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$9.6
2025	15.9
2026	11.4
2027	7.6
2028	3.0
Thereafter	0.7
Total amortization	$48.2
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of December 30, 2023 and July 1, 2023, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	December 30, 2023	July 1, 2023
Principal amount of 1.00% Senior Convertible Notes	$96.4	$96.4
Unamortized 1.00% Senior Convertible Notes debt issuance cost	(0.1)	(0.2)
Short-term debt	$96.3	$96.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(5.0)	(5.5)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(10.5)	(12.9)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(1.7)	(2.1)
Long-term debt	$632.8	$629.5
The Company was in compliance with all debt covenants as of December 30, 2023 and July 1, 2023.

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
The proceeds of the Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs to be recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized and will be amortized to interest expense using the straight-line method until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear annual interest of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of December 30, 2023, the expected remaining term of the 2026 Notes is 2.2 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs of $7.0 million. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of December 30, 2023, the expected remaining term of the 2029 Notes is 5.8 years.
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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs. The debt issuance costs were capitalized and amortized to interest expense using the straight-line method from issuance date through maturity on June 1, 2023.
See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022. On June 1, 2023, the remaining 2023 Notes were retired upon maturity.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs of $8.9 million. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity.
The 2024 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.00% payable in cash semi-annually in arrears on March 1 and September 1 of each year. As of December 30, 2023, the expected remaining term of the 2024 Notes is 0.2 years. The 2024 Notes mature on March 1, 2024 unless earlier converted or repurchased. See Senior Convertible Notes Settlement section below.
During the periods from, and including December 1, 2023 until the close of business on the business day immediately preceding March 1, 2024, holders may convert the 2024 Notes at any time regardless of the foregoing circumstances. The Company has received trivial requests for conversion.
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
As of December 30, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $159.0 million, net of outstanding standby letters of credit of $4.1 million.
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
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs, accretion of debt discount and other (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Interest expense-contractual interest	$5.0	$4.6	$10.0	$9.2
Amortization of debt issuance cost	0.6	0.6	1.3	1.2
Accretion of debt discount	1.2	—	2.4	—
Other	1.0	1.0	2.0	1.9
Total interest expense	$7.8	$6.2	$15.7	$12.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information are as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Operating lease costs (1)	$3.3	$3.2	$6.6	$6.5

Cash paid for amounts included in the measurement of operating lease liabilities	3.2	3.6	7.8	8.2
Operating ROU assets obtained in exchange for operating lease obligations	1.5	2.3	2.6	3.0
(1)Total variable lease costs were immaterial during the six months ended December 30, 2023 and December 31, 2022. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
Balance sheet information related to our operating leases is as follows (in millions):

	December 30, 2023	July 1, 2023
Operating ROU assets (Other non-current assets)	$37.5	$40.4

Other current liabilities	$10.0	$10.1
Other non-current liabilities	27.0	29.4
Total operating lease liabilities	$37.0	$39.5

Weighted-average remaining lease term	6.5 years	6.8 years
Weighted-average discount rate	4.8%	4.8%
Future minimum operating lease payments as of December 30, 2023 are as follows (in millions):

Operating Leases
Remainder of 2024	$4.9
Fiscal 2025	10.3
Fiscal 2026	7.9
Fiscal 2027	6.0
Fiscal 2028	4.1
Thereafter	9.9
Total lease payments	43.1
Less: Interest	(6.1)
Present value of lease liabilities	$37.0

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
The first phase of the Fiscal 2023 Plan impacted our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions and was substantially complete as of December 30, 2023. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our Service Enablement (SE) segment and the Company anticipates this phase to be substantially complete by the end of fiscal 2024.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of July 1, 2023	Restructuring and related (benefits) charges	Cash Settlements	Balance as of December 30, 2023
Fiscal 2023 Plan
NSE/Corp	$3.5	$(0.8)	$(2.5)	$0.2
OSP	0.6	0.1	(0.6)	0.1
Fiscal 2023 Plan Phase I	4.1	(0.7)	(3.1)	0.3
NSE/Corp	1.7	(0.2)	(0.6)	0.9
Fiscal 2023 Plan Phase II	1.7	(0.2)	(0.6)	0.9
Total (1)	$5.8	$(0.9)	$(3.7)	$1.2
(1)Included in Other current liabilities on the Consolidated Balance Sheets as of December 30, 2023 and July 1, 2023.
Note 14. Income Taxes
The Company recorded an income tax provision of $7.6 million and $16.2 million for the three and six months ended December 30, 2023, respectively. The Company recorded an income tax provision of $10.5 million and $22.7 million for the three and six months ended December 31, 2022, respectively.
The income tax provision for the three and six months ended December 30, 2023 and December 31, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of December 30, 2023 and July 1, 2023, the Company’s unrecognized tax benefits totaled $50.8 million and $51.1 million, respectively, and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.3 million accrued for the payment of interest and penalties as of December 30, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a stock repurchase plan (2022 Repurchase Plan) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the six months ended December 30, 2023, the Company repurchased 1.0 million shares of its common stock for $10.0 million under the 2022 Repurchase Plan. As of December 30, 2023, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
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
During the six months ended December 30, 2023 and December 31, 2022, the Company granted 3.5 million and 2.6 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the six months ended December 30, 2023 and December 31, 2022 were estimated to be $34.8 million and $36.7 million, respectively.
During the six months ended December 30, 2023 and December 31, 2022, the Company granted 1.2 million and 0.7 million performance-based awards, respectively. There were no performance-based shares attained over target during the six months ended December 30, 2023. There were 0.1 million performance-based shares attained over target during the six months ended December 31, 2022. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 30, 2023 and December 31, 2022 were estimated to be $13.4 million and $11.5 million, respectively.
As of December 30, 2023, $80.0 million of unrecognized stock-based compensation costs remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 30, 2023 and December 31, 2022, is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Cost of revenues	$1.2	$1.2	$2.4	$2.4
Research and development	2.3	2.0	4.4	4.3
Selling, general and administrative	9.0	9.8	16.9	19.3
Total stock-based compensation expense	$12.5	$13.0	$23.7	$26.0
Approximately $1.3 million and $1.2 million of stock-based compensation was capitalized to inventory as of December 30, 2023 and December 31, 2022, respectively.
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
As of December 30, 2023, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 30, 2023, the Company contributed $0.6 million to the U.K. plan and $1.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Interest cost	$0.8	$0.7	$1.7	$1.4
Expected return on plan assets	(0.5)	(0.4)	(1.0)	(0.8)
Amortization of net actuarial gains	—	—	(0.1)	—
Net periodic benefit cost	$0.3	$0.3	$0.6	$0.6
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $8.7 million related to its defined benefit pension plans during fiscal 2024 to make current benefit payments and fund future obligations. As of December 30, 2023, approximately $2.5 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2023.

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
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company pursued a motion for summary judgement on the deed of rectification claim and continued to pursue a claim against the U.K. law firm responsible for the error. As of July 2, 2022, the related accrued pension liability of £5.4 million or $6.5 million was included in pension and post-employment benefits within Other non-current liabilities on the Consolidated Balance Sheets.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of December 30, 2023, the Company had standby letters of credit of $7.1 million and performance bonds and other claims of $1.8 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended		Six Months Ended
	December 30, 2023	December 31, 2022	December 30, 2023	December 31, 2022
Balance as of beginning of period	$8.8	$9.5	$9.0	$10.6
Provision for warranty	0.3	0.4	0.7	1.0
Utilization of reserve	(0.7)	(0.7)	(1.5)	(1.2)
Adjustments to pre-existing warranties (includes changes in estimates)	0.1	0.2	0.3	(1.0)
Balance as of end of period	$8.5	$9.4	$8.5	$9.4
Note 19. Operating Segments and Geographic Information
The Company evaluates its reportable segments in accordance with the authoritative guidance on segment reporting. The Company’s CODM uses operating segment financial information to evaluate segment performance and to allocate resources.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not allocate stock-based compensation, acquisition-related charges, amortization of intangibles, restructuring, impairment of goodwill, non-operating income and expenses, changes in fair value of contingent consideration liabilities, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
The following tables present information on the Company’s reportable segments for the three months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended December 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$125.2	$10.8	$136.0	$74.9	$—	$210.9
Service revenue	30.3	13.3	43.6	—	—	43.6
Net revenue	$155.5	$24.1	$179.6	$74.9	$—	$254.5

Gross profit	$97.2	$16.6	$113.8	$39.0	$(4.8)	$148.0
Gross margin	62.5%	68.9%	63.4%	52.1%		58.2%

Operating income			$6.4	$27.3	$(11.3)	$22.4
Operating margin			3.6%	36.4%		8.8%

	Three Months Ended December 31, 2022
	Network and Service Enablement
	Network Enablement (2)	Service Enablement (2)	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue (2)	$152.6	$11.5	$164.1	$77.4	$—	$241.5
Service revenue (2)	30.7	12.3	43.0	—	—	43.0
Net revenue	$183.3	$23.8	$207.1	$77.4	$—	$284.5

Gross profit	$118.1	$15.3	$133.4	$40.5	$(6.9)	$167.0
Gross margin	64.4%	64.3%	64.4%	52.3%		58.7%

Operating income			$18.5	$27.5	$(23.1)	$22.9
Operating margin			8.9%	35.5%		8.0%
(1)Other items include charges (benefits) unrelated to core operating performance primarily consisting of stock-based compensation, amortization of acquisition-related intangibles, restructuring, changes in fair value of contingent consideration liabilities and other charges unrelated to core operating performance.
(2)Effective for the first quarter of fiscal 2024, management of certain products moved from the SE segment to the NE segment to better align with operational and go-to-market strategies. As a result, prior period balances have been recast to reflect the impact to net revenue, gross profit and gross margin.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 30, 2023	December 31, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$152.8	$173.9
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(3.4)	(5.7)
Other charges unrelated to core operating performance (1)	(0.2)	—
GAAP gross profit	$148.0	$167.0

Corporate reconciling items impacting operating income:
Total segment operating income	$33.7	$46.0
Stock-based compensation	(12.5)	(13.0)
Amortization of intangibles	(4.8)	(7.9)
Change in fair value of contingent liability	7.0	(1.3)
Other charges unrelated to core operating performance (1)	(1.1)	(0.9)
Restructuring and related benefits	0.1	—
GAAP operating income from continuing operations	$22.4	$22.9
(1)    During the three months ended December 30, 2023 and December 31, 2022, other charges unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, accretion of debt discount and loss on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$245.6	$18.5	$264.1	$152.4	$—	$416.5
Service revenue	59.9	26.0	85.9	—	—	85.9
Net revenue	$305.5	$44.5	$350.0	$152.4	$—	$502.4

Gross profit	$191.8	$30.3	$222.1	$79.7	$(9.4)	$292.4
Gross margin	62.8%	68.1%	63.5%	52.3%		58.2%

Operating income			$7.9	$56.6	$(26.1)	$38.4
Operating margin			2.3%	37.1%		7.6%

	Six Months Ended December 31, 2022
	Network and Service Enablement
	Network Enablement (2)	Service Enablement (2)	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue (2)	$318.9	$21.7	$340.6	$168.6	$—	$509.2
Service revenue (2)	60.9	24.5	85.4	0.1	—	85.5
Net revenue	$379.8	$46.2	$426.0	$168.7	$—	$594.7

Gross profit	$244.9	$30.1	$275.0	$92.3	$(15.5)	$351.8
Gross margin	64.5%	65.2%	64.6%	54.7%		59.2%

Operating income			$47.3	$66.1	$(40.7)	$72.7
Operating margin			11.1%	39.2%		12.2%
(1)Other items include charges (benefits) unrelated to core operating performance primarily consisting of stock-based compensation, amortization of acquisition-related intangibles, restructuring, changes in fair value of contingent consideration liabilities and other charges unrelated to core operating performance.
(2)Effective for the first quarter of fiscal 2024, management of certain products moved from the SE segment to the NE segment to better align with operational and go-to-market strategies. As a result, prior period balances have been recast to reflect the impact to net revenue, gross profit and gross margin.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended
	December 30, 2023	December 31, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$301.8	$367.3
Stock-based compensation	(2.4)	(2.4)
Amortization of intangibles	(6.9)	(12.8)
Other charges unrelated to core operating performance (1)	(0.1)	(0.3)
GAAP gross profit	$292.4	$351.8

Corporate reconciling items impacting operating income:
Total segment operating income	$64.5	$113.4
Stock-based compensation	(23.7)	(26.0)
Amortization of intangibles	(10.4)	(17.2)
Change in fair value of contingent liability	8.4	(1.8)
Other (charges) benefits unrelated to core operating performance (1)	(1.3)	4.3
Restructuring and related benefits	0.9	—
GAAP operating income from continuing operations	$38.4	$72.7
(1)    During the six months ended December 30, 2023 and December 31, 2022, other (charges) benefits unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, legal settlement, accretion of debt discount and losses on disposal of long-lived assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and six months ended December 30, 2023 and December 31, 2022 (in millions):

	Three Months Ended
	December 30, 2023			December 31, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$68.6	$16.1	$84.7	$77.5	$15.0	$92.5
Other Americas	14.6	3.8	18.4	10.3	3.5	13.8
Total Americas	$83.2	$19.9	$103.1	$87.8	$18.5	$106.3

Asia-Pacific:
Greater China	$45.9	$1.5	$47.4	$58.9	$1.8	$60.7
Other Asia-Pacific	24.9	7.2	32.1	36.7	7.7	44.4
Total Asia-Pacific	$70.8	$8.7	$79.5	$95.6	$9.5	$105.1

EMEA:	$56.9	$15.0	$71.9	$58.1	$15.0	$73.1

Total net revenue	$210.9	$43.6	$254.5	$241.5	$43.0	$284.5

	Six Months Ended
	December 30, 2023			December 31, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$136.2	$31.3	$167.5	$158.5	$30.6	$189.1
Other Americas	28.3	7.8	36.1	33.4	6.8	40.2
Total Americas	$164.5	$39.1	$203.6	$191.9	$37.4	$229.3

Asia-Pacific:
Greater China	$95.3	$3.2	$98.5	$122.4	$3.9	$126.3
Other Asia	53.2	13.7	66.9	76.7	13.7	90.4
Total Asia-Pacific	$148.5	$16.9	$165.4	$199.1	$17.6	$216.7

EMEA:	$103.5	$29.9	$133.4	$118.2	$30.5	$148.7

Total net revenue	$416.5	$85.9	$502.4	$509.2	$85.5	$594.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
On January 11, 2024, VIAVI announced that the U.S. National Telecommunications and Information Administration has awarded the Company a grant from the Public Wireless Supply Chain Innovation Fund. The grant is expected to provide approximately $21.7 million in funding over a three-year period to be used by the Company to create an advanced test lab to enable and accelerate the development of Open Radio Access Network technology and components.

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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the second quarter we continued to see lower capital expenditure spend by NEMs and weaker spend by service providers, which impacted our Field, Fiber and Wireless Lab products. Partially offsetting this was increased demand for our Avionics, PNT and SE products.

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

Looking Ahead

We continue to be impacted by macroeconomic conditions and end market demand volatility. As we look ahead to the third fiscal quarter of fiscal 2024, we expect revenue to be relatively flat sequentially primarily due to continued slow recovery in service provider spend and reduced seasonal demand in 3D sensing.

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

Financial Highlights
Second quarter fiscal 2024 results included the following notable items:
• Net revenue of $254.5 million, down $30.0 million or 10.5% year-over-year.
• GAAP operating margin of 8.8%, up 80 bps year-over-year.
• Non-GAAP operating margin of 13.2%, down 300 bps year-over-year.
• GAAP diluted EPS of $0.05, up $0.01 or 25.0% year-over-year.
• Non-GAAP diluted EPS of $0.11, down $0.03 or 21.4% year-over-year.
A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$22.4	8.8%	$22.9	8.0%	$38.4	7.6%	$72.7	12.2%
Stock-based compensation	12.5	4.9%	13.0	4.6%	23.7	4.7%	26.0	4.4%
Change in fair value of contingent liability	(7.0)	(2.8)%	1.3	0.5%	(8.4)	(1.7)%	1.8	0.3%
Other charges (benefits) unrelated to core operating performance (1)	1.1	0.4%	0.9	0.3%	1.3	0.3%	(4.3)	(0.7)%
Amortization of intangibles	4.8	1.9%	7.9	2.8%	10.4	2.1%	17.2	2.9%
Restructuring and related benefits	(0.1)	—%	—	—%	(0.9)	(0.2)%	—	—%
Total related to Cost of Revenue and Operating Expenses	11.3	4.4%	23.1	8.2%	26.1	5.2%	40.7	6.9%
Non-GAAP measures	$33.7	13.2%	$46.0	16.2%	$64.5	12.8%	$113.4	19.1%

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS	Net income	Diluted EPS
GAAP measures	$10.7	$0.05	$8.4	$0.04	$20.5	$0.09	$41.0	$0.18
Items reconciling GAAP Net income and EPS to Non-GAAP Net income and EPS:
Stock-based compensation	12.5	0.06	13.0	0.06	23.7	0.10	26.0	0.11
Change in fair value of contingent liability	(7.0)	(0.03)	1.3	0.01	(8.4)	(0.04)	1.8	0.01
Other charges (benefits) unrelated to core operating performance (1)	1.1	—	0.9	—	1.3	0.01	(4.3)	(0.02)
Amortization of intangibles	4.8	0.02	7.9	0.03	10.4	0.05	17.2	0.08
Restructuring and related benefits	(0.1)	—	—	—	(0.9)	(0.01)	—	—
Litigation settlement (2)	0.3	—	—	—	(7.0)	(0.03)	—	—
Non-cash interest expense and other expense	1.2	0.01	—	—	2.4	0.01	—	—
Provision for income taxes	0.2	—	—	—	1.2	0.01	2.3	0.01
Total related to Net income and EPS	13.0	0.06	23.1	0.10	22.7	0.10	43.0	0.19
Non-GAAP measures	$23.7	$0.11	$31.5	$0.14	$43.2	$0.19	$84.0	$0.37
Shares used in per share calculation for Non-GAAP EPS		223.5		227.1		223.9		228.8
(1)Other items include charges (benefits) unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, legal settlement, accretion of debt discount and losses on disposal of long-lived assets.
(2)Unfavorable (favorable) litigation settlement recorded to Interest and other income, net in the Consolidated Statements of Operations for the three and six months ended December 30, 2023.

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
Non-cash interest expense and other expense: The Company excludes certain investing expenses, including accretion of debt discount, and other non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, in calculating non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 30, 2023	December 31, 2022	Change	Percent Change	December 30, 2023	December 31, 2022	Change	Percent Change
Segment net revenue:
NE	$155.5	$183.3	$(27.8)	(15.2)%	$305.5	$379.8	$(74.3)	(19.6)%
SE	24.1	23.8	0.3	1.3%	44.5	46.2	(1.7)	(3.7)%
OSP	74.9	77.4	(2.5)	(3.2)%	152.4	168.7	(16.3)	(9.7)%
Total net revenue	$254.5	$284.5	$(30.0)	(10.5)%	$502.4	$594.7	$(92.3)	(15.5)%

Amortization of acquired technologies	$3.4	$5.7	$(2.3)	(40.4)%	$6.9	$12.8	$(5.9)	(46.1)%
Percentage of net revenue	1.3%	2.0%			1.4%	2.2%

Gross profit	$148.0	$167.0	$(19.0)	(11.4)%	$292.4	$351.8	$(59.4)	(16.9)%
Gross margin	58.2%	58.7%			58.2%	59.2%

Research and development	$49.5	$51.9	$(2.4)	(4.6)%	$99.4	$104.5	$(5.1)	(4.9)%
Percentage of net revenue	19.4%	18.2%			19.8%	17.6%

Selling, general and administrative	$74.8	$90.0	$(15.2)	(16.9)%	$152.0	$170.2	$(18.2)	(10.7)%
Percentage of net revenue	29.4%	31.6%			30.3%	28.6%

Amortization of other intangibles	$1.4	$2.2	$(0.8)	(36.4)%	$3.5	$4.4	$(0.9)	(20.5)%
Percentage of net revenue	0.6%	0.8%			0.7%	0.7%

Restructuring and related benefits	$(0.1)	$—	$(0.1)	NM	$(0.9)	$—	$(0.9)	NM
Percentage of net revenue	—%	—%			0.2%	—%

Interest and other income, net	$3.8	$2.2	$1.6	72.7%	$14.0	$3.3	$10.7	324.2%
Percentage of net revenue	1.5%	0.8%			2.8%	0.6%

Interest expense	$(7.9)	$(6.2)	$(1.7)	(27.4)%	$(15.7)	$(12.3)	$(3.4)	(27.6)%
Percentage of net revenue	3.1%	2.2%			3.1%	2.1%

Provision for income taxes	$7.6	$10.5	$(2.9)	(27.6)%	$16.2	$22.7	$(6.5)	(28.6)%
Percentage of net revenue	3.0%	3.7%			3.2%	3.8%

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
Three months ended December 30, 2023 and December 31, 2022
Net revenue decreased by $30.0 million, or 10.5%, during the three months ended December 30, 2023 compared to the same period a year ago. This decrease reflects the continuing weakness in service provider spending and softness in anti-counterfeiting.
Product revenues decreased by $30.6 million, or 12.7%, during the three months ended December 30, 2023 compared to the same period a year ago, driven by decreases in all segments.
Service revenues increased by $0.6 million, or 1.4%, during the three months ended December 30, 2023 compared to the same period a year ago. This was driven by revenue increase from our SE segment offset by revenue decrease in our NE segment.
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

	Three Months Ended				Six Months Ended
	December 30, 2023		December 31, 2022		December 30, 2023		December 31, 2022
Americas:
United States	$84.7	33.3%	$92.5	32.5%	$167.5	33.3%	$189.1	31.8%
Other Americas	18.4	7.2%	13.8	4.9%	36.1	7.2%	40.2	6.8%
Total Americas	$103.1	40.5%	$106.3	37.4%	$203.6	40.5%	$229.3	38.6%

Asia-Pacific:
Greater China	$47.4	18.6%	$60.7	21.3%	$98.5	19.6%	$126.3	21.2%
Other Asia-Pacific	32.1	12.6%	44.4	15.6%	66.9	13.3%	90.4	15.2%
Total Asia-Pacific	$79.5	31.2%	$105.1	36.9%	$165.4	32.9%	$216.7	36.4%

EMEA:	$71.9	28.3%	$73.1	25.7%	$133.4	26.6%	$148.7	25.0%

Total net revenue	$254.5	100.0%	$284.5	100.0%	$502.4	100.0%	$594.7	100.0%
Net revenue from customers outside the Americas represented 59.5% of net revenue during the three and six months ended December 30, 2023. Net revenue from customers outside the Americas during the three and six months ended December 31, 2022 represented 62.6% and 61.4% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues decreased $2.3 million or 40.4% and $5.9 million or 46.1% during the three and six months ended December 30, 2023, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Gross Margin
Gross margin decreased by 0.5 percentage points during the three months ended December 30, 2023 from 58.7% in the same period a year ago to 58.2% in the current period. The decrease was primarily due to gross margin reduction from our NE and OSP segments, partially offset by gross margin increase in our SE segment, as discussed below in the Operating Segment Information section.
Gross margin decreased by 1.0 percentage point during the six months ended December 30, 2023 from 59.2% in the same period a year ago to 58.2% in the current period. The decrease was primarily due to gross margin reduction from our NE and OSP segments, partially offset by gross margin increase in our SE segment, as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense decreased by $2.4 million, or 4.6% and $5.1 million, or 4.9% during the three and six months ended December 30, 2023, respectively, compared to the same periods a year ago. These decreases were primarily due to benefits from our restructuring activities and variable expense reductions. As a percentage of net revenue, R&D expense increased by 1.2 percentage points during the three and six months ended December 30, 2023 compared to the same periods a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense decreased by $15.2 million, or 16.9%, during the three months ended December 30, 2023 compared to the same period a year ago. This decrease was primarily due to the fair value adjustment of contingent consideration related to acquisitions, benefits from our restructuring activities and variable expense reductions including lower commissions. As a percentage of net revenue, SG&A decreased 2.2 percentage points during the three months ended December 30, 2023 compared to the same period a year ago.

SG&A expense decreased by $18.2 million, or 10.7%, during the six months ended December 30, 2023 compared to the same period a year ago. This decrease was primarily due to the fair value adjustment of contingent consideration related to acquisitions, benefits from our restructuring activities and variable expense reductions including lower commissions. As a percentage of net revenue, SG&A increased 1.7 percentage points during the six months ended December 30, 2023 compared to the same period a year ago.

Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $0.8 million or 36.4% and $0.9 million or 20.5% during the three and six months ended December 30, 2023, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. During the second quarter of fiscal 2023, Management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Fiscal 2023 Plan, which affected approximately 5% of the Company's workforce, resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities.
The first phase of the Fiscal 2023 Plan impacted all segments and corporate functions and was substantially complete as of December 30, 2023. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment and the Company anticipates this phase to be substantially complete by the end of fiscal 2024.
We estimate future cash payments of $1.2 million under the Fiscal 2023 Plan during the remainder of fiscal 2024, funded by operating cash flow.

During the three and six months ended December 30, 2023, the Company recorded restructuring benefits of $0.1 million and $0.9 million, respectively, related to the Fiscal 2023 Plan. Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net

Interest and other income, net, was $3.8 million during the three months ended December 30, 2023 compared to $2.2 million during the same period a year ago. This $1.6 million increase was primarily driven by higher interest income during the current period partially offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.

Interest and other income, net, was $14.0 million during the six months ended December 30, 2023 compared to $3.3 million during the same period a year ago. This $10.7 million increase was primarily driven by a legal settlement in our favor in the amount of $7.3 million and higher interest income during the current period partially offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $1.7 million, or 27.4% and $3.4 million, or 27.6% during the three and six months ended December 30, 2023, respectively, compared to the same periods a year ago. These increases were primarily driven by the accretion of debt discount and interest expense on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023.
Provision for Income Taxes
We recorded an income tax provision of $7.6 million and $16.2 million for the three and six months ended December 30, 2023, respectively. We recorded an income tax provision of $10.5 million and $22.7 million for the three and six months ended December 31, 2022, respectively.
The income tax provision for the three and six months ended December 30, 2023 and December 31, 2022 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of December 30, 2023, and July 1, 2023, our unrecognized tax benefits totaling $50.8 million and $51.1 million, respectively, are included in deferred taxes and other non-current tax liabilities, net. We had $3.3 million accrued for the payment of interest and penalties as of December 30, 2023. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments were as follows (in millions):

	Three Months Ended				Six Months Ended
	December 30, 2023	December 31, 2022	Change	Percentage Change	December 30, 2023	December 31, 2022	Change	Percentage Change
Network Enablement
Net revenue	$155.5	$183.3	$(27.8)	(15.2)%	$305.5	$379.8	$(74.3)	(19.6)%
Gross profit	97.2	118.1	(20.9)	(17.7)%	191.8	244.9	(53.1)	(21.7)%
Gross margin	62.5%	64.4%			62.8%	64.5%

Service Enablement
Net revenue	$24.1	$23.8	$0.3	1.3%	$44.5	$46.2	$(1.7)	(3.7)%
Gross profit	16.6	15.3	1.3	8.5%	30.3	30.1	0.2	0.7%
Gross margin	68.9%	64.3%			68.1%	65.2%

Network and Service Enablement
Net revenue	$179.6	$207.1	$(27.5)	(13.3)%	$350.0	$426.0	$(76.0)	(17.8)%
Operating income	6.4	18.5	(12.1)	(65.4)%	7.9	47.3	(39.4)	(83.3)%
Operating margin	3.6%	8.9%			2.3%	11.1%

Optical Security and Performance
Net revenue	$74.9	$77.4	$(2.5)	(3.2)%	$152.4	$168.7	$(16.3)	(9.7)%
Gross profit	39.0	40.5	(1.5)	(3.7)%	79.7	92.3	(12.6)	(13.7)%
Gross margin	52.1%	52.3%			52.3%	54.7%
Operating income	$27.3	$27.5	$(0.2)	(0.7)%	$56.6	$66.1	(9.5)	(14.4)%
Operating margin	36.4%	35.5%			37.1%	39.2%
Network Enablement
NE net revenue decreased by $27.8 million, or 15.2% during the three months ended December 30, 2023 compared to the same period a year ago, primarily driven by lower volumes in Fiber and Access, Wireless and Lab and Production partially offset by higher AvComm revenue.
NE net revenue decreased by $74.3 million, or 19.6% during the six months ended December 30, 2023 compared to the same period a year ago, primarily driven by lower volumes in Fiber and Access, Wireless and Lab and Production partially offset by higher AvComm revenue.
NE gross margin decreased by 1.9 percentage points during the three months ended December 30, 2023 to 62.5% from 64.4% in the same period a year ago primarily due to lower volumes and unfavorable product mix.
NE gross margin decreased by 1.7 percentage points during the six months ended December 30, 2023 to 62.8% from 64.5% in the same period a year ago primarily due to lower volumes and unfavorable product mix.
Service Enablement
SE net revenue increased by $0.3 million, or 1.3%, during the three months ended December 30, 2023 compared to the same period a year ago primarily due to higher Assurance revenue offset in part by lower Data Center revenue.
SE net revenue decreased by $1.7 million, or 3.7%, during the six months ended December 30, 2023 compared to the same period a year ago primarily due to lower Assurance revenue offset in part by higher Data Center revenue.
SE gross margin increased by 4.6 percentage points during the three months ended December 30, 2023 to 68.9% from 64.3% in the same period a year ago primarily due to favorable product mix.

SE gross margin increased by 2.9 percentage points during the six months ended December 30, 2023 to 68.1% from 65.2% in the same period a year ago primarily due to favorable product mix.
Network and Service Enablement
NSE operating margin decreased by 5.3 percentage points during the three months ended December 30, 2023 to 3.6% from 8.9% in the same period a year ago primarily due to lower volumes.

NSE operating margin decreased by 8.8 percentage points during the six months ended December 30, 2023 to 2.3% from 11.1% in the same period a year ago primarily due to lower volumes.
Optical Security and Performance Products
OSP net revenue decreased by $2.5 million, or 3.2%, during the three months ended December 30, 2023 compared to the same period a year ago. This decrease was primarily driven by lower anti-counterfeiting revenue partially offset by higher consumer and industrial and government revenues.

OSP net revenue decreased by $16.3 million, or 9.7%, during the six months ended December 30, 2023 compared to the same period a year ago. This decrease was primarily driven by lower anti-counterfeiting and consumer and industrial revenues partially offset by higher government revenue.

OSP gross margin decreased by 0.2 percentage points during the three months ended December 30, 2023 to 52.1% from 52.3% in the same period a year ago primarily due to lower volumes.

OSP gross margin decreased by 2.4 percentage points during the six months ended December 30, 2023 to 52.3% from 54.7% in the same period a year ago primarily due to unfavorable manufacturing variances and lower volumes.

OSP operating margin increased by 0.9 percentage points during the three months ended December 30, 2023 to 36.4% from 35.5% in the same period a year ago primarily due to lower operating expenses.

OSP operating margin decreased by 2.1 percentage points during the three months ended December 30, 2023 to 37.1% from 39.2% in the same period a year ago primarily due to the aforementioned reduction in gross margin.
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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on the preservation of capital and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of December 30, 2023, U.S. subsidiaries owned approximately 29.6% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 30, 2023, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended December 30, 2023, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts that are with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust the cash balances as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of December 30, 2023, we had no borrowings under this facility and our available borrowing capacity was approximately $159.0 million, net of outstanding standby letters of credit of $4.1 million.
Refer to “Note 11. Debt” for more information.

Cash Flows for the Six Months Ended December 30, 2023
As of December 30, 2023, our combined balance of cash and cash equivalents and restricted cash increased by $37.0 million to $552.6 million from $515.6 million as of July 1, 2023.
During the six months ended December 30, 2023, Cash provided by operating activities was $70.7 million, consisting of net income of $20.5 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) which totaled $53.5 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $3.3 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $22.8 million due to collections outpacing billings and a decrease in other current and non-current assets of $1.3 million. These were offset by a decrease in deferred revenue of $17.5 million primarily due to timing of support billings and project acceptances, a decrease in accrued payroll and related expenses of $4.4 million due primarily to lower variable expenses and reduced headcount from restructuring activities, a decrease in accounts payable of $2.4 million driven by timing of purchases and related payments, a decrease in accrued expenses and other current and non-current liabilities of $2.1 million, an increase in inventory of $0.7 million and a decrease in income taxes payable of $0.3 million.
During the six months ended December 30, 2023, Cash used in investing activities was $20.3 million, primarily resulting from $12.5 million used for capital expenditures and $9.7 million net purchases of short-term investments offset by $1.9 million proceeds from sales of assets.
During the six months ended December 30, 2023, Cash used in financing activities was $18.3 million, primarily resulting from $10.0 million cash paid to repurchase common stock under our share repurchase program, $9.3 million in withholding tax payments on the vesting of restricted stock and performance-based awards and $1.9 million paid for acquisition related liabilities. These were offset by $3.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
During the six months ended December 30, 2023, we repurchased 1.0 million shares of our common stock for $10.0 million pursuant to our 2022 Repurchase Plan. As of December 30, 2023, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2024.
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
The U.K. plan is fully funded, and the other Germany plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 30, 2023, our pension plans were under-funded by $54.4 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 30, 2023, the fair value of plan assets had increased approximately 5.6% since July 1, 2023, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 30, 2023.
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

Operational Risks

Restructuring

We have from time to time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions, including one initiated during fiscal 2023. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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
Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our suppliers are dependent on products sourced from Taiwan which are prevalent in certain global markets, most specifically semiconductor manufacturing. Hence, greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in these jurisdictions may increase the cost of certain materials and/or limit the supply of products and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.
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

We maintain information security tools and technologies, staff, policies and procedures for managing risk to our networks and information systems, and conduct employee training on cybersecurity to mitigate persistent and continuously evolving cybersecurity threats. Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. Despite our implementation of these and other security measures and those of our third-party vendors, our systems are regularly targeted by bad actors and have been exposed to computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system down time, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reputational damage, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cybersecurity risk management and remediation. There can be no assurance that we or our service providers, if applicable, will not suffer losses relating to cyber-attacks or other information security breaches in the future or that our insurance coverage will be adequate to cover all the costs resulting from such events. No assurances can be given that our efforts to reduce the risk of such attacks or to detect attacks that occur will be successful.

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
Environmental, Social and Governance (ESG) Risks

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

Our term notes increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.

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
We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Such provisions could delay or impede the removal of incumbent directors and could make more difficult a merger, tender offer or proxy contest involving us, even if such events could be beneficial, in the short-term, to the interests of the stockholders. In addition, such provisions could limit the price that some investors might be willing to pay in the future for shares of our common stock. Our certificate of incorporation and bylaws contain provisions providing for the limitations of liability and indemnification of our directors and officers, allowing vacancies on our Board of Directors to be filled by the vote of a majority of the remaining directors, granting our Board of Directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”), and providing that our stockholders can take action only at a duly called annual or special meeting of stockholders, which may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. These provisions may also have the effect of deterring hostile takeovers or delaying changes in control or change in our management.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of January 27, 2024, we had 1,685 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

There were no shares repurchased under our 2022 Repurchase Plan during the three months ended December 30, 2023, with remaining authorization of $224.8 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 30, 2023.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1+	Viavi Solutions Inc. 2003 Equity Incentive Plan (Restated as of November 8, 2023)				X
10.2+	Viavi Solutions Inc. Employee Stock Purchase Plan (Restated as of November 8, 2023)				X
10.3+	Amendment to Stock Option Agreement by and between Viavi Solutions Inc. and Oleg Khaykin, dated December 11, 2023				X
10.4+	Employment Agreement between Ilan Daskal and Viavi Solutions Inc., effective November 7, 2023				X
10.5+	Non-Employee Director Compensation Policy, dated as of November 8, 2023				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 2, 2024	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)