Form 10-Q
period 2024-03-30
VIAVI SOLUTIONS INC.
filed 2024-05-03
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 30, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 27, 2024, the Registrant had 223,238,054 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Revenues:
Product revenue	$207.3	$205.2	$623.8	$714.4
Service revenue	38.7	42.6	124.6	128.1
Total net revenue	246.0	247.8	748.4	842.5
Cost of revenues:
Product cost of revenue	87.7	81.5	249.1	272.9
Service cost of revenue	16.9	19.4	58.6	58.1
Amortization of acquired technologies	3.5	5.9	10.4	18.7
Total cost of revenues	108.1	106.8	318.1	349.7
Gross profit	137.9	141.0	430.3	492.8
Operating expenses:
Research and development	50.0	50.8	149.4	155.3
Selling, general and administrative	98.2	80.0	250.2	250.2
Amortization of other intangibles	1.5	2.1	5.0	6.5
Restructuring and related charges (benefits)	0.1	10.2	(0.8)	10.2
Total operating expenses	149.8	143.1	403.8	422.2
(Loss) income from operations	(11.9)	(2.1)	26.5	70.6
Loss on convertible note modification (Note 11)	—	(2.2)	—	(2.2)
Interest and other income, net	4.0	1.6	18.0	4.9
Interest expense	(7.7)	(6.7)	(23.4)	(19.0)
(Loss) income before income taxes	(15.6)	(9.4)	21.1	54.3
Provision for income taxes	9.0	6.0	25.2	28.7
Net (loss) income	$(24.6)	$(15.4)	$(4.1)	$25.6

Net (loss) income per share:
Basic	$(0.11)	$(0.07)	$(0.02)	$0.11
Diluted	$(0.11)	$(0.07)	$(0.02)	$0.11

Shares used in per share calculations:
Basic	223.0	224.1	222.5	225.5
Diluted	223.0	224.1	222.5	227.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Net (loss) income	$(24.6)	$(15.4)	$(4.1)	$25.6
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(11.8)	13.4	(2.5)	14.1
Unrealized holding loss arising during period	—	(0.3)	—	(0.3)
Amortization of net actuarial losses and other pension adjustments	(0.8)	—	(0.9)	(0.3)
Net change in accumulated other comprehensive loss	(12.6)	13.1	(3.4)	13.5
Comprehensive (loss) income	$(37.2)	$(2.3)	$(7.5)	$39.1

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 30, 2024	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$454.2	$506.5
Short-term investments	28.4	14.6
Restricted cash	3.5	4.5
Accounts receivable, net	212.0	231.2
Inventories, net	103.4	116.1
Prepayments and other current assets	66.1	72.1
Total current assets	867.6	945.0
Property, plant and equipment, net	231.9	243.0
Goodwill, net	453.2	455.2
Intangibles, net	43.0	58.6
Deferred income taxes	87.9	87.0
Other non-current assets	60.4	61.7
Total assets	$1,744.0	$1,850.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42.5	$47.2
Accrued payroll and related expenses	42.1	50.5
Deferred revenue	61.2	78.6
Accrued expenses	35.9	21.2
Short-term debt	—	96.2
Other current liabilities	46.1	49.8
Total current liabilities	227.8	343.5
Long-term debt	634.4	629.5
Other non-current liabilities	176.7	186.7
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at March 30, 2024 and July 1, 2023	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 223 million shares at March 30, 2024 and 222 million shares at July 1, 2023, issued and outstanding	0.2	0.2
Additional paid-in capital	70,459.1	70,427.3
Accumulated deficit	(69,614.8)	(69,600.7)
Accumulated other comprehensive loss	(139.4)	(136.0)
Total stockholders’ equity	705.1	690.8
Total liabilities and stockholders’ equity	$1,744.0	$1,850.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 30, 2024	April 1, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(4.1)	$25.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	29.1	26.4
Amortization of acquired technologies and other intangibles	15.4	25.2
Stock-based compensation	36.6	38.8
Loss on convertible note modification	—	2.2
Amortization of debt issuance costs	5.6	2.3
Net change in fair value of contingent liabilities	(7.8)	(0.2)
Deferred taxes, net	(2.3)	4.1
Restructuring	(0.8)	10.2
Gain on legal settlement	—	(6.7)
Other	1.7	4.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17.4	47.6
Inventories	6.7	(20.0)
Other current and non-currents assets	3.7	19.0
Accounts payable	(4.1)	(13.3)
Income taxes payable	2.3	(6.2)
Deferred revenue, current and non-current	(15.7)	(6.3)
Accrued payroll and related expenses	(8.1)	(35.1)
Accrued expenses and other current and non-current liabilities	14.6	(27.3)
Net cash provided by operating activities	$90.2	$90.6
INVESTING ACTIVITIES:
Purchases of short-term investments	$(188.3)	$—
Maturities of short-term investments	174.2	—
Capital expenditures	(15.7)	(43.7)
Proceeds from the sale of assets	2.6	3.5
Acquisitions, net of cash hold back	—	(64.4)
Purchase price adjustment related to business acquisition	—	(0.7)
Net cash used in investing activities	$(27.2)	$(105.3)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$—	$118.0
Payment of debt issuance costs	—	(3.9)
Retirement of convertible notes upon maturity	(96.4)	—
Repurchase and retirement of common stock	(10.0)	(73.9)
Withholding tax payment on vesting of restricted stock and performance- based awards	(11.0)	(11.4)
Payment of financing obligations	(0.2)	(0.1)
Proceeds from employee stock purchase plan	6.3	7.9
Payment of acquisition related contingent considerations and obligations	(4.0)	(7.3)
Net cash (used in) provided by financing activities	$(115.3)	$29.3
Effect of exchange rates on cash, cash equivalents and restricted cash	$(0.2)	$5.8
Net (decrease) increase in cash, cash equivalents and restricted cash	(52.5)	20.4
Cash, cash equivalents and restricted cash at the beginning of the period (1)	515.6	572.8
Cash, cash equivalents and restricted cash at the end of the period (2)	$463.1	$593.2
(1)These amounts include both current and non-current balances of restricted cash totaling $9.1 million and $12.9 million as of July 1, 2023 and July 2, 2022, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $8.9 million and $12.6 million as of March 30, 2024 and April 1, 2023, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0
Net loss	—	—	—	(24.6)	—	(24.6)
Other comprehensive loss	—	—	—	—	(12.6)	(12.6)
Shares issued under employee stock plans, net of tax	0.6	—	1.5	—	—	1.5
Stock-based compensation	—	—	12.8	—	—	12.8
Balance at March 30, 2024	223.2	$0.2	$70,459.1	$(69,614.8)	$(139.4)	$705.1

Three Months Ended April 1, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at December 31, 2022	224.8	$0.2	$70,388.8	$(69,545.2)	$(156.0)	$687.8
Net loss	—	—	—	(15.4)	—	(15.4)
Other comprehensive income	—	—	—	—	13.1	13.1
Shares issued under employee stock plans, net of tax	0.4	—	4.0	—	—	4.0
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(2.8)	—	—	(30.0)	—	(30.0)
Convertible note modification (Note 11)	—	—	10.1	—	—	10.1
Balance at April 1, 2023	222.4	$0.2	$70,415.6	$(69,590.6)	$(142.9)	$682.3

Nine Months Ended March 30, 2024
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net loss	—	—	—	(4.1)	—	(4.1)
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued under employee stock plans, net of tax	2.7	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	36.6	—	—	36.6
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at March 30, 2024	223.2	$0.2	$70,459.1	$(69,614.8)	$(139.4)	$705.1

Nine Months Ended April 1, 2023
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	25.6	—	25.6
Other comprehensive income	—	—	—	—	13.5	13.5
Shares issued under employee stock plans, net of tax	2.3	—	(3.5)	—	—	(3.5)
Stock-based compensation	—	—	38.8	—	—	38.8
Repurchase of common stock	(6.3)	—	—	(73.9)	—	(73.9)
Convertible note modification (Note 11)	—	—	10.1	—	—	10.1
Balance at April 1, 2023	222.4	$0.2	$70,415.6	$(69,590.6)	$(142.9)	$682.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and nine months ended March 30, 2024 and April 1, 2023 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended July 1, 2023.
There have been no material changes to the Company’s accounting policies during the three and nine months ended March 30, 2024 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended July 1, 2023 on Form 10-K, filed with the SEC on August 17, 2023.
The Consolidated Balance Sheet as of July 1, 2023 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 30, 2024 and April 1, 2023 may not be indicative of results for the fiscal year ending June 29, 2024 or any future periods.
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
Reclassification of Prior Period Balances
Certain reclassifications of prior period balances have been made to conform to current presentation. Effective for the first quarter of fiscal 2024, management of certain products moved from the SE segment to the NE segment to better align with operational and go-to-market strategies. As a result, prior period balances have been recast in our operating segment tables for the three and nine months ended April 1, 2023 in “Note 19. Operating Segments and Geographic Information” and NE and SE goodwill balances as of July 1, 2023 in “Note 9. Goodwill.”
Use of Estimates
The preparation of the Consolidated Financial Statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements, the reported amount of net revenue and expense and the disclosure of commitments and contingencies during the reporting periods. Estimates are based on historical factors, current circumstances and the experience and judgment of management. Under changed conditions, the Company’s reported financial position or results of operations may be materially impacted when using different estimates and assumptions, particularly with respect to significant accounting policies. If estimates or assumptions differ from actual results, subsequent periods are adjusted to reflect more readily available information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
SEC Climate Rules

In March 2024, the SEC adopted final rules on the enhancement and standardization of climate-related disclosures for investors. The final rules require disclosure of, among other things, material climate-related risks and their impact; activities to mitigate or adapt to material climate-related risks; governance and oversight of climate-related risks; material climate-related targets or goals and their financial impact; and material Scope 1 and/or Scope 2 greenhouse gas emissions with an accompanying assurance report required following an initial transition period, at a limited assurance level, and then following an additional transition period, at a reasonable assurance level. In addition, the effects of severe weather events and other natural conditions, subject to certain thresholds, and amounts related to carbon offsets and renewable energy credits or certificates are required to be disclosed in the notes to the audited financial statements in certain circumstances.

On April 4, 2024, the SEC voluntarily stayed the implementation of the final rules pending the completion of judicial review of the consolidated challenges to the final rules by the Court of Appeals for the Eighth Circuit. The final rules, as originally issued, would be effective for the Company in various fiscal years, starting with its Annual Report on Form 10-K for fiscal year 2026. Disclosures pursuant to the final rules, as originally issued, would be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of the final rules on its Consolidated Financial Statements and disclosures.
Accounting Standards Issued But Not Yet Adopted
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

In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses included within segment profit and loss that are regularly provided to the Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM). This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

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

We reviewed all other accounting pronouncements issued during the nine months ended March 30, 2024 and concluded that they were not applicable to the Company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Numerator:
Net (loss) income	$(24.6)	$(15.4)	$(4.1)	$25.6
Denominator:
Weighted-average shares outstanding:
Basic	223.0	224.1	222.5	225.5
Shares issuable assuming conversion of convertible notes (1)	—	—	—	0.4
Effect of dilutive securities from stock-based compensation plans	—	—	—	1.7
Diluted	223.0	224.1	222.5	227.6

Net (loss) income per share:
Basic	$(0.11)	$(0.07)	$(0.02)	$0.11
Diluted	$(0.11)	$(0.07)	$(0.02)	$0.11
(1)Represents the dilutive impact for the Company’s 1.75% Senior Convertible Notes due 2023 (2023 Notes), the 1.00% Senior Convertible Notes due 2024 (2024 Notes) and the 1.625% Senior Convertible Notes due 2026 (2026 Notes). As of March 30, 2024, the if-converted value is less than the outstanding principal of the 2026 Notes and are therefore anti-dilutive. Refer to “Note 11. Debt” for more details.
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Restricted stock units	8.4	4.3	4.9	3.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the nine months ended March 30, 2024, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments, net of tax	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of July 1, 2023	$(5.3)	$(125.4)	$(5.3)	$(136.0)
Other comprehensive loss before reclassification	—	(2.5)	(1.0)	(3.5)
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.1	0.1
Net current-period other comprehensive loss	—	(2.5)	(0.9)	(3.4)
Ending balance as of March 30, 2024	$(5.3)	$(127.9)	$(6.2)	$(139.4)
(1)The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial gains included as a component of Cost of revenues, Research and development (R&D) and Selling, general and administrative (SG&A) in the Consolidated Statements of Operations, net of reclassification adjustments, for the nine months ended March 30, 2024. There was no tax impact for the nine months ended March 30, 2024. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Acquisitions
Jackson Labs Technologies, LLC
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
Other Acquisitions

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

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and nine months ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Beginning period balance	$10.6	$33.2	$19.7	$2.5
Additions to Contingent Consideration	—	—	—	29.4
Payments of Contingent Consideration	—	(6.6)	(0.7)	(7.1)
Fair value adjustment of earn-out liabilities	0.6	(1.9)	(7.8)	(0.2)
Currency translation adjustment	—	(0.1)	—	—
Ending period balance	$11.2	$24.6	$11.2	$24.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of March 30, 2024, and July 1, 2023, the Company had total unbilled receivables of $12.0 million and $13.7 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

	March 30, 2024
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$84.7	$102.0
Revenue deferrals for new contracts (1)	25.9	70.8
Revenue recognized during the period (2)	(25.2)	(87.4)
Balance at end of period	$85.4	$85.4

(1)Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2)Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the current period deferrals.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and currency fluctuations.
The value of the transaction price allocated to remaining performance obligations as of March 30, 2024, was $252.7 million. The Company expects to recognize approximately 89% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	July 1, 2023	Charged to Costs and Expenses	Deductions (1)	March 30, 2024
Allowance for credit losses	$1.0	$0.9	$(0.4)	$1.5
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	March 30, 2024	July 1, 2023
Finished goods	$46.0	$49.0
Work in process	17.9	17.7
Raw materials	39.5	49.4
Inventories, net	$103.4	$116.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	March 30, 2024	July 1, 2023
Refundable income taxes	$29.2	$27.6
Prepayments	14.0	16.5
Advances to contract manufacturers	6.1	9.8
Transaction tax receivables	3.4	5.1
Asset held for sale	2.5	2.5
Fair value of forward contracts	1.5	3.5
Other	9.4	7.1
Prepayments and other current assets	$66.1	$72.1
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	March 30, 2024	July 1, 2023
Operating right-of-use (ROU) assets (Note 12)	$37.7	$40.4
Long-term restricted cash	5.3	4.6
Deposits	2.5	2.3
Deferred contract cost	2.5	2.9
Debt issuance cost - Revolving Credit Facility	2.2	2.8
Other	10.2	8.7
Other non-current assets	$60.4	$61.7
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	March 30, 2024	July 1, 2023
Operating lease liabilities (Note 12)	$9.9	$10.1
Interest payable	7.9	5.5
Income tax payable	6.5	4.4
Transaction tax payable	4.3	4.3
Warranty accrual	3.6	4.2
Fair value of forward contracts	3.0	2.4
Acquisition related holdback and related accruals	0.9	4.1
Restructuring accrual (Note 13)	0.8	5.8
Fair value of contingent consideration (Note 5)	—	1.1
Other	9.2	7.9
Other current liabilities	$46.1	$49.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	March 30, 2024	July 1, 2023
Pension and post-employment benefits	$52.9	$53.2
Operating lease liabilities (Note 12)	27.3	29.4
Long-term deferred revenue	24.2	23.4
Uncertain tax position	16.2	15.8
Financing obligation	15.7	15.8
Deferred tax liability	13.5	13.9
Fair value of contingent consideration (Note 5)	11.2	18.6
Warranty accrual	4.2	4.8
Asset retirement obligations	3.6	3.8
Other	7.9	8.0
Other non-current liabilities	$176.7	$186.7
Note 7. Investments and Forward Contracts
Short-Term Investments
As of March 30, 2024, the Company’s short-term investments of $28.4 million were comprised of 30-day term deposits of $27.0 million and trading securities related to the deferred compensation plan of $1.4 million, of which $1.3 million was invested in equity securities and $0.1 million was invested in debt securities.
As of July 1, 2023, the Company’s short-term investments of $14.6 million were comprised of a 30-day term deposit of $13.1 million and trading securities related to the deferred compensation plan of $1.5 million, of which $1.2 million was invested in equity securities, $0.2 million was invested in money market instruments and $0.1 million was invested in debt securities.
Trading securities are reported at fair value, with unrealized gains or losses resulting from changes in fair value recognized in the Consolidated Statements of Operations as a component of Interest and other income, net.
Non-Designated Foreign Currency Forward Contracts
The Company has foreign subsidiaries that operate and sell the Company’s products in various markets around the world. As a result, the Company is exposed to foreign exchange risks. The Company utilizes foreign exchange forward contracts to manage foreign currency risk associated with foreign currency denominated monetary assets and liabilities, primarily certain short-term intercompany receivables and payables, and to reduce the volatility of earnings and cash flows related to foreign currency transactions. The Company does not use these foreign currency forward contracts for trading purposes.
As of March 30, 2024, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.5 million and $3.0 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of July 1, 2023, the fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 30, 2024 and July 1, 2023, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $76.1 million and $87.5 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $20.1 million and $19.3 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $0.8 million and $0.9 million for the three and nine months ended March 30, 2024, respectively, and gains of $0.8 million and less than $0.1 million for the three and nine months ended April 1, 2023, respectively.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of March 30, 2024 and July 1, 2023, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as a component of Selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	March 30, 2024				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities (1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds (2)	246.0	246.0	—	—	344.8	344.8	—	—
Trading securities (3)	1.4	1.4	—	—	1.5	1.5	—	—
Foreign currency forward contracts (4)	1.5	—	1.5	—	3.5	—	3.5	—
Total assets	$249.2	$247.4	$1.8	$—	$350.1	$346.3	$3.8	$—

Liabilities:
Foreign currency forward contracts (5)	$3.0	$—	$3.0	$—	$2.4	$—	$2.4	$—
Contingent consideration (6)	11.2	—	—	11.2	19.7	—	—	19.7
Total liabilities	$14.2	$—	$3.0	$11.2	$22.1	$—	$2.4	$19.7
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of March 30, 2024, $239.0 million in Cash and cash equivalents, $3.4 million in Restricted cash and $3.6 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of July 1, 2023, $336.5 million in Cash and cash equivalents, $4.3 million in Restricted cash and $4.0 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)As of March 30, 2024, included in Other non-current liabilities on the Consolidated Balance Sheets. As of July 1, 2023, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes) and 1.00% Senior Convertible Notes (2024 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	March 30, 2024				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$344.1	$—	$344.1	$—	$341.8	$—	$341.8	$—
1.625% Senior Convertible Notes	244.3	—	244.3	—	262.7	—	262.7	—
1.00% Senior Convertible Notes (1)	—	—	—	—	95.6	—	95.6	—
Total	$588.4	$—	$588.4	$—	$700.1	$—	$700.1	$—
(1)The 2024 Notes were retired upon maturity on March 1, 2024. See “Note 11. Debt”, for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2023	$399.2	$13.8	$42.2	$455.2
Currency translation	(0.9)	(0.1)	—	(1.0)
Other adjustment (1)	—	(1.0)	—	(1.0)
Balance as of March 30, 2024	$398.3	$12.7	$42.2	$453.2
(1)Adjustment related to Goodwill acquired as part of a prior acquisition.

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
There were no events or changes in circumstances which triggered an impairment review during the three and nine months ended March 30, 2024.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles (in millions):

As of March 30, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.0	$(400.3)	$37.7
Customer relationships	194.9	(189.8)	5.1
Other (1)	39.7	(39.5)	0.2
Total intangibles	$672.6	$(629.6)	$43.0

As of July 1, 2023	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.5	$(390.2)	$48.3
Customer relationships	195.2	(185.9)	9.3
Other (1)	39.8	(38.8)	1.0
Total intangibles	$673.5	$(614.9)	$58.6
(1)Other intangibles consist of customer backlog, patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of revenues	$3.5	$5.9	$10.4	$18.7
Operating expenses	1.5	2.1	5.0	6.5
Total amortization of intangible assets	$5.0	$8.0	$15.4	$25.2
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 30, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2024	$4.8
2025	15.8
2026	11.3
2027	7.5
2028	3.0
Thereafter	0.6
Total amortization	$43.0
The acquired developed technology, customer relationships and other intangible balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of March 30, 2024 and July 1, 2023, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs.
The following table presents the carrying amounts of the Company’s debt (in millions):

	March 30, 2024	July 1, 2023
Principal amount of 1.00% Senior Convertible Notes	$—	$96.4
Unamortized 1.00% Senior Convertible Notes debt issuance cost	—	(0.2)
Short-term debt	$—	$96.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(4.8)	(5.5)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(9.3)	(12.9)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(1.5)	(2.1)
Long-term debt	$634.4	$629.5
The Company was in compliance with all debt covenants as of March 30, 2024 and July 1, 2023.

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
The proceeds of the Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized and will be amortized to interest expense using the straight-line method until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear annual interest of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of March 30, 2024, the expected remaining term of the 2026 Notes is 2.0 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. Proceeds of the 2029 Notes amounted to $393.0 million after issuance costs of $7.0 million. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of March 30, 2024, the expected remaining term of the 2029 Notes is 5.5 years.
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
In connection with the issuance of the 2023 Notes, the Company incurred $2.2 million of issuance costs. The debt issuance costs were capitalized and amortized to interest expense using the straight-line method from the issuance date through maturity on June 1, 2023.
See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022. On June 1, 2023, the remaining 2023 Notes principal of $68.1 million was retired upon maturity.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.00% Senior Convertible Notes (2024 Notes)
On March 3, 2017, the Company issued $400.0 million aggregate principal amount of 1.00% Senior Convertible Notes due 2024 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. On March 22, 2017, the Company issued an additional $60.0 million upon exercise of the over-allotment option of the initial purchasers. The total proceeds from the 2024 Notes amounted to $451.1 million after issuance costs of $8.9 million. The debt issuance costs were capitalized and amortized to interest expense using the straight-line method from the issuance date through maturity on March 1, 2024.
See Senior Convertible Notes Settlement section below for details of the 2024 Notes exchange transactions during fiscal 2022. On March 1, 2024, the Company converted two notes at the request of the respective note-holders and retired the remaining 2024 Notes principal of $96.4 million upon maturity.
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
Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in U.S. Dollars, at a per annum rate equal to either, at the Company’s election, Term Secured Overnight Financing Rate (SOFR) plus a margin of 1.35% to 1.85% per annum, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.2825% to 1.7825%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.25% to 1.75%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the Canadian Dollar Offered Rate plus a margin of 1.25% to 1.75%, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility.

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
As of March 30, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $147.5 million, net of outstanding standby letters of credit of $4.1 million.
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
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance costs, accretion of debt discount and other (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest expense-contractual interest	$4.9	$4.8	$14.9	$14.0
Amortization of debt issuance cost	0.7	0.6	2.0	1.8
Accretion of debt discount	1.2	0.4	3.6	0.4
Other	0.9	0.9	2.9	2.8
Total interest expense	$7.7	$6.7	$23.4	$19.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information are as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Operating lease costs (1)	$3.1	$3.2	$9.7	$9.7

Cash paid for amounts included in the measurement of operating lease liabilities	$3.3	$2.9	$11.1	$11.1
Operating ROU assets obtained in exchange for operating lease obligations	$3.5	$0.9	$6.1	$3.9
(1)Total variable lease costs were immaterial during the three and nine months ended March 30, 2024 and April 1, 2023. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
Balance sheet information related to our operating leases is as follows (in millions):

	March 30, 2024	July 1, 2023
Operating ROU assets (Other non-current assets)	$37.7	$40.4

Other current liabilities	$9.9	$10.1
Other non-current liabilities	27.3	29.4
Total operating lease liabilities	$37.2	$39.5

Weighted-average remaining lease term	6.5 years	6.8 years
Weighted-average discount rate	5.0%	4.8%
Future minimum operating lease payments as of March 30, 2024 are as follows (in millions):

Operating Leases
Remainder of 2024	$1.8
Fiscal 2025	11.0
Fiscal 2026	8.7
Fiscal 2027	6.7
Fiscal 2028	4.7
Thereafter	10.4
Total lease payments	43.3
Less: Interest	(6.1)
Present value of lease liabilities	$37.2

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
The first phase of the Fiscal 2023 Plan impacted our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions and was substantially complete as of March 30, 2024. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our Service Enablement (SE) segment and the Company anticipates this phase to be substantially complete by the end of fiscal 2024.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of July 1, 2023	Restructuring and related (benefits) charges	Cash Settlements	Balance as of March 30, 2024
Fiscal 2023 Plan
NSE/Corp	$3.5	$(0.8)	$(2.5)	$0.2
OSP	0.6	0.1	(0.7)	—
Fiscal 2023 Plan Phase I	4.1	(0.7)	(3.2)	0.2
NSE/Corp	1.7	(0.1)	(1.0)	0.6
Fiscal 2023 Plan Phase II	1.7	(0.1)	(1.0)	0.6
Total (1)	$5.8	$(0.8)	$(4.2)	$0.8
(1)Included in Other current liabilities on the Consolidated Balance Sheets as of March 30, 2024 and July 1, 2023.
Note 14. Income Taxes
The Company recorded an income tax provision of $9.0 million and $25.2 million for the three and nine months ended March 30, 2024, respectively. The Company recorded an income tax provision of $6.0 million and $28.7 million for the three and nine months ended April 1, 2023, respectively.
The income tax provision for the three and nine months ended March 30, 2024 and April 1, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations.
As of March 30, 2024 and July 1, 2023, the Company’s unrecognized tax benefits totaled $51.1 million and are included in deferred taxes and other non-current tax liabilities, net. The Company had $3.4 million accrued for the payment of interest and penalties as of March 30, 2024. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a stock repurchase plan (2022 Repurchase Plan) of up to $300 million effective October 1, 2022 which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions. During the nine months ended March 30, 2024, the Company repurchased 1.0 million shares of its common stock for $10.0 million under the 2022 Repurchase Plan. As of March 30, 2024, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
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
The Company generally estimates the fair value of stock-based awards based on the closing market price of the Company’s common stock on the grant date. In the case of performance-based awards that include a market condition, the Company estimates the fair value of the award using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
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
During the nine months ended March 30, 2024 and April 1, 2023, the Company granted 3.6 million and 3.1 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended March 30, 2024 and April 1, 2023 were estimated to be $35.1 million and $42.1 million, respectively.
During the nine months ended March 30, 2024 and April 1, 2023, the Company granted 1.2 million and 0.7 million performance-based awards, respectively. There were no performance-based shares attained over target during the nine months ended March 30, 2024. There were 0.1 million performance-based shares attained over target during the nine months ended April 1, 2023. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 30, 2024 and April 1, 2023 were estimated to be $13.4 million and $11.5 million, respectively.
As of March 30, 2024, $67.3 million of unrecognized stock-based compensation costs remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 30, 2024 and April 1, 2023, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Cost of revenues	$1.2	$1.2	$3.7	$3.6
Research and development	2.1	2.1	6.5	6.4
Selling, general and administrative	9.5	9.4	26.4	28.8
Total stock-based compensation expense	$12.8	$12.7	$36.6	$38.8
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of March 30, 2024 and April 1, 2023.
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
As of March 30, 2024, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 30, 2024, the Company contributed $0.7 million to the U.K. plan and $4.6 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Interest cost	$0.8	$0.7	$2.5	$2.1
Expected return on plan assets	(0.4)	(0.4)	(1.4)	(1.2)
Amortization of net actuarial losses	0.2	—	0.1	—
Net periodic benefit cost	$0.6	$0.3	$1.2	$0.9
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $8.7 million related to its defined benefit pension plans during fiscal 2024 to make current benefit payments and fund future obligations. As of March 30, 2024, approximately $5.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at July 1, 2023.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 18. Commitments and Contingencies
Legal Proceedings
Tel-Instruments Electronics Corp. Settlement
In July 2023, the Court of Appeals in the State of Kansas affirmed a lower court decision in a case filed by Aeroflex Wichita (“Aeroflex”), a VIAVI subsidiary, against Tel-Instrument Electronics Corp. (TIC) and two of its employees with total damages of $7.3 million owed to VIAVI. The lower court case, filed by Aeroflex prior to the acquisition by VIAVI and affirmed by the Kansas Court of Appeals, awarded damages caused by tortious interference and improper use and disclosure of Aeroflex’s confidential and proprietary business information used by the defendants to win a competitive U.S. Army contract.
TIC did not file a petition to appeal the decision and acknowledged its obligation to pay damages in full. VIAVI subsequently received total payments of $7.3 million from TIC and the two former employees and recorded a gain to Interest and other income, net in the Consolidated Statements of Operations for the three months ended September 30, 2023.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of March 30, 2024, the Company had standby letters of credit of $7.0 million and performance bonds and other claims of $1.9 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended		Nine Months Ended
	March 30, 2024	April 1, 2023	March 30, 2024	April 1, 2023
Balance as of beginning of period	$8.5	$9.4	$9.0	$10.6
Provision for warranty	0.2	0.3	0.9	1.3
Utilization of reserve	(0.6)	(0.1)	(2.1)	(1.3)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.3)	(0.2)	—	(1.2)
Balance as of end of period	$7.8	$9.4	$7.8	$9.4
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
(ii) Service Enablement (SE):
SE provides embedded systems and enterprise performance management solutions that give global communications service providers, enterprises and cloud operators visibility into network, service and application data. These solutions - including instruments, microprobes and software - monitor, collect and analyze network data to reveal the actual customer experience and to identify opportunities for new revenue streams and network optimization.
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
The following tables present information on the Company’s reportable segments for the three months ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended March 30, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$124.0	$7.1	$131.1	$76.2	$—	$207.3
Service revenue	27.7	11.0	38.7	—	—	38.7
Net revenue	$151.7	$18.1	$169.8	$76.2	$—	$246.0

Gross profit	$93.3	$11.0	$104.3	$38.2	$(4.6)	$137.9
Gross margin	61.5%	60.8%	61.4%	50.1%		56.1%

Operating (loss) income			$(3.1)	$26.1	$(34.9)	$(11.9)
Operating margin			(1.8)%	34.3%		(4.8)%

	Three Months Ended April 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$122.8	$11.9	$134.7	$70.5	$—	$205.2
Service revenue	29.1	13.5	42.6	—	—	42.6
Net revenue	$151.9	$25.4	$177.3	$70.5	$—	$247.8

Gross profit	$94.5	$17.8	$112.3	$35.7	$(7.0)	$141.0
Gross margin	62.2%	70.1%	63.3%	50.6%		56.9%

Operating income (loss)			$2.5	$25.8	$(30.4)	$(2.1)
Operating margin			1.4%	36.6%		(0.8)%
(1)Other Items include charges (benefits) unrelated to core operating performance primarily consisting of stock-based compensation, amortization of acquisition-related intangibles, restructuring, changes in fair value of contingent consideration liabilities and other charges unrelated to core operating performance. During the three months ended March 30, 2024, Other Items include expenses related to the proposed acquisition of Spirent Communications plc (Spirent).

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 30, 2024	April 1, 2023
Corporate reconciling items impacting gross profit:
Total segment gross profit	$142.5	$148.0
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(3.5)	(5.9)
Other benefits unrelated to core operating performance (1)	0.1	0.1
GAAP gross profit	$137.9	$141.0

Corporate reconciling items impacting operating income:
Total segment operating income	$23.0	$28.3
Stock-based compensation	(12.8)	(12.7)
Amortization of intangibles	(5.0)	(8.0)
Change in fair value of contingent liability	(0.6)	1.9
Other charges unrelated to core operating performance (1)	(16.4)	(1.4)
Restructuring and related charges	(0.1)	(10.2)
GAAP operating loss from continuing operations	$(11.9)	$(2.1)
(1)    During the three months ended March 30, 2024 and April 1, 2023, Other benefits (charges) unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, accretion of debt discount and loss on disposal of long-lived assets. During the three months ended March 30, 2024, Other charges include expenses related to the proposed acquisition of Spirent.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 30, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$369.6	$25.6	$395.2	$228.6	$—	$623.8
Service revenue	87.6	37.0	124.6	—	—	124.6
Net revenue	$457.2	$62.6	$519.8	$228.6	$—	$748.4

Gross profit	$285.1	$41.3	$326.4	$117.9	$(14.0)	$430.3
Gross margin	62.4%	66.0%	62.8%	51.6%		57.5%

Operating income			$4.8	$82.7	$(61.0)	$26.5
Operating margin			0.9%	36.2%		3.5%

	Nine Months Ended April 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$441.7	$33.6	$475.3	$239.1	$—	$714.4
Service revenue	90.0	38.0	128.0	0.1	—	128.1
Net revenue	$531.7	$71.6	$603.3	$239.2	$—	$842.5

Gross profit	$339.4	$47.9	$387.3	$128.0	$(22.5)	$492.8
Gross margin	63.8%	66.9%	64.2%	53.5%		58.5%

Operating income			$49.8	$91.9	$(71.1)	$70.6
Operating margin			8.3%	38.4%		8.4%
(1)Other Items include charges (benefits) unrelated to core operating performance primarily consisting of stock-based compensation, amortization of acquisition-related intangibles, restructuring, changes in fair value of contingent consideration liabilities and other charges unrelated to core operating performance. During the nine months ended March 30, 2024, Other Items include expenses related to the proposed acquisition of Spirent.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended
	March 30, 2024	April 1, 2023
Corporate reconciling items impacting gross profit:
Total segment gross profit	$444.3	$515.3
Stock-based compensation	(3.7)	(3.6)
Amortization of intangibles	(10.4)	(18.7)
Other benefits (charges) unrelated to core operating performance (1)	0.1	(0.2)
GAAP gross profit	$430.3	$492.8

Corporate reconciling items impacting operating income:
Total segment operating income	$87.5	$141.7
Stock-based compensation	(36.6)	(38.8)
Amortization of intangibles	(15.4)	(25.2)
Change in fair value of contingent liability	7.8	0.1
Other (charges) benefits unrelated to core operating performance (1)	(17.6)	3.0
Restructuring and related benefits (charges)	0.8	(10.2)
GAAP operating income from continuing operations	$26.5	$70.6
(1)    During the nine months ended March 30, 2024 and April 1, 2023, Other benefits (charges) unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, accretion of debt discount and loss on disposal of long-lived assets. During the nine months ended March 30, 2024, Other charges include expenses related to the proposed acquisition of Spirent.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and nine months ended March 30, 2024 and April 1, 2023 (in millions):

	Three Months Ended
	March 30, 2024			April 1, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$62.3	$14.0	$76.3	$68.5	$14.0	$82.5
Other Americas	8.8	3.2	12.0	14.0	4.0	18.0
Total Americas	$71.1	$17.2	$88.3	$82.5	$18.0	$100.5

Asia-Pacific:
Greater China	$45.7	$1.3	$47.0	$43.5	$1.8	$45.3
Other Asia-Pacific	36.5	6.2	42.7	24.1	6.1	30.2
Total Asia-Pacific	$82.2	$7.5	$89.7	$67.6	$7.9	$75.5

EMEA:	$54.0	$14.0	$68.0	$55.1	$16.7	$71.8

Total net revenue	$207.3	$38.7	$246.0	$205.2	$42.6	$247.8

	Nine Months Ended
	March 30, 2024			April 1, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$198.5	$45.3	$243.8	$227.0	$44.6	$271.6
Other Americas	37.1	11.0	48.1	47.4	10.8	58.2
Total Americas	$235.6	$56.3	$291.9	$274.4	$55.4	$329.8

Asia-Pacific:
Greater China	$141.0	$4.5	$145.5	$165.9	$5.7	$171.6
Other Asia	89.7	19.9	109.6	100.8	19.8	120.6
Total Asia-Pacific	$230.7	$24.4	$255.1	$266.7	$25.5	$292.2

EMEA:	$157.5	$43.9	$201.4	$173.3	$47.2	$220.5

Total net revenue	$623.8	$124.6	$748.4	$714.4	$128.1	$842.5

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
•Our expectations related to future tax liabilities resulting from future tax legislation; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions between China and the U.S. and the ongoing military conflict between Russia and Ukraine and armed conflict between Israel and Hamas, on our business, operations and financial results.
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

Overview
VIAVI is a global provider of network test, monitoring and assurance solutions for telecommunications, cloud, enterprises, first responders, military, aerospace and railway. VIAVI is also a leader in light management technologies for 3D sensing, anti-counterfeiting, consumer electronics, industrial, automotive, government and aerospace applications.
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the third quarter of fiscal 2024, the VIAVI business environment continued to be challenging, particularly in the service provider and enterprise customer markets, partially offset by stronger OSP demand.

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

Proposed Acquisition of Spirent

On March 5, 2024, we announced a transaction under which the Company and VIAVI Solutions Acquisitions Limited, our wholly-owned subsidiary (Bidco), intends to acquire the entire issued and to be issued ordinary share capital of Spirent Communications plc, a public company incorporated in England and Wales and a global provider of automated test and assurance solutions for networks, cybersecurity and positioning (Spirent, and such transaction, the Proposed Acquisition). The Proposed Acquisition is to be implemented by means of a court-sanctioned scheme of arrangement under the United Kingdom (U.K.) Companies Act 2006, as amended (the VIAVI Offer Scheme). Under the terms of the Proposed Acquisition, Spirent shareholders, in connection with the consummation of the VIAVI Offer Scheme, would receive 172.5 pence per ordinary Spirent share in cash and would also be entitled to retain a special dividend of 2.5 pence per ordinary Spirent share.
The Proposed Acquisition was approved by our Board of Directors and was recommended by the board of directors of Spirent. The Proposed Acquisition is conditioned upon, among other things, (i) certain meetings of the shareholders of Spirent to approve the VIAVI Offer Scheme being held no later than May 23, 2024, (ii) the VIAVI Offer Scheme being approved by the requisite majorities of Spirent shareholders at such meetings, (iii) the receipt of applicable antitrust and other regulatory clearances, and, following the satisfaction or waiver of all other conditions, (iv) the sanction of the VIAVI Offer Scheme by the High Court of Justice in England and Wales.

On March 28, 2024, Spirent announced that it had received from another bidder a competing offer (the Competing Offer) at a higher nominal price per share of Spirent than that reflected in the Proposed Acquisition and that the board of directors of Spirent had withdrawn its recommendation of the Proposed Acquisition and instead had recommended Spirent shareholders vote in favor of the Competing Offer. The Competing Offer is conditioned on, among other things, the receipt of applicable antitrust and other regulatory clearances.
On April 17, 2024, Spirent announced the indefinite adjournment of the meetings of the shareholders of Spirent relating to the VIAVI Offer Scheme, which were scheduled to be held on May 1, 2024. If those meetings are not held by May 23, 2024, the VIAVI Offer Scheme will lapse, unless VIAVI elects to waive the relevant condition to the Proposed Acquisition or such deadline is extended with the consent of the U.K. Panel on Takeovers and Mergers.

For more information on the risks related to the Proposed Acquisition, see Part II, Item 1A, Risk Factors, of this Quarterly Report.

Looking Ahead

We continue to be impacted by macroeconomic conditions and volatility in end market demand. As we look ahead to the fourth quarter of fiscal 2024, we expect revenue to be flat to slightly higher as our normal seasonal growth is expected to be adversely impacted by a continued conservative spend environment.

Despite near-term macroeconomic headwinds, our long-term focus remains on executing our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers in Wireless, Fiber, 3D sensing and Position, Navigation and Timing (PNT). We will continue to focus on executing our strategic priorities over the long-term to:
•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
•Extend VIAVI technologies and platforms into adjacent markets and applications; and,
•Continued productivity improvements in Operations, Research & Development (R&D) and Selling, General and Administrative (SG&A).

Financial Highlights
Third quarter fiscal 2024 results included the following notable items:
• Net revenue of $246.0 million, down $1.8 million or 0.7% year-over-year.
• GAAP operating margin of (4.8)%, down 400 bps year-over-year.
• Non-GAAP operating margin of 9.3%, down 210 bps year-over-year.
• GAAP diluted EPS of $(0.11), down $0.04 or 57.1% year-over-year.
• Non-GAAP diluted EPS of $0.06, down $0.02 or 25.0% year-over-year.
A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Operating (Loss) Income	Operating Margin	Operating (Loss) Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$(11.9)	(4.8)%	$(2.1)	(0.8)%	$26.5	3.5%	$70.6	8.4%
Stock-based compensation	12.8	5.2%	12.7	5.1%	36.6	4.9%	38.8	4.6%
Change in fair value of contingent liability	0.6	0.2%	(1.9)	(0.8)%	(7.8)	(1.0)%	(0.1)	—%
Other charges (benefits) unrelated to core operating performance (1)	16.4	6.7%	1.4	0.6%	17.6	2.3%	(3.0)	(0.4)%
Amortization of intangibles	5.0	2.0%	8.0	3.2%	15.4	2.1%	25.2	3.0%
Restructuring and related charges (benefits)	0.1	—%	10.2	4.1%	(0.8)	(0.1)%	10.2	1.2%
Total related to Cost of Revenue and Operating Expenses	34.9	14.1%	30.4	12.2%	61.0	8.2%	71.1	8.4%
Non-GAAP measures	$23.0	9.3%	$28.3	11.4%	$87.5	11.7%	$141.7	16.8%

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$(24.6)	$(0.11)	$(15.4)	$(0.07)	$(4.1)	$(0.02)	$25.6	$0.11
Items reconciling GAAP Net (Loss) Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	12.8	0.06	12.7	0.06	36.6	0.16	38.8	0.17
Change in fair value of contingent liability	0.6	—	(1.9)	(0.01)	(7.8)	(0.03)	(0.1)	—
Other charges (benefits) unrelated to core operating performance (1)	17.1	0.07	1.4	0.01	18.6	0.08	(3.0)	(0.01)
Amortization of intangibles	5.0	0.02	8.0	0.04	15.4	0.07	25.2	0.11
Restructuring and related charges (benefits)	0.1	—	10.2	0.04	(0.8)	(0.01)	10.2	0.05
Gain on litigation settlement (2)	—	—	—	—	(7.3)	(0.03)	—	—
Non-cash interest expense and other expense	1.3	0.01	2.6	0.01	3.7	0.02	2.6	0.01
Provision for income taxes	0.9	0.01	0.4	—	2.1	0.01	2.7	0.01
Total related to Net (Loss) Income and EPS	37.8	0.17	33.4	0.15	60.5	0.27	76.4	0.34
Non-GAAP measures	$13.2	$0.06	$18.0	$0.08	$56.4	$0.25	$102.0	$0.45
Shares used in per share calculation for Non-GAAP EPS		224.6		225.3		224.1		227.6
(1)Other charges (benefits) unrelated to core operating performance primarily consisting of certain acquisition and integration related charges, legal costs, accretion of debt discount and loss on disposal of long-lived assets. During the three and nine months ended March 30, 2024, Other charges include expenses related to the proposed acquisition of Spirent.
(2)Gain on litigation settlement recorded to Interest and other income, net in the Consolidated Statements of Operations for the nine months ended March 30, 2024.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities and certain investing and acquisition related expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities. The Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance.
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
Non-cash interest expense and other expense: The Company excludes certain investing expenses, including accretion of debt discount and other non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, when calculating non-GAAP net income and non-GAAP EPS.
Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as the utilization of net operating losses where valuation allowances were released, intra-period tax allocation benefit and the tax effect for amortization of non-tax deductible intangible assets when calculating non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Nine Months Ended
	March 30, 2024	April 1, 2023	Change	Percent Change	March 30, 2024	April 1, 2023	Change	Percent Change
Segment net revenue:
NE	$151.7	$151.9	$(0.2)	(0.1)%	$457.2	$531.7	$(74.5)	(14.0)%
SE	18.1	25.4	(7.3)	(28.7)%	62.6	71.6	(9.0)	(12.6)%
OSP	76.2	70.5	5.7	8.1%	228.6	239.2	(10.6)	(4.4)%
Total net revenue	$246.0	$247.8	$(1.8)	(0.7)%	$748.4	$842.5	$(94.1)	(11.2)%

Amortization of acquired technologies	$3.5	$5.9	$(2.4)	(40.7)%	$10.4	$18.7	$(8.3)	(44.4)%
Percentage of net revenue	1.4%	2.4%			1.4%	2.2%

Gross profit	$137.9	$141.0	$(3.1)	(2.2)%	$430.3	$492.8	$(62.5)	(12.7)%
Gross margin	56.1%	56.9%			57.5%	58.5%

Research and development	$50.0	$50.8	$(0.8)	(1.6)%	$149.4	$155.3	$(5.9)	(3.8)%
Percentage of net revenue	20.3%	20.5%			20.0%	18.4%

Selling, general and administrative	$98.2	$80.0	$18.2	22.8%	$250.2	$250.2	$—	—%
Percentage of net revenue	39.9%	32.3%			33.4%	29.7%

Amortization of other intangibles	$1.5	$2.1	$(0.6)	(28.6)%	$5.0	$6.5	$(1.5)	(23.1)%
Percentage of net revenue	0.6%	0.8%			0.7%	0.8%

Restructuring and related charges (benefits)	$0.1	$10.2	$(10.1)	(99.0)%	$(0.8)	$10.2	$(11.0)	(107.8)%
Percentage of net revenue	—%	4.1%			0.1%	1.2%

Loss on convertible note modification	$—	$(2.2)	$2.2	(100.0)%	$—	$(2.2)	$2.2	(100.0)%
Percentage of net revenue	—%	0.9%			—%	0.3%

Interest and other income, net	$4.0	$1.6	$2.4	150.0%	$18.0	$4.9	$13.1	267.3%
Percentage of net revenue	1.6%	0.6%			2.4%	0.6%

Interest expense	$(7.7)	$(6.7)	$(1.0)	(14.9)%	$(23.4)	$(19.0)	$(4.4)	(23.2)%
Percentage of net revenue	3.1%	2.7%			3.1%	2.3%

Provision for income taxes	$9.0	$6.0	$3.0	50.0%	$25.2	$28.7	$(3.5)	(12.2)%
Percentage of net revenue	3.7%	2.4%			3.4%	3.4%

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
Three and Nine Months Ended March 30, 2024 and April 1, 2023
Net revenue decreased by $1.8 million, or 0.7%, during the three months ended March 30, 2024 compared to the same period a year ago. This decrease reflects the continuing weakness in service provider spending partially offset by higher anti-counterfeiting revenue.
Net revenue decreased by $94.1 million, or 11.2%, during the nine months ended March 30, 2024 compared to the same period a year ago. This decrease reflects the continuing weakness in service provider spending and lower anti-counterfeiting revenue.
Product revenues increased by $2.1 million, or 1.0%, during the three months ended March 30, 2024 compared to the same period a year ago, driven by revenue increases in our OSP and NE segments offset by revenue decrease in our SE segment.
Product revenues decreased by $90.6 million, or 12.7%, during the nine months ended March 30, 2024 compared to the same period a year ago, driven by revenue decreases in all segments.
Service revenues decreased by $3.9 million, or 9.2% and $3.5 million, or 2.7% during the three and nine months ended March 30, 2024, respectively, compared to the same periods a year ago. This was driven by revenue decreases from our NE and SE segments.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of 5G technology at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks.
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

	Three Months Ended				Nine Months Ended
	March 30, 2024		April 1, 2023		March 30, 2024		April 1, 2023
Americas:
United States	$76.3	31.0%	$82.5	33.3%	$243.8	32.6%	$271.6	32.2%
Other Americas	12.0	4.9%	18.0	7.2%	48.1	6.4%	58.2	6.9%
Total Americas	$88.3	35.9%	$100.5	40.5%	$291.9	39.0%	$329.8	39.1%

Asia-Pacific:
Greater China	$47.0	19.1%	$45.3	18.3%	$145.5	19.5%	$171.6	20.4%
Other Asia-Pacific	42.7	17.4%	30.2	12.2%	109.6	14.6%	120.6	14.3%
Total Asia-Pacific	$89.7	36.5%	$75.5	30.5%	$255.1	34.1%	$292.2	34.7%

EMEA:	$68.0	27.6%	$71.8	29.0%	$201.4	26.9%	$220.5	26.2%

Total net revenue	$246.0	100.0%	$247.8	100.0%	$748.4	100.0%	$842.5	100.0%
Net revenue from customers outside the Americas during the three and nine months ended March 30, 2024 represented 64.1% and 61.0% of net revenue, respectively. Net revenue from customers outside the Americas during the three and nine months ended April 1, 2023 represented 59.5% and 60.9% of net revenue, respectively.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues decreased $2.4 million or 40.7% and $8.3 million or 44.4% during the three and nine months ended March 30, 2024, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Gross Margin
Gross margin decreased by 0.8 percentage points during the three months ended March 30, 2024 from 56.9% in the same period a year ago to 56.1% in the current period. The decrease was primarily due to gross margin reduction in all segments, as discussed below in the Operating Segment Information section.
Gross margin decreased by 1.0 percentage point during the nine months ended March 30, 2024 from 58.5% in the same period a year ago to 57.5% in the current period. The decrease was primarily due to gross margin reduction in all segments, as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense decreased by $0.8 million, or 1.6% during the three months ended March 30, 2024 compared to the same period a year ago. This decrease was primarily due to benefits from our restructuring activities. As a percentage of net revenue, R&D expense decreased by 0.2 percentage points during the three months ended March 30, 2024 compared to the same period a year ago.
R&D expense decreased by $5.9 million, or 3.8% during the nine months ended March 30, 2024 compared to the same period a year ago. This decrease was primarily due to benefits from our restructuring activities. As a percentage of net revenue, R&D expense increased by 1.6 percentage points during the nine months ended March 30, 2024 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased by $18.2 million, or 22.8%, during the three months ended March 30, 2024 compared to the same period a year ago. This increase was due to expenses related to the proposed acquisition of Spirent, the change in fair value of acquisition-related contingent consideration and reversal of variable compensation that benefited the same period a year ago. These increases were partially offset by benefits from our restructuring activities. As a percentage of net revenue, SG&A increased 7.6 percentage points during the three months ended March 30, 2024 compared to the same period a year ago.

SG&A expense of $250.2 million during the nine months ended March 30, 2024 was flat when compared to the same period a year ago. This was primarily due to expenses related to the proposed acquisition of Spirent offset by benefits from our restructuring activities and the change in fair value of acquisition-related contingent consideration. As a percentage of net revenue, SG&A increased 3.7 percentage points during the nine months ended March 30, 2024 compared to the same period a year ago.

Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $0.6 million or 28.6% and $1.5 million or 23.1% during the three and nine months ended March 30, 2024, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
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
The first phase of the Fiscal 2023 Plan impacted all segments and corporate functions and was substantially complete as of March 30, 2024. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment and the Company anticipates this phase to be substantially complete by the end of fiscal 2024.
We estimate future cash payments of $0.8 million under the Fiscal 2023 Plan, funded by operating cash flow.

During the three and nine months ended March 30, 2024, the Company recorded restructuring charges of $0.1 million and benefits of $0.8 million, respectively, related to the Fiscal 2023 Plan. Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net
Interest and other income, net, was $4.0 million during the three months ended March 30, 2024 compared to $1.6 million during the same period a year ago. This $2.4 million increase was primarily driven by higher interest income during the current period.

Interest and other income, net, was $18.0 million during the nine months ended March 30, 2024 compared to $4.9 million during the same period a year ago. This $13.1 million increase was primarily driven by higher interest income during the current period and a legal settlement in our favor in the amount of $7.3 million partially offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $1.0 million, or 14.9% and $4.4 million, or 23.2% during the three and nine months ended March 30, 2024, respectively, compared to the same periods a year ago. These increases were primarily driven by the accretion of debt discount and interest expense on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023.
Provision for Income Taxes
We recorded an income tax provision of $9.0 million and $25.2 million for the three and nine months ended March 30, 2024, respectively. We recorded an income tax provision of $6.0 million and $28.7 million for the three and nine months ended April 1, 2023, respectively.
The income tax provision for the three and nine months ended March 30, 2024 and April 1, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of March 30, 2024, and July 1, 2023, our unrecognized tax benefits totaling $51.1 million are included in deferred taxes and other non-current tax liabilities, net. We had $3.4 million accrued for the payment of interest and penalties as of March 30, 2024. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended				Nine Months Ended
	March 30, 2024	April 1, 2023	Change	Percentage Change	March 30, 2024	April 1, 2023	Change	Percentage Change
Network Enablement
Net revenue	$151.7	$151.9	$(0.2)	(0.1)%	$457.2	$531.7	$(74.5)	(14.0)%
Gross profit	93.3	94.5	(1.2)	(1.3)%	285.1	339.4	(54.3)	(16.0)%
Gross margin	61.5%	62.2%			62.4%	63.8%

Service Enablement
Net revenue	$18.1	$25.4	$(7.3)	(28.7)%	$62.6	$71.6	$(9.0)	(12.6)%
Gross profit	11.0	17.8	(6.8)	(38.2)%	41.3	47.9	(6.6)	(13.8)%
Gross margin	60.8%	70.1%			66.0%	66.9%

Network and Service Enablement
Net revenue	$169.8	$177.3	$(7.5)	(4.2)%	$519.8	$603.3	$(83.5)	(13.8)%
Operating (loss) income	(3.1)	2.5	(5.6)	(224.0)%	4.8	49.8	(45.0)	(90.4)%
Operating margin	(1.8)%	1.4%			0.9%	8.3%

Optical Security and Performance
Net revenue	$76.2	$70.5	$5.7	8.1%	$228.6	$239.2	$(10.6)	(4.4)%
Gross profit	38.2	35.7	2.5	7.0%	117.9	128.0	(10.1)	(7.9)%
Gross margin	50.1%	50.6%			51.6%	53.5%
Operating income	$26.1	$25.8	$0.3	1.2%	$82.7	$91.9	$(9.2)	(10.0)%
Operating margin	34.3%	36.6%			36.2%	38.4%
Network Enablement
NE net revenue decreased by $0.2 million, or 0.1% during the three months ended March 30, 2024 compared to the same period a year ago, primarily driven by lower volume in Fiber and Access and Lab and Production, partially offset by higher Wireless and AvComm revenue.
NE net revenue decreased by $74.5 million, or 14.0% during the nine months ended March 30, 2024 compared to the same period a year ago, primarily driven by lower volume in Wireless, Fiber and Access and Lab and Production partially offset by higher AvComm revenue.
NE gross margin decreased by 0.7 percentage points during the three months ended March 30, 2024 to 61.5% from 62.2% in the same period a year ago primarily due to lower volume and unfavorable product mix.
NE gross margin decreased by 1.4 percentage points during the nine months ended March 30, 2024 to 62.4% from 63.8% in the same period a year ago primarily due to lower volume and unfavorable product mix.
Service Enablement
SE net revenue decreased by $7.3 million, or 28.7%, during the three months ended March 30, 2024 compared to the same period a year ago primarily due to lower Data Center and Assurance revenue.
SE net revenue decreased by $9.0 million, or 12.6%, during the nine months ended March 30, 2024 compared to the same period a year ago primarily due to lower Data Center and Assurance revenue.
SE gross margin decreased by 9.3 percentage points during the three months ended March 30, 2024 to 60.8% from 70.1% in the same period a year ago primarily due to lower volume.
SE gross margin decreased by 0.9 percentage points during the nine months ended March 30, 2024 to 66.0% from 66.9% in the same period a year ago primarily due to unfavorable product mix.

Network and Service Enablement
NSE operating margin decreased by 3.2 percentage points during the three months ended March 30, 2024 to (1.8)% from 1.4% in the same period a year ago primarily due to lower volume.

NSE operating margin decreased by 7.4 percentage points during the nine months ended March 30, 2024 to 0.9% from 8.3% in the same period a year ago primarily due to lower volume.
Optical Security and Performance Products
OSP net revenue increased by $5.7 million, or 8.1%, during the three months ended March 30, 2024 compared to the same period a year ago. This increase was primarily driven by higher anti-counterfeiting and consumer and industrial revenues partially offset by lower government revenue.

OSP net revenue decreased by $10.6 million, or 4.4%, during the nine months ended March 30, 2024 compared to the same period a year ago. This decrease was primarily driven by lower anti-counterfeiting, consumer and industrial and government revenues.

OSP gross margin decreased by 0.5 percentage points during the three months ended March 30, 2024 to 50.1% from 50.6% in the same period a year ago primarily due to the reversal of variable compensation that benefited the year ago period.

OSP gross margin decreased by 1.9 percentage points during the nine months ended March 30, 2024 to 51.6% from 53.5% in the same period a year ago primarily due to lower volume and unfavorable manufacturing variances.

OSP operating margin decreased by 2.3 percentage points during the three months ended March 30, 2024 to 34.3% from 36.6% in the same period a year ago primarily due to the aforementioned reduction in gross margin.

OSP operating margin decreased by 2.2 percentage points during the nine months ended March 30, 2024 to 36.2% from 38.4% in the same period a year ago primarily due to the aforementioned reduction in gross margin.
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
•While the principal payment obligations of our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) are substantial and have covenants that restrict our debt level and credit facility capacity, we may be able to incur substantially more debt;
•Issuance or repurchase of debt which may include open market purchases of our 2026 Notes and/or 2029 Notes prior to their maturity;
•Issuance or repurchase of our common stock or other equity securities;
•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Quarterly Report on Form 10-Q.
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and reported as a separate component of stockholders’ equity. As of March 30, 2024, U.S. subsidiaries owned approximately 17.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of March 30, 2024, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended March 30, 2024, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender-related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300.0 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met.
As of March 30, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $147.5 million, net of outstanding standby letters of credit of $4.1 million.
Refer to “Note 11. Debt” for more information.

Cash Flows for the Nine Months Ended March 30, 2024
As of March 30, 2024, our combined balance of cash and cash equivalents and restricted cash decreased by $52.5 million to $463.1 million from $515.6 million as of July 1, 2023.
During the nine months ended March 30, 2024, Cash provided by operating activities was $90.2 million, consisting of net loss of $4.1 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $77.5 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $16.8 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $17.4 million due to collections outpacing billings, an increase in accrued expenses and other current and non-current liabilities of $14.6 million primarily due to expenses related to the proposed acquisition of Spirent, a decrease in inventory of $6.7 million, a decrease in other current and non-current assets of $3.7 million and an increase in income taxes payable of $2.3 million. These were offset by a decrease in deferred revenue of $15.7 million primarily due to timing of support billings and project acceptances, a decrease in accrued payroll and related expenses of $8.1 million due primarily to lower variable expenses and reduced headcount from restructuring activities and a decrease in accounts payable of $4.1 million driven by timing of purchases and related payments.
During the nine months ended March 30, 2024, Cash used in investing activities was $27.2 million, primarily resulting from $15.7 million used for capital expenditures and $14.1 million net purchases of short-term investments offset by $2.6 million proceeds from sales of assets.
During the nine months ended March 30, 2024, Cash used in financing activities was $115.3 million, primarily resulting from $96.4 million to retire 2024 Senior Convertible Notes upon maturity, $11.0 million in withholding tax payments on the vesting of restricted stock and performance-based awards, $10.0 million cash paid to repurchase common stock under our share repurchase program and $4.0 million paid for acquisition related liabilities. These were offset by $6.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
During the nine months ended March 30, 2024, we repurchased 1.0 million shares of our common stock for $10.0 million pursuant to our 2022 Repurchase Plan. As of March 30, 2024, the Company had remaining authorization of $224.8 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2024.
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
The U.K. plan is fully funded, and the other German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 30, 2024, our pension plans were under-funded by $50.6 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 30, 2024, the fair value of plan assets had increased approximately 4.5% since July 1, 2023, our most recent fiscal year end.
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
Post-retirement benefit obligation (PBO)
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $4.0 million based upon data as of July 1, 2023.
Goodwill Impairment
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 30, 2024.
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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing economic sanctions, the armed conflict between Israel and Hamas, resulting in instability in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that could permit sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. International conflict has resulted in (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

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
•Changing market and economic conditions, including the impacts due to tariffs, the ongoing conflict between Russia and Ukraine, the armed conflict between Israel and Hamas; tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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

Our growth and ability to serve a significant portion of these markets are subject to many factors including our success in implementing our business strategy as well as market adoption and expansion of 5G infrastructure, 3D sensing and other applications for consumer electronics. We cannot assure you that we will be able to serve a significant portion of these markets and the growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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
We may fail to consummate the Proposed Acquisition, may not consummate the Proposed Acquisition on the expected terms, or may not achieve the anticipated benefits.

Completion of the Proposed Acquisition is subject to, among other things, the receipt of approval of the Proposed Acquisition by the requisite majorities of Spirent’s shareholders, regulatory approvals and other customary closing conditions for the acquisition of a U.K. public company, including the sanction of the U.K.’s High Court. On March 28, 2024, Spirent announced that it had received the Competing Offer at a higher nominal price per share of Spirent than that reflected in the Proposed Acquisition and that the board of directors of Spirent had withdrawn its recommendation in favor of the Proposed Acquisition and instead had recommended Spirent shareholders vote in favor of the Competing Offer. The Competing Offer is conditioned on, among other things, the receipt of applicable antitrust and other regulatory clearances.

On April 17, 2024, Spirent announced the indefinite adjournment of the meetings of the shareholders of Spirent relating to the VIAVI Offer Scheme, which were scheduled to be held on May 1, 2024. If those meetings are not held by May 23, 2024, the VIAVI Offer Scheme will lapse, unless VIAVI elects to waive the relevant condition to the Proposed Acquisition or such deadline is extended with the consent of the U.K. Panel on Takeovers and Mergers.

As a result, the possible timing and likelihood of completion of the Proposed Acquisition are unclear and uncertain, and, accordingly, there can be no assurance that the Proposed Acquisition will be completed on the expected terms, on the anticipated schedule or at all. In addition, the competing bidder is a larger company with a leading position in many product segments. If the competing bidder is successful in executing its proposed bid for Spirent, we believe it could further entrench the competitor’s leading position in many product segments, which would limit customer choice and could adversely impact us. Even if completed, the success of the Proposed Acquisition will depend, in significant part, on our ability to successfully integrate Spirent and its subsidiaries, grow the revenue of the combined company and realize the anticipated strategic benefits and synergies from the combination.

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
•Our ability to comply with a wide variety of laws and regulations of the countries in which we do business, including, among other things, customs, import/export, anti-bribery, anti-competition, climate/sustainability regulations, tax and data privacy laws, which may be subject to sudden and unexpected changes;
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
These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation into a potential “trade war”, may adversely impact our business. While recent U.S. export controls on China’s semiconductor and artificial intelligence industries may have an indirect impact on VIAVI, the implications of such controls are still being evaluated and are not expected to have a material impact on our consolidated annual revenues.

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

The use of open-source software in our products, as well as those of our suppliers, manufacturers and customers, and the use of generative artificial intelligence in our work processes, may expose us to additional risks and harm our intellectual property position.

Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, be derived from, or contain, “open-source” software, which is software that is generally made available to the public by its authors and/or other third parties, as well as generative artificial intelligence (GenAI) technology (discussed further below). Such open-source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. In the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open-source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open-source licenses are subject to occasional revision. In the event future iterations of open-source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

Similarly, GenAI technology has proliferated including as a feature in existing commercially available products, some of which we use. GenAI is a type of machine-learning model capable of generating various types of content, including data, text and images. While GenAI may increase efficiency and enhance our work processes, use of GenAI tools could expose us to data and network security risks. These risks include the exposure of our intellectual property, confidential and proprietary information (including customer information) to unknown recipients; the introduction of malware into our network; and the creation of content subject to copyright, trademark, or other intellectual property protection of an unknown third party.

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

Increasingly regulators, customers, investors, employees and other stakeholders are focusing on ESG-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, which are currently stayed pending legal challenges but which could come into effect in the coming years along with reporting requirements in California and other jurisdictions which we may be subject to. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be subject to risks related to climate change, natural disasters and catastrophic events.

We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters is located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone which resulted in production stoppage. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward.

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

The issuance of our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2026 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
Changes in tax legislation or policies could materially impact our financial position and results of operations.

VIAVI operates in many jurisdictions around the world. Global tax policy is in a heightened state of evolution, with particular attention to Base Erosion and Profit Shifting (BEPS), transfer pricing, and general corporate tax reform. Any substantial changes in domestic or international corporate tax policies, regulations, or guidance may materially adversely affect our business, the amount of taxes we are required to pay, and our financial condition and results of operations generally. Enforcement activities or legislative initiatives may also have similar effects.

The Organization for Economic Co-operation & Development (OECD) has issued BEPS Pillar Two Model Rules. Pillar Two establishes a minimum global effective tax rate of 15% on profits of large multinational companies. While the U.S. has not adopted the Pillar Two rules, many countries where we operate have adopted or are expected to adopt the OECD Pillar Two Model. These changes could increase our tax burden, reduce net income and impact cash flow. The Pillar Two rules, if enacted are generally effective for tax years beginning on or after January 1, 2024. We expect this to be applicable for fiscal year 2025 and do not expect any material impacts to our current financial statements. We will continue to monitor the tax legislation for any future implications.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of April 27, 2024, we had 1,625 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

There were no shares repurchased under our 2022 Repurchase Plan during the three months ended March 30, 2024, with remaining authorization of $224.8 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 30, 2024.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
2.1	Rule 2.7 Announcement	8-K	2.1	3/5/2024
2.2	Co-operation Agreement	8-K	2.2	3/5/2024
3.1	Amended and Restated Bylaws of Viavi Solutions Inc., effective as of February 12, 2024	8-K	3.1	2/16/2024
10.1	Form of Irrevocable Undertaking	8-K	10.1	3/5/2024
10.2	Commitment Letter	8-K	10.2	3/5/2024
10.3	Investment Agreement by and among the Company, SLP VII CM Victor Holdings, L.P. and SLA II CM Victor Holdings, L.P., dated as of March 5, 2024	8-K	10.3	3/5/2024
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2024	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)