Form 10-K
period 2024-06-29
VIAVI SOLUTIONS INC.
filed 2024-08-16
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 29, 2024
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

As of December  31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.2 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 27, 2024, the Registrant had 221,912,561 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 29, 2024 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 29, 2024 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
•Sufficiency of our sources of funding for working capital, capital expenditures, contractual obligations, acquisitions, stock repurchases, debt repayments and other matters;
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
•Our expectations related to future tax liabilities resulting from future tax legislation; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions between China and the U.S., and the ongoing military conflict between Russia and Ukraine and armed conflict between Israel and Hamas, on our business, operations and financial results.
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our, and us) is a global provider of network test, monitoring, and assurance solutions for communications service providers (CSPs), hyperscalers, network equipment manufacturers (NEMs), original equipment manufacturers (OEMs), government and avionics. We help customers harness the power of instruments, automation, intelligence and virtualization. VIAVI is also a leader in light management technologies which are used in anti-counterfeiting, 3D sensing, consumer electronics, industrial, automotive, government and aerospace applications.
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

Business Segments
We operate in two broad business categories: Network and Service Enablement (NSE) and OSP. NSE operates in two reportable segments, NE and SE, whereas OSP operates as a single segment. Our NSE and OSP businesses are each organized with their own engineering, manufacturing and dedicated sales and marketing groups focused on each of the markets we serve to better support our customers and respond quickly to market needs. In addition, our segments share common corporate services that provide capital, legal, infrastructure, resources and functional support, allowing them to focus on core technological strengths to compete and innovate in their markets.
Network Enablement
Our NE segment provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, turn-up, certify, troubleshoot, and optimize networks. These solutions also support more profitable, higher-performing networks and help speed time-to-revenue.
Our solutions address lab and production environments, field deployment and service assurance for wireless and wireline networks, including computing and storage networks. Our test instrument portfolio is one of the largest in the industry, with hundreds of thousands of units in active use by NEMs, operators and service providers worldwide.
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

Offerings
Our NE solutions include instruments and software that support the development and production of network systems in the lab. These solutions activate, certify, troubleshoot and optimize networks that are differentiated through superior efficiency, reliable performance and greater customer satisfaction. Designed to be mobile, these products include instruments and software that access the network to perform installation and maintenance tasks. They help service provider technicians assess the performance of network elements and segments and verify the integrity of the information being transmitted across the network. These instruments are enhanced with artificial intelligence and machine learning and built-in automation and analytics with user interfaces that are designed to simplify operations and minimize the training required to operate them. Our NE solutions are also used by NEMs in the design and production of next-generation network equipment. Thorough testing by NEMs plays a critical role in producing the components and equipment that are the building blocks of network infrastructure. We leverage our installed base and knowledge of network management methods and procedures to develop these advanced customer experience solutions.
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
Assurance: Primarily consisting of our growth products (Nitro Geo, NITRO Mobile and AI Ops products) and mature products.
Industry Trends for NSE
The telecommunications industry is experiencing a major evolution in technology as wireless communications expand and evolve from 4G to 5G technology. 5G’s increased bandwidth capacity and speed, as well as lower latency, will expand applications beyond mobile devices. 5G is expected to enable numerous use cases including greater device-to-device connectivity, smart applications, autonomous cars, factory automation and other applications that are yet to be conceptualized. The increase in demand for openness and scalability in the 5G Radio Access Network is motivating the push towards O-RAN standards and ecosystems. O-RAN will eventually improve the time-to-market for new verticals and innovations as well as reduce the total cost of ownership. The 5G transition is being deployed globally and is expected to be disruptive to businesses, consumers and potentially create new applications and vertical industries.
We believe the increase in demand for 5G services will be increasingly supported by automation and associated artificial intelligence and machine learning, which will further enable enterprise requirements for private 5G as well as numerous use cases such as remote working and energy efficiency. Such increases in demand for pervasive on-premise/off-premise services will further drive the need for cybersecurity. Further adoption of 5G will require optical fiber upgrades and buildouts driven by traditional CSPs as well as enterprise networks. Hyperscale service providers have become significant drivers of technology innovation, including optical fiber up to 800GbE. The scale and complexity of these technology shifts are also challenging service providers to rearchitect their networks, becoming more virtualized, and optimized based on real-time intelligence. We believe these investments will extend fiber connectivity beyond the office and home and permeate “fiber-to-the-everywhere” leading to potential new business opportunities for VIAVI.
Existing network infrastructure that is not otherwise being upgraded is also expected to be modernized with new cable and access technologies. Cable operators are investing in Distributed Access Architecture (DAA) and extending frequencies and network capacity. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.

The convergence of network technologies requires significant investments from both traditional carriers and cloud service providers. In recent years, there has been consolidation of some traditional service providers. This has created scale and capital spending in physical networks has been declining. However, it has also created additional opportunities as service providers deploy NE products and solutions to reduce cost of repair and maintenance of their networks. These products and solutions also improve efficiency of new service installation, activation and services by reducing the need for physical customer service visits and faster installation and repair completion. In addition, the new cloud service providers and virtualized networks create new NSE opportunities. We believe our NSE products and solutions are well positioned to meet these rapidly changing industry trends, given our technology and products, as well as customer installed base.
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
Customers
OSP customers include SICPA Holding SA Company (SICPA), Lockheed Martin Corporation and Seiko Epson Corporation.
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

We leverage our capabilities to deliver technologies that enable anti-counterfeiting solutions designed to protect the integrity of banknotes and other documents of value. The wide availability of advanced and relatively low-cost imaging technologies and printing tools presents a consistent threat to the integrity of secure documents, necessitating robust, technically sophisticated and easy to validate anti-counterfeiting features. Our security pigment technologies enable intuitive overt optical effects that consumers can easily and quickly recognize and that counterfeiters find very difficult to reproduce.

Major trends in banknote design include an interest in incorporating more security features even on lower value denominations, a greater variety of colors, development of eye-catching abstract images, and implementing vertical orientation more frequently. Our technologies enable solutions for designers to address these trends.

We also design, manufacture and sell optical filters to improve the performance of optical sensors for a range of applications including 3D sensing. 3D sensing applications allow consumers to interact with their devices more naturally by enabling electronic devices to accurately measure depth and motion. Our filters play an important role in those applications, separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented low angle shift technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as one of the industry’s leading suppliers of high-performance filters enabling depth-sensing systems in consumer electronics. Similarly Engineered DiffusersTM, shape the infrared laser light transmitted by a smartphone in 3D sensing applications, enabling reliable system performance while also guarding eye safety.

Major trends in 3D sensing and other applications we target including an ongoing drive toward enabling increased efficiency in size, weight, and power (SWaP). As an example, customers in the mobile handset market are increasingly interested in delivering products that have increasingly thin physical profiles, necessitating innovation in the design and manufacturing of optical filters to meet those expectations.

In addition to anti-counterfeiting and 3D sensing applications, OSP technologies enable optical solutions for a range of other applications for customers in the aerospace, defense, biomedical, and industrial markets.

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
In fiscal 2024, the Company was approved for a grant expected to provide approximately $21.7 million in funding over a three-year performance period from the Public Wireless Supply Chain Innovation Fund. The grant is intended to facilitate a fully automated, cooperative, open and unbiased testing environment dedicated to ORAN interoperability, performance and security. This service is designed to manage and support 5G and ORAN deployments that would benefit new entrants, startups and educational institutions to access tools with a minimal ramp-up time.
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
Manufacturing
As of June 29, 2024, we have significant manufacturing facilities for our NE, SE and OSP segments located in China, France, Germany, Mexico, the United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Mexico.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable intellectual property cross-licensing agreements. As of June 29, 2024, we own 994 U.S. patents and 1,969 foreign patents and have 1,195 patent applications pending throughout the world. The average age of the patents we hold is 8.8 years, which is younger than the midpoint of the average 20-year life of a patent.
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
Human Capital Management
The VIAVI culture is made up of the diverse contributions of our approximately 3,600 employees worldwide (as of June 29, 2024) representing more than 30 self-identified nationalities working across 30 countries. VIAVI is committed to promoting and maintaining a diverse and inclusive work environment and offering equal opportunities to everyone. We seek to empower our employees to learn and develop their skills to accelerate their career and to attract best-in-class talent. The CEO and the SVP of Human Resources are responsible for the development of our People Strategy and execute on this with the support of the Executive Management Team. We regularly update and partner with the Compensation Committee of the Board of Directors on human capital matters. The VIAVI People Strategy articulates our talent priorities and provides the road map for the execution of human capital management in support of our business strategy. Employee experience continues to be an important focus of our People Strategy. In fiscal 2025, we are evolving internal employee outreach to enhance business knowledge, drive organizational awareness and to foster cross-functional collaboration. We measure employee sentiment and gather data that provides insight into our culture, the working environment, and our employee’s drivers for engagement.

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
Diversity, Equity, and Inclusion (DEI)
VIAVI is committed to fostering, cultivating, and preserving a culture of diversity, equity and inclusion. We believe the unique contributions and capabilities of our employees comprise one of our most valuable assets. We believe the collective sum of our individual differences, life experiences, knowledge, innovation, business acumen, self-expression, and unique capabilities promotes a culture that enhances our reputation and achievement.
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
We seek to drive talent conversations at all levels, which is complemented by Everyday Development, our performance management check-in process. Check-ins ensure that employees are being coached and supported throughout the year with relevant and timely discussions on expectations, feedback, and development. Both managers and employees have a role to play to ensure that they are connected to the activities that drive our business forward. We aim for a work environment in which our employees can expect to engage regularly with their manager, and to have their support to accelerate their performance and development.
Our global Leadership Development Program has now reached over 79% of our managers in fiscal 2024. We introduced advanced leadership concepts this year, enabling our participants to connect globally and cross functionally while advancing their skills.

We provide guidance and best practices in hybrid working for our employees and managers, which are supported by our Flexible Work policy.

We maintain early-in-career rotation programs for engineers and sales talent. Our diverse and global program participants are supported by a mentor and their manager to coach them as they take on exciting new technical challenges. We believe their program experiences will help to unleash innovation and creativity for our organization while enabling our long-term talent pipeline.

Technical talent thought leadership is a continued focus at our annual Technology Council event for engineering talent.

Our employees regularly participate in mandatory training courses covering data privacy, cybersecurity, health and safety as well as the prevention of sexual harassment in the workplace, each achieving over 98% compliance by employees.

In addition, approximately 78% of individual contributors take advantage of additional training resources provided by the Company to support them in ongoing career and professional skills development.

Talent Rewards
Our compensation and benefits programs are designed to recognize our employees' individual performance and contributions to our business results, including competitive base salaries and variable pay for all employees, share-based equity award grants, health and welfare benefits, time-off, development programs and training, and opportunities to give back to our communities. We provide talent rewards that are competitive in the marketplace and support equal pay for equal work and pay transparency.
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
The success of our Safety program is demonstrated by our best-in-class Total Recordable Injury Rate (TRIR) of only 0.15 injuries per 100 full-time workers per year.

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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, the armed conflict between Israel and Hamas, resulting in instability in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

Risks Related to Our Business Strategy and Industry

Our future profitability is not assured.

Our profitability in a particular period will be impacted by revenue, product mix and operational costs that vary significantly across our product portfolio and business segments.

Specific factors that may undermine our profit and financial objectives include, among others:
•Uncertainty around the timing of our customers procurement decisions on infrastructure maintenance and upgrades;
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
•Pricing pressure across our NSE product lines due to competitive forces, particularly from Asia-based competitors, advanced chip component shortages, and a highly concentrated customer base for many of our product lines, which may offset some of the cost improvements;
•Our OSP operating margin may experience some downward pressure as a result of a higher mix of 3D sensing products and increased operating expenses;
•Limited availability of components and resources for our products which leads to higher component prices;
•Resource rationing, including rationing of utilities like electricity by governments and/or service providers;
•Budgetary constraints that impact or slow customer inventory consumption;
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
•Changing market and economic conditions, including the impacts due to tariffs, economic sections and export restrictions, the ongoing conflict between Russia and Ukraine, the armed conflict between Israel and Hamas; tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates of the market opportunities related to 5G infrastructure, 3D sensing and other developing technologies are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis, industry experience and third-party data. Accordingly, these markets may not develop in the manner or in the time periods we anticipate, and our estimated market opportunities may prove to be materially inaccurate.

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

Our growth and ability to serve a significant portion of these markets are subject to many factors including our success in implementing our business strategy as well as market adoption and expansion of 5G infrastructure, 3D sensing and other applications for consumer electronics. We may not be able to serve a significant portion of these markets and the growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of 5G platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales.

We believe that we will continue to rely upon a limited number of customers for a significant portion of our revenues for the foreseeable future. Any failure by us to continue capturing a significant share of key customer sales could materially harm our business. Dependence on a limited number of customers exposes us to the risk that order reductions from any one customer can have a material adverse effect on periodic revenue. Due to the current trend of communication industry consolidation, we may have increased dependence on fewer customers who may be able to exert increased pressure on our prices and other contract terms. Customer consolidation activity and periodic manufacturing and inventory initiatives could also create the potential for disruptions in demand for our products as a consequence of such customers streamlining, reducing or delaying purchasing decisions.

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

Our strategy continues to include periodic acquisitions and divestitures of businesses and technologies. Strategic transactions of this nature involve numerous risks, including the following:
•Competition for suitable acquisition targets;
•Inability to consummate deals on favorable or acceptable terms, or due to failure to obtain stockholder, government, regulatory or other necessary approvals or satisfy other closing conditions;
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

Operational Risks

Our restructuring activities could adversely affect our business and results of operations.

We have from time-to-time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions, including ones initiated during fiscal 2023 and fiscal 2024. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Management transitions and talent retention create uncertainties that could harm our business.

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are generally at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have in the past experienced, and could continue to experience changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. Moreover, we may face difficulties in attracting, retaining and motivating employees in connection with the change of our headquarters to Chandler, Arizona. As remote work has become more available, the competition for highly qualified talent has intensified. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
•Our ability to comply with the laws and regulations of the countries in which we do business, including, among others, customs, import/export, economic sanctions, anti-bribery, anti-competition, climate/sustainability regulations, and tax and data privacy laws, which may be subject to sudden and unexpected changes;
•Difficulties in establishing and enforcing our intellectual property rights;
•Tariffs and other trade restrictions;
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

Global and regional health pandemics have affected and may in the future affect the manufacturing and shipment of goods globally. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants could adversely impact our business, along with delays in shipment of our products as well as increased logistics costs.

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

The commercialization of certain of the products we design, manufacture and distribute may be more costly due to required government approval and industry acceptance processes. For example, in our OSP segment, development of applications for our anti-counterfeiting and special effects pigments may require significant testing that could delay our sales. In addition, durability testing by the automobile industry of our special effects pigments used with automotive paints can take up to three years. If we change a product for any reason, including technological changes or changes in the manufacturing process, prior approvals or certifications may be invalid and we may need to go through the approval process again. If we are unable to obtain these or other government or industry certifications in a timely manner, or at all, our operating results could be adversely affected.

We receive formal and informal government inquiries or audits related to our products, practices or services from time to time.

We receive formal and informal inquiries from, or become subject to, investigations by various government authorities regarding our business and compliance with federal, state and local laws, regulations, or standards. Any determination or allegation that our operations, products, activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business. Even if such inquiries or investigations do not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationships, terminations of necessary licenses and permits, the existence of those inquiries or investigations alone could create negative publicity that could cause business or reputational harm.

U.S. government trade actions and restrictions could have an adverse impact on our business, financial position, and results of operation.

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

On May 16, 2019, Huawei Technologies Co. Ltd. and a score of non-U.S. affiliates (collectively, Huawei) were added to the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. On August 17, 2020, BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. Certain products of VIAVI are subject to the restrictions; however, the impact is not expected to be material to our overall operations.

These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures by China and further escalation of trade restrictions could adversely impact our business.

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

Due to the ongoing conflict between Russia and Ukraine, the U.S., E.U. and U.K. have broadened restrictions on supply to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. This caused us to suspend transactions in the region effective February 2022 and has negatively impacted our business in the region. The ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, could have an impact on our future operations and financial results.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may harm our business.

Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), which became effective in May 2018, imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, California enacted legislation, the California Consumer Privacy Act (CCPA), which became effective January 1, 2020. The CCPA requires, among other things, covered companies to provide new disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. Several state privacy laws became effective in 2023, including the California Privacy Rights Act (expanding the CCPA to provide for certain obligations with respect to California employee’s sensitive personal data and an expansion of rights, including the right to limit, correct and request deletion of certain sensitive personal data), the Virginia Consumer Data Protection Act, the Utah Consumer Privacy Act, the Colorado Privacy Act and the Connecticut Data Privacy Act. Additional state privacy laws become effective in 2024, including the Montana Consumer Data Privacy Act, Oregon Consumer Data Privacy Act and Texas Data Privacy and Security Act, and a number of other states have passed laws that will go into effect in the next few years, including Delaware, Kentucky, Maryland, Minnesota, Nebraska, New Hampshire, New Jersey, Rhode Island, Tennessee, Indiana and Iowa and many more that are considering similar laws. The new state privacy laws will impose additional data protection obligations on covered businesses, including additional consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.

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

Information Security, Technology and Intellectual Property Risks

Our business and operations could be adversely impacted in the event of a failure of information technology infrastructure.

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. Company and third-party providers have experienced increasingly sophisticated and damaging cybersecurity threats in the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks, and the threat landscape continues to evolve. Such threats can lead to increased operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks; and reputational risks. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.

Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. However, there can be no assurance that the controls we implement and internal information technology systems we develop will be adequate and successful. Our systems are regularly targeted by bad actors and have been exposed to computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system downtime, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. While we maintain system data and security logs, our logging also may not be sufficient to fully investigate a security incident. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cybersecurity risk management and remediation. We or our service providers, if applicable, may suffer losses relating to cyber-attacks or other information security breaches in the future and any insurance coverage may not be adequate to cover all the costs resulting from such events. Our efforts to reduce the risk of such attacks or to detect attacks that occur may not be successful.

If we have insufficient proprietary rights or if we fail to protect those we have, our business would be materially harmed.

We seek to protect our products and our product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products and the costs associated with protecting our intellectual property may outweigh the benefits. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protection. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the United States.

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

The use of open-source software and generative artificial intelligence may expose us to risks and harm our intellectual property position.

Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, derived from, or contain, “open-source” software, which is software that is generally made available to the public by its authors and/or other third parties, as well as generative artificial intelligence (GenAI) technology (discussed further below). Such open-source software is often made available under licenses which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. In the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open-source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open-source licenses are subject to occasional revision. In the event future iterations of open-source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

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

We may be subject to environmental liabilities.

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

Our business is subject to evolving regulations and expectations with respect to ESG matters that could expose us to numerous risks.

Regulators, customers, investors, employees and other stakeholders continue to focus on ESG-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, which are currently stayed pending legal challenges but which could come into effect in the coming years along with reporting requirements in California and other jurisdictions which we may be subject to. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be subject to risks related to climate change, natural disasters and catastrophic events.

We operate in geographic regions which face a number of climate and environmental challenges. Our new corporate headquarters is located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone which resulted in production stoppage. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward. Additionally, the occurrence of adverse public health developments, epidemic disease or pandemics may adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

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

Changes in U.S. federal income or other tax laws or the interpretation of tax laws, including the Inflation Reduction Act of 2022, may impact our tax liabilities. Utilization of our net operating losses (NOLs) and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.

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

The Organization for Economic Co-operation & Development (OECD) has issued BEPS Pillar Two Model Rules. Pillar Two establishes a minimum global effective tax rate of 15% on profits of large multinational companies. While the U.S. has not adopted the Pillar Two rules, many countries where we operate have adopted or are expected to adopt the OECD Pillar Two Model. These changes could increase our tax burden, reduce net income and impact cash flow. The Pillar Two rules, if enacted, are generally effective for tax years beginning on or after January 1, 2024. We expect this to be applicable for fiscal year 2025 and do not expect any material impacts to our current financial statements. We will continue to monitor the tax legislation for any future implications.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks to our Company associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader enterprise risk management program process, covering other Company risks. As part of this process our enterprise risk professionals consult with Company subject matter experts to gather information necessary to identify cybersecurity risks, and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk.

We have implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage such risks. Our approach includes: (1) an enterprise risk management program, which includes cybersecurity risks and is periodically refreshed; (2) security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a variety of privacy, cybersecurity, and incident response trainings and simulations, including regular phishing email simulations for all employees and contractors with access to corporate email systems; (4) tools designed to monitor our networks, systems and data for suspicious activity; (5) the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and (6) a third-party risk management process for cybersecurity threat risks associated with our use of third-party service providers, including service providers, suppliers, and vendors. We leverage industry standard security frameworks, including from the National Institute of Standards and Technology and the International Organization for Standardization, to evaluate our security controls and manage risk. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident.

Our Incident Response Plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response team assesses the severity and priority of incidents on a rolling basis. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response processes define the steps to disclose such a material cybersecurity incident. Further, we conduct tabletop exercises to test and fortify the controls of our cybersecurity incident response program.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Please see the risk factor “Our business and operations could be adversely impacted in the event of a failure of information technology infrastructure.” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.

In the last three fiscal years, we have not experienced any material information security breach incidents and the expenses we have incurred from information security breach incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance

Our Board of Directors (the Board) considers risks from cybersecurity threats as part of its risk oversight function and has delegated to the Audit Committee of the Board oversight of cybersecurity and other information technology risks. As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risk. Our Audit Committee has established a Cybersecurity Steering Committee consisting of three independent directors, Laura Black (who serves as Chair of the Cybersecurity Steering Committee), Douglas Gilstrap and Joanne Solomon, as well as our Chief Information Officer (CIO), our Chief Information Security Officer (CISO) and other members of our management representing a variety of teams and functions including legal, finance, and internal audit. Members of our Cybersecurity Steering Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks.

The purpose of the Cybersecurity Steering Committee is to oversee our compliance with reasonable and appropriate organizational, physical, administrative and technical measures designed to protect the confidentiality, integrity, availability, security and operations of our information technology systems, transactions, and data owned by us, by providing guidance and oversight of our information technology and cybersecurity program.

The Cybersecurity Steering Committee generally meets on a quarterly basis and receives reports from the CISO and CIO of our cybersecurity and information security risk management and strategies, covering topics such as data security posture, results from third-party assessments, progress towards key initiatives, our incident response plan, and cybersecurity threat risks, incidents and developments. The Cybersecurity Steering Committee generally delivers reports and updates to the Audit Committee once a quarter.

The Audit Committee or, at the Audit Committee’s instruction, the Cybersecurity Steering Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. Our full Board reviews cybersecurity related opportunities as they relate to our business strategy, and cybersecurity-related matters are also factored into business continuity planning. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee.

Our CISO, in coordination with our CIO and our Information Security team, is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has more than 9 years of experience in cybersecurity and information technology risk managing, including at another large public company. He also has a degree in computer science. Our CIO has over 15 years of information technology experience, which includes managing information security systems, developing cybersecurity strategy and implementing effective information and cybersecurity programs.

Our CISO and CIO supervise efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence and other information obtained from governmental, public or private sources, and alerts and reports produced by security tools deployed in the IT environment, such as vulnerability assessments, penetration testing, and tabletop exercises.
ITEM 2.    PROPERTIES
Not applicable.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in “Note 18. Commitments and Contingencies” in the Notes to Consolidated Financial Statements in Item 8 of this Report is incorporated herein by reference.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of July 27, 2024, we had 1,569 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended June 29, 2024 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs(1)
Period
March 31 - April 27, 2024	—	—	—	$224.8
April 28 - May 25, 2024	—	—	—	$224.8
May 26 - June 29, 2024	1.3	$7.69	1.3	$214.8
Total	1.3		1.3
(1) Share repurchases were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” of Item 8 for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2019 and ending June 2024 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index, and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
6/2019
6/2020
6/2021
6/2022
6/2023
6/2024
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 6/30/19 in stock or index.

	6/2019	6/2020	6/2021	6/2022	6/2023	6/2024
VIAVI	$100.00	$94.06	$131.45	$98.50	$85.25	$51.69
S&P 500	$100.00	$104.32	$153.32	$136.72	$161.80	$201.53
Nasdaq Composite	$100.00	$123.12	$186.10	$142.44	$178.08	$230.80
Nasdaq Telecommunications	$100.00	$101.73	$129.57	$94.54	$96.22	$94.88
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the period ended June 29, 2024. Unless otherwise noted, all references herein for the years 2024, 2023 and 2022 represent the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year-to-year, and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
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

To serve our markets, we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and
•Optical Security and Performance Products (OSP).

During fiscal 2024, the VIAVI business environment continued to be challenging, particularly in the North American service provider and enterprise customer markets. Field Instruments demand remained largely at the “maintenance” level due to the absence of major network build-outs and upgrades by Tier 1 service providers, particularly in North America. NE product demand continues to be impacted by sharply reduced research and development (R&D) and production capital expenditure spend by major wireless network equipment manufacturers (NEMs), who have reduced investment in response to significant cutbacks in 5G deployment by wireless operators. We expect the end market weakness in NE and SE to persist through the end of this calendar year and are executing on the previously announced restructuring plan initiated in the fourth quarter of fiscal 2024 to better align our business with the current environment. OSP demand is expected to be similar in fiscal 2025 as compared to fiscal 2024.

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
Proposed Acquisition of Spirent

On March 5, 2024, we announced a transaction under which the Company and VIAVI Solutions Acquisitions Limited, our wholly-owned subsidiary (Bidco), intended to acquire the entire issued and to be issued ordinary share capital of Spirent Communications plc, a public company incorporated in England and Wales and a global provider of automated test and assurance solutions for networks, cybersecurity and positioning (Spirent, and such transaction, the Proposed Acquisition). The Proposed Acquisition was to be implemented by way of a Court-sanctioned scheme of arrangement under Part 26 of the U.K. Companies Act (the VIAVI Scheme), and was conditioned on, among other things, holding meetings of Spirent shareholders to approve the VIAVI Scheme (the VIAVI Scheme Meetings) on or before May 23, 2024. The VIAVI Scheme Meetings were not held on or before May 23, 2024, and accordingly, the VIAVI Scheme lapsed, and on May 23, 2024, Bidco terminated the Co-operation Agreement, and the various previously disclosed financing arrangements were terminated or cancelled as a result.

Looking Ahead to 2025
As we look forward to fiscal 2025, we expect the conservative spend environment to persist for the remainder of calendar 2024 and a gradual demand recovery in the first half of calendar 2025. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
• Defend and consolidate leadership in core business segments;
• Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
• Extend VIAVI technologies and platforms into adjacent markets and applications; and
• Continue productivity improvement in Operations, R&D and Selling, General and Administrative (SG&A).
FINANCIAL HIGHLIGHTS
Our fiscal 2024 results included the following notable items:
•Net revenue of $1.0 billion, down $105.7 million or 9.6% year-over-year
•GAAP operating margin of 2.1%, down 530 bps year-over-year
•Non-GAAP operating margin of 11.5%, down 410 bps year-over-year
•GAAP diluted EPS of $(0.12), down $0.23 or 209.1% year-over-year
•Non-GAAP diluted EPS of $0.33, down $0.22 or 40.0% year-over-year

In fiscal 2024 VIAVI continued to experience constrained demand and end market volatility. Net revenue of $1.0 billion was down $105.7 million compared to fiscal 2023, primarily due to conservative spend by service providers and NEMs.
VIAVI's fiscal 2024 GAAP operating margin of 2.1% was down 530 bps compared to fiscal 2023 primarily due to the decline in revenue and charges related to the proposed acquisition of Spirent, partially offset by the decrease in intangible amortization and the change in fair value of contingent liability. Non-GAAP operating margin of 11.5% decreased 410 basis points largely due to the decline in revenue partially offset by lower operating expenses.
GAAP diluted EPS of $(0.12) decreased $0.23 from fiscal 2023 primarily due to the decrease in revenue and higher acquisition related charges. Non-GAAP diluted EPS of $0.33 decreased $0.22 from fiscal 2023 due to the decline in revenue.
In fiscal 2024, we generated $116.4 million in operating cash flow and deployed $19.5 million or 1.9% of revenue towards capital expenditures. We further improved our balance sheet by retiring the 2024 Senior Convertible Notes upon maturity and repurchasing 2.3 million shares of our common stock for $20.0 million.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Years Ended
	June 29, 2024		July 1, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$20.8	2.1%	$82.4	7.4%
Stock-based compensation	49.4	4.9%	51.2	4.7%
Change in fair value of contingent liability	(9.5)	(1.0)%	(4.6)	(0.4)%
Other charges (benefits) unrelated to core operating performance(1)	20.6	2.1%	(1.9)	(0.2)%
Amortization of intangibles	20.1	2.0%	33.3	3.0%
Restructuring and related charges	13.6	1.4%	12.1	1.1%
Total related to Cost of Revenue and Operating Expenses	94.2	9.4%	90.1	8.2%
Non-GAAP measures	$115.0	11.5%	$172.5	15.6%

	Years Ended
	June 29, 2024		July 1, 2023
	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$(25.8)	$(0.12)	$25.5	$0.11
Items reconciling GAAP Net (Loss) Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	49.4	0.22	51.2	0.23
Change in fair value of contingent liability	(9.5)	(0.04)	(4.6)	(0.02)
Other charges (benefits) unrelated to core operating performance(2)	14.3	0.07	(1.9)	(0.01)
Amortization of intangibles	20.1	0.09	33.3	0.15
Restructuring and related charges	13.6	0.06	12.1	0.05
Non-cash interest expense and other expense	4.9	0.02	3.9	0.02
Provision for income taxes	6.5	0.03	5.2	0.02
Total related to Net (Loss) Income and EPS	99.3	0.45	99.2	0.44
Non-GAAP measures	$73.5	$0.33	$124.7	$0.55
Shares used in per share calculation for Non-GAAP EPS		224.1		226.6
(1) For the year ended June 29, 2024, Other charges (benefits) unrelated to core operating performance consisted of $18.1 million of certain acquisition and integration related charges and $2.5 million of net losses primarily related to long-lived assets. For the year ended July 1, 2023, Other charges (benefits) unrelated to core operating performance consisted of a $6.7 million gain on litigation settlement, offset by $2.5 million of certain acquisition and integration related charges and $2.3 million of net losses primarily related to long-lived assets.
(2) For the year ended June 29, 2024, Other charges (benefits) unrelated to core operating performance consisted of $18.1 million of certain acquisition and integration related charges and $2.5 million of net losses primarily related to long-lived assets, offset by a net gain on litigation settlement of $6.3 million. For the year ended July 1, 2023, Other charges (benefits) unrelated to core operating performance consisted of a $6.7 million gain on litigation settlement, offset by $2.5 million of certain acquisition and integration related charges and $2.3 million of net losses primarily related to long-lived assets.

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

Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as the utilization of net operating losses (NOLs) where valuation allowances were released, intra-period tax allocation benefit and the tax effect for amortization of non-tax deductible intangible assets, in calculating non-GAAP net income and non-GAAP EPS.

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

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the results of operations for the fiscal years ended June 29, 2024 and July 1, 2023 and year-to-year comparisons between such fiscal years. Discussions of the year-to-year comparisons between the fiscal years ended July 1, 2023 and July 2, 2022, that are not included in this Annual Report on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended July 1, 2023.

The results of operations for the current period are not necessarily indicative of results to be expected for future periods.

The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Segment net revenue:
Network Enablement	61.6%	63.9%	66.2%
Service Enablement	8.6	8.5	7.2
Optical Security and Performance	29.8	27.6	26.6
Net revenue	100.0	100.0	100.0
Cost of revenues	41.0	40.0	37.9
Amortization of acquired technologies	1.4	2.2	2.3
Gross profit	57.6	57.8	59.8
Operating expenses:
Research and development	20.2	18.7	16.5
Selling, general and administrative	33.3	29.7	28.3
Amortization of other intangibles	0.6	0.8	0.7
Restructuring and related charges	1.4	1.2	—
Total operating expenses	55.5	50.4	45.5
Income from operations	2.1	7.4	14.3
Loss on convertible note settlement	—	—	(7.9)
Loss on convertible note modification	—	(0.2)	—
Interest and other income, net	2.2	0.7	0.4
Interest expense	(3.1)	(2.4)	(1.8)
Income before income taxes	1.2	5.5	5.0
Provision for income taxes	3.8	3.2	3.8
Net (loss) income	(2.6)%	2.3%	1.2%

Financial Data for Fiscal 2024, 2023 and 2022
The following table summarizes selected Consolidated Statement of Operations items (in millions):

	2024	2023	Change	Percent Change	2023	2022	Change	Percent Change
Segment net revenue:
NE	$615.7	$707.2	$(91.5)	(12.9)%	$707.2	$855.7	$(148.5)	(17.4)%
SE	86.3	94.0	(7.7)	(8.2)%	94.0	93.4	0.6	0.6%
OSP	298.4	304.9	(6.5)	(2.1)%	304.9	343.3	(38.4)	(11.2)%
Net revenue	$1,000.4	$1,106.1	$(105.7)	(9.6)%	$1,106.1	$1,292.4	$(186.3)	(14.4)%

Amortization of acquired technologies	$13.8	$24.6	$(10.8)	(43.9)%	$24.6	$30.0	$(5.4)	(18.0)%
Percentage of net revenue	1.4%	2.2%			2.2%	2.3%

Gross profit	$575.9	$638.8	$(62.9)	(9.8)%	$638.8	$773.5	$(134.7)	(17.4)%
Gross margin	57.6%	57.8%			57.8%	59.8%

Research and development	$201.9	$206.9	$(5.0)	(2.4)%	$206.9	$213.2	$(6.3)	(3.0)%
Percentage of net revenue	20.2%	18.7%			18.7%	16.5%

Selling, general and administrative	$333.3	$328.7	$4.6	1.4%	$328.7	$365.7	$(37.0)	(10.1)%
Percentage of net revenue	33.3%	29.7%			29.7%	28.3%

Amortization of other intangibles	$6.3	$8.7	$(2.4)	(27.6)%	$8.7	$9.7	$(1.0)	(10.3)%
Percentage of net revenue	0.6%	0.8%			0.8%	0.7%

Restructuring and related charges (benefits)	$13.6	$12.1	$1.5	12.4%	$12.1	$(0.1)	$12.2	NM
Percentage of net revenue	1.4%	1.2%			1.2%	—%

Loss on convertible note settlement	$—	$—	$—	—%	$—	$(101.8)	$—	NM
Percentage of net revenue	—%	—%			—%	(7.9)%

Loss on convertible note modification	$—	$(2.2)	$2.2	NM	$(2.2)	$—	$(2.2)	NM
Percentage of net revenue	—%	(0.2)%			(0.2)%	—%

Interest and other income, net	$21.7	$7.6	$14.1	185.5%	$7.6	$5.2	$2.4	46.2%
Percentage of net revenue	2.2%	0.7%			0.7%	0.4%

Interest expense	$(30.9)	$(27.1)	$(3.8)	14.0%	$(27.1)	$(23.3)	$(3.8)	16.3%
Percentage of net revenue	(3.1)%	(2.4)%			(2.4)%	(1.8)%

Provision for income taxes	$37.4	$35.2	$2.2	6.3%	$35.2	$49.6	$(14.4)	(29.0)%
Percentage of net revenue	3.8%	3.2%			3.2%	3.8%
NM - Percentage change not considered meaningful

Foreign Currency Impact on Results of Operations
While the majority of our net revenue and operating expenses are denominated in U.S. dollar, a portion of our international operations are denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates may significantly affect revenue and expenses. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We have presented below “constant dollar” comparisons of our net sales and operating expenses which exclude the impact of currency exchange rate fluctuations. Constant dollar net revenue and operating expenses are non-GAAP financial measures, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management believes these non-GAAP measures, when considered in conjunction with the corresponding U.S. GAAP measures, may facilitate a better understanding of changes in net revenue and operating expenses. While management believes that these non-GAAP financial measures provide useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.

The Results of Operations are presented in accordance with U.S. GAAP and not using constant dollars. If currency exchange rates had been constant in fiscal 2024 and 2023, our consolidated net revenue in “constant dollars” would have decreased by approximately $3.3 million, or 0.3% of net revenue, which primarily impacted our NE and SE segments. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2024 and 2023, our consolidated operating expenses in “constant dollars” would have decreased by approximately $4.1 million, or 0.4% of net revenue.
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
Net revenue decreased $105.7 million, or 9.6%, during fiscal 2024 when compared to fiscal 2023. This decrease was primarily a result of the continued conservative service provider and NEM spend and lower anti-counterfeiting revenue.
Product revenues decreased $101.3 million, or 10.8%, during fiscal 2024 when compared to fiscal 2023, driven by volume decline in all segments.
Service revenues decreased $4.4 million, or 2.6%, during fiscal 2024 when compared to fiscal 2023, driven by volume decline in all segments.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	June 29, 2024		July 1, 2023		July 2, 2022
Americas:
United States	$325.4	32.5%	$362.9	32.8%	$388.9	30.1%
Other Americas	65.3	6.6%	75.2	6.8%	96.8	7.5%
Total Americas	$390.7	39.1%	$438.1	39.6%	$485.7	37.6%

Asia-Pacific:
Greater China	$194.0	19.4%	$210.9	19.1%	$256.4	19.8%
Other Asia-Pacific	152.5	15.2%	166.6	15.0%	205.3	15.9%
Total Asia-Pacific	$346.5	34.6%	$377.5	34.1%	$461.7	35.7%

EMEA:	$263.2	26.3%	$290.5	26.3%	$345.0	26.7%

Total net revenue	$1,000.4	100.0%	$1,106.1	100.0%	$1,292.4	100.0%
Net revenue from customers outside the Americas for fiscal 2024, represented 60.9% of net revenue, an increase of 0.5 percentage points year-over-year. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues for fiscal 2024 decreased $10.8 million, or 43.9%, to $13.8 million from $24.6 million in fiscal 2023. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Gross Margin
Gross margin in fiscal 2024 declined 0.2 percentage points to 57.6% from 57.8% in fiscal 2023. This decrease was primarily driven by lower volume and product mix.
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
Research and Development
R&D expense decreased $5.0 million, or 2.4%, during fiscal 2024 compared to fiscal 2023. This decrease was primarily due to benefits from our restructuring activity initiated during fiscal 2023 to drive greater efficiencies. As a percentage of net revenue, R&D increased 1.5 percentage points during fiscal 2024 when compared to fiscal 2023.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
SG&A expense increased $4.6 million, or 1.4%, in fiscal 2024 compared to fiscal 2023. This increase was primarily due to expenses related to the proposed acquisition of Spirent offset by benefits from our restructuring activity initiated during fiscal 2023 and the change in fair value of acquisition-related contingent consideration. As a percentage of net revenue, SG&A increased 3.6 percentage points in fiscal 2024 when compared to 2023.
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
Amortization of Other Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses for fiscal 2024 decreased $2.4 million, or 27.6%, to $6.3 million from $8.7 million in fiscal 2023. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2023 offset in part by amortization of intangibles acquired through acquisitions in fiscal 2023.
Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 6% of its global workforce to be affected, impacting all segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of fiscal 2025.
During the second quarter of fiscal 2023, management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Fiscal 2023 Plan affected approximately 5% of the Company's workforce and resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges.

The first phase of the Fiscal 2023 Plan impacted our Network and Service Enablement (NSE) and OSP segments and corporate functions and was substantially complete as of March 30, 2024. The second phase of the Fiscal 2023 Plan primarily focused on reducing costs in our SE segment and was substantially complete as of June 29, 2024.
As of June 29, 2024, our total restructuring accrual was $14.9 million. During fiscal 2024, we recorded charges of $14.8 million related to the Fiscal 2024 Plan and a benefit of $1.2 million related to the Fiscal 2023 Plan. During fiscal 2023, we recorded restructuring charges of $12.1 million related to the Fiscal 2023 Plan. Restructuring charges consisting of severance, benefit and outplacement costs were recorded to the Restructuring and related charges (benefits) line within our Consolidated Statements of Operations.
We estimate future cash payments of $14.6 million under the Fiscal 2024 Plan, funded by operating cash flow. Future payments under the Fiscal 2023 Plan are not expected to be material.

Refer to “Note 13. Restructuring and Related Charges” for more information.
Loss on Convertible Note Modification
During fiscal 2023, the Company exchanged $127.5 million principal value of its 1.00% Senior Convertible Notes due 2024 for $132.0 million principal value of its 1.625% Senior Convertible Notes due 2026 and issued $118.0 million principal value of its 1.625% Senior Convertible Notes due 2026 for cash. The Company incurred $4.2 million of issuance costs related to this exchange, of which $2.2 million of the issuance costs were recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million was capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized as an adjustment to interest expense on a straight-line basis until maturity.
Interest and Other Income, Net
Interest and other income, net was $21.7 million in fiscal 2024 as compared to $7.6 million in fiscal 2023. This $14.1 million increase was primarily driven by higher interest income and a legal settlement in our favor in the amount of $7.3 million during fiscal 2024.
Interest Expense
Interest expense increased $3.8 million, or 14.0%, during fiscal 2024 compared to fiscal 2023. This increase was primarily driven by the accretion of debt discount and interest expense on the Senior Convertible Notes due 2026 as a result of the issuance in March 2023.
Provision for Income Tax
We recorded an income tax provision of $37.4 million for fiscal 2024. The expected tax provision derived by applying the federal statutory rate to our income before income taxes for fiscal 2024 differed from the income tax expense recorded primarily due to valuation allowances in addition to withholding taxes, foreign tax rates higher than the federal statutory rate and the U.S. inclusion of foreign earnings.
Based on a jurisdiction-by-jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in the U.S., it is more likely than not that our net deferred tax assets will not be realized. During fiscal 2024, the valuation allowance for deferred tax assets decreased by $15.5 million which was primarily due to the amortization of intangibles assets, and utilization of federal NOLs in the U.S.
The increase in income tax provision of $2.2 million or 6.3% during fiscal 2024 was due primarily to an increase in foreign earnings in the current year as compared to the fiscal 2023 earnings.
We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.

Operating Segment Information (in millions):

	2024	2023	Change	Percentage Change	2023	2022	Change	Percentage Change
NE
Net revenue	$615.7	$707.2	$(91.5)	(12.9)%	$707.2	$855.7	$(148.5)	(17.4)%
Gross profit	382.3	447.6	(65.3)	(14.6)%	447.6	550.8	(103.2)	(18.7)%
Gross margin	62.1%	63.3%			63.3%	64.4%

SE
Net revenue	$86.3	$94.0	$(7.7)	(8.2)%	$94.0	$93.4	$0.6	0.6%
Gross profit	57.3	62.6	(5.3)	(8.5)%	62.6	64.3	(1.7)	(2.6)%
Gross margin	66.4%	66.6%			66.6%	68.8%

NSE
Net revenue	$702.0	$801.2	$(99.2)	(12.4)%	$801.2	$949.1	$(147.9)	(15.6)%
Operating income	8.0	61.2	(53.2)	(86.9)%	61.2	147.8	(86.6)	(58.6)%
Operating margin	1.1%	7.6%			7.6%	15.6%

OSP
Net revenue	$298.4	$304.9	$(6.5)	(2.1)%	$304.9	$343.3	$(38.4)	(11.2)%
Gross profit	154.9	158.6	(3.7)	(2.3)%	158.6	193.6	(35.0)	(18.1)%
Gross margin	51.9%	52.0%			52.0%	56.4%
Operating income	$107.0	$111.3	$(4.3)	(3.9)%	$111.3	$139.0	$(27.7)	(19.9)%
Operating margin	35.9%	36.5%			36.5%	40.5%
Network Enablement
NE net revenue decreased $91.5 million, or 12.9% during fiscal 2024 when compared to fiscal 2023. This decrease was primarily driven by lower volume in Fiber and Access, Wireless and Lab and Production partially offset by higher AvComm revenue.
NE gross margin decreased by 1.2 percentage points during fiscal 2024 to 62.1% from 63.3% in fiscal 2023. This decrease was primarily due to lower volume and unfavorable product mix.
Service Enablement
SE net revenue decreased $7.7 million, or 8.2%, during fiscal 2024 when compared to fiscal 2023, primarily due to lower Assurance and Data Center revenue.
SE gross margin decreased by 0.2 percentage points during fiscal 2024 to 66.4% from 66.6% in fiscal 2023, primarily due to unfavorable product mix.
Network and Service Enablement
NSE operating margin decreased by 6.5 percentage points during fiscal 2024 to 1.1% from 7.6% in fiscal 2023, primarily driven by lower volume.

Optical Security and Performance Products
OSP net revenue decreased $6.5 million, or 2.1%, during fiscal 2024 when compared to fiscal 2023. This decrease was primarily driven by lower anti-counterfeiting and government revenues partially offset by higher consumer and industrial revenue.
OSP gross margin decreased by 0.1 percentage point during fiscal 2024 to 51.9% from 52.0% in fiscal 2023.
OSP operating margin decreased by 0.6 percentage points during fiscal 2024 to 35.9% from 36.5% in fiscal 2023, primarily due to the aforementioned reduction in gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, funding debt maturities, and executing purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•Principal payment obligations of our 1.625% Senior Convertible Notes due 2026, and our 3.75% Senior Notes due 2029 (together the “Notes”) and covenants that restrict our debt level and credit facility capacity;
•Issuance or repurchase of debt which may include open market purchases of our 2026 Notes and/or 2029 Notes prior to their maturity;
•Issuance or repurchase of our common stock or other equity securities;
•Factors beyond our control that may impact timing of and/or appropriation of government funding for certain of our strategic research and development programs;
•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of our Annual Report on Form 10-K.

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and are reported as a separate component of stockholders’ equity. As of June 29, 2024, U.S. subsidiaries owned approximately 16.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of June 29, 2024, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the twelve months ended June 29, 2024, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of June 29, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $153.3 million, net of outstanding standby letters of credit of $4.1 million.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Cash Flows Year Ended June 29, 2024
As of June 29, 2024, our combined balance of cash and cash equivalents and restricted cash decreased by $33.8 million to $481.8 million from a balance of $515.6 million as of July 1, 2023.
Cash provided by operating activities was $116.4 million, consisted of net loss of $25.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation, amortization of debt issuance cost, loss on convertible note modification and accretion and net change in fair value of contingent liabilities), including changes in deferred tax balances which totaled $125.5 million and changes in operating assets and liabilities that generated $16.7 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $13.9 million due to collections outpacing billings, a decrease in inventory of $10.5 million related to demand changes, an increase in accounts payable of $3.2 million driven by timing of purchases and related payments, an increase in accrued expenses and other current and non-current liabilities of $3.0 million due primarily to timing in payments and an increase in income taxes payable of $1.6 million. These were partially offset by a decrease in deferred revenue of $8.8 million due to timing of support billings and project acceptances, a decrease in accrued payroll and related expenses of $4.6 million due primarily to lower commissions and an increase in other current and non-current assets of $2.1 million.
Cash used in investing activities was $21.6 million, primarily resulting from $19.5 million used for capital expenditures and $5.5 million used for purchases of short-term investments, partially offset by $3.4 million proceeds from sales of assets.
Cash used in financing activities was $125.7 million, primarily resulting from $96.4 million to retire the 2024 Senior Convertible Notes upon maturity, $20.0 million cash paid to repurchase common stock under our share repurchase program, $11.1 million in withholding tax payments on the vesting of restricted stock awards and $4.3 million paid for acquisition related liabilities. These were partially offset by $6.3 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Material Contractual and Material Cash Obligations
The following summarizes our material contractual obligations at June 29, 2024, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$4.2	$1.1	$1.0	$0.9	$1.2
Debt:
2029 3.75% Senior Notes (1)	400.0	—	—	—	400.0
2026 1.625% Senior Convertible Notes (1)	250.0	—	250.0	—	—
Estimated interest payments	91.3	18.8	35.0	30.0	7.5
Purchase obligations(2)	101.1	93.4	7.5	0.1	0.1
Operating lease obligations(3)	42.8	10.2	16.0	8.1	8.5
Non-cancelable leaseback obligations(2)	23.0	3.1	6.3	5.3	8.3
Royalty payment	0.8	0.6	0.2	—	—
Pension and post-retirement benefit payments(4)	53.7	8.5	11.9	10.2	23.1
Total	$966.9	$135.7	$327.9	$54.6	$448.7
(1) Refer to “Note 11. Debt” for more information.
(2) Refer to “Note 18. Commitments and Contingencies” for more information.
(3) Refer to “Note 12. Leases” for more information.
(4) Refer to “Note 17. Employee Pension and Other Benefit Plans” for more information.

Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $101.1 million of purchase obligations as of June 29, 2024, $34.2 million are related to inventory and the other $66.9 million are non-inventory items.
As of June 29, 2024, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
Share Repurchase Program
During fiscal 2024 we repurchased 2.3 million shares of our common stock outstanding for $20.0 million pursuant to our 2022 Share Repurchase Plan. As of June 29, 2024, the Company had remaining authorization of $214.8 million for future share repurchases under the 2022 Repurchase Plan.
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
As of June 29, 2024, the U.K. plan is fully funded. During fiscal 2024, we contributed £1.0 million or approximately $1.3 million, while in fiscal 2023, we contributed £1.0 million or approximately $1.2 million to the U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.
As of June 29, 2024, our German pension plans, which were initially established as unfunded or “pay-as-you-go” plans, were underfunded by $58.3 million since the projected benefit obligation (PBO) exceeded the fair value of plan assets. We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our projected benefit obligation and currently are forecasted to range between $4.0 million and $7.6 million per annum.
We also are responsible for the non-pension post-retirement benefit obligation assumed from a past acquisition with a liability of $0.3 million.
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
For our Pension accounting, significant judgment is required in actuarial assumption used when establishing the discount rate for the net periodic cost and the PBO calculations. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $4.0 million based upon data as of June 29, 2024.

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
As of June 29, 2024, we had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 29, 2024 and July 1, 2023. As of June 29, 2024 and July 1, 2023, the notional amounts of the forward contracts that we held to purchase foreign currencies were $81.9 million and $87.5 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $26.8 million and $19.3 million, respectively.
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
Investments
The majority of our investments have maturities of 90 days or less. Due to the short-term nature of these investments, we believe that we do not have any material exposure to changes in the fair value of our investments as a result of changes in interest rates. Changes in interest rates can affect the interest earned on our investments.
We seek to mitigate the credit risk of investments by holding high-quality, investment-grade debt instruments. We also seek to mitigate marketability risk by holding only highly liquid securities with active secondary or resale markets. However, the investments may decline in value or marketability due to changes in perceived credit quality or changes in market conditions.
As of June 29, 2024, the Company’s short-term investments of $19.9 million were comprised of 30-day term deposits of $18.4 million and trading securities related to the deferred compensation plan of $1.5 million, of which $1.4 million was invested in equity securities and $0.1 million was invested in debt securities.
Debt
The fair value of our 2029 Notes is subject to interest rate risk while the fair value of our 2026 Notes is subject to interest rate and market price risk due to the convertible feature of the Notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2026 Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price in the case of convertible notes affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations.
Based on quoted market prices, as of June 29, 2024, the fair value of the 2026 Notes was $238.1 million and the fair value of the 2029 Notes was $338.9 million. As of June 29, 2024, the carrying value of the 2026 Notes was $240.6 million and the carrying value of the 2029 Notes was $395.4 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the “Company”) as of June 29, 2024 and July 1, 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity, and of cash flows, for each of the three years in the period ended June 29, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 29, 2024 and July 1, 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 29, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 29, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Network Enablement and Service Enablement Reportable Segments

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,000.4 million of total net revenue for the year ended June 29, 2024, of which $615.7 million and $86.3 million related to the Network Enablement and the Service Enablement reportable segments, respectively. Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance.

The principal consideration for our determination that performing procedures relating to revenue recognition for the Network Enablement and the Service Enablement reportable segments is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of revenue for the Network Enablement and the Service Enablement reportable segments. These procedures also included, among others, for the Network Enablement and the Service Enablement reportable segments (i) testing the revenue recognized, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control and cash receipts, and recalculating revenue recognized; (ii) confirming outstanding customer invoice balances as of June 29, 2024, on a sample basis, and for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, subsequent cash receipts, and other source documents to support collectability of outstanding customer invoice balances; (iii) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices; and (iv) testing the timing of revenue recognition, on a sample basis, for revenue transactions that occurred near period end by obtaining and inspecting source documents, such as invoices, evidence of transfer of control, and cash receipts.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
August 15, 2024

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Revenues:
Product revenue	$834.8	$936.1	$1,135.5
Service revenue	165.6	170.0	156.9
Total net revenue	1,000.4	1,106.1	1,292.4
Cost of revenues:
Product cost of revenue	335.2	364.9	421.3
Service cost of revenue	75.5	77.8	67.6
Amortization of acquired technologies	13.8	24.6	30.0
Total cost of revenues	424.5	467.3	518.9
Gross profit	575.9	638.8	773.5
Operating expenses:
Research and development	201.9	206.9	213.2
Selling, general and administrative	333.3	328.7	365.7
Amortization of other intangibles	6.3	8.7	9.7
Restructuring and related charges (benefits)	13.6	12.1	(0.1)
Total operating expenses	555.1	556.4	588.5
Income from operations	20.8	82.4	185.0
Loss on convertible note settlement (Note 11)	—	—	(101.8)
Loss on convertible note modification (Note 11)	—	(2.2)	—
Interest and other income, net	21.7	7.6	5.2
Interest expense	(30.9)	(27.1)	(23.3)
Income before income taxes	11.6	60.7	65.1
Provision for income taxes	37.4	35.2	49.6
Net (loss) income	$(25.8)	$25.5	$15.5

Net (loss) income per share:
Basic	$(0.12)	$0.11	$0.07
Diluted	$(0.12)	$0.11	$0.07

Shares used in per-share calculations:
Basic	222.6	224.6	230.9
Diluted	222.6	226.6	238.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Net (loss) income	$(25.8)	$25.5	$15.5
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(6.0)	18.8	(76.1)
Net change in available-for-sale investments, net of tax:
Unrealized holding (losses) gains arising during period	—	(0.3)	0.1
Net change in defined benefit obligation, net of tax:
Unrealized actuarial (loss) gains arising during period	(2.1)	2.0	13.9
Amortization of actuarial losses (gains)	0.1	(0.1)	2.9
Net change in accumulated other comprehensive (loss) income	(8.0)	20.4	(59.2)
Comprehensive (loss) income	$(33.8)	$45.9	$(43.7)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 29, 2024	July 1, 2023
ASSETS
Current assets:
Cash and cash equivalents	$471.3	$506.5
Short-term investments	19.9	14.6
Restricted cash	5.0	4.5
Accounts receivable, net	213.1	231.2
Inventories, net	96.5	116.1
Prepayments and other current assets	70.7	72.1
Total current assets	876.5	945.0
Property, plant and equipment, net	228.2	243.0
Goodwill, net	452.9	455.2
Intangibles, net	38.2	58.6
Deferred income taxes	82.5	87.0
Other non-current assets	58.0	61.7
Total assets	$1,736.3	$1,850.5
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50.4	$47.2
Accrued payroll and related expenses	48.2	50.5
Deferred revenue	65.7	78.6
Accrued expenses	25.3	21.2
Short-term debt	—	96.2
Other current liabilities	57.5	49.8
Total current liabilities	247.1	343.5
Long-term debt	636.0	629.5
Other non-current liabilities	171.6	186.7
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at June 29, 2024 and July 1, 2023.	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at June 29, 2024 and July 1, 2023, issued and outstanding	0.2	0.2
Additional paid-in capital	70,471.9	70,427.3
Accumulated deficit	(69,646.5)	(69,600.7)
Accumulated other comprehensive loss	(144.0)	(136.0)
Total stockholders’ equity	681.6	690.8
Total liabilities and stockholders’ equity	$1,736.3	$1,850.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
OPERATING ACTIVITIES:
Net (loss) income	$(25.8)	$25.5	$15.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	38.6	36.2	35.7
Amortization of acquired technologies and other intangibles	20.1	33.3	39.7
Stock-based compensation	49.4	51.2	52.3
Amortization of debt issuance costs and accretion of debt discount	7.5	4.2	2.8
Net change in fair value of contingent liabilities	(9.5)	(4.6)	—
Loss on convertible note debt modification and settlement	—	2.2	101.8
Deferred taxes, net	0.3	4.8	(10.5)
Restructuring	13.6	12.1	—
Gain on legal settlement	—	(6.7)	—
Other	5.5	5.6	4.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13.9	37.4	(18.3)
Inventories	10.5	(10.7)	(27.7)
Other current and non-currents assets	(2.1)	10.3	(11.3)
Accounts payable	3.2	(9.4)	(5.6)
Income taxes payable	1.6	(2.0)	(18.2)
Deferred revenue, current and non-current	(8.8)	(2.1)	13.2
Accrued payroll and related expenses	(4.6)	(25.8)	3.0
Accrued expenses and other current and non-current liabilities	3.0	(47.4)	1.4
Net cash provided by operating activities	116.4	114.1	178.1

INVESTING ACTIVITIES:
Purchases of short-term investments	(225.1)	(13.1)	—
Maturities of short-term investments	219.6	—	—
Acquisitions, net of cash acquired and other	—	(67.3)	(8.3)
Purchase price adjustment related to business acquisition	—	(0.7)	—
Capital expenditures	(19.5)	(51.1)	(72.5)
Proceeds from the sale of assets	3.4	5.1	9.8
Net cash used in investing activities	(21.6)	(127.1)	(71.0)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	118.0	400.0
Payment of debt issuance costs	—	(4.2)	(10.5)
Repurchase and retirement of common stock	(20.0)	(83.9)	(235.9)
Payment of financing obligations	(0.2)	(0.1)	(0.1)
Retirement of convertible notes upon maturity	(96.4)	(68.1)	—
Cash paid in convertible note settlement	—	—	(351.6)
Proceeds from exercise of employee stock options and employee stock purchase plan	6.3	7.9	7.8
Withholding tax payment on vesting of restricted stock awards	(11.1)	(11.8)	(14.1)
Proceeds from revolving credit facility	—	—	150.0
Repayment of revolving credit facility	—	—	(150.0)
Payment of acquisition related contingent consideration and obligations	(4.3)	(7.8)	(6.0)
Net cash used in financing activities	(125.7)	(50.0)	(210.4)

Effect of exchange rates on cash, cash equivalents and restricted cash	(2.9)	5.8	(32.3)
Net decrease in cash, cash equivalents and restricted cash	(33.8)	(57.2)	(135.6)
Cash, cash equivalents and restricted cash at beginning of period(1)	515.6	572.8	708.4
Cash, cash equivalents and restricted cash at end of period(2)	$481.8	$515.6	$572.8
Supplemental disclosure of cash flow information
Cash paid for interest	$23.9	$22.0	$17.9
Cash paid for income taxes, net of refunds	$30.9	$47.5	$77.1
(1) These amounts include both current and non-current balances of restricted cash totaling $9.1 million, $12.9 million and $10.6 million as of July 1, 2023, July 2, 2022, and July 3, 2021, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $10.5 million, $9.1 million and $12.9 million as of June 29, 2024, July 1, 2023 and July 2, 2022, respectively.

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 3, 2021	228.3	$0.2	$70,183.2	$(69,322.3)	$(97.2)	$763.9
Net income	—	—	—	15.5	—	15.5
Other comprehensive loss	—	—	—	—	(59.2)	(59.2)
Shares issued under employee stock plans, net of tax effects	2.3	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	52.0	—	—	52.0
Repurchase of common stock	(14.8)	—	—	(235.5)	—	(235.5)
Convertible note settlement (Note 11)	10.6	—	141.1	—	—	141.1
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	25.5	—	25.5
Other comprehensive income	—	—	—	—	20.4	20.4
Shares issued under employee stock plans, net of tax effects	2.4	—	(3.9)	—	—	(3.9)
Stock-based compensation	—	—	51.2	—	—	51.2
Repurchase of common stock	(7.3)	—	(0.3)	(83.9)	—	(84.2)
Convertible note modification (Note 11)	—	—	10.1	—	—	10.1
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net loss	—	—	—	(25.8)	—	(25.8)
Other comprehensive loss	—	—	—	—	(8.0)	(8.0)
Shares issued under employee stock plans, net of tax effects	2.7	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	49.4	—	—	49.4
Repurchase of common stock	(2.3)	—	—	(20.0)	—	(20.0)
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company, we, our and us), is a global provider of network test, monitoring and assurance solutions for telecommunications, cloud, enterprises, first responders, military, aerospace and railway. VIAVI is also a leader in light management technologies which are used in anti-counterfeiting, 3D sensing, consumer electronics, industrial, automotive, government and aerospace applications.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s 2024, 2023 and 2022 fiscal years were 52-week years ending on June 29, 2024, July 1, 2023, and July 2, 2022, respectively.
Principles of Consolidation
The Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and include the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated.
Reclassification of Prior Period Balances
Certain reclassifications of prior period balances have been made to conform to current presentation. Effective for the first quarter of fiscal 2024, management of certain products moved from the SE segment to the NE segment to better align with operational and go-to-market strategies. As a result, prior period balances have been recast in our NE and SE goodwill balances as of July 2, 2022 in “Note 9. Goodwill” and operating segment tables for the years ended July 1, 2023 and July 2, 2022 in “Note 19. Operating Segments and Geographic Information.”
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
Restricted Cash
At June 29, 2024 and July 1, 2023, the Company’s short-term restricted cash balances were $5.0 million and $4.5 million, respectively. The Company’s long-term restricted cash balances, included in Other non-current assets on the Consolidated Balance Sheets, were $5.5 million and $4.6 million as of June 29, 2024 and July 1, 2023, respectively. These balances primarily include interest-bearing investments in bank deposit and money market funds which act as collateral supporting the issuance of standby letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company periodically reviews investments in debt securities for impairment. If a debt security’s fair value is below amortized cost and the Company either intends to sell the security or it is more likely than not that the Company will be required to sell the security before its anticipated recovery, the Company records an other-than-temporary impairment charge to current earnings for the entire amount of the impairment. If a debt security’s fair value is below amortized cost and the Company does not expect to recover the entire amortized cost of the security, the Company separates the other-than-temporary impairment into: (i) the portion of the loss related to credit factors, or the credit loss portion; and, (ii) the portion of the loss that is not related to credit factors, or the non-credit loss portion. The credit loss portion is recorded as an allowance to credit loss through Interest and other income, net, in the Consolidated Statements of Operations and the non-credit loss portion is recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets.
The Company’s investments also include fixed term deposits with interest earned recorded as a component of Interest and other income, net, in the Consolidated Statements of Operations.
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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of June 29, 2024 and July 1, 2023, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of June 29, 2024 and July 1, 2023 consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized in the Selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.

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
Demonstration units are Company products used for demonstration purposes for existing and prospective customers and are amortized using the straight-line method. These assets are generally not intended to be sold and have an estimated useful life of 3 to 5 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of June 29, 2024 and July 1, 2023, there were no customer balances that represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2024, 2023 and 2022, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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
2.Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance which includes software and hardware support that extends beyond the Company's standard warranties; installation, professional and implementation services, and training.
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
Disaggregation of Revenue
The Company's revenue is presented on a disaggregated basis in the Consolidated Statements of Operations and in “Note 19. Operating Segments and Geographic Information.” This information includes a break-out of product and service revenue, revenue from reportable segments and revenue from each of the three geographic regions in which we operate.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Shipping and Handling Costs
The Company records costs related to shipping and handling of revenue in cost of sales for all periods presented.
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $1.3 million, $2.6 million and $3.2 million in fiscal 2024, 2023 and 2022, respectively.
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
Government Assistance
From time to time, the Company will receive government assistance in the form of grants and tax credits from government agencies in certain jurisdictions in which it operates. U.S. GAAP does not have specific accounting guidance covering agreements between government and business entities. The Company applies International Accounting Standards 20 (IAS 20), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for government assistance. Under IAS 20, grants are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government assistance is recognized in a manner consistent with the manner in which the Company recognizes the underlying costs in the Consolidated Statement of Operations for which the grant is intended to compensate. Government assistance related to assets will generally be deducted from the asset’s carrying value.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Income Taxes
In accordance with the authoritative guidance on accounting for income taxes, the Company recognizes income taxes using an asset and liability approach. This approach requires the recognition of taxes payable or refundable for the current year, and deferred tax liabilities and assets for future tax consequences of events that have been recognized in the Company’s Consolidated Financial Statements or tax returns. The measurement of current and deferred taxes is based on provisions of the enacted tax law and the effects of future changes in tax laws or rates are not anticipated.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Contingent liabilities include contingent consideration in connection with the Company’s acquisitions, which represent earn-out payments and is recognized at fair value on the acquisition date and is remeasured each reporting period with subsequent adjustments recognized in SG&A expense in the Consolidated Statements of Operations. While the Company believes the estimates and assumptions are reasonable, there is significant judgment and uncertainty involved.
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
Note 2. Recently Issued Accounting Pronouncements
SEC Climate Rules

In March 2024, the SEC issued its final climate disclosure rules, which require the disclosure of climate-related information in annual reports and registration statements. The rules require disclosure in the audited financial statements of certain effects of severe weather events and other natural conditions above certain financial thresholds, as well as amounts related to carbon offsets and renewable energy credits or certificates, if material.

On April 4, 2024, the SEC voluntarily stayed the implementation of the final rules pending the completion of judicial review of the consolidated challenges to the final rules by the Court of Appeals for the Eighth Circuit. The final rules, as originally issued, would be effective for the Company in various fiscal years, starting with its Annual Report on Form 10-K for fiscal year 2026. Disclosures pursuant to the final rules, as originally issued, would be required prospectively, with information for prior periods required only to the extent it was previously disclosed in an SEC filing. The Company is currently evaluating the impact of the final rules on its Consolidated Financial Statements and disclosures and continue to monitor the status of the related legal challenges.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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

We reviewed all other accounting pronouncements issued during fiscal 2024 and concluded that they were not applicable to the Company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
Basic net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of common shares outstanding during the period. Diluted net (loss) income per share is computed by dividing net (loss) income for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. If dilutive, the effect of outstanding Employee Stock Purchase Program (ESPP) purchase rights, restricted stock units (RSUs), performance-based stock units (PSUs), market-based stock units (MSUs), stock options and Senior Convertible Notes is reflected in diluted net (loss) income per share by application of the treasury stock method and/or the if-converted method, as applicable. The calculation of diluted net (loss) income per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Numerator:
Net (loss) income	$(25.8)	$25.5	$15.5
Denominator:
Weighted-average shares outstanding:
Basic	222.6	224.6	230.9
Shares issuable assuming conversion of convertible notes(1)	—	0.3	4.8
Effect of dilutive securities from stock-based compensation plans	—	1.7	2.5
Diluted	222.6	226.6	238.2

Net (loss) income per share:
Basic	$(0.12)	$0.11	$0.07
Diluted	$(0.12)	$0.11	$0.07
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
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Full Value Awards(1)	5.7	3.7	0.6
(1) See “Note 16. Stock-Based Compensation” for definition of Full Value Awards.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized losses on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax(1)	Total
Beginning balance as of July 1, 2023	$(5.3)	$(125.4)	$(5.3)	$(136.0)
Other comprehensive loss before reclassification	—	(6.0)	(2.1)	(8.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.1	0.1
Net current period other comprehensive loss	—	(6.0)	(2.0)	(8.0)
Ending balance as of June 29, 2024	$(5.3)	$(131.4)	$(7.3)	$(144.0)
(1) Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 29, 2024 relates to the unrealized actuarial loss of $2.8 million, net of income tax effect of $0.7 million. The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations for the year ended June 29, 2024. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

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
The total purchase consideration included approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million for which future cash payments are dependent on the achievement of certain operational and revenue targets over the course of a three-year period beginning in January 2023. The cash consideration paid at closing included escrow payments of $5.0 million for indemnity holdback and $2.0 million subject to final cash and net working capital adjustments. The acquisition has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In connection with this acquisition, the Company recorded approximately $48.3 million of goodwill and $30.6 million of developed technology and other intangibles. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years. Acquisition-related costs incurred were approximately $0.8 million and have been recorded within SG&A expense in the Consolidated Statements of Operations.
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Network Enablement segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. The goodwill was deductible for U.S. income tax purposes in the year of acquisition.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related Contingent Consideration
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the years ended June 29, 2024 and July 1, 2023, as follows (in millions):

Total
Balance July 2, 2022	$2.5
Additions to Contingent Consideration	29.4
Change in Fair Value measurement	(4.6)
Payments of Contingent Consideration	(7.6)
Balance July 1, 2023(1)	$19.7
Change in Fair Value measurement	(9.5)
Payments of Contingent Consideration	(0.7)
Balance June 29, 2024(2)	$9.5
(1) Includes $1.1 million in Other current liabilities and $18.6 million in Other non-current liabilities on the Consolidated Balance Sheets.
(2) Included in Other non-current liabilities on the Consolidated Balance Sheets.
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
Gross Receivables: Includes both billed and Unbilled Receivables/Contract Assets. As of June 29, 2024 and July 1, 2023, the Company had total Unbilled Receivables/Contract Assets of $16.3 million and $13.7 million, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to deferred revenue, for the year ended June 29, 2024 (in millions):

June 29, 2024
Deferred revenue:
Balance at beginning of period	$102.0
Revenue deferrals for new contracts(1)	102.4
Revenue recognized during the period(2)	(113.0)
Balance at end of period(3)	$91.4

Short-term deferred revenue	$65.7
Long-term deferred revenue	$25.7
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

Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete, as of June 29, 2024. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of June 29, 2024, was $237.8 million. The Company expects to recognize 88% of the remaining performance obligations as revenue within the next 12 months, and the residual thereafter.
Accounts Receivable - Allowance for Credit Losses
The table below presents the activities and balances for allowance for credit losses, as follows (in millions):

	Balance at Beginning of Period	Charged to Costs and Expenses	Deduction(1)	Balance at End of Period
Year Ended June 29, 2024	$1.0	$1.3	$(0.7)	$1.6
Year Ended July 1, 2023	$1.4	$0.4	$(0.8)	$1.0
Year Ended July 2, 2022	$2.0	$0.9	$(1.5)	$1.4
(1) Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	June 29, 2024	July 1, 2023
Finished goods	$44.6	$49.0
Work in process	15.4	17.7
Raw materials	36.5	49.4
Inventories, net	$96.5	$116.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 29, 2024	July 1, 2023
Refundable income taxes	$28.5	$27.6
Prepayments	18.5	16.5
Advances to contract manufacturers	5.7	9.8
Transaction tax receivables	3.3	5.1
Assets held for sale	2.5	2.5
Fair value of forward contracts	1.7	3.5
Other current assets	10.5	7.1
Prepayments and other current assets	$70.7	$72.1

Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 29, 2024	July 1, 2023
Land	$19.5	$19.6
Buildings and improvements	74.9	74.9
Machinery and equipment	378.6	362.6
Furniture, fixtures, software and office equipment	70.7	76.7
Leasehold improvements	73.0	70.7
Construction in progress	20.0	24.5
Property, plant and equipment, gross	636.7	629.0
Less: Accumulated depreciation and amortization	(408.5)	(386.0)
Property, plant and equipment, net	$228.2	$243.0
Other Non-Current Assets
The following table presents the components of other non-current assets, as follows (in millions):

	June 29, 2024	July 1, 2023
Operating ROU assets	$35.8	$40.4
Long-term restricted cash	5.5	4.6
Deferred contract cost	2.5	2.9
Deposits	2.4	2.3
Debt issuance cost - Revolving Credit Facility	1.9	2.8
Other non-current assets	9.9	8.7
Other non-current assets	$58.0	$61.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Current Liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 29, 2024	July 1, 2023
Restructuring accrual (Note 13)	$14.1	$5.8
Operating lease liabilities	9.8	10.1
Income tax payable	5.3	4.4
Interest payable	5.1	5.5
Transaction tax payable	4.0	4.3
Warranty accrual	3.4	4.2
Fair value of forward contracts	1.5	2.4
Acquisition related holdback and related accruals	—	4.1
Fair value of contingent consideration (Note 5)	—	1.1
Other	14.3	7.9
Other current liabilities	$57.5	$49.8
Other Non-Current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 29, 2024	July 1, 2023
Pension and post-employment benefits	$51.2	$53.2
Operating lease liabilities	25.7	29.4
Long-term deferred revenue	25.7	23.4
Uncertain tax position	17.0	15.8
Financing obligation	15.7	15.8
Deferred tax liability	11.7	13.9
Fair value of contingent consideration (Note 5)	9.5	18.6
Warranty accrual	4.0	4.8
Asset retirement obligations	3.0	3.8
Restructuring accrual (Note 13)	0.8	—
Other	7.3	8.0
Other non-current liabilities	$171.6	$186.7
Interest and Other Income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Interest income	$18.9	$10.2	$3.4
Foreign exchange (loss) gain, net	(3.1)	(2.2)	1.4
Gain on litigation settlement	7.3	—	—
Other (loss) income, net	(1.4)	(0.4)	0.4
Interest and other income, net	$21.7	$7.6	$5.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of June 29, 2024, the Company’s short-term investments of $19.9 million were comprised of 30-day term deposits of $18.4 million and trading securities related to the deferred compensation plan of $1.5 million, of which $1.4 million was invested in equity securities and $0.1 million was invested in debt securities.
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
As of June 29, 2024, the Company had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of July 1, 2023, the fair value of these contracts of $3.5 million and $2.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 29, 2024 and July 1, 2023. As of June 29, 2024 and July 1, 2023, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $81.9 million and $87.5 million, respectively, and the notional amounts of forward contracts that Company held to sell foreign currencies were $26.8 million and $19.3 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $0.7 million and a gain of $1.2 million for the years ended June 29, 2024 and July 1, 2023, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	June 29, 2024				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds(2)	295.3	295.3	—	—	344.8	344.8	—	—
Trading securities(3)	1.5	1.5	—	—	1.5	1.5	—	—
Foreign currency forward contracts(4)	1.7	—	1.7	—	3.5	—	3.5	—
Total assets	$298.8	$296.8	$2.0	$—	$350.1	$346.3	$3.8	$—

Liability:
Foreign currency forward contracts(5)	$1.5	$—	$1.5	$—	$2.4	$—	$2.4	$—
Contingent consideration(6)	9.5	—	—	9.5	19.7	—	—	19.7
Total liabilities	$11.0	$—	$1.5	$9.5	$22.1	$—	$2.4	$19.7
(1) Included in Other non-current assets on the Consolidated Balance Sheets.
(2) Includes, as of June 29, 2024, $286.7 million in Cash and cash equivalents, $4.9 million in Restricted cash and $3.7 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of July 1, 2023, $336.5 million in Cash and cash equivalents, $4.3 million in Restricted cash, and $4.0 million in Other non-current assets on the Consolidated Balance Sheets.
(3) Included in Short-term investments on the Consolidated Balance Sheets.
(4) Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5) Included in Other current liabilities on the Consolidated Balance Sheets.
(6) As of June 29, 2024, included in Other non-current liabilities on the Consolidated Balance Sheets. As of July 1, 2023, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes) and 1.00% Senior Convertible Notes (2024 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets.
The Company’s debt measured at fair value for the periods presented are as follows (in millions):

	June 29, 2024				July 1, 2023
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$338.9	$—	$338.9	$—	$341.8	$—	$341.8	$—
1.625% Senior Convertible Notes	238.1	—	238.1	—	262.7	—	262.7	—
1.00% Senior Convertible Notes(1)	—	—	—	—	95.6	—	95.6	—
Total liabilities	$577.0	$—	$577.0	$—	$700.1	$—	$700.1	$—
(1) The 2024 Notes were retired upon maturity on March 1, 2024. See “Note 11. Debt” for further discussion of the Company’s debt.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
Changes in the carry value of goodwill allocated segment are as follows (in millions):

	Network Enablement(1)	Service Enablement(1)	Optical Security and Performance Products	Total
Balance as of July 2, 2022(2)	$332.8	$12.6	$42.2	$387.6
Acquisitions	60.0	—	—	60.0
Measurement period adjustment	(0.5)	—	—	(0.5)
Currency translation	6.9	1.2	—	8.1
Balance as of July 1, 2023(3)	$399.2	$13.8	$42.2	$455.2
Currency translation	(1.1)	(0.2)	—	(1.3)
Other adjustment(4)	—	(1.0)	—	(1.0)
Balance as of June 29, 2024(5)	$398.1	$12.6	$42.2	$452.9
(1) Balance as of July 2, 2022 adjusted to reflect a reclass of $1.2 million from Service Enablement to Network Enablement due to a product line movement.
(2) Gross goodwill balances for NE, SE and OSP were $634.7 million, $285.2 million and $126.7 million, respectively, as of July 2, 2022. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively, as of July 2, 2022.
(3) Gross goodwill balances for NE, SE and OSP were $701.1 million, $286.4 million and $126.7 million, respectively, as of July 1, 2023. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively, as of July 1, 2023.
(4) Adjustment related to goodwill acquired as part of a prior acquisition.
(5) Gross goodwill balances for NE, SE and OSP were $700.0 million, $285.2 million and $126.7 million, respectively, as of June 29, 2024. Accumulated impairment for NE, SE and OSP was $301.9 million, $272.6 million and $84.5 million, respectively, as of June 29, 2024.

Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s CODM during fiscal 2024, 2023 and 2022 that its reporting units were NE, SE and OSP.
No indications of impairment were identified under the qualitative assessment of goodwill impairment for fiscal years ending on June 29, 2024 and July 2, 2022.
In fiscal 2023, the Company performed a quantitative assessment of goodwill impairment for all reporting units. Based on our testing during the fourth quarter of fiscal 2023, the fair value of each of the Company’s reporting units was at least two times the carrying value, and therefore no impairment was identified.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of June 29, 2024, and July 1, 2023 (in millions):

As of June 29, 2024	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	2.9 years	$436.2	$(401.9)	$34.3
Customer relationships	1.5 years	194.8	(191.0)	3.8
Other (1)	0.5 years	36.7	(36.6)	0.1
Total intangibles		$667.7	$(629.5)	$38.2

As of July 1, 2023	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology(2)	3.9 years	$438.5	$(390.2)	$48.3
Customer relationships	2.0 years	195.2	(185.9)	9.3
Other(1)	0.7 years	39.8	(38.8)	1.0
Total intangibles		$673.5	$(614.9)	$58.6
(1) Other intangibles consist of patents, proprietary know-how and trade secrets, trademarks and trade names.
(2) During fiscal 2023, we recorded a $0.6 million non-cash charge due to the discontinued use of certain intellectual property. This charge has been recorded within SG&A in the Consolidated Statements of Operations.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 29, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2025	$15.8
2026	11.3
2027	7.5
2028	3.0
2029	0.6
Total amortization	$38.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of June 29, 2024 and July 1, 2023, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	June 29, 2024	July 1, 2023
Principal amount of 1.00% Senior Convertible Notes	$—	$96.4
Unamortized 1.00% Senior Convertible Notes debt issuance cost	—	(0.2)
Short-term debt	$—	$96.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(4.6)	(5.5)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(8.1)	(12.9)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(1.3)	(2.1)
Long-term debt	$636.0	$629.5
The Company was in compliance with all debt covenants as of June 29, 2024 and July 1, 2023.
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
The Exchange Transaction was accounted for as a modification. The $127.5 million principal of the 2024 Notes was reduced by $10.1 million, with offsetting increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option in the modification. The increase in principal and coupon interest, along with the increased option value, totaled $14.6 million and is a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets. This amount will be accreted as an adjustment to interest expense on a straight-line basis and will accrete up to the full-face value of the 2026 Notes at maturity.
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
•During the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2026 Notes for each day during such ten consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI’s common stock and the applicable conversion rate on such date; or
•If the Company calls any or all of the 2026 Notes for Optional Redemption.
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
As of June 29, 2024, the expected remaining term of the 2026 Notes is 1.7 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and are being amortized to interest expense using the straight-line method. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of June 29, 2024, the expected remaining term of the 2029 Notes is 5.3 years.
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
See Senior Convertible Notes Settlement section below for details of the 2023 Notes exchange transactions during fiscal 2022. On June 1, 2023, remaining 2023 Notes principal of $68.1 million was retired upon maturity.
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
Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in US Dollars, at a per annum rate equal to either, at the Company’s election, Term Secured Overnight Financing Rate (SOFR) plus a margin of 1.35% to 1.85% per annum, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.2825% to 1.7825%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.25% to 1.75%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the adjusted Term Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.25% to 1.75%, or a specified base rate plus a margin of 0.25% to 0.75%, in each case, depending on the average excess availability under the facility.
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
As of June 29, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $153.3 million, net of outstanding standby letters of credit of $4.1 million.
Revolving Credit Facility
On May 5, 2020, the Company entered into a credit agreement with Wells Fargo as administrative agent, and other lender related parties. The Company borrowed $150 million and repaid $150 million under this Credit Agreement during the first quarter of fiscal 2022. In connection with the entry into the Senior Secured Asset-Based Revolving Credit Facility in December 2021, the Company terminated this facility.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest and amortization of debt issuance costs (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Interest expense-contractual interest	$19.7	$19.2	$16.5
Amortization of debt issuance cost	2.6	2.5	2.8
Accretion of debt discount	4.9	1.6	—
Other	3.7	3.8	4.0
Total Interest Expense	$30.9	$27.1	$23.3
The effective interest rate on the Company’s contractual debt was 2.77%, 2.65% and 2.25% for fiscal years 2024, 2023 and 2022, respectively.
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	June 29, 2024	July 1, 2023

Operating lease costs(1)	$12.9	$13.1

Cash paid for amounts included in the measurement of operating lease liabilities	$14.1	$14.4
Operating ROU assets obtained in exchange for operating lease obligations	$7.2	$7.0

Weighted-average remaining lease term	6.3 years	6.8 years
Weighted-average discount rate	5.6%	4.8%
(1) Total variable lease costs were immaterial during the fiscal years ended June 29, 2024 and July 1, 2023. The total operating costs were included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of June 29, 2024 are as follows (in millions):

Fiscal Years
2025	$10.2
2026	9.1
2027	6.9
2028	4.8
2029	3.3
Thereafter	8.5
Total lease payments	42.8
Less: Interest	(7.3)
Present value of lease liabilities	$35.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s ARO liability is primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 29, 2024 and July 1, 2023, the Consolidated Balance Sheets included ARO balances of $1.2 million and $0.5 million, respectively, in Other current liabilities and $3.0 million and $3.8 million, respectively, in Other non-current liabilities.
A summary of the activity in the ARO accrual is outlined below (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Balance at End of Period
Year ended June 29, 2024	$4.3	$—	$(0.2)	$0.1	$4.2
Year ended July 1, 2023	$4.2	$0.3	$(0.3)	$0.1	$4.3

Note 13. Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. Restructuring charges include severance, benefits and outplacement costs to eliminate a specified number of positions. The timing of associated cash payments is dependent upon the jurisdiction of the affected employees and can extend over multiple periods.
Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 6% of its global workforce to be affected. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of fiscal 2025.
Fiscal 2023 Plan
During the second quarter of fiscal 2023, management approved a restructuring and workforce reduction plan (the Fiscal 2023 Plan) to better align the Company’s workforce with current business needs and strategic growth opportunities. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.
The first phase of the Fiscal 2023 Plan impacted our NSE and OSP segments and Corporate (Corp) functions and was substantially complete as of March 30, 2024. The second phase of the Fiscal 2023 Plan is primarily focused on reducing costs in our SE segment and was substantially complete as of June 29, 2024.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring accrual for the fiscal year ended June 29, 2024 is outlined below (in millions):

	Balance as of July 1, 2023	Restructuring and related charges (benefits)	Cash Settlements	Balance as of June 29, 2024
Fiscal 2024 Plan
NSE/Corp	$—	$13.6	$(0.2)	$13.4
OSP	—	1.2	—	1.2
Fiscal 2024 Plan	—	14.8	(0.2)	14.6
Fiscal 2023 Plan
NSE/Corp	3.5	(0.9)	(2.6)	—
OSP	0.6	—	(0.6)	—
Fiscal 2023 Plan Phase I	4.1	(0.9)	(3.2)	—
NSE	1.7	(0.3)	(1.1)	0.3
Fiscal 2023 Plan Phase II	1.7	(0.3)	(1.1)	0.3
Total(1)	$5.8	$13.6	$(4.5)	$14.9
(1) Includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

During fiscal 2023, the Company recorded restructuring charges of $12.1 million related to the Fiscal 2023 Plan. During fiscal 2022, the Company recorded a benefit of $0.1 million related to a restructuring plan initiated in fiscal 2019.

Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Domestic	$(95.8)	$(37.6)	$(82.6)
Foreign	107.4	98.3	147.7
Income before income taxes	$11.6	$60.7	$65.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Federal:
Current	$0.3	$—	$—
Deferred	—	—	—
Total federal income tax expense	0.3	—	—
State:
Current	3.3	2.6	(2.2)
Deferred	—	—	—
Total state income tax expense (benefit)	3.3	2.6	(2.2)
Foreign:
Current	32.8	27.6	63.2
Deferred	1.0	5.0	(11.4)
Total foreign income tax expense	33.8	32.6	51.8
Total income tax expense	$37.4	$35.2	$49.6
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
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Income tax expense computed at federal statutory rate	$2.4	$12.8	$13.7
Withholding Taxes	5.6	8.0	8.7
U.S. inclusion of foreign earnings	3.8	1.3	19.8
Internal restructuring	1.2	1.2	10.1
Valuation allowance	17.5	0.5	3.3
Foreign rate differential	3.8	4.5	6.9
Reserves	1.2	2.9	1.7
Permanent items	(0.6)	1.1	0.3
Fair value change of the earn-out liability	(2.0)	(1.0)	0.1
Impact of prior years’ taxes	3.0	(0.5)	(8.6)
Research and experimentation benefits and other tax credits	—	(1.3)	(1.1)
State taxes	—	2.6	0.8
Disallowed compensations	2.0	3.3	2.2
Senior Convertible Notes settlements	—	—	(8.3)
Other	(0.5)	(0.2)	—
Income tax expense	$37.4	$35.2	$49.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	June 29, 2024	July 1, 2023	July 2, 2022
Gross deferred tax assets:
Tax credit carryforwards	$138.2	$136.4	$136.7
Net operating loss carryforwards	381.0	437.5	491.8
Capital loss carryforwards	1.0	1.1	1.0
Inventories	37.2	40.2	34.5
Accruals and reserves	53.0	58.1	58.5
Intangibles including acquisition-related items	510.6	597.5	603.6
Capitalized research costs	312.3	186.7	100.3
Other	43.5	44.3	45.7
Gross deferred tax assets	1,476.8	1,501.8	1,472.1
Valuation allowance	(1,336.0)	(1,351.5)	(1,320.8)
Deferred tax assets	140.8	150.3	151.3
Gross deferred tax liabilities:
Acquisition-related items	(29.4)	(30.9)	(31.9)
Tax on unrepatriated earnings	(9.5)	(13.7)	(7.2)
Foreign branch taxes	(14.6)	(15.0)	(17.8)
Other	(16.5)	(17.7)	(17.6)
Deferred tax liabilities	(70.0)	(77.3)	(74.5)
Total net deferred tax assets	$70.8	$73.0	$76.8
As of June 29, 2024, the Company had federal, state and foreign tax net operating loss carryforwards of $1,450.7 million, $358.0 million and $429.6 million, respectively, and federal and state research tax credit carryforwards of $83.3 million and $54.7 million, respectively. The federal tax net operating loss carryforwards start to expire in fiscal 2025 and at various dates through 2038 if not utilized. The federal research credit carryforwards start to expire fiscal 2025 and at various dates through fiscal 2044 if not utilized. The state tax net operating loss carryforwards start to expire in fiscal 2025 and at various dates through 2044 if not utilized. The state research credit start to expire in fiscal 2025 but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
During fiscal 2024, the Company completed a series of planned internal transactions between subsidiaries within the group to optimize our ability to repatriate earnings back to the U.S. As a result of these transactions, the Company is able to reduce the amount of withholding tax that will be accrued on current and future earnings. The tax expense of these transactions was approximately $1.2 million.
During fiscal 2022, the Company completed a planned internal transaction moving certain of VIAVI’s intellectual properties out of a foreign jurisdiction where tax rates are scheduled to increase to the U.S. entity established in fiscal 2021 to own and manage VIAVI’s other intellectual properties. The Company recorded foreign tax expense of $13.2 million related to this transaction.
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $15.3 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the United States. The Company estimates that an additional $1.4 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The valuation allowance decreased by $15.5 million in fiscal 2024, increased by $30.7 million in fiscal 2023, and increased by $11.9 million in fiscal 2022. The decrease during fiscal 2024 was primarily due to the amortization of intangibles assets, utilization of federal net operating losses (NOLs) offset by an increase in the capitalization of federal research expenditures in the U.S. The increase during fiscal 2023 was primarily due to the increase in capitalization of federal research expenditures in the U.S. This includes the effects of the mandatory capitalization and amortization of R&D expenses incurred in fiscal 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act). The increase during fiscal 2022 was primarily due to the increase in capitalization of federal research expenditures in the U.S.
The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended June 29, 2024	$1,351.5	$132.7	$(148.2)	$1,336.0
Year Ended July 1, 2023	$1,320.8	$114.4	$(83.7)	$1,351.5
Year Ended July 2, 2022	$1,308.9	$101.7	$(89.8)	$1,320.8
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

A reconciliation of unrecognized tax benefits between July 3, 2021 and June 29, 2024 is as follows (in millions):

Balance at July 3, 2021	$59.1
Additions based on tax positions related to current year	0.4
Additions based on tax positions related to prior year	2.6
Reduction based on tax positions related to prior year	(2.6)
Reductions for lapse of statute of limitations	(6.1)
Balance at July 2, 2022	53.4
Additions based on tax positions related to current year	2.7
Addition based on tax positions related to prior year	0.1
Reduction based on tax positions related to prior year	(1.1)
Reductions for lapse of statute of limitations	(0.2)
Balance at July1, 2023	54.9
Additions based on tax positions related to current year	1.2
Addition based on tax positions related to prior year	0.5
Reduction based on tax positions related to prior year	(1.9)
Reductions for lapse of statute of limitations	(0.2)
Balance at June 29, 2024	$54.5

The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 29, 2024 are $13.2 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 29, 2024 are $37.6 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 29, 2024, July 1, 2023 and July 2, 2022 was approximately $3.8 million, $2.9 million, and $2.1 million, respectively. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 29, 2024:

Tax Jurisdictions	Tax Years
United States(1)	2005 and onward
Canada	2022 and onward
China	2019 and onward
France	2021 and onward
Germany	2018 and onward
Korea	2019 and onward
United Kingdom	2023 and onward
(1) Although the Company is generally subject to a three-year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022, the Board of Directors authorized a new stock repurchase plan (2022 Repurchase Plan) of up to $300 million effective October 1, 2022 which remains in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions.

During fiscal 2024, the Company repurchased 2.3 million shares of its common stock for $20.0 million under the 2022 Repurchase Plan. As of June 29, 2024, the Company had remaining authorization of $214.8 million for future share repurchases under the 2022 Repurchase Plan.
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except average price per share amounts):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Total number of shares repurchased	2.3	7.3	14.8
Average price per share	$8.70	$11.49	$15.91
Total purchase price	$20.0	$83.9	$235.5
Remaining authorization at end of period	$214.8	$234.8	$67.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2024, 2023 and 2022 have been canceled and retired.
On August 16, 2022, the Inflation Reduction Act of 2022 (IRA) was enacted into law. The Company evaluated the provisions of the new legislation, which included an excise tax on share repurchases. The IRA was effective as of January 1, 2023 and repurchase activity after that date resulted in an accrual of $0.3 million for excise tax recorded in Accrued expenses on the Consolidated Balance Sheets.
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
Stock Award Plans
The Company’s Amended and Restated 2003 Plan provides for the granting of stock options, stock appreciation rights (SARs), dividend equivalent rights, restricted stocks, restricted stock units, performance units and performance shares, the vesting of which may be time-based or upon satisfaction of performance criteria or other conditions.
As of June 29, 2024, the Company had 9.1 million shares subject to Full Value Awards (defined below) issued and outstanding and 13.1 million shares of common stock available for grant under the Amended and Restated 2003 Plan.
Employee Stock Purchase Plans
The Company’s ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of June 29, 2024, 6.8 million shares remained available for issuance. The ESPP as amended provides for a 15% discount with a look-back period of six months.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2024, 2023 and 2022 was as follows (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Cost of revenue	$4.9	$4.8	$5.2
Research and development	8.7	8.6	8.6
Selling, general and administrative	35.8	37.8	38.5
Total stock-based compensation expense	$49.4	$51.2	$52.3
Approximately $1.2 million of stock-based compensation expense was capitalized to inventory at June 29, 2024 and July 1, 2023.
Stock Option Activity
During fiscal 2024, 1.2 million of stock options were exercised all of which have been fully amortized and recognized since before June 29, 2019. There were no stock options outstanding as of June 29, 2024.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2024, the Company issued shares of 400,381 and 324,219 on January 31, 2024 and July 31, 2023, respectively, as part of the ESPP. As of June 29, 2024, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 29, 2024 and changes during fiscal years 2022, 2023 and 2024 are presented below (in millions, except Weighted-Average Grant Date Fair Value per share amounts):

	Full Value Awards
	Performance Shares(1)	Non-Performance Shares	Total Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested July 3, 2021	1.5	4.8	6.3	$13.98
Awards granted	0.4	2.4	2.8	$16.95
Awards vested	(0.4)	(2.2)	(2.6)	$13.38
Awards forfeited	(0.1)	(0.2)	(0.3)	$14.64
Non-vested July 2, 2022	1.4	4.8	6.2	$15.55
Awards granted	0.9	3.1	4.0	$14.35
Awards vested	(0.6)	(1.8)	(2.4)	$15.23
Awards forfeited	—	(0.3)	(0.3)	$14.78
Non-vested July 1, 2023	1.7	5.8	7.5	$15.06
Awards granted	1.2	3.6	4.8	$10.28
Awards vested	(0.5)	(2.2)	(2.7)	$14.96
Awards forfeited	(0.2)	(0.3)	(0.5)	$15.55
Non-vested June 29, 2024	2.2	6.9	9.1	$12.51
(1) Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2024, 2023 and 2022 was estimated to be $13.4 million, $11.4 million and $7.9 million, respectively, and was calculated using a Monte Carlo simulation. The Company did not grant any PSU awards in fiscal 2024, 2023 and 2022. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of June 29, 2024, $54.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over the remaining amortization period of 1.5 years.
Valuation Assumptions
The Company estimates the fair value of time-based RSU awards based on the closing market price of the Company’s common stock on the date of grant. In the case of PSUs that are performance-based awards without a market condition, the Company will estimate the fair value of the awards using a probability weighted model. In the case of MSUs or PSUs, that are performance-based awards and include a market condition, the Company will estimate the fair value of the awards using a combination of the closing market price of the Company’s common stock on the grant date and the Monte Carlo simulation model.The weighted-average assumptions used to measure fair value of performance-based awards with a market condition were as follows:

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Volatility of common stock	34.8%	31.2%	33.8%
Average volatility of peer companies	65.8%	62.1%	58.7%
Average correlation coefficient of peer companies	0.2305	0.3111	0.3442
Risk-free interest rate	4.9%	3.4%	0.2%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company did not issue stock option grants during the fiscal years ended June 29, 2024, July 1, 2023 and July 2, 2022. The Company estimates the fair value ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	June 29, 2024	July 1, 2023	July 2, 2022
Expected term (in years)	0.5	0.5	0.5
Expected volatility	29.8%	37.2%	24.3%
Risk-free interest rate	5.3%	3.8%	0.3%
Expected Term: The Company’s purchase right period is six months under the ESPP.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $23,000 in calendar year 2024 as set by the Internal Revenue Service.
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $5.3 million, $5.4 million and $5.1 million in fiscal 2024, 2023 and 2022, respectively.
Employee Defined Benefit Plans
The Company is responsible for a non-pension post-retirement benefit obligation assumed from a past acquisition, which is closed to new participants. As of June 29, 2024 and July 1, 2023, the liability balances related to the non-pension post-retirement benefit plan were $0.3 million and $0.4 million, respectively. The liability balances were included in Other non-current liabilities on the Consolidated Balance Sheets.
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed in a prior acquisition. Most of these pension plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 29, 2024, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments section below. No other required contributions are expected in fiscal 2025, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that VIAVI was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Company and its U.K. pension scheme trustee are reviewing this development and considering whether this decision has any implications for its U.K. plan.
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
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Service cost	$—	$—	$0.2
Interest cost	3.3	2.7	1.6
Expected return on plan assets	(1.9)	(1.7)	(1.7)
Recognized net actuarial losses (gains)	0.1	(0.1)	2.9
Net periodic benefit cost	$1.5	$0.9	$3.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s accumulated other comprehensive (loss) income includes unrealized net actuarial losses (gains). The amount of unrealized net actuarial loss (gain) expected to be recognized in net periodic benefit cost during fiscal 2025 is $0.2 million.
The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	June 29, 2024	July 1, 2023
Change in benefit obligation
Benefit obligation at beginning of year	$86.1	$95.5
Interest cost	3.3	2.7
Actuarial losses (gains)	1.5	(4.2)
Benefits paid	(6.1)	(5.6)
Foreign exchange impact	(1.1)	(2.3)
Benefit obligation at end of year	$83.7	$86.1
Change in plan assets
Fair value of plan assets at beginning of year	$31.1	$29.3
Actual return on plan assets	0.7	0.2
Employer contributions	6.5	5.6
Benefits paid	(6.1)	(5.6)
Foreign exchange impact	(0.2)	1.6
Fair value of plan assets at end of year	32.0	31.1
Funded status	(51.7)	(55.0)
Accumulated benefit obligation	$83.7	$86.1

	Pension Benefit Plans
	June 29, 2024	July 1, 2023
Amount recognized on the Consolidated Balance Sheets at end of year:
Non-current assets	$6.6	$5.6
Current liabilities	7.5	7.8
Non-current liabilities	50.8	52.8
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial (loss) gain	$(2.1)	$2.0
Amortization of accumulated net actuarial losses (gains)	0.1	(0.1)
Total recognized in other comprehensive (loss) income	$(2.0)	$1.9
During fiscal 2024, the Company contributed £1.0 million or approximately $1.3 million, while in fiscal 2023, the Company contributed £1.0 million or approximately $1.2 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.

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
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	June 29, 2024	July 1, 2023	July 2, 2022
Used to determine net periodic cost at end of year:
Discount rate	4.1%	4.1%	3.2%
Expected long-term return on plan assets	5.9%	5.9%	6.2%
Rate of pension increase	2.5%	2.5%	2.2%

Used to determine benefit obligation at end of year:
Discount rate	4.1%	4.1%	3.2%
Rate of pension increase	2.5%	2.5%	2.2%

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 29, 2024 (in millions):

				Fair value as of
				June 29, 2024
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Equity / Other	40%	$12.1	37.8%	$—	$12.1
Fixed income	60%	17.0	53.1%	—	17.0
Cash	—%	2.9	9.1%	2.9	—
Total assets		$32.0	100.0%	$2.9	$29.1
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of July 1, 2023 (in millions):

				Fair value as of
				July 1, 2023
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Equity / Other	60%	$18.4	59.2%	$—	$18.4
Fixed income	40%	10.0	32.1%	—	10.0
Cash	—%	2.7	8.7%	2.7	—
Total assets		$31.1	100.0%	$2.7	$28.4

The Company’s pension assets consist of multiple institutional funds (pension funds) of which the fair values are based on the quoted prices of the underlying funds. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Equity / Other consists of several funds that invest primarily in U.K. equities and other overseas equities as well as a small portion in liquid alternatives.
Fixed income consists of several funds that invest primarily in index-linked Gilts (over 5 year), sterling-denominated investment grade corporate bonds and overseas government bonds.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Future Benefit Payments
The following table reflects the expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at fiscal year end and include benefits attributable to estimated future compensation increases (in millions):

Fiscal Years
2025	$8.5
2026	6.0
2027	5.9
2028	5.2
2029	5.0
2030-2034	23.1
Note 18. Commitments and Contingencies
Royalty Payments
The Company is obligated to make future minimum royalty payments of $0.8 million measured as of June 29, 2024 for the use of certain licensed technologies.
Future minimum payments are expected to be paid through the third quarter of fiscal 2026, as follows (in millions):

Fiscal Years
2025	$0.6
2026	0.2
Total	$0.8
Purchase Obligations
Purchase obligations of $101.1 million as of June 29, 2024, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Although open purchase orders are considered enforceable and legally binding, the terms generally allow the option to cancel, reschedule and adjust the requirements based on the Company’s business needs prior to the delivery of goods or performance of services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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
As of June 29, 2024, $0.1 million was included in Other current liabilities, and $15.7 million was included in Other non-current liabilities on the Consolidated Balance Sheets. As of July 1, 2023, $0.2 million was included in Other current liabilities, and $15.8 million was included in Other non-current liabilities on the Consolidated Balance Sheets.
As of June 29, 2024, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

Fiscal Years
2025	$3.1
2026	3.1
2027	3.2
2028	2.7
2029	2.6
Thereafter	8.3
Total minimum leaseback payments	$23.0
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 29, 2024 and July 1, 2023.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Outstanding Standby Letters of Credit and Performance Bonds
As of June 29, 2024, the Company had standby letters of credit of $8.6 million, and other claims of $1.9 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2024 and 2023 (in millions):

	Year Ended
	June 29, 2024	July 1, 2023
Balance as of beginning of period	$9.0	$10.6
Provision for warranty	1.2	1.6
Utilization of reserve	(2.8)	(1.2)
Adjustments related to pre-existing warranties (including changes in estimates)	—	(2.0)
Balance as of end of period	$7.4	$9.0
Legal Proceedings
Tel-Instruments Electronics Corp. Settlement
In July 2023, the Court of Appeals in the State of Kansas affirmed a lower court decision in a case filed by Aeroflex Wichita (Aeroflex), a VIAVI subsidiary, against Tel-Instrument Electronics Corp. (TIC) and two of its employees with total damages of $7.3 million owed to VIAVI. The lower court case, filed by Aeroflex prior to the acquisition by VIAVI and affirmed by the Kansas Court of Appeals, awarded damages caused by tortious interference and improper use and disclosure of Aeroflex’s confidential and proprietary business information used by the defendants to win a competitive U.S. Army contract.
TIC did not file a petition to appeal the decision and acknowledged its obligation to pay damages in full. VIAVI subsequently received total payments of $7.3 million from TIC and the two former employees and recorded a gain to Interest and other income, net in the Consolidated Statements of Operations for the year ended June 29, 2024.
U.K. Pension Settlement
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries which the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from £5.7 million to £8.4 million. The Company determined the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies.
The Company pursued an appeal of the court decision. In March 2018, the appellate court affirmed the decision of the lower court. The Company pursued a motion for summary judgement on the deed of rectification claim. As of July 2, 2022, the related accrued pension liability of £5.4 million or $6.5 million was included in pension and post-employment benefits within Other non-current liabilities on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In September 2022, the Company received a favorable court decision, which removed completely and definitively the obligation to fund the increased pension benefit with retrospective effect to 1999. As a result of the judgment, and in accordance with authoritative guidance on contingencies, the Company reversed the liability and recorded a gain (reduction to SG&A expense in the Consolidated Statements of Operations) of £5.7 million or $6.7 million during fiscal 2023.
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
The Company’s reportable segments are:
(i) Network Enablement:
NE provides an integrated portfolio of testing solutions that access the network to perform build-out and maintenance tasks. These solutions include instruments, software and services to design, build, turn-up, certify, troubleshoot and optimize networks. NE also offers a range of product support and professional services such as repair, calibration, software support and technical assistance for its products. NE’s avionics products provide test and measuring solutions for aviation, aerospace, government, defense, communications and public safety.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended June 29, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items(1)	Consolidated GAAP Measures
Product revenue	$499.1	$37.3	$536.4	$298.4	$—	$834.8
Service revenue	116.6	49.0	165.6	—	—	165.6
Net revenue	$615.7	$86.3	$702.0	$298.4	$—	$1,000.4

Gross profit	$382.3	$57.3	$439.6	$154.9	$(18.6)	$575.9
Gross margin	62.1%	66.4%	62.6%	51.9%		57.6%

Operating income			$8.0	$107.0	$(94.2)	$20.8
Operating margin			1.1%	35.9%		2.1%

	Year Ended July 1, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items(1)	Consolidated GAAP Measures
Product revenue	$588.1	$43.2	$631.3	$304.8	$—	$936.1
Service revenue	119.1	50.8	169.9	0.1	—	170.0
Net revenue	$707.2	$94.0	$801.2	$304.9	$—	$1,106.1

Gross profit	$447.6	$62.6	$510.2	$158.6	$(30.0)	$638.8
Gross margin	63.3%	66.6%	63.7%	52.0%		57.8%

Operating income			$61.2	$111.3	$(90.1)	$82.4
Operating margin			7.6%	36.5%		7.4%

	Year Ended July 2, 2022
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items(1)	Consolidated GAAP Measures
Product revenue	$745.1	$47.6	$792.7	$342.8	$—	$1,135.5
Service revenue	110.6	45.8	156.4	0.5	—	156.9
Net revenue	$855.7	$93.4	$949.1	$343.3	$—	$1,292.4

Gross profit	$550.8	$64.3	$615.1	$193.6	$(35.2)	$773.5
Gross margin	64.4%	68.8%	64.8%	56.4%		59.8%

Operating income			$147.8	$139.0	$(101.8)	$185.0
Operating margin			15.6%	40.5%		14.3%
(1) See below tables for details of reconciling items impacting gross profit and operating income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	June 29, 2024	July 1, 2023	July 2, 2022
Corporate reconciling items impacting gross profit:
Total segment gross profit	$594.5	$668.8	$808.7
Stock-based compensation	(4.9)	(4.8)	(5.2)
Amortization of intangibles	(13.8)	(24.6)	(30.0)
Other benefits (charges) unrelated to core operating performance(1)	0.1	(0.6)	—
Total reconciling items	(18.6)	(30.0)	(35.2)
GAAP gross profit	$575.9	$638.8	$773.5

Corporate reconciling items impacting operating income:
Total segment operating income	$115.0	$172.5	$286.8
Stock-based compensation	(49.4)	(51.2)	(52.3)
Amortization of intangibles	(20.1)	(33.3)	(39.7)
Change in fair value of contingent liability	9.5	4.6	(0.3)
Other (charges) benefits unrelated to core operating performance(1)	(20.6)	1.9	(9.6)
Restructuring and related (charges) benefits	(13.6)	(12.1)	0.1
Total reconciling items	(94.2)	(90.1)	(101.8)
GAAP operating income	$20.8	$82.4	$185.0
(1) For the year ended June 29, 2024, Other charges (benefits) unrelated to core operating performance consisted of $18.1 million of certain acquisition and integration related charges and $2.5 million of net losses primarily related to long-lived assets. For the year ended July 1, 2023, Other charges (benefits) unrelated to core operating performance consisted of a $6.7 million gain on litigation settlement, offset by $2.5 million of certain acquisition and integration related charges and $2.3 million of net losses primarily related to long-lived assets. For the year ended July 2, 2022, Other charges (benefits) unrelated to core operating performance consisted of $5.1 million of certain acquisition and integration related charges and $4.5 million of net losses primarily related to long-lived assets.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the years ended June 29, 2024, July 1, 2023 and July 2, 2022 (in millions):

	Years Ended
	June 29, 2024			July 1, 2023			July 2, 2022
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$265.0	$60.4	$325.4	$303.5	$59.4	$362.9	$332.5	$56.4	$388.9
Other Americas	50.3	15.0	65.3	60.3	14.9	75.2	82.2	14.6	96.8
Total Americas	$315.3	$75.4	$390.7	$363.8	$74.3	$438.1	$414.7	$71.0	$485.7

Asia-Pacific:
Greater China	$188.1	$5.9	$194.0	$203.5	$7.4	$210.9	$247.5	$8.9	$256.4
Other Asia	126.5	26.0	152.5	140.2	26.4	166.6	185.2	20.1	205.3
Total Asia-Pacific	$314.6	$31.9	$346.5	$343.7	$33.8	$377.5	$432.7	$29.0	$461.7

EMEA:	$204.9	$58.3	$263.2	$228.6	$61.9	$290.5	$288.1	$56.9	$345.0

Total net revenue	$834.8	$165.6	$1,000.4	$936.1	$170.0	$1,106.1	$1,135.5	$156.9	$1,292.4

One customer of the Company generated $154.1 million, $157.7 million and $178.4 million of net revenue, which represented more than 10% of total net revenue, during fiscal 2024, 2023 and 2022, respectively.

Property, plant and equipment, net was identified based on the operations in the corresponding geographic areas (in millions):

	Years Ended
	June 29, 2024	July 1, 2023
United States	$165.0	$166.9
Other Americas	1.1	1.3
China	24.1	33.6
Other Asia-Pacific	5.1	4.0
United Kingdom	20.3	24.6
Other EMEA	12.6	12.6
Total property, plant and equipment, net	$228.2	$243.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Government Assistance
VALOR Grant
In the third quarter of fiscal 2024, the U.S. National Telecommunications and Information Administration (NTIA) awarded VIAVI a grant from the Public Wireless Supply Chain Innovation Fund. The grant is expected to provide approximately $21.7 million in funding over a three-year performance period for the VIAVI Automated Lab-as-a-Service for Open RAN (VALOR). During the three-year performance period, VIAVI will be required to spend $5.8 million, consisting of $4.0 million for software license fees and $1.8 million for management/administrative fees to operate the lab.
The Company recorded $1.6 million in the form of R&D credits in the Consolidated Statements of Operations during fiscal 2024 under the VALOR Grant. In addition, funding of $1.3 million offset the carrying value of lab equipment purchased as of June 29, 2024. For the year ended June 29, 2024, we received cash reimbursement of $0.3 million and had pending receipts of $2.6 million included in Prepayments and other current assets on the Consolidated Balance Sheets.
Other Government Assistance
The Company recorded approximately $5.3 million in the form of R&D credits for other government assistance in the Consolidated Statements of Operations during fiscal 2024. As of June 29, 2024, the Company had pending receipts of approximately $6.9 million related to other government assistance included in Prepayments and other current assets on the Consolidated Balance Sheets.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROL AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 29, 2024.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 29, 2024.
The effectiveness of the Company’s internal control over financial reporting as of June 29, 2024 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 29, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
On May 14, 2024, Ralph Rondinone, Senior Vice President, Global Operations of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares of common stock. Mr. Rondinone’s plan begins on May 14, 2024, and expires when all of the shares are sold or on February 6, 2026, whichever occurs first. The earliest date that sales could occur under this plan is August 13, 2024.
On May 15, 2024, Masood Jabbar, Director of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of up to 120,000 shares of common stock. Mr Jabbar’s plan begins on May 15, 2024, and expires when all of the shares are sold or on January 21, 2025, whichever occurs first. The earliest date that sales could occur under this plan is August 14, 2024.
None of VIAVI’s other directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 29, 2024.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal 1: Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2024 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 29, 2024.
Information regarding the Company’s policies, procedures and practices related to insider trading and the Audit Committee of the Company’s Board of Directors required by this Item is incorporated by reference to the section entitled “Corporate Governance” in the Proxy Statement. The Company’s Insider Trading Policy is filed as Exhibit 19.1 hereto.
Information regarding the Company’s executive officers required by this Item is incorporated by reference to the section entitled “Executive Officers” in the Proxy Statement.
With regard to the information required by this item regarding the compliance with Section 16(a) of the Exchange Act, we will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement under a section entitled “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Proposal 1: Election of Directors—Director Compensation,” “Corporate Governance—Board Oversight of Risk,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.
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
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the sections entitled “Certain Related Party Transactions,” and “Corporate Governance—Director Independence” in the Proxy Statement.
ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES
Information required by this item is incorporated by reference to the section entitled “Proposal 2: Ratification of Independent Auditors—Audit and Non-Audit Fees” in the Proxy Statement.

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
(3)Exhibits:
See Item 15(b)

(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
2.1	Separation and Distribution Agreement, dated as of July 31, 2015, by and among JDS Uniphase Corporation, Lumentum Holdings Inc. and Lumentum Operations LLC	8-K	2.3	8/5/2015
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.1	2/16/2024
4.1	Indenture, dated as of March 6, 2023, by and between Viavi Solutions Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	3/7/2023
4.2	Form of 1.625% Senior Convertible Notes due 2026	8-K	4.2 (Incl. in 4.1)	3/7/2023
4.3	Indenture, dated as of September 29, 2021, by and between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
4.4	Form of 3.750% Senior Notes due 2029	8-K	4.2 (Inc. in 4.1)	9/29/2021
4.5	Description of Securities	10-K	4.6	8/24/2020
10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Viavi Solutions Inc. Employee Stock Purchase Plan (Restated as of November 8, 2023)	10-Q	10.2	2/2/2024
10.3+	Form of Indemnification Agreement	8-K	10.9	4/20/2015

10.4+	Viavi Solutions Inc. 2003 Equity Incentive Plan (Restated as of November 8, 2023)	10-Q	10.1	2/2/2024
10.5+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement	8-K	10.3	6/20/2020
10.6	Tax Matters Agreement, dated as of July 31, 2015, by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.7+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.8+	2003 Equity Incentive Plan Form of Restricted Stock Unit Award Agreement	8-K	10.2	6/22/2020
10.9	Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
10.10+	Viavi Solutions Inc. Section 16 Officer Incentive Plan	10-Q	10.1	5/3/2023
10.11+	Employment Agreement between Ilan Daskal and Viavi Solutions Inc., effective as of November 7, 2023	10-Q	10.4	2/2/2024
10.12+	Non-Employee Director Compensation Policy, dated as of November 8, 2023	10-Q	10.5	2/2/2024
19.1	Viavi Solutions Inc. Insider Trading Policy				X
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Viavi Solutions Inc. Compensation Recovery Policy				X
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2024	VIAVI SOLUTIONS INC.

	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 15, 2024
Oleg Khaykin	(Principal Executive Officer)

/s/ ILAN DASKAL	Executive Vice President and Chief Financial Officer	August 15, 2024
Ilan Daskal	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 15, 2024
Richard Belluzzo

/s/ KEITH BARNES	Director	August 15, 2024
Keith Barnes

/s/ LAURA BLACK	Director	August 15, 2024
Laura Black

/s/ TOR BRAHAM	Director	August 15, 2024
Tor Braham

/s/ DONALD COLVIN	Director	August 15, 2024
Donald Colvin

/s/ DOUGLAS GILSTRAP	Director	August 15, 2024
Douglas Gilstrap

/s/ MASOOD JABBAR	Director	August 15, 2024
Masood Jabbar

/s/ JOANNE SOLOMON	Director	August 15, 2024
Joanne Solomon