Form 10-Q
period 2024-09-28
VIAVI SOLUTIONS INC.
filed 2024-11-01
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 26, 2024, the Registrant had 221,813,229 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Revenues:
Product revenue	$197.5	$205.6
Service revenue	40.7	42.3
Total net revenue	238.2	247.9
Cost of revenues:
Product cost of revenue	81.9	78.2
Service cost of revenue	16.9	21.8
Amortization of acquired technologies	3.3	3.5
Total cost of revenues	102.1	103.5
Gross profit	136.1	144.4
Operating expenses:
Research and development	49.4	49.9
Selling, general and administrative	74.1	77.2
Amortization of other intangibles	1.1	2.1
Restructuring and related benefits	—	(0.8)
Total operating expenses	124.6	128.4
Income from operations	11.5	16.0
Interest and other income, net	3.2	10.2
Interest expense	(7.5)	(7.8)
Income before income taxes	7.2	18.4
Provision for income taxes	9.0	8.6
Net (loss) income	$(1.8)	$9.8

Net (loss) income per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

Shares used in per share calculations:
Basic	222.0	222.0
Diluted	222.0	224.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
Net (loss) income	$(1.8)	$9.8
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	30.3	(20.4)
Amortization of net actuarial losses (gains) and other pension adjustments	0.1	(0.1)
Net change in accumulated other comprehensive loss	30.4	(20.5)
Comprehensive income (loss)	$28.6	$(10.7)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	September 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$467.9	$471.3
Short-term investments	25.2	19.9
Restricted cash	4.8	5.0
Accounts receivable, net	203.1	213.1
Inventories, net	93.2	96.5
Prepayments and other current assets	69.8	70.7
Total current assets	864.0	876.5
Property, plant and equipment, net	230.5	228.2
Goodwill, net	461.2	452.9
Intangibles, net	34.0	38.2
Deferred income taxes	86.1	82.5
Other non-current assets	61.8	58.0
Total assets	$1,737.6	$1,736.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$47.4	$50.4
Accrued payroll and related expenses	44.4	48.2
Deferred revenue	63.7	65.7
Accrued expenses	23.8	25.3
Other current liabilities	53.5	57.5
Total current liabilities	232.8	247.1
Long-term debt	637.6	636.0
Other non-current liabilities	165.1	171.6
Total liabilities	1,035.5	1,054.7
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at September 28, 2024 and June 29, 2024	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at September 28, 2024 and June 29, 2024, issued and outstanding	0.2	0.2
Additional paid-in capital	70,480.2	70,471.9
Accumulated deficit	(69,664.7)	(69,646.5)
Accumulated other comprehensive loss	(113.6)	(144.0)
Total stockholders’ equity	702.1	681.6
Total liabilities and stockholders’ equity	$1,737.6	$1,736.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 28, 2024	September 30, 2023
OPERATING ACTIVITIES:
Net (loss) income	$(1.8)	$9.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	9.7	9.8
Amortization of acquired technologies and other intangibles	4.4	5.6
Stock-based compensation	12.7	11.2
Amortization of debt issuance costs	1.8	1.9
Net change in fair value of contingent liabilities	(3.5)	(1.4)
Deferred taxes, net	(4.7)	1.2
Restructuring	—	(0.8)
Other	(0.2)	0.2
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	13.2	38.0
Inventories	2.9	(0.3)
Other current and non-currents assets	(2.4)	3.9
Accounts payable	(4.0)	(7.6)
Income taxes payable	2.6	(0.6)
Deferred revenue, current and non-current	(4.6)	(10.1)
Accrued payroll and related expenses	(5.1)	(9.1)
Accrued expenses and other current and non-current liabilities	(7.5)	(1.4)
Net cash provided by operating activities	$13.5	$50.3
INVESTING ACTIVITIES:
Purchases of short-term investments	$(43.3)	$(52.3)
Maturities of short-term investments	38.6	45.8
Capital expenditures	(7.3)	(6.7)
Proceeds from the sale of assets	3.5	0.6
Other investing activities	(3.0)	—
Net cash used in investing activities	$(11.5)	$(12.6)
FINANCING ACTIVITIES:
Repurchase and retirement of common stock	$(16.4)	$(10.0)
Withholding tax payment on vesting of restricted stock and performance- based awards	(7.3)	(9.1)
Proceeds from employee stock purchase plan	2.7	3.0
Net cash used in financing activities	$(21.0)	$(16.1)
Effect of exchange rates on cash, cash equivalents and restricted cash	$15.3	$(9.3)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3.7)	12.3
Cash, cash equivalents and restricted cash at the beginning of the period (1)	481.8	515.6
Cash, cash equivalents and restricted cash at the end of the period (2)	$478.1	$527.9
(1)These amounts include both current and non-current balances of restricted cash totaling $10.5 million and $9.1 million as of June 29, 2024 and July 1, 2023, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $10.2 million and $7.3 million as of September 28, 2024 and September 30, 2023, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net loss	—	—	—	(1.8)	—	(1.8)
Other comprehensive income	—	—	—	—	30.4	30.4
Shares issued under employee stock plans, net of tax	1.9	—	(4.7)	—	—	(4.7)
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at September 28, 2024	221.8	$0.2	$70,480.2	$(69,664.7)	$(113.6)	$702.1

Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net income	—	—	—	9.8	—	9.8
Other comprehensive loss	—	—	—	—	(20.5)	(20.5)
Shares issued under employee stock plans, net of tax	1.9	—	(6.1)	—	—	(6.1)
Stock-based compensation	—	—	11.2	—	—	11.2
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at September 30, 2023	222.4	$0.2	$70,432.4	$(69,600.9)	$(156.5)	$675.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three months ended September 28, 2024 and September 30, 2023 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2024.
There have been no material changes to the Company’s accounting policies during the three months ended September 28, 2024 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2024 on Form 10-K, filed with the SEC on August 16, 2024.
The Consolidated Balance Sheet as of June 29, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 28, 2024 and September 30, 2023 may not be indicative of results for the fiscal year ending June 28, 2025 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2025 is a 52-week year ending on June 28, 2025. The Company’s fiscal 2024 was a 52-week year ending on June 29, 2024.
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
Accounting Standards Issued But Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early and retrospective adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended
	September 28, 2024	September 30, 2023
Numerator:
Net (loss) income	$(1.8)	$9.8
Denominator:
Weighted-average shares outstanding:
Basic	222.0	222.0
Effect of dilutive securities from stock-based compensation plans	—	2.2
Diluted	222.0	224.2

Net (loss) income per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 28, 2024 (1)	September 30, 2023 (1)(2)
Restricted stock units	2.5	0.5
(1)The Company’s 1.625% Senior Convertible Notes due 2026 (2026 Notes) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.19 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 11. Debt” for more details.
(2)The Company’s 1.00% Senior Convertible Notes due 2024 (2024 Notes) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.22 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 11. Debt” for more details.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended September 28, 2024, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2024	$(5.3)	$(131.4)	$(7.3)	$(144.0)
Other comprehensive income before reclassification	—	30.3	—	30.3
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.1	0.1
Net current-period other comprehensive income	—	30.3	0.1	30.4
Ending balance as of September 28, 2024	$(5.3)	$(101.1)	$(7.2)	$(113.6)
(1)The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, Research and development (R&D) and Selling, general and administrative (SG&A) in the Consolidated Statements of Operations, net of reclassification adjustments, for the three months ended September 28, 2024. There was no tax impact for the three months ended September 28, 2024. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

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
The total purchase consideration included approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million for which future cash payments are dependent on the achievement of certain operational and revenue targets over the course of a three-year period beginning in January 2023. The cash consideration paid at closing included escrow payments of $5.0 million for indemnity holdback and $2.0 million subject to final cash and net working capital adjustments. The acquisition has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. In connection with this acquisition, the Company recorded approximately $48.3 million of goodwill and $30.6 million of developed technology and other intangibles. The acquired developed technology and other intangible assets are being amortized over their estimated useful lives ranging from one to six years. Acquisition-related costs incurred were approximately $0.8 million and have been recorded within SG&A expense in the Consolidated Statements of Operations in fiscal year 2023.
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
Other Acquisitions

On March 29, 2023, April 21, 2023 and June 8, 2023, the Company completed acquisitions accounted for as asset purchases consisting of an aggregate cash paid at closing of $2.9 million and $0.2 million of indemnity holdback. In connection with these acquisitions, the Company recorded developed technology intangibles of $2.5 million which are being amortized over their estimated useful life of 5 years.

On July 18, 2022, the Company completed an acquisition accounted for as a business combination consisting of cash paid at closing of $17.5 million and $2.0 million of indemnity holdback. In connection with this acquisition, the Company recorded approximately $11.2 million of goodwill, $5.1 million of developed technology and $1.8 million of deferred tax liability. The acquired developed technology asset is being amortized over its estimated useful life of 4 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Beginning period balance	$9.5	$19.7
Fair value adjustment of earn-out liabilities	(3.5)	(1.4)
Ending period balance	$6.0	$18.3

Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of September 28, 2024, and June 29, 2024, the Company had total unbilled receivables of $14.4 million and $16.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

September 28, 2024
Three Months Ended
Deferred revenue:
Balance at beginning of period	$91.4
Revenue deferrals for new contracts (1)	24.9
Revenue recognized during the period (2)	(27.5)
Balance at end of period	$88.8

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
The value of the transaction price allocated to remaining performance obligations as of September 28, 2024, was $258.9 million. The Company expects to recognize approximately 89% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 29, 2024	Charged to Costs and Expenses	Deductions (1)	September 28, 2024
Allowance for credit losses	$1.6	$0.1	$(0.3)	$1.4
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	September 28, 2024	June 29, 2024
Finished goods	$45.2	$44.6
Work in process	12.9	15.4
Raw materials	35.1	36.5
Inventories, net	$93.2	$96.5
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	September 28, 2024	June 29, 2024
Refundable income taxes	$29.6	$28.5
Prepayments	17.0	18.5
Advances to contract manufacturers	4.7	5.7
Transaction tax receivables	2.1	3.3
Fair value of forward contracts	4.9	1.7
Asset held for sale	—	2.5
Other current assets	11.5	10.5
Prepayments and other current assets	$69.8	$70.7
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	September 28, 2024	June 29, 2024
Operating right-of-use (ROU) assets	$35.4	$35.8
Long-term restricted cash	5.4	5.5
Long-term investment (Note 7)	3.0	—
Deposits	2.5	2.4
Deferred contract cost	2.4	2.5
Debt issuance cost - Revolving Credit Facility	1.8	1.9
Other non-current assets	11.3	9.9
Other non-current assets	$61.8	$58.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	September 28, 2024	June 29, 2024
Operating lease liabilities	$9.7	$9.8
Interest payable	7.9	5.1
Income tax payable	6.4	5.3
Restructuring accrual	5.7	14.1
Transaction tax payable	4.5	4.0
Warranty accrual	4.0	3.4
Fair value of forward contracts	3.3	1.5
Other current liabilities	12.0	14.3
Other current liabilities	$53.5	$57.5
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	September 28, 2024	June 29, 2024
Pension and post-employment benefits	$53.5	$51.2
Operating lease liabilities	25.6	25.7
Long-term deferred revenue	25.1	25.7
Uncertain tax position	17.3	17.0
Financing obligation	15.7	15.7
Deferred tax liability	7.5	11.7
Fair value of contingent consideration (Note 5)	6.0	9.5
Asset retirement obligations	3.1	3.0
Warranty accrual	3.0	4.0
Restructuring accrual	1.1	0.8
Other non-current liabilities	7.2	7.3
Other non-current liabilities	$165.1	$171.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of September 28, 2024, the Company’s short-term investments of $25.2 million were comprised of 30-day term deposits of $23.6 million and trading securities related to the deferred compensation plan of $1.6 million, of which $1.4 million was invested in equity securities, $0.1 million was invested in money market instruments and $0.1 million was invested in debt securities.
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
Strategic Investment
During the first fiscal quarter of 2025, the Company invested $3.0 million in a non-marketable equity security in a privately held company. The investment is included in Other non-current assets on our Consolidated Balance Sheets and is classified as Level 3 within the fair value hierarchy.
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three months ended September 28, 2024.
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
As of September 28, 2024, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $4.9 million and $3.3 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 29, 2024, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 28, 2024 and June 29, 2024, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $91.2 million and $81.9 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $23.9 million and $26.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $1.4 million for the three months ended September 28, 2024 and a loss of $3.6 million for the three months ended September 30, 2023, respectively.

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
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 assets consist of an investment in a non-marketable equity security in a privately held company. We measure the non-marketable equity security under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. The Company’s Level 3 liabilities consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the risk-adjusted discount rate, gross profit volatility, and projected financial forecast of acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as a component of SG&A expense in the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	September 28, 2024				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities (1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds (2)	289.4	289.4	—	—	295.3	295.3	—	—
Trading securities (3)	1.6	1.6	—	—	1.5	1.5	—	—
Foreign currency forward contracts (4)	4.9	—	4.9	—	1.7	—	1.7	—
Non-marketable equity security (5)	3.0	—	—	3.0	—	—	—	—
Total assets	$299.2	$291.0	$5.2	$3.0	$298.8	$296.8	$2.0	$—

Liabilities:
Foreign currency forward contracts (6)	$3.3	$—	$3.3	$—	$1.5	$—	$1.5	$—
Contingent consideration (7)	6.0	—	—	6.0	9.5	—	—	9.5
Total liabilities	$9.3	$—	$3.3	$6.0	$11.0	$—	$1.5	$9.5
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of September 28, 2024, $281.0 million in Cash and cash equivalents, $4.7 million in Restricted cash and $3.7 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 29, 2024, $286.7 million in Cash and cash equivalents, $4.9 million in Restricted cash and $3.7 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other non-current assets on the Consolidated Balance Sheets.
(6)Included in Other current liabilities on the Consolidated Balance Sheets.
(7)Included in Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes) and 1.625% Senior Convertible Notes (2026 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	September 28, 2024				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$363.7	$—	$363.7	$—	$338.9	$—	$338.9	$—
1.625% Senior Convertible Notes	248.5	—	248.5	—	238.1	—	238.1	—
Total	$612.2	$—	$612.2	$—	$577.0	$—	$577.0	$—

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2024	$398.1	$12.6	$42.2	$452.9
Currency translation	8.0	0.3	—	8.3
Balance as of September 28, 2024	$406.1	$12.9	$42.2	$461.2
The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2024, the Company performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances which triggered an impairment review during the three months ended September 28, 2024.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of September 28, 2024 and June 29, 2024 (in millions):

As of September 28, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$438.3	$(407.2)	$31.1
Customer relationships	198.1	(195.2)	2.9
Other (1)	37.7	(37.7)	—
Total intangibles	$674.1	$(640.1)	$34.0

As of June 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$436.2	$(401.9)	$34.3
Customer relationships	194.8	(191.0)	3.8
Other (1)	36.7	(36.6)	0.1
Total intangibles	$667.7	$(629.5)	$38.2
(1)Other intangibles consist primarily of patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Cost of revenues	$3.3	$3.5
Operating expenses	1.1	2.1
Total amortization of intangible assets	$4.4	$5.6
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 28, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$11.5
2026	11.4
2027	7.5
2028	3.0
2029	0.6
Total amortization	$34.0
The acquired developed technology, customer relationships and other intangibles balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of September 28, 2024 and June 29, 2024, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	September 28, 2024	June 29, 2024
Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(4.4)	(4.6)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(6.9)	(8.1)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(1.1)	(1.3)
Long-term debt	$637.6	$636.0
The Company was in compliance with all debt covenants as of September 28, 2024 and June 29, 2024.

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
The proceeds of the Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million, as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized to interest expense using the straight-line method until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of September 28, 2024, the expected remaining term of the 2026 Notes is 1.5 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of September 28, 2024, the expected remaining term of the 2029 Notes is 5.0 years.
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
During fiscal 2022, the Company entered into separate privately-negotiated agreements with certain holders of the 2023 Notes, settling $156.9 million principal in exchange for an aggregate of 2.0 million shares of its common stock, par value $0.001 per share, and $168.5 million in cash. On June 1, 2023, the remaining 2023 Notes principal of $68.1 million was retired upon maturity.

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
During fiscal 2022, the Company entered into separate privately-negotiated agreements with certain holders of the 2024 Notes, settling $236.1 million principal in exchange for an aggregate of 8.6 million shares of its common stock, par value $0.001 per share, and $178.8 million in cash. During fiscal 2023 the Exchange Transaction resulted in the reduction of $127.5 million principal of the 2024 Notes. On March 1, 2024, the Company converted two notes at the request of the respective note-holders and retired the remaining 2024 Notes principal of $96.4 million upon maturity.
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

As of September 28, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $143.7 million, net of outstanding standby letters of credit of $4.2 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Interest expense-contractual interest	$4.8	$5.0
Amortization of debt issuance cost	0.6	0.7
Accretion of debt discount	1.2	1.2
Other	0.9	0.9
Total interest expense	$7.5	$7.8

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Operating lease costs (1)	$3.3	$3.3

Cash paid for amounts included in the measurement of operating lease liabilities	$4.7	$4.6
Operating ROU assets obtained in exchange for operating lease obligations	$1.7	$0.9

Weighted-average remaining lease term	6.1 years	6.7 years
Weighted-average discount rate	5.7%	4.8%
(1)Total variable lease costs were immaterial during the three months ended September 28, 2024 and September 30, 2023. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of September 28, 2024 are as follows (in millions):

Operating Leases
Remainder of 2025	$7.6
Fiscal 2026	9.9
Fiscal 2027	7.6
Fiscal 2028	5.3
Fiscal 2029	3.4
Thereafter	8.8
Total lease payments	42.6
Less: Interest	(7.3)
Present value of lease liabilities	$35.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 6% of its global workforce to be affected. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of fiscal 2025.
Fiscal 2023 Plan
The restructuring and workforce reduction plan initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 29, 2024	Restructuring and related charges (benefits)	Non-cash settlements and other adjustments (1)	Cash settlements	Balance as of September 28, 2024
Fiscal 2024 Plan
NSE/Corp	$13.4	$0.1	$0.3	$(7.6)	$6.2
OSP	1.2	0.1	—	(0.7)	0.6
Fiscal 2024 Plan	14.6	0.2	0.3	(8.3)	6.8
Fiscal 2023 Plan
NSE	0.3	(0.2)	—	(0.1)	—
Fiscal 2023 Plan	0.3	(0.2)	—	(0.1)	—
Total (2)	$14.9	$—	$0.3	$(8.4)	$6.8
(1)Includes currency translation adjustments.
(2)Includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets as of September 28, 2024 and June 29, 2024.
Note 14. Income Taxes
The Company recorded an income tax provision of $9.0 million and $8.6 million for the three months ended September 28, 2024 and September 30, 2023, respectively.
The income tax provision for the three months ended September 28, 2024 and September 30, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 28, 2024 and June 29, 2024, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $50.8 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $4.0 million accrued for the payment of interest and penalties as of September 28, 2024. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
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
During the three months ended September 28, 2024, the Company repurchased 2.0 million shares of its common stock for $16.4 million under the 2022 Repurchase Plan. As of September 28, 2024, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
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
During the three months ended September 28, 2024 and September 30, 2023, the Company granted 4.2 million and 2.9 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended September 28, 2024 and September 30, 2023 were estimated to be $35.3 million and $30.0 million, respectively.
During the three months ended September 28, 2024 and September 30, 2023, the Company granted 1.5 million and 0.8 million performance-based awards, respectively. There were no performance-based shares attained over target during the three months ended September 28, 2024 and September 30, 2023. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 28, 2024 and September 30, 2023 were estimated to be $15.1 million and $9.7 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of September 28, 2024, $90.9 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 28, 2024 and September 30, 2023, is as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Cost of revenues	$1.2	$1.2
Research and development	2.1	2.1
Selling, general and administrative	9.4	7.9
Total stock-based compensation expense	$12.7	$11.2
Approximately $1.2 million of stock-based compensation was capitalized to inventory as of September 28, 2024 and September 30, 2023.
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
As of September 28, 2024, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 28, 2024, the Company contributed $0.3 million to the U.K. plan and $0.9 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Interest cost	$0.8	$0.9
Expected return on plan assets	(0.4)	(0.5)
Amortization of net actuarial losses (gains)	0.1	(0.1)
Net periodic benefit cost	$0.5	$0.3
Both the calculation of the projected benefit obligation and net periodic cost are based upon actuarial valuations. These valuations use participant-specific information such as salary, age, years of service, and assumptions about interest rates, compensation increases and other factors. At a minimum, the Company evaluates these assumptions annually and makes changes as necessary.
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $9.3 million related to its defined benefit pension plans during fiscal 2025 to make current benefit payments and fund future obligations. As of September 28, 2024, approximately $1.2 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2024.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of September 28, 2024, the Company had standby letters of credit of $8.3 million and performance bonds and other claims of $1.9 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023
Balance as of beginning of period	$7.5	$9.0
Provision for warranty	0.2	0.4
Utilization of reserve	(0.7)	(0.8)
Adjustments to pre-existing warranties (includes changes in estimates)	—	0.2
Balance as of end of period	$7.0	$8.8
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
The following tables present information on the Company’s reportable segments for the three months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended September 28, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$112.6	$6.1	$118.7	$78.8	$—	$197.5
Service revenue	29.0	11.7	40.7	—	—	40.7
Net revenue	$141.6	$17.8	$159.4	$78.8	$—	$238.2

Gross profit	$86.3	$10.8	$97.1	$43.6	$(4.6)	$136.1
Gross margin	60.9%	60.7%	60.9%	55.3%		57.1%

Operating (loss) income			$(7.3)	$31.2	$(12.4)	$11.5
Operating margin			(4.6)%	39.6%		4.8%

	Three Months Ended September 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$120.4	$7.7	$128.1	$77.5	$—	$205.6
Service revenue	29.6	12.7	42.3	—	—	42.3
Net revenue	$150.0	$20.4	$170.4	$77.5	$—	$247.9

Gross profit	$94.6	$13.7	$108.3	$40.7	$(4.6)	$144.4
Gross margin	63.1%	67.2%	63.6%	52.5%		58.2%

Operating income			$1.5	$29.3	$(14.8)	$16.0
Operating margin			0.9%	37.8%		6.5%
(1)See below table for details of reconciling items impacting gross profit and operating income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	September 28, 2024	September 30, 2023
Corporate reconciling items impacting gross profit:
Total segment gross profit	$140.7	$149.0
Stock-based compensation	(1.2)	(1.2)
Amortization of intangibles	(3.3)	(3.5)
Other (charges) benefits unrelated to core operating performance (1)	(0.1)	0.1
Total reconciling items	(4.6)	(4.6)
GAAP gross profit	$136.1	$144.4

Corporate reconciling items impacting operating income:
Total segment operating income	$23.9	$30.8
Stock-based compensation	(12.7)	(11.2)
Amortization of intangibles	(4.4)	(5.6)
Change in fair value of contingent liability	3.5	1.4
Acquisition and integration related charges	(0.6)	—
Other benefits (charges) unrelated to core operating performance (1)(2)	0.5	(0.2)
Litigation settlement	1.3	—
Restructuring and related benefits	—	0.8
Total reconciling items	(12.4)	(14.8)
GAAP operating income from continuing operations	$11.5	$16.0
(1)Other items include (charges) benefits unrelated to core operating performance primarily consisting of transformational initiatives such as site consolidations, intangible impairment and gain or loss on disposal of long-lived assets.
(2)Included in the three months ended September 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended September 28, 2024 and September 30, 2023 (in millions):

	Three Months Ended
	September 28, 2024			September 30, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$58.4	$14.6	$73.0	$67.6	$15.2	$82.8
Other Americas	11.7	4.0	15.7	13.7	4.0	17.7
Total Americas	$70.1	$18.6	$88.7	$81.3	$19.2	$100.5

Asia-Pacific:
Greater China	$52.6	$1.2	$53.8	$49.4	$1.7	$51.1
Other Asia-Pacific	26.2	5.9	32.1	28.3	6.5	34.8
Total Asia-Pacific	$78.8	$7.1	$85.9	$77.7	$8.2	$85.9

EMEA:	$48.6	$15.0	$63.6	$46.6	$14.9	$61.5

Total net revenue	$197.5	$40.7	$238.2	$205.6	$42.3	$247.9

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
•Our expectations related to future tax liabilities resulting from future tax legislation; and

•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions between China and the U.S., the ongoing conflict between Russia and Ukraine and the ongoing conflict between Israel and Hamas and the expansion of conflict in the Middle East, including in Lebanon and with Iran, on our business, operations and financial results.
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.

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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the first quarter of fiscal 2025, the VIAVI business environment continued to be challenging, particularly in the North American service provider and enterprise customer markets. NE product demand continues to be impacted by reduced research and development (R&D) and production capital expenditure spend by major wireless network equipment manufacturers (NEMs), offset by OSP performance.

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

Looking Ahead

As we look forward to the second quarter of fiscal 2025, we are seeing many of our end markets show signs of stabilization which we believe indicates the beginning of a gradual recovery and expect this to continue in the second half of fiscal 2025. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:

•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
•Extend VIAVI technologies and platforms into adjacent markets and applications; and,
•Continue productivity improvements in Operations, R&D and Selling, General and Administrative (SG&A).
Financial Highlights
First quarter fiscal 2025 results included the following notable items:
•Net revenue of $238.2 million, down $9.7 million or 3.9% year-over-year.
•GAAP operating margin of 4.8%, down 170 bps year-over-year.
•Non-GAAP operating margin of 10.0%, down 240 bps year-over-year.
•GAAP net loss of $1.8 million, down $11.6 million or 118.4% year-over-year.
•Non-GAAP net income of $12.4 million, down $7.1 million or 36.4% year-over-year.
•GAAP diluted EPS of $(0.01), down $0.05 or 125.0% year-over-year.
•Non-GAAP diluted EPS of $0.06, down $0.03 or 33.3% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended
	September 28, 2024		September 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$11.5	4.8%	$16.0	6.5%
Stock-based compensation	12.7	5.3%	11.2	4.5%
Change in fair value of contingent liability	(3.5)	(1.5)%	(1.4)	(0.6)%
Acquisition and integration related charges	0.6	0.3%	—	—%
Other (benefits) charges unrelated to core operating performance (1)	(0.5)	(0.2)%	0.2	0.1%
Amortization of intangibles	4.4	1.8%	5.6	2.2%
Restructuring and related benefits	—	—%	(0.8)	(0.3)%
Litigation settlement	(1.3)	(0.5)%	—	—%
Total related to Cost of Revenue and Operating Expenses	12.4	5.2%	14.8	5.9%
Non-GAAP measures	$23.9	10.0%	$30.8	12.4%

	Three Months Ended
	September 28, 2024		September 30, 2023
	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$(1.8)	$(0.01)	$9.8	$0.04
Items reconciling GAAP Net (Loss) Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	12.7	0.06	11.2	0.05
Change in fair value of contingent liability	(3.5)	(0.01)	(1.4)	—
Acquisition and integration related charges	0.6	—	—	—
Other (benefits) charges unrelated to core operating performance (1)	(0.5)	—	0.2	—
Amortization of intangibles	4.4	0.02	5.6	0.02
Restructuring and related benefits	—	—	(0.8)	—
Litigation settlement	(1.3)	(0.01)	(7.3)	(0.03)
Non-cash interest expense and other expense	1.1	0.01	1.2	0.01
Provision for income taxes	0.7	—	1.0	—
Total related to Net (Loss) Income and EPS	14.2	0.07	9.7	0.05
Non-GAAP measures	$12.4	$0.06	$19.5	$0.09
Shares used in per share calculation for Non-GAAP EPS		224.0		224.2
(1)Included in the three months ended September 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $0.4 million.

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	Percent Change
Segment net revenue:
NE	$141.6	$150.0	$(8.4)	(5.6)%
SE	17.8	20.4	(2.6)	(12.7)%
OSP	78.8	77.5	1.3	1.7%
Total net revenue	$238.2	$247.9	$(9.7)	(3.9)%

Amortization of acquired technologies	$3.3	$3.5	$(0.2)	(5.7)%
Percentage of net revenue	1.4%	1.4%

Gross profit	$136.1	$144.4	$(8.3)	(5.7)%
Gross margin	57.1%	58.2%

Research and development	$49.4	$49.9	$(0.5)	(1.0)%
Percentage of net revenue	20.7%	20.1%

Selling, general and administrative	$74.1	$77.2	$(3.1)	(4.0)%
Percentage of net revenue	31.1%	31.1%

Amortization of other intangibles	$1.1	$2.1	$(1.0)	(47.6)%
Percentage of net revenue	0.5%	0.8%

Restructuring and related benefits	$—	$(0.8)	$0.8	(100.0)%
Percentage of net revenue	—%	0.3%

Interest and other income, net	$3.2	$10.2	$(7.0)	(68.6)%
Percentage of net revenue	1.3%	4.1%

Interest expense	$(7.5)	$(7.8)	$0.3	3.8%
Percentage of net revenue	3.1%	3.1%

Provision for income taxes	$9.0	$8.6	$0.4	4.7%
Percentage of net revenue	3.8%	3.5%

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
Three Months Ended September 28, 2024 and September 30, 2023
Net revenue decreased by $9.7 million, or 3.9%, during the three months ended September 28, 2024 compared to the same period a year ago. This decrease reflects the continuing weakness in service provider spending partially offset by higher consumer and industrial, government and anti-counterfeiting revenue.
Product revenues decreased by $8.1 million, or 3.9%, during the three months ended September 28, 2024 compared to the same period a year ago, driven by revenue decreases in our NE and SE segments partially offset by revenue increases in our OSP segment.
Service revenues decreased by $1.6 million, or 3.8% during the three months ended September 28, 2024, respectively, compared to the same periods a year ago. This was driven by revenue decreases from our NE and SE segments.
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
We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability, and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors, and a general commoditization trend for certain products; (b) strategic execution challenges arising from competition with larger and more well-resourced competitors; (c) product mix variability in our markets, which affects revenue and gross margin; (d) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (e) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NE and SE customer bases and adds additional risk and uncertainty to our financial and business projections; (f) the impact of ongoing global trade policies, tariffs and sanctions; and (g) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of 5G, 3D sensing and other emerging secular technologies and platforms.

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

	Three Months Ended
	September 28, 2024		September 30, 2023
Americas:
United States	$73.0	30.6%	$82.8	33.4%
Other Americas	15.7	6.6%	17.7	7.1%
Total Americas	$88.7	37.2%	$100.5	40.5%

Asia-Pacific:
Greater China	$53.8	22.6%	$51.1	20.6%
Other Asia-Pacific	32.1	13.5%	34.8	14.1%
Total Asia-Pacific	$85.9	36.1%	$85.9	34.7%

EMEA:	$63.6	26.7%	$61.5	24.8%

Total net revenue	$238.2	100.0%	$247.9	100.0%
Net revenue from customers outside the Americas represented 62.8% and 59.5% of net revenue, respectively, during the three months ended September 28, 2024 and September 30, 2023.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues decreased $0.2 million or 5.7% during the three months ended September 28, 2024 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2024.
Gross Margin
Gross margin decreased by 1.1 percentage points during the three months ended September 28, 2024 from 58.2% in the same period a year ago to 57.1% in the current period. The decrease was primarily due to gross margin reduction in NE and SE, partially offset by gross margin increase in OSP, as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense decreased by $0.5 million, or 1.0% during the three months ended September 28, 2024 compared to the same period a year ago. This decrease was primarily due to benefits from our restructuring activities. As a percentage of net revenue, R&D expense increased by 0.6 percentage points during the three months ended September 28, 2024 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace. One such investment is the VIAVI Automated Lab-as-a-Service for Open RAN (VALOR), which became fully operational in the second quarter of fiscal 2025.
Selling, General and Administrative
SG&A expense decreased by $3.1 million, or 4.0%, during the three months ended September 28, 2024 compared to the same period a year ago. This decrease was primarily due to the change in fair value of acquisition-related contingent consideration and the gain on litigation settlement partially offset by higher variable expenses. As a percentage of net revenue, SG&A was flat during the three months ended September 28, 2024 compared to the same period a year ago.

Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $1.0 million or 47.6% during the three months ended September 28, 2024 compared to the same period a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2024.
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
The restructuring and workforce reduction plan initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan affected approximately 5% of the Company's workforce and resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges.
As of September 28, 2024, our total restructuring accrual was $6.8 million.
During the three months ended September 28, 2024, the Company recorded restructuring charges of $0.2 million related to the Fiscal 2024 Plan and benefits of $0.2 million related to the Fiscal 2023 Plan. During the three months ended September 30, 2023, the Company recorded benefits of $0.8 million related to the Fiscal 2023 Plan.
We estimate future cash payments of $6.8 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net
Interest and other income, net, was $3.2 million during the three months ended September 28, 2024 compared to $10.2 million during the same period a year ago. This $7.0 million decrease was primarily driven by a legal settlement in our favor in the amount of $7.3 million in the prior period.
Interest Expense
Interest expense decreased by $0.3 million, or 3.8% during the three months ended September 28, 2024 compared to the same period a year ago. This decrease was primarily driven by lower outstanding debt when compared to the prior period.
Provision for Income Taxes
We recorded an income tax provision of $9.0 million and $8.6 million for the three months ended September 28, 2024 and September 30, 2023, respectively.
The income tax provision for the three months ended September 28, 2024 and September 30, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of September 28, 2024, and June 29, 2024, our unrecognized tax benefits (net of Federal benefits) totaled $50.8 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $4.0 million accrued for the payment of interest and penalties as of September 28, 2024. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended
	September 28, 2024	September 30, 2023	Change	Percentage Change
Network Enablement
Net revenue	$141.6	$150.0	$(8.4)	(5.6)%
Gross profit	86.3	94.6	(8.3)	(8.8)%
Gross margin	60.9%	63.1%

Service Enablement
Net revenue	$17.8	$20.4	$(2.6)	(12.7)%
Gross profit	10.8	13.7	(2.9)	(21.2)%
Gross margin	60.7%	67.2%

Network and Service Enablement
Net revenue	$159.4	$170.4	$(11.0)	(6.5)%
Operating (loss) income	(7.3)	1.5	(8.8)	(586.7)%
Operating margin	(4.6)%	0.9%

Optical Security and Performance
Net revenue	$78.8	$77.5	$1.3	1.7%
Gross profit	43.6	40.7	2.9	7.1%
Gross margin	55.3%	52.5%
Operating income	$31.2	$29.3	$1.9	6.5%
Operating margin	39.6%	37.8%
Network Enablement
NE net revenue decreased by $8.4 million, or 5.6% during the three months ended September 28, 2024 compared to the same period a year ago, primarily driven by lower volume in Fiber and Access and Lab and Production and Wireless, partially offset by higher AvComm revenue.
NE gross margin decreased by 2.2 percentage points during the three months ended September 28, 2024 to 60.9% from 63.1% in the same period a year ago primarily due to lower volume and unfavorable product mix.
Service Enablement
SE net revenue decreased by $2.6 million, or 12.7%, during the three months ended September 28, 2024 compared to the same period a year ago primarily due to lower Data Center and Assurance revenue.
SE gross margin decreased by 6.5 percentage points during the three months ended September 28, 2024 to 60.7% from 67.2% in the same period a year ago primarily due to lower volume.
Network and Service Enablement
NSE operating margin decreased by 5.5 percentage points during the three months ended September 28, 2024 to (4.6)% from 0.9% in the same period a year ago primarily due to lower volume.

Optical Security and Performance Products
OSP net revenue increased by $1.3 million, or 1.7%, during the three months ended September 28, 2024 compared to the same period a year ago. This increase was primarily driven by higher consumer and industrial, government and anti-counterfeiting revenue.

OSP gross margin increased by 2.8 percentage points during the three months ended September 28, 2024 to 55.3% from 52.5% in the same period a year ago primarily due to manufacturing volume.

OSP operating margin increased by 1.8 percentage points during the three months ended September 28, 2024 to 39.6% from 37.8% in the same period a year ago primarily due to the aforementioned increase in gross margin.

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
•Principal payment obligations of our 1.625% Senior Convertible Notes due 2026, and our 3.75% Senior Notes due 2029 (together the Notes) and covenants that restrict our debt level and credit facility capacity;
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

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and reported as a separate component of stockholders’ equity. As of September 28, 2024, U.S. subsidiaries owned approximately 19.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 28, 2024, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended September 28, 2024, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of September 28, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $143.7 million, net of outstanding standby letters of credit of $4.2 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Three Months Ended September 28, 2024
As of September 28, 2024, our combined balance of cash and cash equivalents and restricted cash decreased by $3.7 million to $478.1 million from $481.8 million as of June 29, 2024.
During the three months ended September 28, 2024, Cash provided by operating activities was $13.5 million, consisting of net loss of $1.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $20.2 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $4.9 million. Changes in our operating assets and liabilities related primarily to a decrease in accounts receivable of $13.2 million due to collections outpacing billings, a decrease in inventory of $2.9 million and an increase in income taxes payable of $2.6 million. These were offset by a decrease in accrued expenses and other current and non-current liabilities of $7.5 million, a decrease in accrued payroll and related expenses of $5.1 million due primarily to timing of payroll, reduced headcount from restructuring activities and lower vacation accrual due to higher usage, a decrease in deferred revenue of $4.6 million primarily due to timing of support billings and project acceptances and a decrease in accounts payable of $4.0 million driven by timing of purchases and related payments.
During the three months ended September 28, 2024, Cash used in investing activities was $11.5 million, primarily resulting from $7.3 million used for capital expenditures, $4.7 million net purchases of short-term investments and $3.0 million investment in non-marketable equity security offset by $3.5 million in proceeds from the sale of assets.

During the three months ended September 28, 2024, Cash used in financing activities was $21.0 million, primarily resulting from $16.4 million cash paid to repurchase common stock under our share repurchase program and $7.3 million in withholding tax payments on the vesting of restricted stock and performance-based awards. These were offset by $2.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
During the three months ended September 28, 2024, we repurchased 2.0 million shares of our common stock for $16.4 million pursuant to our 2022 Repurchase Plan. As of September 28, 2024, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2025.
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
The U.K. plan is fully funded, and the other German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 28, 2024, our pension plans were under-funded by $53.1 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 28, 2024, the fair value of plan assets had increased approximately 7.1% since June 29, 2024, our most recent fiscal year end.
We are also responsible for the non-pension PBO assumed from a past acquisition of $0.3 million.
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 28, 2024.
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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, the conflict between Israel and Hamas, resulting in rising instability in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

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
•Strategic execution challenges arising from competition with larger and more well-resourced competitors;
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

Regulators, customers, investors, employees and other stakeholders continue to focus on ESG-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, which are currently stayed pending legal challenges but which could come into effect in the coming years along with reporting requirements in California and other jurisdictions, including the European Union, which we may be subject to. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of October 26, 2024, we had 1,454 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended September 28, 2024 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs (1)
Period
June 30 - July 27, 2024	—	—	—	$214.8
July 28 - August 24, 2024	0.9	$7.89	0.9	$207.7
August 25 - September 28, 2024	1.1	$8.45	1.1	$198.4
Total	2.0		2.0
(1)Share repurchases were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

On September 10, 2024, Kevin Siebert, Senior Vice President, General Counsel and Secretary of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares of common stock. Mr. Siebert’s plan begins on September 10, 2024, and expires when all of the shares are sold or on September 30, 2025, whichever occurs first. The earliest date that sales could occur under this plan is December 10, 2024.

On September 11, 2024, Luke Scrivanich, Senior Vice President, General Manager OSP of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares of common stock. Mr. Scrivanich’s plan begins on September 11, 2024, and expires when all of the shares are sold or on September 30, 2025, whichever occurs first. The earliest date that sales could occur under this plan is December 11, 2024.

None of VIAVI’s other directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 28, 2024.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Equity Incentive Plan Form of Notice and Restricted Stock Unit Agreement	8-K	10.1		X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2024	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)