Form 10-Q
period 2024-12-28
VIAVI SOLUTIONS INC.
filed 2025-01-31
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 28, 2024
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 25, 2025, the Registrant had 222,137,466 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Revenues:
Product revenue	$225.7	$210.9	$423.2	$416.5
Service revenue	45.1	43.6	85.8	85.9
Total net revenue	270.8	254.5	509.0	502.4
Cost of revenues:
Product cost of revenue	87.3	83.2	169.2	161.4
Service cost of revenue	19.4	19.9	36.3	41.7
Amortization of acquired technologies	3.3	3.4	6.6	6.9
Total cost of revenues	110.0	106.5	212.1	210.0
Gross profit	160.8	148.0	296.9	292.4
Operating expenses:
Research and development	52.1	49.5	101.5	99.4
Selling, general and administrative	84.3	74.8	158.4	152.0
Amortization of other intangibles	1.0	1.4	2.1	3.5
Restructuring and related charges (benefits)	1.2	(0.1)	1.2	(0.9)
Total operating expenses	138.6	125.6	263.2	254.0
Income from operations	22.2	22.4	33.7	38.4
Interest and other income, net	3.9	3.8	7.1	14.0
Interest expense	(7.5)	(7.9)	(15.0)	(15.7)
Income before income taxes	18.6	18.3	25.8	36.7
Provision for income taxes	9.5	7.6	18.5	16.2
Net income	$9.1	$10.7	$7.3	$20.5

Net income per share:
Basic	$0.04	$0.05	$0.03	$0.09
Diluted	$0.04	$0.05	$0.03	$0.09

Shares used in per share calculations:
Basic	222.0	222.5	222.0	222.2
Diluted	224.8	223.5	224.4	223.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Net income	$9.1	$10.7	$7.3	$20.5
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(41.3)	29.7	(11.0)	9.3
Amortization of net actuarial losses (gains) and other pension adjustments	0.1	—	0.2	(0.1)
Net change in accumulated other comprehensive loss	(41.2)	29.7	(10.8)	9.2
Comprehensive (loss) income	$(32.1)	$40.4	$(3.5)	$29.7

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 28, 2024	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$488.0	$471.3
Short-term investments	21.4	19.9
Restricted cash	3.4	5.0
Accounts receivable, net	212.5	213.1
Inventories, net	92.8	96.5
Prepayments and other current assets	62.3	70.7
Total current assets	880.4	876.5
Property, plant and equipment, net	225.9	228.2
Goodwill, net	451.1	452.9
Intangibles, net	29.2	38.2
Deferred income taxes	80.5	82.5
Other non-current assets	58.0	58.0
Total assets	$1,725.1	$1,736.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55.7	$50.4
Accrued payroll and related expenses	57.9	48.2
Deferred revenue	57.8	65.7
Accrued expenses	27.2	25.3
Other current liabilities	49.4	57.5
Total current liabilities	248.0	247.1
Long-term debt	639.3	636.0
Other non-current liabilities	155.0	171.6
Total liabilities	1,042.3	1,054.7
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at December 28, 2024 and June 29, 2024	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 222 million shares at December 28, 2024 and June 29, 2024, issued and outstanding	0.2	0.2
Additional paid-in capital	70,493.0	70,471.9
Accumulated deficit	(69,655.6)	(69,646.5)
Accumulated other comprehensive loss	(154.8)	(144.0)
Total stockholders’ equity	682.8	681.6
Total liabilities and stockholders’ equity	$1,725.1	$1,736.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 28, 2024	December 30, 2023
OPERATING ACTIVITIES:
Net income	$7.3	$20.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	19.5	19.5
Amortization of acquired technologies and other intangibles	8.7	10.4
Stock-based compensation	26.4	23.7
Amortization of debt issuance costs	3.6	3.8
Net change in fair value of contingent liabilities	(7.4)	(8.4)
Deferred taxes, net	(4.7)	3.1
Restructuring	1.2	(0.9)
Other	(3.2)	2.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2.3)	22.8
Inventories	(0.1)	(0.7)
Other current and non-currents assets	1.9	1.3
Accounts payable	5.9	(2.4)
Income taxes payable	3.4	(0.3)
Deferred revenue, current and non-current	(6.9)	(17.5)
Accrued payroll and related expenses	10.6	(4.4)
Accrued expenses and other current and non-current liabilities	(5.7)	(2.1)
Net cash provided by operating activities	$58.2	$70.7
INVESTING ACTIVITIES:
Purchases of short-term investments	$(85.4)	$(115.0)
Maturities of short-term investments	83.8	105.3
Capital expenditures	(15.5)	(12.5)
Proceeds from the sale of assets	4.3	1.9
Other investing activities	(3.0)	—
Net cash used in investing activities	$(15.8)	$(20.3)
FINANCING ACTIVITIES:
Repurchase and retirement of common stock	$(16.4)	$(10.0)
Withholding tax payment on vesting of restricted stock and performance- based awards	(8.3)	(9.3)
Payment of financing obligations	(0.1)	(0.1)
Proceeds from employee stock purchase plan	2.7	3.0
Payment of acquisition related obligations	—	(1.0)
Payment of acquisition related contingent consideration	—	(0.9)
Other financing activities	0.2	—
Net cash used in financing activities	$(21.9)	$(18.3)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(5.9)	$4.9
Net increase in cash, cash equivalents and restricted cash	14.6	37.0
Cash, cash equivalents and restricted cash at the beginning of the period (1)	481.8	515.6
Cash, cash equivalents and restricted cash at the end of the period (2)	$496.4	$552.6
(1)These amounts include both current and non-current balances of restricted cash totaling $10.5 million and $9.1 million as of June 29, 2024 and July 1, 2023, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $8.4 million and $8.9 million as of December 28, 2024 and December 30, 2023, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 28, 2024	221.8	$0.2	$70,480.2	$(69,664.7)	$(113.6)	$702.1
Net income	—	—	—	9.1	—	9.1
Other comprehensive loss	—	—	—	—	(41.2)	(41.2)
Shares issued under employee stock plans, net of tax	0.3	—	(0.9)	—	—	(0.9)
Stock-based compensation	—	—	13.7	—	—	13.7
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8

Three Months Ended December 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 30, 2023	222.4	$0.2	$70,432.4	$(69,600.9)	$(156.5)	$675.2
Net income	—	—	—	10.7	—	10.7
Other comprehensive income	—	—	—	—	29.7	29.7
Shares issued under employee stock plans, net of tax	0.2	—	(0.2)	—	—	(0.2)
Stock-based compensation	—	—	12.6	—	—	12.6
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0

Six Months Ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	7.3	—	7.3
Other comprehensive loss	—	—	—	—	(10.8)	(10.8)
Shares issued under employee stock plans, net of tax	2.2	—	(5.6)	—	—	(5.6)
Stock-based compensation	—	—	26.4	—	—	26.4
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8

Six Months Ended December 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net income	—	—	—	20.5	—	20.5
Other comprehensive income	—	—	—	—	9.2	9.2
Shares issued under employee stock plans, net of tax	2.1	—	(6.3)	—	—	(6.3)
Stock-based compensation	—	—	23.8	—	—	23.8
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and six months ended December 28, 2024 and December 30, 2023 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2024.
There have been no material changes to the Company’s accounting policies during the three and six months ended December 28, 2024 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2024 on Form 10-K, filed with the SEC on August 16, 2024.
The Consolidated Balance Sheet as of June 29, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 28, 2024 and December 30, 2023 may not be indicative of results for the fiscal year ending June 28, 2025 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for fiscal years beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual reporting periods, with early and retrospective adoption permitted. This ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of this guidance is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization, and depletion) in commonly presented expense captions such as Cost of revenues, Research and development (R&D) and Selling, general and administrative (SG&A). This guidance is effective for fiscal years beginning after December 15, 2026 (fiscal 2028 for the Company), and interim periods within fiscal years beginning after December 15, 2027, with early and retrospective adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

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
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update will require public entities to disclose significant segment expenses included within segment profit and loss that are regularly provided to the Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM). This guidance is effective for fiscal years beginning after December 15, 2023 (fiscal 2025 for the Company), and interim periods within fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early adoption permitted and will be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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

Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Numerator:
Net income	$9.1	$10.7	$7.3	$20.5
Denominator:
Weighted-average shares outstanding:
Basic	222.0	222.5	222.0	222.2
Effect of dilutive securities from stock-based compensation plans	2.8	1.0	2.4	1.7
Diluted	224.8	223.5	224.4	223.9

Net income per share:
Basic	$0.04	$0.05	$0.03	$0.09
Diluted	$0.04	$0.05	$0.03	$0.09
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024 (1)	December 30, 2023 (1)(2)	December 28, 2024 (1)	December 30, 2023 (1)(2)
Restricted stock units	1.2	5.6	1.8	3.1
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
For the six months ended December 28, 2024, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2024	$(5.3)	$(131.4)	$(7.3)	$(144.0)
Other comprehensive loss before reclassification	—	(11.0)	—	(11.0)
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.2	0.2
Net current-period other comprehensive loss	—	(11.0)	0.2	(10.8)
Ending balance as of December 28, 2024	$(5.3)	$(142.4)	$(7.1)	$(154.8)
(1)The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations, net of reclassification adjustments, for the six months ended December 28, 2024. There was no tax impact for the six months ended December 28, 2024. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Acquisitions
Jackson Labs Technologies, LLC
On October 5, 2022, the Company acquired all of the equity of Jackson Labs Technologies, LLC (Jackson Labs), a privately held company, which specializes in Position, Navigation and Timing (PNT) solutions for critical infrastructure serving both military and civilian applications. The acquisition enables the Company to broaden its solutions offering into the rapidly developing PNT landscape.
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
Other Acquisitions

On March 29, 2023, April 21, 2023 and June 8, 2023, the Company completed acquisitions accounted for as asset purchases consisting of an aggregate cash paid at closing of $2.9 million and $0.2 million of indemnity holdback. In connection with these acquisitions, the Company recorded developed technology intangibles of $2.5 million, which are being amortized over their estimated useful life of 5 years.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition-related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and six months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Beginning period balance	$6.0	$18.3	$9.5	$19.7
Payment of contingent consideration	—	(0.7)	—	(0.7)
Fair value adjustment	(3.9)	(7.0)	(7.4)	(8.4)
Ending period balance	$2.1	$10.6	$2.1	$10.6

Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of December 28, 2024, and June 29, 2024, the Company had total unbilled receivables of $11.2 million and $16.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

	December 28, 2024
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$88.8	$91.4
Revenue deferrals for new contracts (1)	25.2	50.1
Revenue recognized during the period (2)	(30.3)	(57.8)
Balance at end of period	$83.7	$83.7

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
The value of the transaction price allocated to remaining performance obligations as of December 28, 2024, was $272.8 million. The Company expects to recognize approximately 90% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 29, 2024	Charged to Costs and Expenses	Deductions (1)	December 28, 2024
Allowance for credit losses	$1.6	$0.7	$(0.5)	$1.8
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	December 28, 2024	June 29, 2024
Finished goods	$45.8	$44.6
Work in process	15.2	15.4
Raw materials	31.8	36.5
Inventories, net	$92.8	$96.5
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	December 28, 2024	June 29, 2024
Refundable income taxes	$22.0	$28.5
Prepayments	16.7	18.5
Advances to contract manufacturers	4.8	5.7
Fair value of forward contracts	3.1	1.7
Transaction tax receivables	2.2	3.3
Asset held for sale	—	2.5
Other current assets	13.5	10.5
Prepayments and other current assets	$62.3	$70.7
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	December 28, 2024	June 29, 2024
Operating right-of-use (ROU) assets	$32.7	$35.8
Long-term restricted cash	5.0	5.5
Long-term investment (Note 7)	3.0	—
Deposits	2.4	2.4
Deferred contract cost	2.3	2.5
Debt issuance cost - Revolving Credit Facility	1.6	1.9
Other non-current assets	11.0	9.9
Other non-current assets	$58.0	$58.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	December 28, 2024	June 29, 2024
Operating lease liabilities	$9.4	$9.8
Fair value of forward contracts	7.8	1.5
Income tax payable	6.1	5.3
Restructuring accrual	5.7	14.1
Interest payable	5.1	5.1
Warranty accrual	4.2	3.4
Transaction tax payable	3.3	4.0
Other current liabilities	7.8	14.3
Other current liabilities	$49.4	$57.5
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	December 28, 2024	June 29, 2024
Pension and post-employment benefits	$50.3	$51.2
Long-term deferred revenue	26.0	25.7
Operating lease liabilities	23.3	25.7
Uncertain tax position	17.5	17.0
Financing obligation	15.6	15.7
Deferred tax liability	7.4	11.7
Asset retirement obligations	3.1	3.0
Warranty accrual	2.6	4.0
Fair value of contingent consideration (Note 5)	2.1	9.5
Restructuring accrual	—	0.8
Other non-current liabilities	7.1	7.3
Other non-current liabilities	$155.0	$171.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of December 28, 2024, the Company’s short-term investments of $21.4 million were comprised of 30-day term deposits of $19.8 million and trading securities related to the deferred compensation plan of $1.6 million, of which $1.5 million was invested in equity securities and $0.1 million was invested in money market instruments.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three and six months ended December 28, 2024.
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
As of December 28, 2024, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $3.1 million and $7.8 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 29, 2024, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 28, 2024 and June 29, 2024, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $189.5 million and $81.9 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $174.0 million and $26.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $4.7 million and $3.3 million for the three and six months ended December 28, 2024, respectively, and a gain of $3.4 million and a loss of $0.1 million for the three and six months ended December 30, 2023, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Fair Value Measurements
Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. There is an established hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring the most observable inputs be used when available. Observable inputs are inputs that market participants would use in valuing an asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the assumptions market participants would use in valuing an asset or liability.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	December 28, 2024				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities (1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds (2)	215.9	215.9	—	—	295.3	295.3	—	—
Trading securities (3)	1.6	1.6	—	—	1.5	1.5	—	—
Foreign currency forward contracts (4)	3.1	—	3.1	—	1.7	—	1.7	—
Non-marketable equity security (5)	3.0	—	—	3.0	—	—	—	—
Total assets	$223.9	$217.5	$3.4	$3.0	$298.8	$296.8	$2.0	$—

Liabilities:
Foreign currency forward contracts (6)	$7.8	$—	$7.8	$—	$1.5	$—	$1.5	$—
Contingent consideration (7)	2.1	—	—	2.1	9.5	—	—	9.5
Total liabilities	$9.9	$—	$7.8	$2.1	$11.0	$—	$1.5	$9.5
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of December 28, 2024, $209.3 million in Cash and cash equivalents, $3.3 million in Restricted cash and $3.3 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 29, 2024, $286.7 million in Cash and cash equivalents, $4.9 million in Restricted cash and $3.7 million in Other non-current assets on the Consolidated Balance Sheets.
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

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes) and 1.625% Senior Convertible Notes (2026 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	December 28, 2024				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$362.1	$—	$362.1	$—	$338.9	$—	$338.9	$—
1.625% Senior Convertible Notes	258.9	—	258.9	—	238.1	—	238.1	—
Total	$621.0	$—	$621.0	$—	$577.0	$—	$577.0	$—

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2024	$398.1	$12.6	$42.2	$452.9
Currency translation	(1.4)	(0.4)	—	(1.8)
Balance as of December 28, 2024	$396.7	$12.2	$42.2	$451.1
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
There were no events or changes in circumstances that triggered an impairment review during the three and six months ended December 28, 2024.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of December 28, 2024 and June 29, 2024 (in millions):

As of December 28, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$435.3	$(407.9)	$27.4
Customer relationships	194.4	(192.6)	1.8
Other (1)	36.5	(36.5)	—
Total intangibles	$666.2	$(637.0)	$29.2

As of June 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$436.2	$(401.9)	$34.3
Customer relationships	194.8	(191.0)	3.8
Other (1)	36.7	(36.6)	0.1
Total intangibles	$667.7	$(629.5)	$38.2
(1)Other intangibles consist primarily of patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cost of revenues	$3.3	$3.4	$6.6	$6.9
Operating expenses	1.0	1.4	2.1	3.5
Total amortization of intangible assets	$4.3	$4.8	$8.7	$10.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 28, 2024, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$7.1
2026	11.2
2027	7.5
2028	2.9
2029	0.5
Total amortization	$29.2
The acquired developed technology, customer relationships and other intangibles balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of December 28, 2024 and June 29, 2024, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	December 28, 2024	June 29, 2024
Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(4.2)	(4.6)
Principal amount of 1.625% Senior Convertible Notes	250.0	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(5.6)	(8.1)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(0.9)	(1.3)
Long-term debt	$639.3	$636.0
The Company was in compliance with all debt covenants as of December 28, 2024 and June 29, 2024.

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
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes will mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of December 28, 2024, the expected remaining term of the 2026 Notes is 1.2 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of December 28, 2024, the expected remaining term of the 2029 Notes is 4.8 years.
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
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300 million and matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100 million so long as certain conditions are met. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are borrowers and guarantors under the Credit Agreement.
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

As of December 28, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $153.5 million, net of outstanding standby letters of credit of $4.4 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Interest expense-contractual interest	$4.7	$5.0	$9.5	$10.0
Amortization of debt issuance cost	0.6	0.6	1.2	1.3
Accretion of debt discount	1.2	1.2	2.4	2.4
Other	1.0	1.0	1.9	2.0
Total interest expense	$7.5	$7.8	$15.0	$15.7

Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Operating lease costs (1)	$3.1	$3.3	$6.4	$6.6

Cash paid for amounts included in the measurement of operating lease liabilities	$1.5	$3.2	$6.2	$7.8
Operating ROU assets obtained in exchange for operating lease obligations	$1.0	$1.5	$2.7	$2.6
(1)Total variable lease costs were immaterial during the six months ended December 28, 2024 and December 30, 2023. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
As of December 28, 2024 and December 30, 2023, the weighted-average remaining lease term was 6.0 years and 6.5 years, respectively, and the weighted-average discount rate was 5.7% and 4.8%, respectively.
Future minimum operating lease payments as of December 28, 2024 are as follows (in millions):

Operating Leases
Remainder of 2025	$4.6
Fiscal 2026	9.9
Fiscal 2027	7.7
Fiscal 2028	5.3
Fiscal 2029	3.5
Thereafter	8.3
Total lease payments	39.3
Less: Interest	(6.6)
Present value of lease liabilities	$32.7

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

Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. During the second quarter of fiscal 2025, the headcount impacted by this plan increased by approximately 30 employees. The Company expects approximately 7% of its global workforce to be affected. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of fiscal 2025.
Fiscal 2023 Plan
The restructuring and workforce reduction plan initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 29, 2024	Restructuring and related charges (benefits)	Cash settlements	Balance as of December 28, 2024
Fiscal 2024 Plan
NSE/Corp	$13.4	$1.5	$(9.4)	$5.5
OSP	1.2	(0.1)	(0.9)	0.2
Fiscal 2024 Plan	14.6	1.4	(10.3)	5.7
Fiscal 2023 Plan
NSE	0.3	(0.2)	(0.1)	—
Fiscal 2023 Plan	0.3	(0.2)	(0.1)	—
Total (1)	$14.9	$1.2	$(10.4)	$5.7
(1)Included in Other current liabilities on the Consolidated Balance Sheet as of December 28, 2024 and certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet as of June 29, 2024.
Note 14. Income Taxes
The Company recorded an income tax provision of $9.5 million and $18.5 million for the three and six months ended December 28, 2024. The Company recorded an income tax provision of $7.6 million and $16.2 million for the three and six months ended December 30, 2023, respectively.
The income tax provision for the three months ended December 28, 2024 and December 30, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 28, 2024 and June 29, 2024, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $51.1 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $4.0 million accrued for the payment of interest and penalties as of December 28, 2024. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 15. Stockholders' Equity
Repurchase of Common Stock
In September 2022 the Board of Directors authorized a stock repurchase plan (2022 Repurchase Plan) of up to $300 million effective October 1, 2022, which will remain in effect until the amount authorized has been fully repurchased or until suspension or termination of the program. Under the 2022 Repurchase Plan, the Company is authorized to repurchase shares through a variety of methods, including open market purchases, privately-negotiated transactions or otherwise in accordance with applicable federal securities laws, including through Rule 10b5-1 trading plans. The timing of repurchases under the plan will depend upon business and financial market conditions.
During the six months ended December 28, 2024, the Company repurchased 2.0 million shares of its common stock for $16.4 million under the 2022 Repurchase Plan. As of December 28, 2024, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
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
During the six months ended December 28, 2024 and December 30, 2023, the Company granted 4.3 million and 3.5 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the six months ended December 28, 2024 and December 30, 2023 were estimated to be $37.3 million and $34.8 million, respectively.
During the six months ended December 28, 2024 and December 30, 2023, the Company granted 1.5 million and 1.2 million performance-based awards, respectively. There were no performance-based shares attained over target during the six months ended December 28, 2024 and December 30, 2023. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 28, 2024 and December 30, 2023 were estimated to be $15.1 million and $13.4 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 28, 2024, $82.1 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 28, 2024 and December 30, 2023, is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Cost of revenues	$1.3	$1.2	$2.5	$2.4
Research and development	2.3	2.3	4.4	4.4
Selling, general and administrative	10.1	9.0	19.5	16.9
Total stock-based compensation expense	$13.7	$12.5	$26.4	$23.7
Approximately $1.3 million of stock-based compensation was capitalized to inventory as of December 28, 2024 and December 30, 2023.
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
As of December 28, 2024, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 28, 2024, the Company contributed $0.6 million to the U.K. plan and $1.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 28, 2024	December 30, 2023	December 28, 2024	December 30, 2023
Interest cost	$0.8	$0.8	$1.6	$1.7
Expected return on plan assets	(0.5)	(0.5)	(0.9)	(1.0)
Amortization of net actuarial losses (gains)	0.1	—	0.2	(0.1)
Net periodic benefit cost	$0.4	$0.3	$0.9	$0.6
The components of net periodic pension cost, other than the service cost component, are included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $9.3 million related to its defined benefit pension plans during fiscal 2025 to make current benefit payments and fund future obligations. As of December 28, 2024, approximately $2.4 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2024.
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
U.K. Pension Settlement
In June 2016, the Company received a court decision regarding the validity of an amendment to a pension deed of trust related to one of its foreign subsidiaries that the Company contends contained an error requiring the Company to increase the pension plan’s benefit. The Company had subsequently further amended the deed to rectify the error. The court ruled that the amendment increasing the pension plan benefit was valid until the subsequent amendment. The Company estimated the liability to range from (amounts represented as £ denote GBP) £5.7 million to £8.4 million. The Company determined the likelihood of loss to be probable and accrued £5.7 million as of July 2, 2016 in accordance with authoritative guidance on contingencies.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of December 28, 2024, the Company had standby letters of credit of $6.5 million and performance bonds and other claims of $1.9 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 28, 2024 (in millions):

	December 28, 2024
	Three Months Ended	Six Months Ended
Balance as of beginning of period	$7.0	$7.5
Provision for warranty	0.5	0.7
Utilization of reserve	(0.4)	(1.1)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.3)	(0.3)
Balance as of end of period	$6.8	$6.8
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
Segment Reporting
The CODM manages the Company in two broad business categories: Network and Service Enablement (NSE) and OSP. The CODM evaluates segment performance of the NSE business based on the combined segments (NE and SE) gross and operating margins. Operating expenses associated with the NSE business are not allocated to the individual segments within NSE, as they are managed centrally at the business unit level. The CODM evaluates segment performance of the OSP business based on segment operating margin. The Company allocates corporate-level operating expenses to its segment results, except for certain non-core operating and non-operating activities as discussed below.

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
The following tables present information on the Company’s reportable segments for the three months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended December 28, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$146.9	$7.9	$154.8	$70.9	$—	$225.7
Service revenue	32.1	13.0	45.1	—	—	45.1
Net revenue	$179.0	$20.9	$199.9	$70.9	$—	$270.8

Gross profit	$115.4	$14.1	$129.5	$35.9	$(4.6)	$160.8
Gross margin	64.5%	67.5%	64.8%	50.6%		59.4%

Operating income			$17.4	$23.0	$(18.2)	$22.2
Operating margin			8.7%	32.4%		8.2%

	Three Months Ended December 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$125.2	$10.8	$136.0	$74.9	$—	$210.9
Service revenue	30.3	13.3	43.6	—	—	43.6
Net revenue	$155.5	$24.1	$179.6	$74.9	$—	$254.5

Gross profit	$97.2	$16.6	$113.8	$39.0	$(4.8)	$148.0
Gross margin	62.5%	68.9%	63.4%	52.1%		58.2%

Operating income			$6.4	$27.3	$(11.3)	$22.4
Operating margin			3.6%	36.4%		8.8%
(1)See below table for details of reconciling items impacting gross profit and operating income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	December 28, 2024	December 30, 2023
Corporate reconciling items impacting gross profit:
Total segment gross profit	$165.4	$152.8
Stock-based compensation	(1.3)	(1.2)
Amortization of intangibles	(3.3)	(3.4)
Other charges unrelated to core operating performance (1)	—	(0.2)
Total reconciling items	(4.6)	(4.8)
GAAP gross profit	$160.8	$148.0

Corporate reconciling items impacting operating income:
Total segment operating income	$40.4	$33.7
Stock-based compensation	(13.7)	(12.5)
Amortization of intangibles	(4.3)	(4.8)
Change in fair value of contingent liability	3.9	7.0
Acquisition and integration related charges	(2.8)	(0.6)
Other charges unrelated to core operating performance (1)	(0.1)	(0.5)
Restructuring and related (charges) benefits	(1.2)	0.1
Total reconciling items	(18.2)	(11.3)
GAAP operating income from continuing operations	$22.2	$22.4
(1)Other items include charges unrelated to core operating performance primarily consisting of transformational initiatives such as site consolidations, intangible impairment and gain or loss on disposal of long-lived assets.

The following tables present information on the Company’s reportable segments for the six months ended December 28, 2024 and December 30, 2023 (in millions):

	Six Months Ended December 28, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$259.5	$14.0	$273.5	$149.7	$—	$423.2
Service revenue	61.1	24.7	85.8	—	—	85.8
Net revenue	$320.6	$38.7	$359.3	$149.7	$—	$509.0

Gross profit	$201.7	$24.9	$226.6	$79.5	$(9.2)	$296.9
Gross margin	62.9%	64.3%	63.1%	53.1%		58.3%

Operating income			$10.1	$54.2	$(30.6)	$33.7
Operating margin			2.8%	36.2%		6.6%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 30, 2023
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$245.6	$18.5	$264.1	$152.4	$—	$416.5
Service revenue	59.9	26.0	85.9	—	—	85.9
Net revenue	$305.5	$44.5	$350.0	$152.4	$—	$502.4

Gross profit	$191.8	$30.3	$222.1	$79.7	$(9.4)	$292.4
Gross margin	62.8%	68.1%	63.5%	52.3%		58.2%

Operating income			$7.9	$56.6	$(26.1)	$38.4
Operating margin			2.3%	37.1%		7.6%
(1)See below table for details of reconciling items impacting gross profit and operating income.

	Six Months Ended
	December 28, 2024	December 30, 2023
Corporate reconciling items impacting gross profit:
Total segment gross profit	$306.1	$301.8
Stock-based compensation	(2.5)	(2.4)
Amortization of intangibles	(6.6)	(6.9)
Other charges unrelated to core operating performance (1)	(0.1)	(0.1)
Total reconciling items	(9.2)	(9.4)
GAAP gross profit	$296.9	$292.4

Corporate reconciling items impacting operating income:
Total segment operating income	$64.3	$64.5
Stock-based compensation	(26.4)	(23.7)
Amortization of intangibles	(8.7)	(10.4)
Change in fair value of contingent liability	7.4	8.4
Acquisition and integration related charges	(3.4)	(0.6)
Other benefits (charges) unrelated to core operating performance (1)(2)	0.4	(0.7)
Litigation settlement	1.3	—
Restructuring and related (charges) benefits	(1.2)	0.9
Total reconciling items	(30.6)	(26.1)
GAAP operating income from continuing operations	$33.7	$38.4
(1)Other items include (charges) benefits unrelated to core operating performance primarily consisting of transformational initiatives such as site consolidations, intangible impairment and gain or loss on disposal of long-lived assets.
(2)Included in the six months ended December 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and six months ended December 28, 2024 and December 30, 2023 (in millions):

	Three Months Ended
	December 28, 2024			December 30, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$83.6	$14.9	$98.5	$68.6	$16.1	$84.7
Other Americas	13.7	3.9	17.6	14.6	3.8	18.4
Total Americas	$97.3	$18.8	$116.1	$83.2	$19.9	$103.1

Asia-Pacific:
Greater China	$47.7	$2.7	$50.4	$45.9	$1.5	$47.4
Other Asia-Pacific	34.8	8.4	43.2	24.9	7.2	32.1
Total Asia-Pacific	$82.5	$11.1	$93.6	$70.8	$8.7	$79.5

EMEA:	$45.9	$15.2	$61.1	$56.9	$15.0	$71.9

Total net revenue	$225.7	$45.1	$270.8	$210.9	$43.6	$254.5

	Six Months Ended
	December 28, 2024			December 30, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$142.0	$29.5	$171.5	$136.2	$31.3	$167.5
Other Americas	25.4	7.9	33.3	28.3	7.8	36.1
Total Americas	$167.4	$37.4	$204.8	$164.5	$39.1	$203.6

Asia-Pacific:
Greater China	$100.3	$3.9	$104.2	$95.3	$3.2	$98.5
Other Asia-Pacific	61.0	14.3	75.3	53.2	13.7	66.9
Total Asia-Pacific	$161.3	$18.2	$179.5	$148.5	$16.9	$165.4

EMEA:	$94.5	$30.2	$124.7	$103.5	$29.9	$133.4

Total net revenue	$423.2	$85.8	$509.0	$416.5	$85.9	$502.4

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events

On January 28, 2025, the Company completed the acquisition of Inertial Labs, Inc, a leading developer, producer and supplier of high-performance orientation, positioning and navigation solutions for aerospace, defense and industrial applications, for $150 million, net of cash acquired, subject to working capital adjustments. Additional consideration included up to $175 million in earn-out payments to be paid in cash predominately based on the achievement of certain revenue targets over a four-year period.

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
•Our expectations related to future tax liabilities resulting from future tax legislation; and

•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions, including potential global tariffs, ongoing geopolitical tensions including the conflict between Russia and Ukraine, the instability in the Middle East and the sustainability of recent cease-fire agreements, on our business, operations and financial results.
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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).

During the second quarter of fiscal 2025, the Network and Service Enablement (NSE) business environment began showing signs of stabilization and heading towards a gradual recovery in fiscal 2025, driven by recovering spend from service providers and enterprise customer markets. OSP performance was marginally impacted by slower demand for 3D sensing products. We continue to monitor the near-term demand for anti-counterfeiting products as the end customers work down their inventories.

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

Looking Ahead

As we look forward to the third quarter of fiscal 2025, we are seeing many of our end markets stabilize, which we believe indicates the beginning of a gradual recovery and expect this to continue in the second half of fiscal 2025. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:

•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
•Extend VIAVI technologies and platforms into adjacent markets and applications; and,
•Continue productivity improvements in Operations, Research and Development (R&D) and Selling, General and Administrative (SG&A).
Financial Highlights
Second quarter fiscal 2025 results included the following notable items:
•Net revenue of $270.8 million, up $16.3 million or 6.4% year-over-year.
•GAAP operating margin of 8.2%, down 60 bps year-over-year.
•Non-GAAP operating margin of 14.9%, up 170 bps year-over-year.
•GAAP net income of $9.1 million, down $1.6 million or 15.0% year-over-year.
•Non-GAAP net income of $29.4 million, up $5.7 million or 24.1% year-over-year.
•GAAP diluted EPS of $0.04, down $0.01 or 20.0% year-over-year.
•Non-GAAP diluted EPS of $0.13, up $0.02 or 18.2% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$22.2	8.2%	$22.4	8.8%	$33.7	6.6%	$38.4	7.6%
Stock-based compensation	13.7	5.1%	12.5	4.9%	26.4	5.2%	23.7	4.7%
Change in fair value of contingent liability	(3.9)	(1.4)%	(7.0)	(2.8)%	(7.4)	(1.4)%	(8.4)	(1.7)%
Acquisition and integration related charges	2.8	1.0%	0.6	0.2%	3.4	0.7%	0.6	0.1%
Other charges (benefits) unrelated to core operating performance (1)	0.1	—%	0.5	0.2%	(0.4)	(0.1)%	0.7	0.2%
Amortization of intangibles	4.3	1.6%	4.8	1.9%	8.7	1.7%	10.4	2.1%
Restructuring and related charges (benefits)	1.2	0.4%	(0.1)	—%	1.2	0.2%	(0.9)	(0.2)%
Litigation settlement	—	—%	—	—%	(1.3)	(0.3)%	—	—%
Total related to Cost of Revenue and Operating Expenses	18.2	6.7%	11.3	4.4%	30.6	6.0%	26.1	5.2%
Non-GAAP measures	$40.4	14.9%	$33.7	13.2%	$64.3	12.6%	$64.5	12.8%

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$9.1	$0.04	$10.7	$0.05	$7.3	$0.03	$20.5	$0.09
Items reconciling GAAP Net Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	13.7	0.06	12.5	0.06	26.4	0.12	23.7	0.10
Change in fair value of contingent liability	(3.9)	(0.02)	(7.0)	(0.03)	(7.4)	(0.03)	(8.4)	(0.04)
Acquisition and integration related charges	2.8	0.01	0.6	—	3.4	0.02	0.6	—
Other charges (benefits) unrelated to core operating performance (1)	0.1	—	0.5	—	(0.4)	(0.01)	0.7	0.01
Amortization of intangibles	4.3	0.02	4.8	0.02	8.7	0.04	10.4	0.05
Restructuring and related charges (benefits)	1.2	0.01	(0.1)	—	1.2	0.01	(0.9)	(0.01)
Litigation settlement	—	—	0.3	—	(1.3)	(0.01)	(7.0)	(0.03)
Non-cash interest expense and other expense	1.1	0.01	1.2	0.01	2.2	0.01	2.4	0.01
Provision for income taxes	1.0	—	0.2	—	1.7	0.01	1.2	0.01
Total related to Net Income and EPS	20.3	0.09	13.0	0.06	34.5	0.16	22.7	0.10
Non-GAAP measures	$29.4	$0.13	$23.7	$0.11	$41.8	$0.19	$43.2	$0.19
Shares used in per share calculation for Non-GAAP EPS		224.8		223.5		224.4		223.9
(1)Included in the six months ended December 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $0.5 million.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance and believes providing this additional information allows investors to see Company results through the eyes of management, better understand its financial performance and evaluate the efficacy of the methodology used by management to measure such performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition-related intangibles, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities and certain investing and acquisition related expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities. The non-GAAP adjustments described in this Form 10-Q are excluded by the Company from its GAAP financial measures because the Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance. The non-GAAP adjustments are outlined below.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions, except for percentages):

	Three Months Ended				Six Months Ended
	December 28, 2024	December 30, 2023	Change	Percent Change	December 28, 2024	December 30, 2023	Change	Percent Change
Segment net revenue:
NE	$179.0	$155.5	$23.5	15.1%	$320.6	$305.5	$15.1	4.9%
SE	20.9	24.1	(3.2)	(13.3)%	38.7	44.5	(5.8)	(13.0)%
OSP	70.9	74.9	(4.0)	(5.3)%	149.7	152.4	(2.7)	(1.8)%
Total net revenue	$270.8	$254.5	$16.3	6.4%	$509.0	$502.4	$6.6	1.3%

Amortization of acquired technologies	$3.3	$3.4	$(0.1)	(2.9)%	$6.6	$6.9	$(0.3)	(4.3)%
Percentage of net revenue	1.2%	1.3%			1.3%	1.4%

Gross profit	$160.8	$148.0	$12.8	8.6%	$296.9	$292.4	$4.5	1.5%
Gross margin	59.4%	58.2%			58.3%	58.2%

Research and development	$52.1	$49.5	$2.6	5.3%	$101.5	$99.4	$2.1	2.1%
Percentage of net revenue	19.2%	19.4%			19.9%	19.8%

Selling, general and administrative	$84.3	$74.8	$9.5	12.7%	$158.4	$152.0	$6.4	4.2%
Percentage of net revenue	31.1%	29.4%			31.1%	30.3%

Amortization of other intangibles	$1.0	$1.4	$(0.4)	(28.6)%	$2.1	$3.5	$(1.4)	(40.0)%
Percentage of net revenue	0.4%	0.6%			0.4%	0.7%

Restructuring and related charges (benefits)	$1.2	$(0.1)	$1.3	1,300.0%	$1.2	$(0.9)	$2.1	233.3%
Percentage of net revenue	0.4%	—%			0.2%	0.2%

Interest and other income, net	$3.9	$3.8	$0.1	2.6%	$7.1	$14.0	$(6.9)	(49.3)%
Percentage of net revenue	1.4%	1.5%			1.4%	2.8%

Interest expense	$(7.5)	$(7.9)	$0.4	(5.1)%	$(15.0)	$(15.7)	$0.7	(4.5)%
Percentage of net revenue	2.8%	3.1%			2.9%	3.1%

Provision for income taxes	$9.5	$7.6	$1.9	25.0%	$18.5	$16.2	$2.3	14.2%
Percentage of net revenue	3.5%	3.0%			3.6%	3.2%

Net Revenue
Revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services, such as calibration and repair services. When evaluating the performance of our segments, management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit, and operating income consistent with our approach for managing the business.
Three and Six Months Ended December 28, 2024 and December 30, 2023
Net revenue increased by $16.3 million, or 6.4%, during the three months ended December 28, 2024 compared to the same period a year ago. This increase reflects higher spend by service providers and Network Equipment Manufacturers (NEMs), partially offset by lower anti-counterfeiting revenue.
Net revenue increased by $6.6 million, or 1.3%, during the six months ended December 28, 2024 compared to the same period a year ago. This increase reflects higher spend by NEMs and avionic customers, partially offset by lower consumer and industrial revenue.
Product revenues increased by $14.8 million, or 7.0%, during the three months ended December 28, 2024 compared to the same period a year ago, driven by revenue increases in our NE segment, partially offset by revenue decreases in our SE and OSP segments.
Product revenues increased by $6.7 million, or 1.6%, during the six months ended December 28, 2024 compared to the same period a year ago, driven by revenue increases in our NE segment, partially offset by revenue decreases in our SE and OSP segments.
Service revenues increased by $1.5 million, or 3.4% during the three months ended December 28, 2024, respectively, compared to the same periods a year ago. This was driven by a revenue increase in our NE segment, partially offset by a revenue decrease in our SE segment.
Service revenues remained relatively flat during the six months ended December 28, 2024 compared to the same period a year ago, driven by a revenue increase in our NE segment offset by a revenue decrease in our SE segment.
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

	Three Months Ended				Six Months Ended
	December 28, 2024		December 30, 2023		December 28, 2024		December 30, 2023
Americas:
United States	$98.5	36.4%	$84.7	33.3%	$171.5	33.7%	$167.5	33.3%
Other Americas	17.6	6.5%	18.4	7.2%	33.3	6.5%	36.1	7.2%
Total Americas	$116.1	42.9%	$103.1	40.5%	$204.8	40.2%	$203.6	40.5%

Asia-Pacific:
Greater China	$50.4	18.6%	$47.4	18.6%	$104.2	20.5%	$98.5	19.6%
Other Asia-Pacific	43.2	16.0%	32.1	12.6%	75.3	14.8%	66.9	13.3%
Total Asia-Pacific	$93.6	34.6%	$79.5	31.2%	$179.5	35.3%	$165.4	32.9%

EMEA:	$61.1	22.5%	$71.9	28.3%	$124.7	24.5%	$133.4	26.6%

Total net revenue	$270.8	100.0%	$254.5	100.0%	$509.0	100.0%	$502.4	100.0%
Net revenue from customers outside the Americas represented 57.1% and 59.8% of net revenue, respectively, during the three and six months ended December 28, 2024. Net revenue from customers outside the Americas represented 59.5% of net revenue during the three and six months ended December 30, 2023.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues decreased $0.1 million or 2.9% and $0.3 million or 4.3% during the three and six months ended December 28, 2024, respectively, compared to the same periods a year ago. This decrease is primarily due to certain intangible assets becoming fully amortized in fiscal 2024.
Gross Margin
Gross margin increased by 1.2 percentage points during the three months ended December 28, 2024 from 58.2% in the same period a year ago to 59.4% in the current period. The increase was primarily due to gross margin increase in NE, partially offset by gross margin decrease in SE and OSP, as discussed below in the Operating Segment Information section.
Gross margin increased by 0.1 percentage points during the six months ended December 28, 2024 from 58.2% in the same period a year ago to 58.3% in the current period. The increase was primarily due to gross margin increase in NE and OSP, partially offset by gross margin decrease in SE, as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense increased by $2.6 million, or 5.3% during the three months ended December 28, 2024 compared to the same period a year ago. This increase was primarily due to higher variable expenses. As a percentage of net revenue, R&D expense decreased by 0.2 percentage points during the three months ended December 28, 2024 compared to the same period a year ago.
R&D expense increased by $2.1 million, or 2.1% during the six months ended December 28, 2024 compared to the same period a year ago. This increase was primarily due to higher variable expenses. As a percentage of net revenue, R&D expense increased by 0.1 percentage points during the six months ended December 28, 2024 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace. One such investment is the VIAVI Automated Lab-as-a-Service for Open RAN (VALOR), which became fully operational in the second quarter of fiscal 2025.
Selling, General and Administrative
SG&A expense increased by $9.5 million, or 12.7%, during the three months ended December 28, 2024 compared to the same period a year ago. This increase was primarily due to higher variable expenses, the change in fair value of acquisition-related contingent consideration and acquisition and integration related charges. As a percentage of net revenue, SG&A expense increased 1.7 percentage points during the three months ended December 28, 2024 compared to the same period a year ago.
SG&A expense increased by $6.4 million, or 4.2%, during the six months ended December 28, 2024 compared to the same period a year ago. This increase was primarily due to higher variable expenses and acquisition and integration related charges. As a percentage of net revenue, SG&A expense increased 0.8 percentage points during the six months ended December 28, 2024 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $0.4 million or 28.6% and $1.4 million or 40.0% during the three and six months ended December 28, 2024, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangible assets becoming fully amortized in fiscal 2024.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. During the second quarter of fiscal 2025, the headcount impacted by this plan increased by approximately 30 employees. The Company expects approximately 7% of its global workforce to be affected, impacting all segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of fiscal 2025.
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
As of December 28, 2024, our total restructuring accrual was $5.7 million.
During the three and six months ended December 28, 2024, the Company recorded restructuring charges of $1.2 million and $1.4 million, respectively, related to the Fiscal 2024 Plan. During the six months ended December 28, 2024, the Company recorded restructuring benefits of $0.2 million related to the Fiscal 2023 Plan. During the three and six months ended December 30, 2023, the Company recorded restructuring benefits of $0.1 million and $0.9 million, respectively, related to the Fiscal 2023 Plan.
We estimate future cash payments of $5.7 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net
Interest and other income, net, was $3.9 million during the three months ended December 28, 2024 compared to $3.8 million during the same period a year ago. The increase was primarily driven by foreign exchange impact as the balance sheet hedging program provided a more favorable offset to the remeasurement of underlying foreign exchange exposures in the current period offset by a decrease in interest income due to lower cash balances and lower yields compared to the prior period.
Interest and other income, net, was $7.1 million during the six months ended December 28, 2024 compared to $14.0 million during the same period a year ago. This $6.9 million decrease was primarily driven by a legal settlement in our favor in the amount of $7.3 million in the prior period.
Interest Expense
Interest expense decreased by $0.4 million, or 5.1% during the three months ended December 28, 2024 compared to the same period a year ago. This decrease was primarily driven by lower outstanding debt when compared to the prior period.
Interest expense decreased by $0.7 million, or 4.5% during the six months ended December 28, 2024 compared to the same period a year ago. This decrease was primarily driven by lower outstanding debt when compared to the prior period.
Provision for Income Taxes
We recorded an income tax provision of $9.5 million and $18.5 million for the three and six months ended December 28, 2024, respectively. We recorded an income tax provision of $7.6 million and $16.2 million for the three and six months ended December 30, 2023, respectively.
The income tax provision for the three and six months ended December 28, 2024 and December 30, 2023 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of December 28, 2024, and June 29, 2024, our unrecognized tax benefits (net of Federal benefits) totaled $51.1 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $4.0 million accrued for the payment of interest and penalties as of December 28, 2024. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended				Six Months Ended
	December 28, 2024	December 30, 2023	Change	Percentage Change	December 28, 2024	December 30, 2023	Change	Percentage Change
Network Enablement
Net revenue	$179.0	$155.5	$23.5	15.1%	$320.6	$305.5	$15.1	4.9%
Gross profit	115.4	97.2	18.2	18.7%	201.7	191.8	9.9	5.2%
Gross margin	64.5%	62.5%			62.9%	62.8%

Service Enablement
Net revenue	$20.9	$24.1	$(3.2)	(13.3)%	$38.7	$44.5	$(5.8)	(13.0)%
Gross profit	14.1	16.6	(2.5)	(15.1)%	24.9	30.3	(5.4)	(17.8)%
Gross margin	67.5%	68.9%			64.3%	68.1%

Network and Service Enablement
Net revenue	$199.9	$179.6	$20.3	11.3%	$359.3	$350.0	$9.3	2.7%
Operating income	17.4	6.4	11.0	171.9%	10.1	7.9	2.2	27.8%
Operating margin	8.7%	3.6%			2.8%	2.3%

Optical Security and Performance
Net revenue	$70.9	$74.9	$(4.0)	(5.3)%	$149.7	$152.4	$(2.7)	(1.8)%
Gross profit	35.9	39.0	(3.1)	(7.9)%	79.5	79.7	(0.2)	(0.3)%
Gross margin	50.6%	52.1%			53.1%	52.3%
Operating income	$23.0	$27.3	$(4.3)	(15.8)%	$54.2	$56.6	$(2.4)	(4.2)%
Operating margin	32.4%	36.4%			36.2%	37.1%

Network Enablement
NE net revenue increased by $23.5 million, or 15.1% during the three months ended December 28, 2024 compared to the same period a year ago, primarily driven by higher volume in Lab and Production, Fiber and Access, AvComm and Wireless revenue.
NE net revenue increased by $15.1 million, or 4.9% during the six months ended December 28, 2024 compared to the same period a year ago, primarily driven by higher volume in Lab and Production, AvComm and Fiber and Access.
NE gross margin increased by 2.0 percentage points during the three months ended December 28, 2024 to 64.5% from 62.5% in the same period a year ago primarily due to higher volume.
NE gross margin increased by 0.1 percentage points during the six months ended December 28, 2024 to 62.9% from 62.8% in the same period a year ago primarily due to higher volume, partially offset by unfavorable product mix.
Service Enablement
SE net revenue decreased by $3.2 million, or 13.3%, during the three months ended December 28, 2024 compared to the same period a year ago primarily due to lower Assurance revenue, partially offset by higher Wireless Enterprise Solutions revenue.
SE net revenue decreased by $5.8 million, or 13.0%, during the six months ended December 28, 2024 compared to the same period a year ago primarily due to lower Assurance revenue.
SE gross margin decreased by 1.4 percentage points during the three months ended December 28, 2024 to 67.5% from 68.9% in the same period a year ago primarily due to lower volume.
SE gross margin decreased by 3.8 percentage points during the six months ended December 28, 2024 to 64.3% from 68.1% in the same period a year ago primarily due to lower volume.
Network and Service Enablement
NSE operating margin increased by 5.1 percentage points during the three months ended December 28, 2024 to 8.7% from 3.6% in the same period a year ago primarily due to higher volume.
NSE operating margin increased by 0.5 percentage points during the six months ended December 28, 2024 to 2.8% from 2.3% in the same period a year ago primarily due to higher volume.
Optical Security and Performance Products
OSP net revenue decreased by $4.0 million, or 5.3%, during the three months ended December 28, 2024 compared to the same period a year ago. This decrease was primarily driven by lower consumer and industrial and government revenue offset in part by an increase in anti-counterfeiting revenue.
OSP net revenue decreased by $2.7 million, or 1.8%, during the six months ended December 28, 2024 compared to the same period a year ago. This decrease was primarily driven by lower consumer and industrial revenue offset in part by higher anti-counterfeiting revenue.
OSP gross margin decreased by 1.5 percentage points during the three months ended December 28, 2024 to 50.6% from 52.1% in the same period a year ago primarily due to lower volume.
OSP gross margin increased by 0.8 percentage points during the six months ended December 28, 2024 to 53.1% from 52.3% in the same period a year ago primarily due to favorable product mix.
OSP operating margin decreased by 4.0 percentage points during the three months ended December 28, 2024 to 32.4% from 36.4% in the same period a year ago primarily due to lower volume and higher operating expenses.
OSP operating margin decreased by 0.9 percentage points during the six months ended December 28, 2024 to 36.2% from 37.1% in the same period a year ago primarily due to lower volume and higher operating expenses.

Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, funding debt maturities, and executing purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
•Global economic conditions that affect demand for our products and services and impact the financial stability of our suppliers and customers;
•Changes in accounts receivable, inventory or other operating assets and liabilities that affect our working capital;
•Increase in capital expenditure to support the revenue growth opportunity of our business;
•Changes in customer payment terms and patterns, which typically results in customers delaying payments or negotiating favorable payment terms to manage their own liquidity positions;
•Timing of payments to our suppliers;
•Factoring or sale of accounts receivable;
•Volatility in fixed income and credit markets that impact the liquidity and valuation of our investment portfolios;
•Volatility in credit markets that impact our ability to obtain additional financing on favorable terms or at all;
•Volatility in foreign exchange markets, which impacts our financial results;
•Possible investments or acquisitions of complementary businesses, products or technologies;
•Principal payment obligations of our 1.625% Senior Convertible Notes due 2026, and our 3.75% Senior Notes due 2029 (together the Notes) and covenants that restrict our debt level and credit facility capacity;
•Issuance or repurchase of debt, which may include open market purchases of our 2026 Notes and/or 2029 Notes prior to their maturity;
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

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and reported as a separate component of stockholders’ equity. As of December 28, 2024, U.S. subsidiaries owned approximately 49.1% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 28, 2024, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended December 28, 2024, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender-related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300.0 million and matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met.
As of December 28, 2024, we had no borrowings under this facility and our available borrowing capacity was approximately $153.5 million, net of outstanding standby letters of credit of $4.4 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Six Months Ended December 28, 2024
As of December 28, 2024, our combined balance of cash and cash equivalents and restricted cash increased by $14.6 million to $496.4 million from $481.8 million as of June 29, 2024.
During the six months ended December 28, 2024, Cash provided by operating activities was $58.2 million, consisting of net income of $7.3 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $44.1 million, including changes in deferred tax balances, and changes in operating assets and liabilities that provided $6.8 million. Changes in our operating assets and liabilities related to an increase in accrued payroll and related expenses of $10.6 million due primarily to variable pay accrual and timing of payroll, an increase in accounts payable of $5.9 million driven by timing of purchases and related payments, an increase in income taxes payable of $3.4 million and a decrease in other current and non-current assets of $1.9 million. These were offset by a decrease in deferred revenue of $6.9 million primarily due to timing of support billings and project acceptances, a decrease in accrued expenses and other current and non-current liabilities of $5.7 million, a decrease in accounts receivable of $2.3 million and a decrease in inventory of $0.1 million.
During the six months ended December 28, 2024, Cash used in investing activities was $15.8 million, primarily resulting from $15.5 million used for capital expenditures, $3.0 million investment in a non-marketable equity security and $1.6 million net purchases of short-term investments offset by $4.3 million in proceeds from the sale of assets.
During the six months ended December 28, 2024, Cash used in financing activities was $21.9 million, primarily resulting from $16.4 million cash paid to repurchase common stock under our share repurchase program and $8.3 million in withholding tax payments on the vesting of restricted stock and performance-based awards. These were offset by $2.7 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Share Repurchase Program
During the six months ended December 28, 2024, we repurchased 2.0 million shares of our common stock for $16.4 million pursuant to our 2022 Repurchase Plan. As of December 28, 2024, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2025.
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
The U.K. plan is fully funded, and the other German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 28, 2024, our pension plans were under-funded by $48.8 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 28, 2024, the fair value of plan assets had decreased approximately 5.2% since June 29, 2024, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 28, 2024.
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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, conflict in the Middle East and the sustainability of recent cease-fire agreements in the region, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. Further, the Trump administration has signaled intent to proceed with tariffs that could adversely impact trade relations and result in higher costs. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

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
•Limited availability of components and resources for our products, which leads to higher component prices;
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
•Changing market and economic conditions, including impacts due to tariffs, economic sections and export restrictions, the ongoing conflict between Russia and Ukraine, conflict in the Middle East and the sustainability of cease-fire agreements; tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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
These factors have caused considerable strain on our execution capabilities and customer relations. We have seen and could continue to see periodic difficulty responding to customer delivery expectations for some of our products, and yield and quality problems, particularly with some of our new products and higher volume products, which could require additional funds and other resources to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in all of these areas, our operating results will be harmed, the commercial viability of new products may be challenged, and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.

Unfavorable, uncertain or unexpected conditions in the transition to new technologies may cause our growth forecasts to be inaccurate and/or cause fluctuations in our financial results.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates, which may not prove to be accurate. Our estimates of the market opportunities related to network infrastructure, 3D sensing and other developing technologies, including AI are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis, industry experience and third-party data. Accordingly, these markets may not develop in the manner or in the time periods we anticipate, and our estimated market opportunities may prove to be materially inaccurate.

If domestic and global economic conditions worsen, including as a result of pricing and inflationary pressures, overall spending on infrastructure, 3D sensing and other developing technologies may be reduced, which would adversely impact demand for our products in these markets. In addition, unfavorable developments with evolving laws and regulations worldwide related to such technologies may limit or slow the rate of global adoption, impede our strategy, and negatively impact our long-term expectations in these markets.

Our growth and ability to serve a significant portion of these markets are subject to many factors including our success in implementing our business strategy as well as market adoption and expansion of network infrastructure, 3D sensing and other applications for consumer electronics. We may not be able to serve a significant portion of these markets and the growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of infrastructure platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are generally at-will employees and we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have in the past experienced, and could continue to experience changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. We could be impacted by new restrictions imposed by the US government on, or curtailing of H1-B and other work visas and permits. We and our impacted employees and prospective employees may face greater evidentiary burden to prove eligibility for immigration benefits. Further, employees in certain categories may not be able to renew work authorizations or benefit from automatic extensions of work permits. We may face difficulties in attracting, retaining and motivating employees. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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

These measures, along with any additional tariffs or other trade actions that may be implemented, may increase the cost of certain materials and/or products that we import from China and other countries, thereby adversely affecting our profitability. These actions could require us to raise our prices, which could decrease demand for our products. As a result, these actions, including potential retaliatory measures and further escalation of trade restrictions could adversely impact our business.

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China, may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our suppliers are dependent on products sourced from Taiwan, which are prevalent in certain global markets, most specifically semiconductor manufacturing. Hence, greater restrictions and/or disruptions of our suppliers’ ability to operate facilities and/or do business in these jurisdictions may increase the cost of certain materials and/or limit the supply of products and may result in deterioration of our profit margins, a potential need to increase our pricing and, in so doing, may decrease demand for our products and thereby adversely impact our revenue or profitability.

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

We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. Company and third-party providers have experienced increasingly sophisticated cybersecurity attacks, which can take the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. These kind of attacks threats can lead to increased operational impairment; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks; and reputational risks. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.

Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. However, there can be no assurance that the controls we implement and internal information technology systems we develop will be adequate and successful. Our systems are regularly targeted by bad actors and, in some cases, have been affected by computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system downtime, along with the potential that a third-party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. While we maintain system data and security logs, our logging also may not be sufficient to fully investigate a security incident. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reimbursement or other compensation costs, and/or additional compliance costs. We may also incur additional costs related to cybersecurity risk management and remediation. We or our service providers, if applicable, may suffer losses relating to cyber-attacks or other information security breaches in the future and any insurance coverage may not be adequate to cover all the costs resulting from such events. Our efforts to reduce the risk of such attacks or to detect attacks that occur may not be successful.

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

Certain of the software and/or firmware that we use and distribute (as well as that of our suppliers, manufacturers and customers) may be, derived from, or contain, “open-source” software, which is software that is generally made available to the public by its authors and/or other third parties, as well as generative artificial intelligence (GenAI) technology (discussed further below). Such open-source software is often made available under licenses, which impose obligations in the event the software or derivative works thereof are distributed or re-distributed. These obligations may require us to make source code for the derivative works available to the public, and/or license such derivative works under a particular type of license, rather than the forms of license customarily used to protect our own software products. In the event that a court rules that these licenses are unenforceable, or in the event the copyright holder of any open-source software were to successfully establish in court that we had not complied with the terms of a license for a particular work, we could be required to release the source code of that work to the public and/or stop distribution of that work. Additionally, open-source licenses are subject to occasional revision. In the event future iterations of open-source software are made available under a revised license, such license revisions may adversely affect our ability to use such future iterations.

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

Regulators, customers, investors, employees and other stakeholders continue to focus on ESG-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting ESG-related requirements and expectations. For example, developing and acting on ESG-related initiatives and collecting, measuring and reporting ESG-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including the SEC’s climate-related reporting requirements, which are currently stayed pending legal challenges, but which could come into effect in the coming years along with reporting requirements in California and other jurisdictions, including the European Union, which we may be subject to. We may also communicate certain initiatives and goals regarding ESG-related matters in our SEC filings or in other public disclosures. These ESG-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our ESG-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our ESG-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our ESG-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be subject to risks related to climate change, natural disasters and catastrophic events.

We operate in geographic regions, which face a number of climate and environmental challenges. Our new corporate headquarters is located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In October 2017 and again in October 2019, we temporarily closed our Santa Rosa, California facility due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone, which resulted in production stoppage. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, Pacific Gas and Electric (PG&E), the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward. Additionally, the occurrence of adverse public health developments, epidemic disease or pandemics may adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

Risks Related to our Liquidity and Indebtedness

Any deterioration or disruption of the capital and credit markets may adversely affect our access to sources of funding.

Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility, which has certain limitations based on our borrowing capacity. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.

Our term notes increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.

The issuance of our 1.625% Senior Convertible Notes due 2026 and our 3.75% Senior Notes due 2029 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2026 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances, which would dilute our existing stockholders and lower our reported per share earnings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of January 25, 2025, we had 1,450 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

There were no shares repurchased under our 2022 Repurchase Plan during the three months ended December 28, 2024, with remaining authorization of $198.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 28, 2024.

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

Date: January 31, 2025	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)