Form 10-Q
period 2025-03-29
VIAVI SOLUTIONS INC.
filed 2025-05-02
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 26, 2025, the Registrant had 223,236,654 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Revenues:
Product revenue	$241.5	$207.3	$664.7	$623.8
Service revenue	43.3	38.7	129.1	124.6
Total net revenue	284.8	246.0	793.8	748.4
Cost of revenues:
Product cost of revenue	96.7	87.7	265.9	249.1
Service cost of revenue	21.3	16.9	57.6	58.6
Amortization of acquired technologies	6.1	3.5	12.7	10.4
Total cost of revenues	124.1	108.1	336.2	318.1
Gross profit	160.7	137.9	457.6	430.3
Operating expenses:
Research and development	50.0	50.0	151.5	149.4
Selling, general and administrative	101.3	98.2	259.7	250.2
Amortization of other intangibles	1.2	1.5	3.3	5.0
Restructuring and related (benefits) charges	(0.3)	0.1	0.9	(0.8)
Total operating expenses	152.2	149.8	415.4	403.8
Income (loss) from operations	8.5	(11.9)	42.2	26.5
Interest and other income, net	2.2	4.0	9.3	18.0
Interest expense	(7.5)	(7.7)	(22.5)	(23.4)
Income (loss) before income taxes	3.2	(15.6)	29.0	21.1
(Benefit from) provision for income taxes	(16.3)	9.0	2.2	25.2
Net income (loss)	$19.5	$(24.6)	$26.8	$(4.1)

Net income (loss) per share:
Basic	$0.09	$(0.11)	$0.12	$(0.02)
Diluted	$0.09	$(0.11)	$0.12	$(0.02)

Shares used in per share calculations:
Basic	222.6	223.0	222.2	222.5
Diluted	226.9	223.0	225.2	222.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Net income (loss)	$19.5	$(24.6)	$26.8	$(4.1)
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	13.9	(11.8)	2.9	(2.5)
Amortization of net actuarial (gains) losses and other pension adjustments	—	(0.8)	0.2	(0.9)
Net change in accumulated other comprehensive loss	13.9	(12.6)	3.1	(3.4)
Comprehensive income (loss)	$33.4	$(37.2)	$29.9	$(7.5)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 29, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$374.2	$471.3
Short-term investments	22.6	19.9
Restricted cash	3.4	5.0
Accounts receivable, net	252.8	213.1
Inventories, net	116.2	96.5
Prepayments and other current assets	66.2	70.7
Total current assets	835.4	876.5
Property, plant and equipment, net	228.1	228.2
Goodwill, net	585.4	452.9
Intangibles, net	139.7	38.2
Deferred income taxes	83.8	82.5
Other non-current assets	60.8	58.0
Total assets	$1,933.2	$1,736.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$67.2	$50.4
Accrued payroll and related expenses	55.6	48.2
Deferred revenue	64.5	65.7
Accrued expenses	25.7	25.3
Short-term debt	244.8	—
Other current liabilities	86.9	57.5
Total current liabilities	544.7	247.1
Long-term debt	396.1	636.0
Other non-current liabilities	263.6	171.6
Total liabilities	1,204.4	1,054.7
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at March 29, 2025 and June 29, 2024	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 223 million shares at March 29, 2025 and 222 million shares at June 29, 2024, issued and outstanding	0.2	0.2
Additional paid-in capital	70,505.6	70,471.9
Accumulated deficit	(69,636.1)	(69,646.5)
Accumulated other comprehensive loss	(140.9)	(144.0)
Total stockholders’ equity	728.8	681.6
Total liabilities and stockholders’ equity	$1,933.2	$1,736.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 29, 2025	March 30, 2024
OPERATING ACTIVITIES:
Net income (loss)	$26.8	$(4.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	28.8	29.1
Amortization of acquired technologies and other intangibles	16.0	15.4
Stock-based compensation	40.5	36.6
Amortization of debt issuance costs	5.5	5.6
Net change in fair value of contingent liabilities	(4.9)	(7.8)
Deferred taxes, net	(29.9)	(2.3)
Amortization of inventory step-up	1.7	—
Restructuring	0.9	(0.8)
Other	(4.6)	1.7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31.9)	17.4
Inventories	(0.3)	6.7
Other current and non-current assets	(1.5)	3.7
Accounts payable	15.7	(4.1)
Income taxes payable	5.6	2.3
Deferred revenue, current and non-current	(0.9)	(15.7)
Accrued payroll and related expenses	6.8	(8.1)
Accrued expenses and other current and non-current liabilities	(8.3)	14.6
Net cash provided by operating activities	$66.0	$90.2
INVESTING ACTIVITIES:
Purchases of short-term investments	$(147.7)	$(188.3)
Maturities of short-term investments	145.5	174.2
Capital expenditures	(22.3)	(15.7)
Proceeds from the sale of assets	4.7	2.6
Acquisition, net of acquired cash and holdbacks	(117.9)	—
Other investing activities	(3.0)	—
Net cash used in investing activities	$(140.7)	$(27.2)
FINANCING ACTIVITIES:
Retirement of convertible notes upon maturity	$—	$(96.4)
Repurchase and retirement of common stock	(16.4)	(10.0)
Withholding tax payment on vesting of restricted stock and performance- based awards	(13.1)	(11.0)
Payment of financing obligations	(0.2)	(0.2)
Proceeds from employee stock purchase plan	6.0	6.3
Payment of acquisition related contingent considerations and obligations	—	(4.0)
Other financing activities	0.2	—
Net cash used in financing activities	$(23.5)	$(115.3)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(0.9)	$(0.2)
Net increase in cash, cash equivalents and restricted cash	(99.1)	(52.5)
Cash, cash equivalents and restricted cash at the beginning of the period (1)	481.8	515.6
Cash, cash equivalents and restricted cash at the end of the period (2)	$382.7	$463.1
(1)These amounts include both current and non-current balances of restricted cash totaling $10.5 million and $9.1 million as of June 29, 2024 and July 1, 2023, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $8.5 million and $8.9 million as of March 29, 2025 and March 30, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8
Net income	—	—	—	19.5	—	19.5
Other comprehensive income	—	—	—	—	13.9	13.9
Shares issued under employee stock plans, net of tax	1.1	—	(1.5)	—	—	(1.5)
Stock-based compensation	—	—	14.1	—	—	14.1
Balance at March 29, 2025	223.2	$0.2	$70,505.6	$(69,636.1)	$(140.9)	$728.8

Three Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 30, 2023	222.6	$0.2	$70,444.8	$(69,590.2)	$(126.8)	$728.0
Net loss	—	—	—	(24.6)	—	(24.6)
Other comprehensive loss	—	—	—	—	(12.6)	(12.6)
Shares issued under employee stock plans, net of tax	0.6	—	1.5	—	—	1.5
Stock-based compensation	—	—	12.8	—	—	12.8
Balance at March 30, 2024	223.2	$0.2	$70,459.1	$(69,614.8)	$(139.4)	$705.1

Nine Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	26.8	—	26.8
Other comprehensive income	—	—	—	—	3.1	3.1
Shares issued under employee stock plans, net of tax	3.3	—	(7.1)	—	—	(7.1)
Stock-based compensation	—	—	40.5	—	—	40.5
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at March 29, 2025	223.2	$0.2	$70,505.6	$(69,636.1)	$(140.9)	$728.8

Nine Months Ended March 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net loss	—	—	—	(4.1)	—	(4.1)
Other comprehensive loss	—	—	—	—	(3.4)	(3.4)
Shares issued under employee stock plans, net of tax	2.7	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	36.6	—	—	36.6
Repurchase of common stock	(1.0)	—	—	(10.0)	—	(10.0)
Balance at March 30, 2024	223.2	$0.2	$70,459.1	$(69,614.8)	$(139.4)	$705.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and nine months ended March 29, 2025 and March 30, 2024 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 29, 2024.
There have been no material changes to the Company’s accounting policies during the three and nine months ended March 29, 2025 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 29, 2024 on Form 10-K, filed with the SEC on August 16, 2024.
The Consolidated Balance Sheet as of June 29, 2024 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 29, 2025 and March 30, 2024 may not be indicative of results for the fiscal year ending June 28, 2025 or any future periods.
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
On April 4, 2024, the SEC voluntarily stayed the implementation of the final rules pending the completion of judicial review of the consolidated challenges to the final rules by the U.S. Court of Appeals for the Eighth Circuit.
On February 11, 2025, the SEC Acting Chair issued a statement explaining that he directed the SEC staff to request the U.S. Court of Appeals for the Eighth Circuit not to schedule oral arguments on the challenge to the Climate Rule until the Commission decides whether to continue defending it.

On March 27, 2025, the SEC announced that it had voted to end its defense of the final rules on the enhancement and standardization of climate-related disclosures for investors.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Numerator:
Net income (loss)	$19.5	$(24.6)	$26.8	$(4.1)
Denominator:
Weighted-average shares outstanding:
Basic	222.6	223.0	222.2	222.5
Effect of dilutive securities from stock-based compensation plans	4.3	—	3.0	—
Diluted	226.9	223.0	225.2	222.5

Net income (loss) per share:
Basic	$0.09	$(0.11)	$0.12	$(0.02)
Diluted	$0.09	$(0.11)	$0.12	$(0.02)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025 (1)	March 30, 2024 (1)(2)	March 29, 2025 (1)	March 30, 2024 (1)(2)
Restricted stock units	—	8.4	1.2	4.9
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
For the nine months ended March 29, 2025, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations (1)	Total
Beginning balance as of June 29, 2024	$(5.3)	$(131.4)	$(7.3)	$(144.0)
Other comprehensive income before reclassification	—	2.9	—	2.9
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.2	0.2
Net current-period other comprehensive income	—	2.9	0.2	3.1
Ending balance as of March 29, 2025	$(5.3)	$(128.5)	$(7.1)	$(140.9)
(1)The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations, net of reclassification adjustments, for the nine months ended March 29, 2025. There was no tax impact for the nine months ended March 29, 2025. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Acquisitions
Inertial Labs, LLC
On January 28, 2025, the Company acquired all of the equity of Inertial Labs, LLC (Inertial Labs), a privately held company which specializes in Position, Navigation and Timing (PNT) solutions for aerospace, defense and industrial applications. The acquisition enables the Company to further broaden its solutions offering into the rapidly developing PNT landscape.
The total purchase consideration includes approximately $134.4 million paid in cash at closing and additional contingent consideration of up to $175.0 million. The net cash paid for the acquisition was $117.9 million, which reflects the cash paid at closing less cash acquired of $16.5 million. The future cash payments for the additional contingent consideration are dependent on the achievement of certain revenue targets over the course of a four-year period beginning in January 2025. From the contingent consideration of $175.0 million, $3.4 million shall be set aside for the payment of retention bonuses over the four-year earn-out period to key personnel and service providers, contingent on continued service to the Company. Any forfeited amount will be removed from the retention bonus pool and re-distributed to the shareholders of Inertial Labs upon the achievement of the earn-out targets. The portion of the estimated fair value of the earn-out liability allocated to the retention bonuses will be accounted for as post combination expense over the requisite service period.
The cash consideration paid at closing includes an escrow payment of $1.0 million subject to final net working capital adjustments. There was an additional $3.0 million held back by the Company for final net working capital adjustments, included in Other current liabilities on the Consolidated Balance Sheets. In addition, the Company held back $15.0 million for indemnity claims included in Other non-current liabilities on the Consolidated Balance Sheets. The acquisition meets the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $11.7 million and have been recorded within SG&A in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$16.5
Accounts receivable, net	8.1
Inventory, net	26.0
Prepayments and other current assets	1.2
Property, plant and equipment, net	2.3
Goodwill	129.7
Identified intangible assets acquired	117.6
Other non-current assets	1.9
Accounts payable	(1.4)
Accrued payroll and related expenses	(0.5)
Deferred revenue	(0.3)
Accrued expenses	(3.5)
Other non-current liabilities	(28.0)
Total purchase consideration	$269.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful life):

	Estimated Useful Life	Amount
Developed technology	4 to 7 years	$102.0
Customer relationship	6 years	9.6
Tradename	3 years	0.8
Backlog	2 years	5.2
Total identifiable assets acquired		$117.6
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Network Enablement segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. None of the goodwill recognized is deductible for U.S. income tax purposes.
The Company has included the financial results of Inertial Labs in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.

Jackson Labs Technologies, LLC
On October 5, 2022, the Company acquired all of the equity of Jackson Labs Technologies, LLC (Jackson Labs), a privately held company, which specializes in PNT solutions for critical infrastructure serving both military and civilian applications. The acquisition enables the Company to broaden its solutions offering into the rapidly developing PNT landscape.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Acquisitions

On March 2, 2025, the Company entered into a purchase agreement to acquire Spirent Communications plc’s high speed ethernet and network security business lines, for $410 million in base consideration and an additional $15 million contingent consideration to be paid at closing, subject to customary closing adjustments and conditions. The Company expects to fund this transaction with proceeds from a Term Loan B. The acquisition is conditional on regulatory approvals and is expected to close by July 31, 2025.

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

Acquisition related Contingent Consideration

The following table provides a reconciliation of changes in the fair value of the Company’s earn-out liabilities associated with the Company’s acquisitions for the three and nine months ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Beginning period balance	$2.1	$10.6	$9.5	$19.7
Additions to contingent consideration	116.2	—	116.2	—
Payment of contingent consideration	—	—	—	(0.7)
Fair value adjustment	2.5	0.6	(4.9)	(7.8)
Ending period balance	$120.8	$11.2	$120.8	$11.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of March 29, 2025, and June 29, 2024, the Company had total unbilled receivables of $20.3 million and $16.3 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

	March 29, 2025
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$83.7	$91.4
Revenue deferrals for new contracts (1)	31.9	82.0
Revenue recognized during the period (2)	(24.5)	(82.3)
Balance at end of period	$91.1	$91.1

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
The value of the transaction price allocated to remaining performance obligations as of March 29, 2025, was $315.0 million. The Company expects to recognize approximately 88% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 29, 2024	Acquisitions (1)	Charged to Costs and Expenses	Deductions (2)	March 29, 2025
Allowance for credit losses	$1.6	$0.6	$0.7	$(0.8)	$2.1
(1)Refer to “Note 5. Acquisitions” of the Notes to Consolidated Financial Statements for detail of acquisition.
(2)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	March 29, 2025	June 29, 2024
Finished goods	$54.7	$44.6
Work in process	19.3	15.4
Raw materials	42.2	36.5
Inventories, net	$116.2	$96.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	March 29, 2025	June 29, 2024
Refundable income taxes	$25.8	$28.5
Prepayments	17.4	18.5
Fair value of forward contracts	6.8	1.7
Advances to contract manufacturers	4.9	5.7
Transaction tax receivables	0.4	3.3
Asset held for sale	—	2.5
Other current assets	10.9	10.5
Prepayments and other current assets	$66.2	$70.7
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	March 29, 2025	June 29, 2024
Operating right-of-use (ROU) assets	$34.6	$35.8
Long-term restricted cash	5.1	5.5
Long-term investment (Note 7)	3.0	—
Deferred contract cost	3.0	2.5
Deposits	2.5	2.4
Debt issuance cost - Revolving Credit Facility	1.4	1.9
Other non-current assets	11.2	9.9
Other non-current assets	$60.8	$58.0
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	March 29, 2025	June 29, 2024
Fair value of contingent consideration	$30.9	$—
Operating lease liabilities	9.9	9.8
Interest payable	7.9	5.1
Fair value of forward contracts	6.4	1.5
Income tax payable	5.7	5.3
Warranty accrual	5.2	3.4
Transaction tax payable	5.0	4.0
Restructuring accrual	4.5	14.1
Acquisition related holdback and related accruals	4.0	—
Other current liabilities	7.4	14.3
Other current liabilities	$86.9	$57.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	March 29, 2025	June 29, 2024
Fair value of contingent consideration	$89.9	$9.5
Pension and post-employment benefits	51.4	51.2
Long-term deferred revenue	26.6	25.7
Operating lease liabilities	24.9	25.7
Uncertain tax position	19.1	17.0
Financing obligation	15.6	15.7
Acquisition related holdback	15.0	—
Deferred tax liability	8.3	11.7
Asset retirement obligations	3.5	3.0
Warranty accrual	1.7	4.0
Restructuring accrual	—	0.8
Other non-current liabilities	7.6	7.3
Other non-current liabilities	$263.6	$171.6
Note 7. Investments and Forward Contracts
Short-Term Investments
As of March 29, 2025, the Company’s short-term investments of $22.6 million were comprised of 30-day term deposits of $21.2 million and trading securities related to the deferred compensation plan of $1.4 million invested in equity securities.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three and nine months ended March 29, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Investment
The Company acquired an equity interest in Sensorsan Sensor Teknolojileri Anonim Sirketi (Sensorsan), a privately held entity and owns 40% percent of Sensorsan, through its acquisition of Inertial Labs.
The Company accounts for its investment in Sensorsan under the equity method of accounting. Under the equity method, the Company recognizes income or loss from its pro-rata share of Sensorsan’s net income or loss, which changes the carrying value of the Sensorsan investment.
The Company’s share of Sensorsan’s net income for the period from acquisition date until March 29, 2025 was less than $0.1 million. As of March 29, 2025, the carrying value of the Company’s investment in Sensorsan was $0.7 million, included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the three months ended March 29, 2025, revenue from sales to Sensorsan was $0.1 million.
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
As of March 29, 2025, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $6.8 million and $6.4 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 29, 2024, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 29, 2025 and June 29, 2024, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $57.8 million and $81.9 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $41.6 million and $26.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a gain of $0.5 million and a loss of $2.8 million for the three and nine months ended March 29, 2025, respectively, and losses of $0.8 million and $0.9 million for the three and nine months ended March 30, 2024, respectively.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	March 29, 2025				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities (1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds (2)	218.4	218.4	—	—	295.3	295.3	—	—
Trading securities (3)	1.4	1.4	—	—	1.5	1.5	—	—
Foreign currency forward contracts (4)	6.8	—	6.8	—	1.7	—	1.7	—
Non-marketable equity security (5)	3.0	—	—	3.0	—	—	—	—
Total assets	$229.9	$219.8	$7.1	$3.0	$298.8	$296.8	$2.0	$—

Liabilities:
Foreign currency forward contracts (6)	$6.4	$—	$6.4	$—	$1.5	$—	$1.5	$—
Contingent consideration (7)	120.8	—	—	120.8	9.5	—	—	9.5
Total liabilities	$127.2	$—	$6.4	$120.8	$11.0	$—	$1.5	$9.5
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of March 29, 2025, $211.7 million in Cash and cash equivalents, $3.3 million in Restricted cash and $3.4 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 29, 2024, $286.7 million in Cash and cash equivalents, $4.9 million in Restricted cash and $3.7 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other non-current assets on the Consolidated Balance Sheets.
(6)Included in Other current liabilities on the Consolidated Balance Sheets.
(7)As of March 29, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. As of June 29, 2024, included in Other non-current liabilities on the Consolidated Balance Sheets.

Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes) and 1.625% Senior Convertible Notes (2026 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	March 29, 2025				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$366.3	$—	$366.3	$—	$338.9	$—	$338.9	$—
1.625% Senior Convertible Notes	270.0	—	270.0	—	238.1	—	238.1	—
Total	$636.3	$—	$636.3	$—	$577.0	$—	$577.0	$—

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network Enablement	Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2024	$398.1	$12.6	$42.2	$452.9
Acquisition	129.7	—	—	$129.7
Currency translation	2.9	(0.1)	—	2.8
Balance as of March 29, 2025	$530.7	$12.5	$42.2	$585.4
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
There were no events or changes in circumstances that triggered an impairment review during the three and nine months ended March 29, 2025.
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of March 29, 2025 and June 29, 2024 (in millions):

As of March 29, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$538.4	$(414.9)	$123.5
Customer relationships	205.7	(195.0)	10.7
Other (1)	43.1	(37.6)	5.5
Total intangibles	$787.2	$(647.5)	$139.7

As of June 29, 2024	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$436.2	$(401.9)	$34.3
Customer relationships	194.8	(191.0)	3.8
Other (1)	36.7	(36.6)	0.1
Total intangibles	$667.7	$(629.5)	$38.2
(1)Other intangibles consist primarily of patents, proprietary know-how and trade secrets, trademarks and trade names.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of revenues	$6.1	$3.5	$12.7	$10.4
Operating expenses	1.2	1.5	3.3	5.0
Total amortization of intangible assets	$7.3	$5.0	$16.0	$15.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 29, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2025	$8.3
2026	31.4
2027	26.4
2028	20.3
2029	17.3
Thereafter	36.0
Total amortization	$139.7
The acquired developed technology, customer relationships and other intangibles balances are adjusted quarterly to record the effect of currency translation adjustments.
Note 11. Debt
As of March 29, 2025 and June 29, 2024, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	March 29, 2025	June 29, 2024
Principal amount of 1.625% Senior Convertible Notes	$250.0	$—
Unamortized 1.625% Senior Convertible Notes debt discount	(4.5)	—
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(0.7)	—
Short-term debt	$244.8	$—

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(3.9)	(4.6)
Principal amount of 1.625% Senior Convertible Notes	—	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	—	(8.1)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	—	(1.3)
Long-term debt	$396.1	$636.0
The Company was in compliance with all debt covenants as of March 29, 2025 and June 29, 2024.

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
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes will mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of March 29, 2025, the expected remaining term of the 2026 Notes is less than 1.0 year.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of March 29, 2025, the expected remaining term of the 2029 Notes is 4.5 years.
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

As of March 29, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $165.6 million, net of outstanding standby letters of credit of $4.4 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest expense-contractual interest	$4.8	$4.9	$14.3	$14.9
Amortization of debt issuance cost	0.6	0.7	1.8	2.0
Accretion of debt discount	1.2	1.2	3.6	3.6
Other	0.9	0.9	2.8	2.9
Total interest expense	$7.5	$7.7	$22.5	$23.4
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Operating lease costs (1)	$3.4	$3.1	$9.8	$9.7

Cash paid for amounts included in the measurement of operating lease liabilities	$3.5	$3.3	$9.7	$11.1
Operating ROU assets obtained in exchange for operating lease obligations	$4.4	$3.5	$7.1	$6.1
(1)Total variable lease costs were immaterial during the nine months ended March 29, 2025 and March 30, 2024. The total operating costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
As of March 29, 2025 and March 30, 2024, the weighted-average remaining lease term was 6.0 years and 6.5 years, respectively, and the weighted-average discount rate was 5.8% and 5.0%, respectively.
Future minimum operating lease payments as of March 29, 2025 are as follows (in millions):

Operating Leases
Remainder of 2025	$1.8
Fiscal 2026	11.3
Fiscal 2027	9.1
Fiscal 2028	6.4
Fiscal 2029	4.0
Thereafter	9.1
Total lease payments	41.7
Less: Interest	(6.9)
Present value of lease liabilities	$34.8

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

Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our Network and Service Enablement (NSE) and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the second quarter of fiscal 2026.
Fiscal 2023 Plan
The restructuring and workforce reduction plan initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 29, 2024	Restructuring and related charges (benefits)	Cash settlements	Balance as of March 29, 2025
Fiscal 2024 Plan
NSE/Corp	$13.4	$1.2	$(10.2)	$4.4
OSP	1.2	(0.1)	(1.0)	0.1
Fiscal 2024 Plan	14.6	1.1	(11.2)	4.5
Fiscal 2023 Plan
NSE	0.3	(0.2)	(0.1)	—
Fiscal 2023 Plan	0.3	(0.2)	(0.1)	—
Total (1)	$14.9	$0.9	$(11.3)	$4.5
(1)Included in Other current liabilities on the Consolidated Balance Sheet as of March 29, 2025 and certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet as of June 29, 2024.
Note 14. Income Taxes
The Company recorded an income tax benefit of $16.3 million and a income tax provision of $2.2 million for the three and nine months ended March 29, 2025. The Company recorded an income tax provision of $9.0 million and $25.2 million for the three and nine months ended March 30, 2024, respectively.
The income tax benefit for the three months and the income tax provision for the nine months ended March 29, 2025 primarily relates to a $25.9 million release of valuation allowance related to the acquisition of Inertial labs and income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss. The income tax provision for the three and nine months ended March 30, 2024 primarily relates to income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations and the acquisition of Inertial Labs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 29, 2025 and June 29, 2024, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $52.2 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $4.5 million accrued for the payment of interest and penalties as of March 29, 2025. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
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
During the nine months ended March 29, 2025, the Company repurchased 2.0 million shares of its common stock for $16.4 million under the 2022 Repurchase Plan. As of March 29, 2025, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
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
During the nine months ended March 29, 2025 and March 30, 2024, the Company granted 4.5 million and 3.6 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended March 29, 2025 and March 30, 2024 were estimated to be $39.5 million and $35.1 million, respectively.
During the nine months ended March 29, 2025 and March 30, 2024, the Company granted 1.5 million and 1.2 million performance-based awards, respectively. There were no performance-based shares attained over target during the nine months ended March 29, 2025 and March 30, 2024. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 29, 2025 and March 30, 2024 were estimated to be $15.1 million and $13.4 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 29, 2025, $66.6 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 29, 2025 and March 30, 2024, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Cost of revenues	$2.0	$1.2	$4.5	$3.7
Research and development	2.3	2.1	6.7	6.5
Selling, general and administrative	9.8	9.5	29.3	26.4
Total stock-based compensation expense	$14.1	$12.8	$40.5	$36.6
Approximately $1.3 million and $1.2 million of stock-based compensation was capitalized to inventory as of March 29, 2025 and March 30, 2024, respectively.
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
As of March 29, 2025, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 29, 2025, the Company contributed $1.0 million to the U.K. plan and $3.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	March 29, 2025	March 30, 2024	March 29, 2025	March 30, 2024
Interest cost	$0.8	$0.8	$2.4	$2.5
Expected return on plan assets	(0.4)	(0.4)	(1.3)	(1.4)
Amortization of net actuarial losses	—	0.2	0.2	0.1
Net periodic benefit cost	$0.4	$0.6	$1.3	$1.2
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
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $9.1 million related to its defined benefit pension plans during fiscal 2025 to make current benefit payments and fund future obligations. As of March 29, 2025, approximately $4.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 29, 2024.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of March 29, 2025, the Company had standby letters of credit of $6.6 million and performance bonds and other claims of $1.9 million collateralized by restricted cash.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 29, 2025 (in millions):

	March 29, 2025
	Three Months Ended	Nine Months Ended
Balance as of beginning of period	$6.8	$7.4
Provision for warranty	0.9	1.6
Utilization of reserve	(0.8)	(1.8)
Adjustments to pre-existing warranties (includes changes in estimates)	—	(0.3)
Balance as of end of period	$6.9	$6.9
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not allocate stock-based compensation, acquisition related charges, amortization of intangibles, amortization of inventory step-up, restructuring, impairment of goodwill, non-operating income and expenses, changes in fair value of contingent consideration liabilities, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Other Items” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
The following tables present information on the Company’s reportable segments for the three months ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended March 29, 2025
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$156.0	$8.9	$164.9	$76.6	$—	$241.5
Service revenue	32.0	11.3	43.3	—	—	43.3
Net revenue	$188.0	$20.2	$208.2	$76.6	$—	$284.8

Gross profit	$119.2	$12.1	$131.3	$39.5	$(10.1)	$160.7
Gross margin	63.4%	59.9%	63.1%	51.6%		56.4%

Operating income			$21.7	$26.0	$(39.2)	$8.5
Operating margin			10.4%	33.9%		3.0%

	Three Months Ended March 30, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$124.0	$7.1	$131.1	$76.2	$—	$207.3
Service revenue	27.7	11.0	38.7	—	—	38.7
Net revenue	$151.7	$18.1	$169.8	$76.2	$—	$246.0

Gross profit	$93.3	$11.0	$104.3	$38.2	$(4.6)	$137.9
Gross margin	61.5%	60.8%	61.4%	50.1%		56.1%

Operating (loss) income			$(3.1)	$26.1	$(34.9)	$(11.9)
Operating margin			(1.8)%	34.3%		(4.8)%
(1)See below table for details of reconciling items impacting gross profit and operating income.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	March 29, 2025	March 30, 2024
Corporate reconciling items impacting gross profit:
Total segment gross profit	$170.8	$142.5
Stock-based compensation	(2.0)	(1.2)
Amortization of intangibles	(6.1)	(3.5)
Amortization of inventory step up	(1.7)	—
Other (charges) benefits unrelated to core operating performance (1)	(0.3)	0.1
Total reconciling items	(10.1)	(4.6)
GAAP gross profit	$160.7	$137.9

Corporate reconciling items impacting operating income (loss):
Total segment operating income	$47.7	$23.0
Stock-based compensation	(14.1)	(12.8)
Amortization of intangibles	(7.3)	(5.0)
Change in fair value of contingent liability	(2.5)	(0.6)
Acquisition and integration related charges	(13.3)	(16.0)
Amortization of inventory step up	(1.7)	—
Other charges unrelated to core operating performance (1)	(0.6)	(0.4)
Restructuring and related benefits (charges)	0.3	(0.1)
Total reconciling items	(39.2)	(34.9)
GAAP operating income (loss) from continuing operations	$8.5	$(11.9)
(1)Other items include charges unrelated to core operating performance primarily consisting of transformational initiatives such as site consolidations, intangible impairment and gain or loss on disposal of long-lived assets.

The following tables present information on the Company’s reportable segments for the nine months ended March 29, 2025 and March 30, 2024 (in millions):

	Nine Months Ended March 29, 2025
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$415.5	$22.9	$438.4	$226.3	$—	$664.7
Service revenue	93.1	36.0	129.1	—	—	129.1
Net revenue	$508.6	$58.9	$567.5	$226.3	$—	$793.8

Gross profit	$320.9	$37.0	$357.9	$119.0	$(19.3)	$457.6
Gross margin	63.1%	62.8%	63.1%	52.6%		57.6%

Operating income			$31.8	$80.2	$(69.8)	$42.2
Operating margin			5.6%	35.4%		5.3%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 30, 2024
	Network and Service Enablement
	Network Enablement	Service Enablement	Network and Service Enablement	Optical Security and Performance Products	Other Items (1)	Consolidated GAAP Measures
Product revenue	$369.6	$25.6	$395.2	$228.6	$—	$623.8
Service revenue	87.6	37.0	124.6	—	—	124.6
Net revenue	$457.2	$62.6	$519.8	$228.6	$—	$748.4

Gross profit	$285.1	$41.3	$326.4	$117.9	$(14.0)	$430.3
Gross margin	62.4%	66.0%	62.8%	51.6%		57.5%

Operating income			$4.8	$82.7	$(61.0)	$26.5
Operating margin			0.9%	36.2%		3.5%
(1)See below table for details of reconciling items impacting gross profit and operating income.

	Nine Months Ended
	March 29, 2025	March 30, 2024
Corporate reconciling items impacting gross profit:
Total segment gross profit	$476.9	$444.3
Stock-based compensation	(4.5)	(3.7)
Amortization of intangibles	(12.7)	(10.4)
Amortization of inventory step up	(1.7)	—
Other (charges) benefits unrelated to core operating performance (1)	(0.4)	0.1
Total reconciling items	(19.3)	(14.0)
GAAP gross profit	$457.6	$430.3

Corporate reconciling items impacting operating income:
Total segment operating income	$112.0	$87.5
Stock-based compensation	(40.5)	(36.6)
Amortization of intangibles	(16.0)	(15.4)
Change in fair value of contingent liability	4.9	7.8
Acquisition and integration related charges	(16.7)	(16.6)
Other charges unrelated to core operating performance (1)(2)	(0.2)	(1.0)
Amortization of inventory step up	(1.7)	—
Litigation settlement	1.3	—
Restructuring and related (charges) benefits	(0.9)	0.8
Total reconciling items	(69.8)	(61.0)
GAAP operating income from continuing operations	$42.2	$26.5
(1)Other items include (charges) benefits unrelated to core operating performance primarily consisting of transformational initiatives such as site consolidations, intangible impairment and gain or loss on disposal of long-lived assets.
(2)Included in the nine months ended March 29, 2025 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $1.1 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company operates primarily in three geographic regions: Americas, Asia-Pacific, and Europe, Middle East and Africa (EMEA). Net revenue is assigned to the geographic region and country where the Company’s product is initially shipped. For example, certain customers may request shipment of the Company’s product to a contract manufacturer in one country, which may differ from the location of their end customers. The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and nine months ended March 29, 2025 and March 30, 2024 (in millions):

	Three Months Ended
	March 29, 2025			March 30, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$75.2	$14.7	$89.9	$62.3	$14.0	$76.3
Other Americas	12.3	5.9	18.2	8.8	3.2	12.0
Total Americas	$87.5	$20.6	$108.1	$71.1	$17.2	$88.3

Asia-Pacific:
Greater China	$50.8	$1.1	$51.9	$45.7	$1.3	$47.0
Other Asia-Pacific	41.8	7.0	48.8	36.5	6.2	42.7
Total Asia-Pacific	$92.6	$8.1	$100.7	$82.2	$7.5	$89.7

EMEA:	$61.4	$14.6	$76.0	$54.0	$14.0	$68.0

Total net revenue	$241.5	$43.3	$284.8	$207.3	$38.7	$246.0

	Nine Months Ended
	March 29, 2025			March 30, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$217.2	$44.2	$261.4	$198.5	$45.3	$243.8
Other Americas	37.7	13.8	51.5	37.1	11.0	48.1
Total Americas	$254.9	$58.0	$312.9	$235.6	$56.3	$291.9

Asia-Pacific:
Greater China	$151.1	$5.0	$156.1	$141.0	$4.5	$145.5
Other Asia-Pacific	102.8	21.3	124.1	89.7	19.9	109.6
Total Asia-Pacific	$253.9	$26.3	$280.2	$230.7	$24.4	$255.1

EMEA:	$155.9	$44.8	$200.7	$157.5	$43.9	$201.4

Total net revenue	$664.7	$129.1	$793.8	$623.8	$124.6	$748.4

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
•Our latest projections regarding the impact of tariffs and our strategies for mitigating such impact;
•Our expectations related to future tax liabilities resulting from future tax legislation; and

•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions, including global tariffs, ongoing geopolitical tensions including the conflict between Russia and Ukraine, the instability in the Middle East and the sustainability of recent cease-fire agreements, on our business, operations and financial results.

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
To serve our markets we operate the following business segments:
•Network Enablement (NE);
•Service Enablement (SE); and,
•Optical Security and Performance Products (OSP).
During the third quarter of fiscal 2025, the Network and Service Enablement (NSE) business grew year-over-year driven by recovery and growth across many of our product segments. OSP performance slightly improved year over year. We continue to monitor the demand for anti-counterfeiting products and are starting to see a demand supply equilibrium emerge in the anti-counterfeiting business.

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

Looking Ahead

As we look forward to the fourth quarter of fiscal 2025, we continue to see gradual recovery across many of our end markets and expect it to continue despite the evolving macro environment. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:

•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand Total Addressable Market (TAM);
•Extend VIAVI technologies and platforms into adjacent markets and applications; and,
•Continue productivity improvements in Operations, Research and Development (R&D) and Selling, General and Administrative (SG&A).
In April 2025, the U.S. administration announced broad-based, updated global tariffs and the situation continues to be dynamic and evolving. As we operate in this challenging environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are analyzing ways to optimize our operations and supply chain and strategies to reduce the impact from tariffs. Additionally, we are taking measures to control cost and implementing pricing actions to primarily mitigate the remaining impact.
Financial Highlights
Third quarter fiscal 2025 results included the following notable items:
•Net revenue of $284.8 million, up $38.8 million or 15.8% year-over-year.
•GAAP operating margin of 3.0%, up 780 bps year-over-year.
•Non-GAAP operating margin of 16.7%, up 740 bps year-over-year.
•GAAP net income of $19.5 million, up $44.1 million or 179.3% year-over-year.
•Non-GAAP net income of $33.9 million, up $20.7 million or 156.8% year-over-year.
•GAAP diluted EPS of $0.09, up $0.20 or 181.8% year-over-year.
•Non-GAAP diluted EPS of $0.15, up $0.09 or 150.0% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Operating Income	Operating Margin	Operating (Loss) Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$8.5	3.0%	$(11.9)	(4.8)%	$42.2	5.3%	$26.5	3.5%
Stock-based compensation	14.1	4.9%	12.8	5.2%	40.5	5.1%	36.6	4.9%
Change in fair value of contingent liability	2.5	0.9%	0.6	0.2%	(4.9)	(0.6)%	(7.8)	(1.0)%
Acquisition and integration related charges	13.3	4.7%	16.0	6.5%	16.7	2.1%	16.6	2.2%
Other charges unrelated to core operating performance (1)	0.6	0.2%	0.4	0.2%	0.2	—%	1.0	0.1%
Amortization of inventory step-up	1.7	0.6%	—	—%	1.7	0.2%	—	—%
Amortization of intangibles	7.3	2.5%	5.0	2.0%	16.0	2.0%	15.4	2.1%
Restructuring and related (benefits) charges	(0.3)	(0.1)%	0.1	—%	0.9	0.1%	(0.8)	(0.1)%
Litigation settlement	—	—%	—	—%	(1.3)	(0.1)%	—	—%
Total related to Cost of Revenues and Operating Expenses	39.2	13.7%	34.9	14.1%	69.8	8.8%	61.0	8.2%
Non-GAAP measures	$47.7	16.7%	$23.0	9.3%	$112.0	14.1%	$87.5	11.7%

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
GAAP measures	$19.5	$0.09	$(24.6)	$(0.11)	$26.8	$0.12	$(4.1)	$(0.02)
Items reconciling GAAP Net Income (Loss) and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	14.1	0.06	12.8	0.06	40.5	0.18	36.6	0.16
Change in fair value of contingent liability	2.5	0.01	0.6	—	(4.9)	(0.02)	(7.8)	(0.03)
Acquisition and integration related charges	13.3	0.06	16.0	0.07	16.7	0.08	16.6	0.07
Other charges unrelated to core operating performance (1)	0.6	—	0.3	—	0.2	—	1.0	0.01
Amortization of inventory step-up	1.7	0.01	—	—	1.7	0.01	—	—
Amortization of intangibles	7.3	0.03	5.0	0.02	16.0	0.07	15.4	0.07
Restructuring and related (benefits) charges	(0.3)	—	0.1	—	0.9	—	(0.8)	(0.01)
Litigation settlement	—	—	0.8	—	(1.3)	(0.01)	(6.3)	(0.03)
Non-cash interest expense and other expense	1.3	0.01	1.3	0.01	3.5	0.02	3.7	0.02
(Benefit from) provision for income taxes	(26.1)	(0.12)	0.9	0.01	(24.4)	(0.11)	2.1	0.01
Total related to Net Income and EPS	14.4	0.06	37.8	0.17	48.9	0.22	60.5	0.27
Non-GAAP measures	$33.9	$0.15	$13.2	$0.06	$75.7	$0.34	$56.4	$0.25
Shares used in per share calculation for Non-GAAP EPS		226.9		224.6		225.2		224.1
(1)Included in the nine months ended March 29, 2025 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $1.1 million.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance and believes providing this additional information allows investors to see Company results through the eyes of management, better understand its financial performance and evaluate the efficacy of the methodology used by management to measure such performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition related intangibles, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities and certain investing and acquisition related expenses and other activities that management believes are not reflective of such ordinary, ongoing and core operating activities. The non-GAAP adjustments described in this Form 10-Q are excluded by the Company from its GAAP financial measures because the Company believes excluding these items enables investors to evaluate more clearly and consistently the Company’s core operational performance. The non-GAAP adjustments are outlined below.
 Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of gross margin and operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, equipment and intangibles that have been identified for disposal but remained in use until the date of disposal, (ii) charges such as severance, benefits and outplacement costs related to restructuring plans, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) amortization expense related to inventory step-up (vii) changes in fair value of contingent consideration liabilities, (viii) acquisition related transaction and integration costs related to acquired entities, (ix) litigation and legal settlements and (x) other charges unrelated to our core operating performance comprised mainly of other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations, and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions):

	Three Months Ended				Nine Months Ended
	March 29, 2025	March 30, 2024	Change	Percent Change	March 29, 2025	March 30, 2024	Change	Percent Change
Segment net revenue:
NE	$188.0	$151.7	$36.3	23.9%	$508.6	$457.2	$51.4	11.2%
SE	20.2	18.1	2.1	11.6%	58.9	62.6	(3.7)	(5.9)%
OSP	76.6	76.2	0.4	0.5%	226.3	228.6	(2.3)	(1.0)%
Total net revenue	$284.8	$246.0	$38.8	15.8%	$793.8	$748.4	$45.4	6.1%

Amortization of acquired technologies	$6.1	$3.5	$2.6	74.3%	$12.7	$10.4	$2.3	22.1%
Percentage of net revenue	2.1%	1.4%			1.6%	1.4%

Gross profit	$160.7	$137.9	$22.8	16.5%	$457.6	$430.3	$27.3	6.3%
Gross margin	56.4%	56.1%			57.6%	57.5%

Research and development	$50.0	$50.0	$—	—%	$151.5	$149.4	$2.1	1.4%
Percentage of net revenue	17.6%	20.3%			19.1%	20.0%

Selling, general and administrative	$101.3	$98.2	$3.1	3.2%	$259.7	$250.2	$9.5	3.8%
Percentage of net revenue	35.6%	39.9%			32.7%	33.4%

Amortization of other intangibles	$1.2	$1.5	$(0.3)	(20.0)%	$3.3	$5.0	$(1.7)	(34.0)%
Percentage of net revenue	0.4%	0.6%			0.4%	0.7%

Restructuring and related (benefits) charges	$(0.3)	$0.1	$(0.4)	(400.0)%	$0.9	$(0.8)	$1.7	(212.5)%
Percentage of net revenue	0.1%	—%			0.1%	0.1%

Interest and other income, net	$2.2	$4.0	$(1.8)	(45.0)%	$9.3	$18.0	$(8.7)	(48.3)%
Percentage of net revenue	0.8%	1.6%			1.2%	2.4%

Interest expense	$(7.5)	$(7.7)	$0.2	(2.6)%	$(22.5)	$(23.4)	$0.9	(3.8)%
Percentage of net revenue	2.6%	3.1%			2.8%	3.1%

(Benefit from) provision for income taxes	$(16.3)	$9.0	$(25.3)	(281.1)%	$2.2	$25.2	$(23.0)	(91.3)%
Percentage of net revenue	5.7%	3.7%			0.3%	3.4%

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
Three and Nine Months Ended March 29, 2025 and March 30, 2024
Net revenue increased by $38.8 million, or 15.8%, during the three months ended March 29, 2025 compared to the same period a year ago. This increase reflects higher spend by Network Equipment Manufacturers (NEMs), and aerospace and defense customers.
Net revenue increased by $45.4 million, or 6.1%, during the nine months ended March 29, 2025 compared to the same period a year ago. This increase reflects higher spend by NEMs, aerospace and defense customers and service providers, partially offset by lower wireless and 3D sensing revenues.
Product revenues increased by $34.2 million, or 16.5%, during the three months ended March 29, 2025 compared to the same period a year ago, driven by revenue increases in our all segments.
Product revenues increased by $40.9 million, or 6.6%, during the nine months ended March 29, 2025 compared to the same period a year ago, driven by a revenue increase in our NE segment, partially offset by revenue decreases in our SE and OSP segments.
Service revenues increased by $4.6 million, or 11.9% during the three months ended March 29, 2025, compared to the same period a year ago driven by revenue increases in our NE and SE segments.
Service revenues increased by $4.5 million, or 3.6% during the nine months ended March 29, 2025 compared to the same period a year ago, driven by a revenue increase in our NE segment, partially offset by a revenue decrease in our SE segment.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of 5G technology at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability, and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks. The recent global tariffs implemented could increase our costs and impact our business.
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

	Three Months Ended				Nine Months Ended
	March 29, 2025		March 30, 2024		March 29, 2025		March 30, 2024
Americas:
United States	$89.9	31.6%	$76.3	31.0%	$261.4	32.9%	$243.8	32.6%
Other Americas	18.2	6.4%	12.0	4.9%	51.5	6.5%	48.1	6.4%
Total Americas	$108.1	38.0%	$88.3	35.9%	$312.9	39.4%	$291.9	39.0%

Asia-Pacific:
Greater China	$51.9	18.3%	$47.0	19.1%	$156.1	19.7%	$145.5	19.5%
Other Asia-Pacific	48.8	17.1%	42.7	17.4%	124.1	15.6%	109.6	14.6%
Total Asia-Pacific	$100.7	35.4%	$89.7	36.5%	$280.2	35.3%	$255.1	34.1%

EMEA:	$76.0	26.6%	$68.0	27.6%	$200.7	25.3%	$201.4	26.9%

Total net revenue	$284.8	100.0%	$246.0	100.0%	$793.8	100.0%	$748.4	100.0%
Net revenue from customers outside the Americas represented 62.0% and 60.6% of net revenue, respectively, during the three and nine months ended March 29, 2025. Net revenue from customers outside the Americas represented 64.1% and 61.0% of net revenue, respectively, during the three and nine months ended March 30, 2024.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues increased $2.6 million or 74.3% and $2.3 million or 22.1% during the three and nine months ended March 29, 2025, respectively, compared to the same periods a year ago. This increase is primarily due to the amortization of intangibles acquired through a current year acquisition partially offset by certain intangibles becoming fully amortized.
Gross Margin
Gross margin increased by 0.3 percentage points during the three months ended March 29, 2025 from 56.1% in the same period a year ago to 56.4% in the current period. The increase was primarily due to gross margin increase in NE and OSP, partially offset by gross margin decrease in SE, as discussed below in the Operating Segment Information section.
Gross margin increased by 0.1 percentage points during the nine months ended March 29, 2025 from 57.5% in the same period a year ago to 57.6% in the current period. The increase was primarily due to gross margin increase in NE and OSP, partially offset by gross margin decrease in SE, as discussed below in the Operating Segment Information section.
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

Research and Development
R&D expense remained flat during the three months ended March 29, 2025 compared to the same period a year ago. Higher variable expenses and incremental cost from a current year acquisition were offset by a one-time R&D tax credit catch-up. As a percentage of net revenue, R&D expense decreased by 2.7 percentage points during the three months ended March 29, 2025 compared to the same period a year ago.
R&D expense increased by $2.1 million, or 1.4% during the nine months ended March 29, 2025 compared to the same period a year ago. This increase was primarily due to higher variable expenses and incremental cost from a current year acquisition offset by a one-time R&D tax credit catch-up. As a percentage of net revenue, R&D expense decreased by 0.9 percentage points during the nine months ended March 29, 2025 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace. One such investment is the VIAVI Automated Lab-as-a-Service for Open RAN (VALOR), which became fully operational in the second quarter of fiscal 2025.
Selling, General and Administrative
SG&A expense increased by $3.1 million, or 3.2%, during the three months ended March 29, 2025 compared to the same period a year ago. This increase was primarily due to higher variable expenses and the change in fair value of acquisition related contingent consideration, partially offset by lower acquisition and integration related charges. As a percentage of net revenue, SG&A expense decreased 4.3 percentage points during the three months ended March 29, 2025 compared to the same period a year ago.
SG&A expense increased by $9.5 million, or 3.8%, during the nine months ended March 29, 2025 compared to the same period a year ago. This increase was primarily due to higher variable expenses, the change in fair value of acquisition related contingent consideration and higher stock-based compensation. As a percentage of net revenue, SG&A expense decreased 0.7 percentage points during the nine months ended March 29, 2025 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses decreased $0.3 million or 20.0% and $1.7 million or 34.0% during the three and nine months ended March 29, 2025, respectively, compared to the same periods a year ago. These decreases are primarily due to certain intangibles becoming fully amortized partially offset by amortization of intangibles acquired through a current year acquisition.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected, impacting all segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the second quarter of fiscal 2026.
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
As of March 29, 2025, our total restructuring accrual was $4.5 million.
During the three and nine months ended March 29, 2025, the Company recorded restructuring benefits of $0.3 million and charges of $1.1 million, respectively, related to the Fiscal 2024 Plan. During the nine months ended March 29, 2025, the Company recorded restructuring benefits of $0.2 million related to the Fiscal 2023 Plan. During the three and nine months ended March 30, 2024, the Company recorded restructuring charges of $0.1 million and benefits of $0.8 million, respectively, related to the Fiscal 2023 Plan.
We estimate future cash payments of $4.5 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.

Interest and other income, net
Interest and other income, net, was $2.2 million during the three months ended March 29, 2025 compared to $4.0 million during the same period a year ago. This $1.8 million decrease was primarily driven by a decrease in interest income due to lower cash balances and lower yields compared to the prior period.
Interest and other income, net, was $9.3 million during the nine months ended March 29, 2025 compared to $18.0 million during the same period a year ago. This $8.7 million decrease was primarily driven by a legal settlement in our favor in the amount of $7.3 million in the prior period and a decrease in interest income due to lower cash balances and lower yields compared to the prior period.
Interest Expense
Interest expense decreased by $0.2 million, or 2.6% during the three months ended March 29, 2025 compared to the same period a year ago. This decrease was primarily driven by lower outstanding debt when compared to the prior period.
Interest expense decreased by $0.9 million, or 3.8% during the nine months ended March 29, 2025 compared to the same period a year ago. This decrease was primarily driven by lower outstanding debt when compared to the prior period.
Provision for Income Taxes
We recorded an income tax benefit of $16.3 million and an income tax provision of $2.2 million for the three and nine months ended March 29, 2025, respectively. We recorded an income tax provision of $9.0 million and $25.2 million for the three and nine months ended March 30, 2024, respectively.
The income tax benefit for the three months and the income tax provision for the nine months ended March 29, 2025 primarily relates to a $25.9 million release of valuation allowance related to our acquisition of Inertial labs and income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss. The income tax provision for the three and nine months ended March 30, 2024 primarily relates to income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations and our acquisition of Inertial Labs.
As of March 29, 2025, and June 29, 2024, our unrecognized tax benefits (net of Federal benefits) totaled $52.2 million and $50.7 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $4.5 million accrued for the payment of interest and penalties as of March 29, 2025. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended				Nine Months Ended
	March 29, 2025	March 30, 2024	Change	Percentage Change	March 29, 2025	March 30, 2024	Change	Percentage Change
Network Enablement
Net revenue	$188.0	$151.7	$36.3	23.9%	$508.6	$457.2	$51.4	11.2%
Gross profit	119.2	93.3	25.9	27.8%	320.9	285.1	35.8	12.6%
Gross margin	63.4%	61.5%			63.1%	62.4%

Service Enablement
Net revenue	$20.2	$18.1	$2.1	11.6%	$58.9	$62.6	$(3.7)	(5.9)%
Gross profit	12.1	11.0	1.1	10.0%	37.0	41.3	(4.3)	(10.4)%
Gross margin	59.9%	60.8%			62.8%	66.0%

Network and Service Enablement
Net revenue	$208.2	$169.8	$38.4	22.6%	$567.5	$519.8	$47.7	9.2%
Operating income (loss)	21.7	(3.1)	24.8	800.0%	31.8	4.8	27.0	562.5%
Operating margin	10.4%	(1.8)%			5.6%	0.9%

Optical Security and Performance
Net revenue	$76.6	$76.2	$0.4	0.5%	$226.3	$228.6	$(2.3)	(1.0)%
Gross profit	39.5	38.2	1.3	3.4%	119.0	117.9	1.1	0.9%
Gross margin	51.6%	50.1%			52.6%	51.6%
Operating income	$26.0	$26.1	$(0.1)	(0.4)%	$80.2	$82.7	$(2.5)	(3.0)%
Operating margin	33.9%	34.3%			35.4%	36.2%

Network Enablement
NE net revenue increased by $36.3 million, or 23.9%, during the three months ended March 29, 2025 compared to the same period a year ago, primarily driven by higher volume in Lab and Production, Aerospace and Defense and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NE net revenue increased by $51.4 million, or 11.2%, during the nine months ended March 29, 2025 compared to the same period a year ago, primarily driven by higher volume in Lab and Production, Aerospace and Defense and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NE gross margin increased by 1.9 percentage points during the three months ended March 29, 2025 to 63.4% from 61.5% in the same period a year ago primarily due to higher volume and favorable product mix.
NE gross margin increased by 0.7 percentage points during the nine months ended March 29, 2025 to 63.1% from 62.4% in the same period a year ago primarily due to higher volume and favorable product mix.
Service Enablement
SE net revenue increased by $2.1 million, or 11.6%, during the three months ended March 29, 2025 compared to the same period a year ago primarily driven by higher volume in Assurance.
SE net revenue decreased by $3.7 million, or 5.9%, during the nine months ended March 29, 2025 compared to the same period a year ago primarily driven by lower volume in Assurance and Data Center, offset in part by higher Wireless Enterprise Solutions revenue.
SE gross margin decreased by 0.9 percentage points during the three months ended March 29, 2025 to 59.9% from 60.8% in the same period a year ago primarily due to lower volume.
SE gross margin decreased by 3.2 percentage points during the nine months ended March 29, 2025 to 62.8% from 66.0% in the same period a year ago primarily due to lower volume.
Network and Service Enablement
NSE operating margin increased by 12.2 percentage points during the three months ended March 29, 2025 to 10.4% from (1.8)% in the same period a year ago primarily due to higher volume and one-time R&D tax credit catch-up.
NSE operating margin increased by 4.7 percentage points during the nine months ended March 29, 2025 to 5.6% from 0.9% in the same period a year ago primarily due to higher volume and one-time R&D tax credit catch-up.
Optical Security and Performance Products
OSP net revenue increased by $0.4 million, or 0.5%, during the three months ended March 29, 2025 compared to the same period a year ago. This increase was primarily driven by Anti-Counterfeiting and Other revenues offset in part by a decrease in 3D sensing revenue.
OSP net revenue decreased by $2.3 million, or 1.0%, during the nine months ended March 29, 2025 compared to the same period a year ago. This decrease was primarily driven by lower 3D sensing revenue offset in part by higher Anti-Counterfeiting and Other revenues.
OSP gross margin increased by 1.5 percentage points during the three months ended March 29, 2025 to 51.6% from 50.1% in the same period a year ago primarily due to higher volume.
OSP gross margin increased by 1.0 percentage points during the nine months ended March 29, 2025 to 52.6% from 51.6% in the same period a year ago primarily due to higher volume.
OSP operating margin decreased by 0.4 percentage points during the three months ended March 29, 2025 to 33.9% from 34.3% in the same period a year ago primarily due to unfavorable product mix and higher operating expense.
OSP operating margin decreased by 0.8 percentage points during the nine months ended March 29, 2025 to 35.4% from 36.2% in the same period a year ago primarily due to unfavorable product mix and higher operating expenses.

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

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and reported as a separate component of stockholders’ equity. As of March 29, 2025, U.S. subsidiaries owned approximately 27.5% of our cash and cash equivalents, short-term investments and restricted cash.
As of March 29, 2025, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended March 29, 2025, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of March 29, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $165.6 million, net of outstanding standby letters of credit of $4.4 million.
Refer to “Note 11. Debt” for more information.
Cash Flows for the Nine Months Ended March 29, 2025
As of March 29, 2025, our combined balance of cash and cash equivalents and restricted cash decreased by $99.1 million to $382.7 million from $481.8 million as of June 29, 2024.
During the nine months ended March 29, 2025, Cash provided by operating activities was $66.0 million, consisting of net income of $26.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $54.0 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $14.8 million. Changes in our operating assets and liabilities related to an increase in accounts receivable of $31.9 million due to billings outpacing collections, a decrease in accrued expenses and other current and non-current liabilities of $8.3 million due primarily to restructuring payments, an increase in other current and non-current assets of $1.5 million, a decrease in deferred revenue of $0.9 million and an increase in inventory of $0.3 million. These were offset by an increase in accounts payable of $15.7 million driven by timing of purchases and related payments, an increase in accrued payroll and related expenses of $6.8 million due primarily to variable pay and an increase in income taxes payable of $5.6 million.
During the nine months ended March 29, 2025, Cash used in investing activities was $140.7 million, primarily resulting from $117.9 million used for an acquisition, $22.3 million used for capital expenditures, $3.0 million investment in a non-marketable equity security and $2.2 million net purchases of short-term investments offset by $4.7 million in proceeds from the sale of assets.
During the nine months ended March 29, 2025, Cash used in financing activities was $23.5 million, primarily resulting from $16.4 million cash paid to repurchase common stock under our share repurchase program and $13.1 million in withholding tax payments on the vesting of restricted stock and performance-based awards. These were offset by $6.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.

Share Repurchase Program
During the nine months ended March 29, 2025, we repurchased 2.0 million shares of our common stock for $16.4 million pursuant to our 2022 Repurchase Plan. As of March 29, 2025, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2025.
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
The U.K. plan is fully funded, and the other German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 29, 2025, our pension plans were under-funded by $48.8 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 29, 2025, the fair value of plan assets had decreased approximately 3.4% since June 29, 2024, our most recent fiscal year end.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 29, 2025.
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

We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, conflict in the Middle East and the sustainability of recent cease-fire agreements in the region, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. For example, in May 2023, China announced controls on the use of Micron products in China, following a cybersecurity review of Micron. At this time, the scope of these restrictions and entities impacted, and impact on VIAVI, is unclear. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. Further, the U.S. administration is implementing broad-based global tariffs that could adversely impact trade relations and result in higher costs. The final timing and amount of tariff rates continues to evolve and therefore the impact is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.

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
•Our ability to comply with the laws and regulations of the countries in which we do business, including, among others, customs, import/export, product compliance, economic sanctions, anti-bribery, anti-competition, climate/sustainability regulations, and tax and data privacy laws, which may be subject to sudden and unexpected changes;
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

These measures, along with the additional tariffs announced by the U.S. administration in April 2025, or other trade actions that may be implemented, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. These actions could require us to pass these costs to our customers, which could decrease demand for our products, and could adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of April 26, 2025, we had 1,429 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

There were no shares repurchased under our 2022 Repurchase Plan during the three months ended March 29, 2025, with remaining authorization of $198.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

On February 4, 2025, Richard E Belluzzo, Chairman of the Board of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 50,312 shares of common stock. Mr. Belluzzo’s plan begins on February 4, 2025, and expires on October 31, 2025. The earliest date that sales could occur under this plan is May 6, 2025.

None of VIAVI’s other directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 29, 2025.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Asset Purchase Agreement by and between Viavi Solutions Inc. and Keysight Technologies, Inc., dated as of March 2, 2025				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2025	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)