Form 10-K
period 2025-06-28
VIAVI SOLUTIONS INC.
filed 2025-08-11
CIK 912093

f

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 28, 2025
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

As of December 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $2.2 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 26, 2025, the Registrant had 223,245,915 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 28, 2025 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 28, 2025 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, synergies, benefits and other matters related to the acquisition of the high-speed ethernet, network security and channel emulation testing business lines of Spirent Communications plc, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
•Our expectations regarding the impact of tariffs and our strategies for mitigating such impact;
•Our expectations related to future tax liabilities resulting from future tax legislation; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions, including global tariffs, ongoing geopolitical tensions including the conflict between Russia and Ukraine, the instability in the Middle East, on our business, operations and financial results.
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) is a global provider of network test, monitoring and assurance solutions for telecommunications, cloud, enterprises, first responders, military, aerospace and critical infrastructure. VIAVI is also a leader in optical processing technologies for anti-counterfeiting, 3D sensing, aerospace, automotive and industrial applications.
To serve our markets, we operate the following business segments:
•Network and Service Enablement (NSE); and
•Optical Security and Performance Products (OSP).
Effective March 30, 2025, the Company realigned its segment reporting structure. As a result, the company’s Network Enablement (NE) and Service Enablement (SE) business activities are now reported as a single operating and reportable segment, NSE. Recent acquisitions have reduced the SE segment revenue as a percentage of total VIAVI revenue. In addition, NE and SE are managed under common leadership, share many of the same customers and suppliers and operating expenses associated with the NSE business are not exclusively allocated to either NE or SE.
Corporate Strategy
Our objective is to continue to be a leading provider in the markets and industries we serve. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:
•Defend and consolidate leadership in core business segments:
–NSE: Lab-to-Field integration across NE Platforms; integration between NE and SE platforms; and
–OSP: continued innovation in anti-counterfeiting pigments and 3D sensing.
•Invest in secular trends to drive growth and expand total addressable market (TAM):
–Fiber densification: Fiber-to-the-everywhere (FTTx), cable, wireless backhaul and data centers;
–Wireless: 5G-to-6G evolution, Open Radio Access Network (ORAN), AI-RAN, RAN optimization, private 5G networks and intelligent edge; and
–High-performance optical applications: free-space optical communications, quantum key distribution and quantum computing and automotive LiDAR.
•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications:
–Expand and grow mission-critical applications such as aerospace and defense, resilient positioning, navigation and timing (PNT) and network security; and
–Transform and extend SE business unit through cloud-centric architecture, artificial intelligence (AI) and machine learning (ML), analytics, automation and security.
Our long-term capital allocation strategy, which supports our corporate strategy, is as follows:
•Maintenance and run-rate investments to support operations;
•Organic investments in initiatives to support revenue growth and productivity;
•Execute on debt management strategy;
•Return capital to shareholders through share buybacks;
•Leverage our net operating loss carryforwards (NOLs); and
•Mergers and acquisitions that are synergistic to company strategy and business segments.

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
Network and Service Enablement
Our NSE segment provides an integrated portfolio of testing, monitoring, assurance and security solutions to help build, maintain and optimize telecom and datacom networks.
Our solutions address lab and production environments, network management, service assurance and artificial intelligence for IT operations (AIOps) for any kind of network, including wireless, wireline, cloud, satellite, public safety, military and critical infrastructure. Our test instrument portfolio is one of the largest in the industry, with millions of units in active use by service providers and network equipment manufacturers (NEMs) worldwide.
Our Fiber products include an extensive range of instruments and systems enabling the development and testing of high-performance integrated circuits, telecom and datacom equipment, modules and networks.
Our Wireless products consist of flexible application software and multi-functional hardware to enable the development of wireless infrastructure products and the buildout and management of wireless networks.
Our AIOps solutions portfolio leverages AI, ML and big data analytics to automate and enhance end-to-end, multi-domain network operations and automation. Our Network Performance and Threat Solutions (NPTS) portfolio helps enterprise IT and security teams monitor and optimize connectivity for their employees and conducts preventative and forensic analysis to address rising network and security challenges from remote work.
Our Aerospace and Defense business is a leading provider of test equipment for mission critical communication and avionics applications. In addition, we are also a leading provider of products and modules to ensure resilient PNT for civilian and aerospace and defense customers.
Markets
Our NSE segment provides solutions and services for telecommunications service providers, NEMs, communication integrated circuit developers, cloud operators, enterprises, first responders, military, aerospace and critical infrastructure customers.
Customers
NSE customers include telecom and datacom service providers, critical infrastructure operators, semiconductor and network equipment vendors, state and federal agencies, utilities and the armed forces. Examples of our customers include América Móvil, AT&T Inc., Lumen Technologies, Inc. (formerly CenturyLink, Inc.), Ciena, Cisco Systems, Inc., Ericsson, Nokia Corporation, British Telecom Openreach, Deutsche Telekom AG and Verizon Communications Inc.
For further information related to our customers, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.
Competition
NSE competitors include Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., NetScout Systems, Inc., Riverbed Technology, Inc., Rohde & Schwarz, VeEX Inc. and Spirent Communications plc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of products and monitoring solutions available in the network and service enablement industry.

Industry Trends for NSE
Rapid growth in network bandwidth demand is the primary driver for our products. Network service providers, data centers operators and their ecosystems are being compelled to upgrade their infrastructure to support the rapid increase in demand for bandwidth and compute power. Service providers and data center operators are investing in new products and technologies that increase the bandwidth and performance of their networks. For wireline operators this means expanding and increasing the fiber bandwidth and for wireless operators it means migrating their networks to the next generations of wireless technologies. The data center ecosystem, consisting of semiconductor vendors, transceiver and module developers, NEMs, and end users including hyperscalers and data center operators amongst others, is also driving rapid change and strong demand in the industry.
In the wireless sector, 5G networks are evolving as service providers deploy 5G Standalone (5GSA) with 5G-specific core networks, enabling differentiated services through network slicing and private networks. The formal inclusion of non-terrestial networks in the 3GPP standards has led to a rise in collaboration between the wireless and satellite sectors and the introduction of satellite-based services including direct-to-cell and satellite broadband. The industry is conducting research to define the path to 6G along vectors including AI across all network functions, new frequency bands, integrated sensing and communications, multiple access and ray tracing.
In fiber, existing network infrastructure that is not otherwise being upgraded is also expected to be modernized with new cable and access technologies. Cable operators are investing in Distributed Access Architecture (DAA) and extending frequencies and network capacity.
In aerospace and defense, the increased threat of disruption, jamming and spoofing of GPS and GNSS signal is driving the need for solutions to mitigate this threat. Resilient PNT is a broad set of technologies and products that are used to achieve these goals. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade communication infrastructure.
Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture and sell technologies for the anti-counterfeiting, 3D sensing, government and aerospace, automotive and industrial markets.
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
Our technologies targeting 3D sensing, consumer electronics, industrial, government and automotive sensing include precise, high-performance, optical thin-film coatings and light shaping optics capabilities. VIAVI offerings for 3D sensing applications include Low Angle Shift (LAS) optical filters that offer the system designer unprecedented control over performance variation and signal-to-noise ratio, especially in 3D depth sensing camera systems. VIAVI also offers Engineered Diffusers, marketed under the trademark “Engineered Diffusers®”, for 3D sensing applications.
Other OSP product lines include custom color solutions and spectral sensing. Custom color solutions include innovative special effects pigments and spectral sensing solutions include handheld and process near infrared spectrometers.
Markets
Our OSP segment delivers overt and covert technologies to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP optical thin-film coatings and light shaping optics serve a range of markets including 3D sensing, consumer electronics, industrial, government and automotive sensing. Custom color solutions target a range of decorative applications for the automotive, sports apparel and architecture markets and spectral sensing solutions address requirements in the pharmaceutical, law enforcement, agriculture, food, feed and industrial markets.

Customers
OSP customers include SICPA Holding SA Company (SICPA), Lockheed Martin Corporation and Seiko Epson Corporation.
We have a strategic alliance with SICPA to market and sell our OVP and OVMP product lines for banknote anti-counterfeiting applications worldwide. A material reduction in sales, or loss of the relationship with SICPA, may harm our business and operating results as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves in a timely manner. For additional information please see the Risk Factor entitled “We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales” under Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Competition
OSP competitors include providers of anti-counterfeiting technologies such as Giesecke & Devrient and Crane NXT; special-effect pigments such as Merck KGA and FYOTEC; optical coatings companies such as Materion, Zhejiang Crystal-Optech Co Ltd. and Platinum Optics Technology, Inc.; and manufacturers of passive and other optical components such as Coherent and ams OSRAM.
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
Consumer Electronics and Industrial: Our OSP business manufactures and sells optical filters for 3D sensing products that separate ambient light from incoming data to allow devices to be controlled by a person’s movements or gestures. Our Engineered Diffusers shape light emitted for industrial, consumer electronics and biomedical applications and also enhance eye safety. We provide multicavity and linear variable optical filters on a variety of substrates for applications, including thermal imaging, spectroscopy and pollution monitoring. We also develop and manufacture handheld and process near infrared spectrometers that leverage our linear variable optical filters for use in applications for agriculture, law enforcement, pharmaceutical and other markets.
Government: Our products are used in a variety of government and aerospace applications, including optics for inter-satellite laser communications, guidance systems, laser eye protection and night vision systems. These products, including coatings and optical filters, are optimized for each specific application.
Automotive: For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications using our ChromaFlair® and SpectraFlair® pigments to create color effects that emphasize body contours, create dynamic environments, or enhance products in motion. These pigments are added to paints, plastics or textiles for automotive, sports apparel and other applications. Additionally, our optical filters and Engineered Diffusers enable automotive sensing applications including LiDAR and in-cabin monitoring.
Industry Trends
For over 75 years, OSP has developed and deployed capabilities that alter how the light is transmitted, reflected and absorbed, enabling a range of mission critical and high-volume optical solutions.
We leverage our capabilities to deliver technologies that enable anti-counterfeiting solutions designed to protect the integrity of banknotes and other documents of value. The wide availability of advanced and relatively low-cost imaging technologies and printing tools presents a consistent threat to the integrity of secure documents, necessitating robust, technically sophisticated and easy to validate anti-counterfeiting features. Our security pigment technologies enable intuitive overt optical effects that consumers can easily and quickly recognize, and that counterfeiters find very difficult to reproduce.
Major trends in banknote design include an interest in incorporating more security features even on lower value denominations, a greater variety of colors, development of eye-catching abstract images, and implementing vertical orientation more frequently. Our technologies enable solutions for designers to address these trends.

We also design, manufacture and sell optical filters to improve the performance of optical sensors for a range of applications, including 3D sensing. 3D sensing applications allow consumers to interact with their devices more naturally by enabling electronic devices to accurately measure depth and motion. Our filters play an important role in those applications, separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented LAS technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as one of the industry’s leading suppliers of high-performance filters enabling depth-sensing systems in consumer electronics.
Major trends in 3D sensing and other applications we target include an ongoing drive toward enabling increased efficiency in size, weight and power (SWaP). As an example, customers in the mobile handset market are increasingly interested in delivering products that have increasingly thin physical profiles, necessitating innovation in the design and manufacturing of optical filters to meet those expectations.
In addition to anti-counterfeiting and 3D sensing applications, OSP technologies enable optical solutions for a range of other applications for customers in the aerospace, defense, biomedical and industrial markets.
Research and Development
We devote substantial resources to research and development (R&D) to develop new and enhanced products to serve our markets. Once the design of a product is complete, our engineering efforts shift to enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
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
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, industrial, government and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments for a variety of applications. Other areas for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smartphone sensors. OSP also develops, manufactures and sells a line of hand-held and process spectrometers with applications in the agriculture, law enforcement, pharmaceuticals and food markets.
Sales and Marketing
We market and sell products to communications service providers (CSPs), NEMs, original equipment manufacturers (OEMs), enterprises, governmental organizations, distributors and strategic partners worldwide. We have a dedicated sales force organized around each of the markets that we serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance and cost requirements. We are also supported by a worldwide channel community who support our NSE segment.
OSP sales and marketing efforts are targeted primarily toward customers in the consumer electronics, government, commercial aerospace, automotive, biomedical and industrial markets. We have a dedicated direct global sales force focused on understanding customers’ requirements and building market awareness and acceptance of our products. Our direct sales force is complemented by a highly trained team of field applications engineers who assist customers in designing, testing and qualifying our products. We market our products and capabilities through attendance at trade shows, the production of promotional webinars, the development of samples and product demonstrations, participation in technical forums, select advertising and by developing customer partnerships.

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
Manufacturing
As of June 28, 2025, we have significant manufacturing facilities for our NSE and OSP segments located in China, France, Germany, the United Kingdom and the United States. Our most significant contract manufacturing partners are located in China and Thailand.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we intend to establish at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products include patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable intellectual property cross-licensing agreements. As of June 28, 2025, we own approximately 1,085 U.S. patents and 2,075 foreign patents and have 1,164 patent applications pending throughout the world. The average age of the patents we hold is 9.0 years, which is younger than the midpoint of the average 20-year life of a patent.
Backlog
Due to possible changes in product delivery schedules and cancellation of product orders, and because our sales often reflect orders shipped in the same quarter in which they are received, our backlog at any particular date is not necessarily indicative of actual revenue or the level of orders for any succeeding period.
Seasonality
Our business is seasonal, as is typical for our competitors and many large companies. For our NSE segment, revenue is typically higher in the second and fourth fiscal quarters, all else being equal. There is typically a modest end of calendar year customer spending budget that benefits our second fiscal quarter. Telecom and cable spending budgets are typically set at the start of a new calendar year, thus with all else being equal, our third fiscal quarter is NSE’s weakest revenue quarter with spending release benefiting our fourth fiscal quarter.
For our OSP business, given our exposure to the consumer market, namely our 3D sensing products into the smartphone market, OSP revenue is expected to be seasonally higher in the first and second fiscal quarters followed by seasonal demand declines in the third and fourth fiscal quarters.

Human Capital Management
The VIAVI culture is made up of the contributions of our approximately 3,600 employees worldwide (as of June 28, 2025) working across 31 countries. VIAVI is committed to promoting and maintaining an inclusive work environment that provides equal opportunities to everyone. We seek to empower our employees to develop their career through on the job experiences, by providing access to ongoing learning and building critical skills. The exposure provided by our graduate programs invites collaboration and innovation, attracting best-in-class talent. We provide managers with comprehensive leadership training through our manager development series.
Our People Strategy
The Chief Executive Officer (CEO) and the Senior Vice President (SVP) of Human Resources are responsible for the development of our People Strategy and execute this with the support of the Executive Management Team. We regularly update and partner with the Compensation Committee of the Board of Directors on human capital matters. The VIAVI People Strategy articulates our talent priorities and provides the road map for the execution of human capital management in support of our business strategy.
Understanding employee experience continues to be an important focus of our People Strategy. Through focused internal employee outreach, we seek to enhance business knowledge, drive organizational awareness and foster cross-functional collaboration. We frequently measure employee sentiment and gather data that provides all employees with insight into our culture, the working environment and our employees’ drivers for engagement.
Business Values and Standards
The VIAVI business values articulate the internal cultural identity for VIAVI employees and provide a shared understanding of expectations across the Company. They represent the principles that help guide us to achieve our objectives globally and the desired operating environment of the employees and management. VIAVI is committed to respecting human rights and acknowledges the fundamental principles contained in the Universal Declaration of Human Rights, the tenets of the United Nations Guiding Principles on Business and Human Rights, and core International Labor Organization Conventions to the extent they are applicable and important to our business. We are a member of the Responsible Business Alliance, which further strengthens our efforts and commitment.
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
Inclusion and Opportunity
VIAVI is committed to fostering, cultivating, and preserving a culture of inclusion and opportunity. We believe the unique contributions and capabilities of our employees comprise one of our most valuable assets. We believe the collective sum of our individual differences, life experiences, knowledge, innovation, business acumen and self-expression promotes a culture that enhances our reputation and achievement.
VIAVI has long been committed to ensuring that all individuals have an equal opportunity to enjoy a fair, safe and productive work environment. We are committed to fostering an environment where employees are treated fairly, respectfully and without favoritism. We embrace, encourage, and celebrate our employees’ differences and what makes them unique.
Talent Development
Our talent development offerings provide relevant and useful learning resources for our employees, managers and leaders that invite a growth mindset and create an appetite for lifelong learning.
We seek to drive frequent and meaningful talent conversations through Everyday Development, our performance management check-in process. Check-ins ensure that employees are coached and supported throughout the year with relevant and timely discussions on expectations, feedback and development. Both managers and employees have a role to play to ensure that they are connected to the activities that drive our business forward. We aim for a work environment in which our employees can expect to engage regularly with their manager, and to have their support to accelerate their performance and development.

Our global Leadership Development Program continues to provide people managers with the skills to build high performing teams. The program provides a venue for managers to network with their cross functional and global peer group while developing their skills.
We continue to provide guidance and best practices in hybrid working for our employees and managers, which are supported by our Flexible Work policy.
Talent Rewards
Our compensation and benefits programs are designed to recognize our employees' individual performance and contributions to our business results, including competitive base salaries and variable pay for all employees, share-based equity award grants, health and welfare benefits, time-off, development programs and training and opportunities to give back to our communities. We provide talent rewards that are competitive in the marketplace and support equal pay for equal work and pay transparency.
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
The success of our Safety program is demonstrated by our best-in-class Total Recordable Injury Rate (TRIR) of only 0.08 injuries per 100 full-time workers per year.
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
We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, conflict in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. Further, the U.S. administration has implemented and could implement further broad-based global tariffs that could adversely impact trade relations and result in higher costs. The final timing and amount of tariff rates continues to evolve and therefore the impact, including those of any potential retaliatory tariffs, is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.
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
•Uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affects our NSE segment;
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
•Our OSP segment operating margin may experience some downward pressure as a result of a higher mix of 3D sensing products and increased operating expenses;
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
•Changing market and economic conditions, including impacts due to tariffs, economic sanctions and export restrictions, the ongoing conflict between Russia and Ukraine, conflict in the Middle East, tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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
Our success depends upon our ability to deliver both our current product offerings and new products and technologies on time and at an acceptable cost to our customers. The markets for our products are characterized by rapid technological change, frequent new product introductions, substantial capital investment, changes in customer requirements and a constantly evolving industry. Our future performance will depend on the successful development, introduction and market acceptance of new and enhanced products that address these issues and provide solutions that meet our customers’ current and future needs. As a technology company, we also constantly encounter quality, volume and cost concerns such as:
•Our continuing cost reduction programs, which include site and organization consolidations, asset divestitures, outsourcing the manufacture of certain products to contract manufacturers, other outsourcing initiatives and reductions in employee headcount, requirements related to re-establishment and re-qualification by our customers of complex manufacturing lines, and modifications to systems, planning and operational infrastructure. During this process, we have experienced, and may continue to experience, additional costs, delays in re-establishing volume production levels, planning difficulties, inventory issues, factory absorption concerns and systems integration problems.
•Variability of manufacturing yields caused by difficulties in the manufacturing process, the effects from a shift in product mix, changes in product specifications and the introduction of new product lines. These difficulties can reduce yields or disrupt production and thereby increase our manufacturing costs and adversely affect our margin.
•Potentially significant costs to correct defective products (despite rigorous testing for quality both by our customers and by us), which could include lost future sales of the affected product and other products, and potentially severe customer relations problems, litigation and damage to our reputation.
•Our dependence on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain products. Our business could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable parts, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results.

•New product programs and introductions, which involve changing product specifications and customer requirements, unanticipated engineering complexities, difficulties in reallocating resources and overcoming resource limitations and increased complexity, exposing us to yield and product risk internally and with our suppliers.
These factors could cause strain on our execution capabilities and customer relations. We expect the impact of these issues will become more pronounced as we continue to introduce new product offerings and when overall demand increases. We have seen and could continue to see periodic difficulty responding to customer delivery expectations for some of our products, and yield and quality problems, particularly with some of our new products and higher volume products which could require additional funds and other resources to respond to these execution challenges. From time to time, we have had to divert resources from new product R&D and other functions to assist with resolving these matters. If we do not improve our performance in these areas, our operating results may be harmed, the commercial viability of new products may be challenged, and our customers may choose to reduce or terminate their purchases of our products and purchase additional products from our competitors.
Unfavorable, uncertain or unexpected conditions in the transition to new technologies may cause our growth forecasts to be inaccurate and/or cause fluctuations in our financial results.
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Our estimates of the market opportunities related to network infrastructure, 3D sensing and other developing technologies, including AI, are subject to significant uncertainty and are based on assumptions and estimates, including our internal analysis, industry experience and third-party data. Accordingly, these markets may not develop in the manner or in the time periods we anticipate, and our estimated market opportunities may prove to be materially inaccurate.
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
Our growth and ability to serve a significant portion of these markets are subject to many factors including our success in implementing our business strategy as well as market adoption and expansion of network infrastructure, 3D sensing and other applications for consumer electronics. We may not be able to serve a significant portion of these markets and our growth forecasts should not be taken as indicative of our future growth. Even if the markets and rates of adoption develop in the manner or in the time periods we anticipate, if we do not have timely, competitively priced, market-accepted products available to meet our customers’ planned roll-out of infrastructure platforms and systems, 3D sensing products and other technologies, we may miss a significant opportunity and our business, financial condition, results of operations and cash flows could be materially and adversely affected.
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
The market for our NSE segment is increasingly looking towards virtualized networks and software solutions. This trend may result in lower demand for our legacy hardware products. Additionally, barriers to entry are generally lower for software solutions, which may lead to increased competition for our products, solutions and services.
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
•Incur amortization expenses related to certain intangible assets; and/or
•Acquire, assume, or become subject to litigation related to the acquired businesses or assets.

VIAVI is subject to risks associated with its recent and proposed acquisitions, including completion of proposed acquisitions in the anticipated timeframes or at all, and any failure to realize anticipated benefits of such acquisitions.
In January 2025, VIAVI completed the acquisition of Inertial Labs, Inc. (the Inertial Labs Acquisition). VIAVI also previously announced its proposed acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet and network security business lines from Keysight Technologies, Inc., (the Proposed Acquisition), which is currently estimated to close by the end of September 2025, subject to customary closing conditions. VIAVI is subject to risks and uncertainties associated with the Proposed Acquisition, including the risk that a condition to closing may not be satisfied or waived, the possibility of failure to obtain any outstanding necessary regulatory approvals, which may be outside the control of VIAVI or Keysight Technologies, Inc., or the possibility that the Proposed Acquisition does not close in the anticipated timeframe or at all.
VIAVI may not be able to realize the anticipated benefits of the Inertial Labs Acquisition or the Proposed Acquisition, including synergies, value creation or other benefits of such acquisitions, fully or at all, or on the timeline VIAVI expects. At times, the resources of VIAVI and the acquired businesses or the attention of certain members of their management may be focused on completion and integration of the acquisition and diverted from day-to-day business operations, which may disrupt ongoing business. In addition, the process of integrating the acquired businesses may have an adverse impact on the Company, including from risks related to significant transaction and integration costs, unknown liabilities, employee turnover, divergence of management attention, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause an adverse financial impact on the Company.
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
We have from time-to-time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions, including the restructuring programs initiated during fiscal 2023 and fiscal 2024. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

Management transitions and talent retention create uncertainties that could harm our business.
Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are generally at-will employees, we generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have in the past experienced, and could continue to experience changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. We could be impacted by new restrictions imposed by the U.S. government on, or curtailing of H1-B and other work visas and permits. We and our impacted and prospective employees may face greater evidentiary burden to prove eligibility for immigration benefits. Further, employees in certain categories may not be able to renew work authorizations or benefit from automatic extensions of work permits. We may face difficulties in attracting, retaining and motivating employees. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.
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
•Strained or worsening relations between the U.S., Russia and China and related impacts on other countries;
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
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. We and our third-party providers have experienced increasingly sophisticated cybersecurity attacks, which can take the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. These kinds of attacks or threats of attacks can lead to increased operational impairment; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks; and reputational risks. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for these systems as for our own internal systems.
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
We seek to protect our products and our product roadmaps in part by developing and/or securing proprietary rights relating to those products, including patents, trade secrets, know-how and continuing technological innovation. The steps taken by us to protect our intellectual property may not adequately prevent misappropriation or ensure that others will not develop competitive technologies or products and the costs associated with protecting our intellectual property may outweigh the benefits. Other companies may be investigating or developing other technologies that are similar to our own. It is possible that patents may not be issued from any of our pending applications or those we may file in the future and, if patents are issued, the claims allowed may not be sufficiently broad to deter or prohibit others from making, using or selling products that are similar to ours. We do not own patents in every country in which we sell or distribute our products, and thus others may be able to offer identical products in countries where we do not have intellectual property protection. In addition, the laws of some territories in which our products are or may be developed, manufactured or sold, including Europe, Asia-Pacific or Latin America, may not protect our products and intellectual property rights to the same extent as the laws of the U.S.

Any patents issued to us may be challenged, invalidated or circumvented. Additionally, we are currently a licensee in all of our operating segments for a number of third-party technologies, software and intellectual property rights from academic institutions, our competitors and others, and are required to pay royalties to these licensors for the use thereof. Unless we are able to obtain such licenses on commercially reasonable terms, patents or other intellectual property held by others could inhibit our development of new products, impede the sale of some of our current products, substantially increase the cost to provide these products to our customers, and could have a significant adverse impact on our operating results. In the past, licenses generally have been available to us where third-party technology was necessary or useful for the development or production of our products. However, in the future licenses to third-party technology may not be available on commercially reasonable terms, if at all.
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
The U.S. and China have been engaged in protracted negotiations over the Chinese government’s acts, policies, and practices related to technology transfer, intellectual property, and innovation.
Huawei Technologies Co. Ltd. and a score of non-U.S. affiliates (collectively, Huawei) are on the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of certain U.S. items and product support to Huawei. BIS issued final rules that further restrict access by Huawei to items produced domestically and abroad from U.S. technology and software. Certain products of VIAVI are subject to the restrictions; however, the ongoing impact is not expected to be material to our overall operations.
Moreover, the additional tariffs announced by the U.S. administration in 2025, or other trade actions that may be implemented, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. These actions could require us to pass these costs to our customers, which could decrease demand for our products, and could adversely impact our business.
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
Due to the ongoing conflict between Russia and Ukraine, the U.S., European Union (E.U.), and United Kingdom (U.K.) have broadened restrictions on supply to Russia, thereby blocking shipments of technology, telecommunications and consumer electronics products to Russia. We suspended transactions in the region effective February 2022 which negatively impacted our business in the region. The ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, could have an impact on our future operations and financial results.

Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may harm our business.
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are quickly evolving, with new or modified laws and regulations proposed and implemented frequently and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR), imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally the California Consumer Privacy Act (CCPA) requires, among other things, covered companies to provide disclosures to California consumers, and allow such consumers new abilities to opt-out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In recent years, many other states have enacted privacy laws that have gone or will go into effect and which impose additional data protection obligations on covered businesses, including consumer rights, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. The new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.
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
Responsible Business Risks
We may be subject to environmental liabilities.
We are subject to various federal, state and foreign laws and regulations, including those governing pollution, protection of human health, the environment and recently, those restricting the presence of certain substances in electronic products as well as holding producers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations, passed in several jurisdictions in which we operate, are often complex and are subject to frequent changes. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all other environmental laws and regulations. As appropriate or required, our component suppliers must also comply with such laws and regulations. If we fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a materially adverse effect on our business, financial condition and results of operations.
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

Our business is subject to evolving regulations and expectations with respect to sustainability matters that could expose us to numerous risks.
Regulators, customers, investors, employees and other stakeholders continue to focus on sustainability-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting sustainability-related requirements and expectations. For example, developing and acting on sustainability-related initiatives and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time consuming and is subject to evolving reporting standards, including reporting requirements in California and other jurisdictions, such as the European Union which we may be subject to. We may also communicate certain initiatives and goals regarding sustainability-related matters in our public disclosures. These sustainability-related initiatives and goals could be difficult and expensive to implement, the technologies needed to implement them may not be cost effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.
We may be subject to risks related to climate change, natural disasters and catastrophic events.
We operate in geographic regions which face a number of climate and environmental challenges. Our corporate headquarters is located in Chandler, Arizona, a desert climate, subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subject them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience potential impacts ranging from production and shipping delays to lost profits and revenues. In the past, we temporarily closed our Santa Rosa, California facility due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone which resulted in production stoppage. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, the public electric utility in our Northern California region, has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward. Additionally, the occurrence of adverse public health developments, epidemic disease or pandemics may adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; governmental, business, and individuals' actions in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.

Risks Related to our Liquidity and Indebtedness
Any deterioration or disruption of the capital and credit markets may adversely affect our access to sources of funding.
Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility (Senior Secured Asset-Based Revolving Credit Facility), maturing in December 2026, which has certain limitations based on our borrowing base capacity. The Company is currently considering reducing the commitment under the Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extend the maturity. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.
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
We will need to implement our business strategy successfully on a timely basis to meet our debt service and working capital needs. We may not successfully implement our business strategy, and even if we do, we may not realize the anticipated results of our strategy and generate sufficient operating cash flow to meet our debt service obligations and working capital needs. In addition, our ability to make scheduled payments on our indebtedness, including the Notes, is affected by general and regional economic, financial, competitive, business and other factors beyond our control. For example, we generate cash in a number of jurisdictions globally, including China, in which there can be challenges to repatriate those funds which can impact our overall liquidity.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern the Notes and the agreement that governs our secured credit facility contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt. For example, in March 2025, we obtained commitments for a $425 million 7-year term loan facility the proceeds of which would be available, subject to customary conditions, in connection with our pending acquisition of Spirent’s high-speed ethernet and network security business from Keysight Technologies, Inc. We subsequently marketed and upsized to a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The incremental $175 million is intended for general corporate purposes. The term loan funding, as upsized, remains subject to customary closing conditions and the satisfaction or waiver of all closing conditions to the pending acquisition.
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
Changes in U.S. federal income or other tax laws or the interpretation of tax laws may impact our tax liabilities. Utilization of our net operating losses (NOLs) and tax credit carryforwards may be subject to a substantial annual limitation if the ownership change limitations under Sections 382 and 383 of the Internal Revenue Code and similar state provisions are triggered by changes in the ownership of our capital stock. In general, an ownership change occurs if there is a cumulative change in our ownership by “5-percent shareholders” that exceeds 50 percentage points over a rolling three-year period. Similar rules may apply under state tax laws. Accordingly, purchases of our capital stock by others could limit our ability to utilize our NOLs and tax credit carryforwards in the future.
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
The Organization for Economic Co-operation and Development (OECD) issued the BEPS Pillar Two Model Rules, which establish a minimum global effective tax rate of 15% on the profits of large multinational companies. Although the United States has not adopted these rules, many countries in which we operate have either implemented or are expected to implement the OECD Pillar Two framework. These developments may increase our tax burden, reduce net income, and impact cash flow.
The Pillar Two rules generally became effective starting with VIAVI’s fiscal 2025. We consider these laws when recording our income tax provision under ASC 740.
In June 2025, the United States and the G7 countries announced an agreement in principle to modify the Pillar Two rules. Under this agreement, the foreign and domestic profits of U.S.-parented groups would be excluded from Pillar Two’s undertaxed profit rule and income inclusion rule. In exchange, the U.S. withdrew the Section 899 tax provision from the One Big Beautiful Bill Act (OBBBA), which had imposed a retaliatory tax on individuals and entities from countries that implement certain "unfair foreign taxes" against U.S. companies or citizens. The G7-US agreement has not yet been enacted into law, and we continue to evaluate our Pillar Two position based on legislation currently in force. We will monitor tax developments for any future implications with respect to our tax burden, net income, and cash flow.

General Risks
Certain provisions in our charter and under Delaware laws could hinder a takeover attempt.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Our certificate of incorporation and bylaws contain provisions granting our Board of Directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”), and provisions permitting our stockholders to take action only at a duly called annual or special meeting of stockholders, which may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. These provisions may have the effect of deterring hostile takeovers or delaying changes in control or change in our management.

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
We have implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage such risks. Our approach includes: (1) an enterprise risk management program, which includes cybersecurity risks and is periodically refreshed; (2) security and privacy reviews designed to identify risks from many new features, software, and vendors; (3) a variety of privacy, cybersecurity, and incident response trainings and simulations, including regular phishing email simulations for all employees and contractors with access to corporate email systems; (4) tools designed to monitor our networks, systems and data for suspicious activity; (5) the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and (6) a third-party risk management process for cybersecurity threat risks associated with our use of third-party service providers, including service providers, suppliers, and vendors. We leverage industry standard security frameworks, including from the National Institute of Standards and Technology and the International Organization for Standardization, to evaluate our security controls and manage risk. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business. We also carry insurance that provides protection against the potential losses arising from a cybersecurity incident.
Our Incident Response Plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response team assesses the severity and priority of incidents on a rolling basis. If a cybersecurity incident is determined to be a material cybersecurity incident, our incident response processes define the steps to disclose such a material cybersecurity incident. Further, we conduct tabletop exercises to test and fortify the controls of our cybersecurity incident response program.
We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. Please see the risk factor “Our business and operations could be adversely impacted in the event of a failure of information technology infrastructure.” included as part of our risk factor disclosures under Item 1A of this Annual Report on Form 10-K, which disclosure is incorporated by reference herein.
In the last three fiscal years, we have not experienced any material information security breach incidents and the expenses we have incurred from information security breach incidents were immaterial. This includes penalties and settlements, of which there were none.

Governance
Our Board of Directors (the Board) considers risks from cybersecurity threats as part of its risk oversight function and has delegated to the Audit Committee of the Board oversight of cybersecurity and other information technology risks. As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risks. Our Audit Committee has established a Cybersecurity Steering Committee consisting of three independent directors, Laura Black (who serves as Chair of the Cybersecurity Steering Committee), Douglas Gilstrap and Joanne Solomon, as well as our Chief Information Officer (CIO), our Chief Information Security Officer (CISO) and other members of our management representing a variety of teams and functions including legal, finance, and internal audit. Members of our Cybersecurity Steering Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and/or knowledge of emerging privacy risks.
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
The Audit Committee or, at the Audit Committee’s instruction, the Cybersecurity Steering Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. Our full Board reviews cybersecurity-related opportunities as they relate to our business strategy, and cybersecurity-related matters are also factored into business continuity planning. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee.
Our CISO, in coordination with our CIO and our Information Security team, is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has more than 10 years of experience in cybersecurity and information technology risk management, including at another large public company. He also has a degree in computer science. Our CIO has over 15 years of information technology experience, which includes managing information security systems, developing cybersecurity strategies and implementing effective information and cybersecurity programs.
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
ITEM 2.    PROPERTIES
Not applicable.
ITEM 3.     LEGAL PROCEEDINGS
The information set forth under the heading “Legal Proceedings” in “Note 18. Commitments and Contingencies” is under Item 8 of this Annual Report on Form 10-K.
ITEM 4.     MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of July 26, 2025, we had 1,392 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
There were no shares repurchased under our stock repurchase plan of up to $300 million authorized by the Board of Directors in September 2022 (2022 Repurchase Plan) during the three months ended June 28, 2025, with remaining authorization of $198.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” under Item 8 of this Annual Report on Form 10-K for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in June 2020 and ending June 2025 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
$300
$250
$200
$150
$100
$50
$0
6/2020
6/2021
6/2022
6/2023
6/2024
6/2025
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 6/30/20 in stock or index.

	6/2020	6/2021	6/2022	6/2023	6/2024	6/2025
VIAVI	$100.00	$139.76	$104.72	$90.64	$54.96	$80.00
S&P 500	$100.00	$146.97	$131.06	$155.10	$193.19	$221.32
Nasdaq Composite	$100.00	$151.15	$115.69	$144.64	$187.46	$215.81
Nasdaq Telecommunications	$100.00	$127.36	$92.93	$94.58	$93.26	$119.47
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the period ended June 28, 2025. Unless otherwise noted, all references herein for the years 2025, 2024 and 2023 represent the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year-to-year and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
This discussion should be read in conjunction with our consolidated financial statements and notes to the consolidated financial statements included in this Annual Report on Form 10-K that have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Our actual results could differ materially from those discussed in the forward-looking statements.
OVERVIEW
VIAVI is a global provider of network test, monitoring and assurance solutions for telecommunications, cloud, enterprises, first responders, military, aerospace and critical infrastructure. VIAVI is also a leader in optical processing technologies for anti-counterfeiting, 3D sensing, aerospace, automotive and industrial applications.
To serve our markets, we operate the following business segments:
•Network and Service Enablement (NSE); and
•Optical Security and Performance Products (OSP).
Effective March 30, 2025, the Company realigned its segment reporting structure. As a result, the company’s Network Enablement (NE) and Service Enablement (SE) business activities are now reported as a single operating and reportable segment, NSE. Recent acquisitions have reduced the SE segment revenue as a percentage of total VIAVI revenue. In addition, NE and SE are managed under common leadership, share many of the same customers and suppliers and operating expenses associated with the NSE business are not exclusively allocated to either NE or SE.
During fiscal 2025, NSE revenue growth was mainly driven by strong demand primarily from the data center ecosystem for field, lab and production products for fiber and data center buildouts. We also saw growth in our aerospace and defense products. This was partially offset by a decline in spend for wireless and cable products by network equipment manufacturers (NEMs) and service providers. OSP performance slightly improved year-over-year with growth in our Anti-Counterfeiting and Other products as the industry’s inventory levels normalized.
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

Proposed Acquisition
On March 2, 2025, the Company entered into a purchase agreement to acquire Spirent Communications plc’s (Spirent) high-speed ethernet and network security business lines and subsequently amended the agreement on May 28, 2025 to also purchase Spirent’s channel emulation testing business (collectively, the HSE, network security and CE businesses) from Keysight Technologies, Inc. for our NSE segment. The total purchase consideration of $425 million will be paid at closing, subject to customary closing adjustments and conditions. The Company expects to fund this transaction with proceeds from a Term Loan B. The consummation of the acquisition is conditioned on regulatory approvals and is currently estimated to close by the end of September 2025.
During the fourth quarter, we successfully priced and allocated the $600 million Term Loan B which will be used to fund the transaction at close and for general corporate purposes. The Term Loan B will close concurrently with the transaction.
Looking Ahead to 2026
As we look forward to fiscal 2026, we expect to continue to see stabilization and growth in many of our traditional businesses. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
• Defend and consolidate leadership in core business segments;
• Invest in secular trends to drive growth and expand total addressable market (TAM); and
• Extend VIAVI technologies and platforms into lucrative adjacent markets and applications.
The U.S. administration has implemented and could implement further broad-based, updated global tariffs and the situation continues to be dynamic and evolving. As we operate in this challenging environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We are analyzing ways to optimize our operations and supply chain strategies, control costs and implement pricing actions to reduce the impact from tariffs.
FINANCIAL HIGHLIGHTS
Our fiscal 2025 results included the following notable items:
•Net revenue of $1.08 billion, up $83.9 million or 8.4% year-over-year
•GAAP operating margin of 5.3%, up 320 bps year-over-year
•Non-GAAP operating margin of 14.2%, up 270 bps year-over-year
•GAAP diluted EPS of $0.15, up $0.27 or 225.0% year-over-year
•Non-GAAP diluted EPS of $0.47, up $0.14 or 42.4% year-over-year
In fiscal 2025, VIAVI began to experience stabilization and growth across many of our product segments. Net revenue of $1.08 billion was up $83.9 million compared to fiscal 2024, primarily from the data center ecosystem for field, lab and production products for fiber and data center buildouts, as well as growth in our aerospace and defense products, which was partially offset by a decline in spend by NEMs and service providers for wireless and cable products. Our acquisition of Inertial Labs contributed $25.2 million of net revenue in fiscal 2025. OSP performance slightly improved year-over-year with growth in our Anti-Counterfeiting and Other products.
VIAVI's fiscal 2025 GAAP operating margin of 5.3% was up 320 bps compared to fiscal 2024 primarily due to higher volumes and favorable product mix, partially offset by the increase in intangible amortization. Non-GAAP operating margin of 14.2% increased 270 basis points primarily due to the increase in revenue, partially offset by higher operating expenses.
GAAP diluted EPS of $0.15 increased $0.27 from fiscal 2024 primarily due to the increase in revenue. Non-GAAP diluted EPS of $0.47 increased $0.14 from fiscal 2024 also due to the increase in revenue.
In fiscal 2025, we generated $89.8 million in operating cash flow and deployed $27.8 million or 2.6% of revenue towards capital expenditures. We also expended $121.7 million towards the acquisition of Inertial Labs and repurchased 2.0 million shares of our common stock for $16.4 million.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Years Ended
	June 28, 2025		June 29, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$57.5	5.3%	$20.8	2.1%
Stock-based compensation	53.1	4.9%	49.4	4.9%
Change in fair value of contingent liability	(8.3)	(0.8)%	(9.5)	(1.0)%
Acquisition and integration related charges	22.3	2.1%	18.1	1.9%
Other charges unrelated to core operating performance(1)	1.3	0.1%	2.5	0.2%
Amortization of acquisition related inventory step-up	4.3	0.4%	—	—%
Amortization of intangibles	24.3	2.2%	20.1	2.0%
Restructuring and related charges	0.7	0.1%	13.6	1.4%
Litigation settlement	(1.3)	(0.1)%	—	—%
Total related to Cost of Revenues and Operating Expenses	96.4	8.9%	94.2	9.4%
Non-GAAP measures	$153.9	14.2%	$115.0	11.5%

	Years Ended
	June 28, 2025		June 29, 2024
	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
GAAP measures	$34.8	$0.15	$(25.8)	$(0.12)
Items reconciling GAAP Net Income (Loss) and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	53.1	0.24	49.4	0.22
Change in fair value of contingent liability	(8.3)	(0.03)	(9.5)	(0.04)
Acquisition and integration related charges	22.3	0.10	18.1	0.08
Other charges unrelated to core operating performance(1)	1.3	0.01	2.5	0.01
Amortization of acquisition related inventory step-up	4.3	0.02	—	—
Amortization of intangibles	24.3	0.11	20.1	0.09
Restructuring and related charges	0.7	—	13.6	0.06
Litigation settlement	(1.3)	(0.01)	(6.3)	(0.02)
Non-cash interest expense and other expense	4.7	0.02	4.9	0.02
(Benefit from) provision for income taxes	(30.5)	(0.14)	6.5	0.03
Total related to Net Income and EPS	70.6	0.32	99.3	0.45
Non-GAAP measures	$105.4	$0.47	$73.5	$0.33
Shares used in per share calculation for Non-GAAP EPS		225.7		224.1
(1) Included in the year ended June 28, 2025 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $2.2 million.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance and believes providing this additional information allows investors to see Company results through the eyes of management, and better to evaluate more clearly and consistently the Company’s core operational performance and expenses and evaluate the efficacy of the methodology used by management to measure such performance. The Company uses the measures disclosed in this Annual Report on Form 10-K to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition related intangibles, amortization expense related to acquisition related inventory step-up, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities, certain investing and acquisition related expenses and other activities and income tax expenses or benefits that management believes are not reflective of such ordinary, ongoing and core operating activities. The non-GAAP adjustments are outlined below.
Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of gross margin and operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, plant and equipment and intangibles, (ii) charges such as severance, benefits and outplacement costs related to restructuring plans with a specific and defined term, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) amortization expense related to acquisition related inventory step-up, (vii) changes in fair value of contingent consideration liabilities, (viii) acquisition related transaction and integration costs related to acquired entities, (ix) litigation and legal settlements and (x) other charges unrelated to our core operating performance comprised mainly of other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
Non-cash interest expense and other expense: The Company excludes certain investing expenses, including accretion of debt discount, and other non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, when calculating non-GAAP net income and non-GAAP EPS.
Income tax expense or benefit: The Company excludes certain non-cash tax expense or benefit items, such as (i) the utilization of net operating losses (NOLs) where valuation allowances were released, (ii) intra-period tax allocation benefit and (iii) the tax effect for amortization of non-tax deductible intangible assets, in calculating non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the results of operations for the fiscal years ended June 28, 2025 and June 29, 2024 and year-to-year comparisons between such fiscal years. Discussions of the year-to-year comparisons between the fiscal years ended June 29, 2024 and July 1, 2023, that are not included in this Annual Report on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 29, 2024.
The results of operations for the current period are not necessarily indicative of results to be expected for future periods.
The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Segment net revenue:
Network and Service Enablement	71.6%	70.2%	72.4%
Optical Security and Performance Products	28.4	29.8	27.6
Net revenue	100.0	100.0	100.0
Cost of revenues	40.9	41.0	40.0
Amortization of acquired technologies	1.8	1.4	2.2
Gross profit	57.3	57.6	57.8
Operating expenses:
Research and development	19.3	20.2	18.7
Selling, general and administrative	32.2	33.3	29.7
Amortization of other intangibles	0.4	0.6	0.8
Restructuring and related charges	0.1	1.4	1.2
Total operating expenses	52.0	55.5	50.4
Income from operations	5.3	2.1	7.4
Loss on convertible note modification	—	—	(0.2)
Interest and other income, net	1.1	2.2	0.7
Interest expense	(2.8)	(3.1)	(2.4)
Income before income taxes and equity investment earnings	3.6	1.2	5.5
Provision for income taxes	0.4	3.8	3.2
Equity investment earnings	—	—	—
Net income (loss)	3.2%	(2.6)%	2.3%

Financial Data for Fiscal 2025, 2024 and 2023
The following table summarizes selected Consolidated Statement of Operations items (in millions):

	2025	2024	Change	Percent Change	2024	2023	Change	Percent Change
Segment net revenue:
NSE	$776.6	$702.0	$74.6	10.6%	$702.0	$801.2	$(99.2)	(12.4)%
OSP	307.7	298.4	9.3	3.1%	298.4	304.9	(6.5)	(2.1)%
Net revenue	$1,084.3	$1,000.4	$83.9	8.4%	$1,000.4	$1,106.1	$(105.7)	(9.6)%

Amortization of acquired technologies	$19.5	$13.8	$5.7	41.3%	$13.8	$24.6	$(10.8)	(43.9)%
Percentage of net revenue	1.8%	1.4%			1.4%	2.2%

Gross profit	$621.1	$575.9	$45.2	7.8%	$575.9	$638.8	$(62.9)	(9.8)%
Gross margin	57.3%	57.6%			57.6%	57.8%

Research and development	$208.7	$201.9	$6.8	3.4%	$201.9	$206.9	$(5.0)	(2.4)%
Percentage of net revenue	19.3%	20.2%			20.2%	18.7%

Selling, general and administrative	$349.4	$333.3	$16.1	4.8%	$333.3	$328.7	$4.6	1.4%
Percentage of net revenue	32.2%	33.3%			33.3%	29.7%

Amortization of other intangibles	$4.8	$6.3	$(1.5)	(23.8)%	$6.3	$8.7	$(2.4)	(27.6)%
Percentage of net revenue	0.4%	0.6%			0.6%	0.8%

Restructuring and related charges	$0.7	$13.6	$(12.9)	(94.9)%	$13.6	$12.1	$1.5	12.4%
Percentage of net revenue	0.1%	1.4%			1.4%	1.2%

Loss on convertible note modification	$—	$—	$—	—%	$—	$(2.2)	$2.2	NM
Percentage of net revenue	—%	—%			—%	(0.2)%

Interest and other income, net	$11.1	$21.7	$(10.6)	(48.8)%	$21.7	$7.6	$14.1	185.5%
Percentage of net revenue	1.1%	2.2%			2.2%	0.7%

Interest expense	$(30.0)	$(30.9)	$0.9	(2.9)%	$(30.9)	$(27.1)	$(3.8)	14.0%
Percentage of net revenue	(2.8)%	(3.1)%			(3.1)%	(2.4)%

Provision for income taxes	$4.4	$37.4	$(33.0)	(88.2)%	$37.4	$35.2	$2.2	6.3%
Percentage of net revenue	0.4%	3.8%			3.8%	3.2%

Equity investment earnings	$0.6	$—	$0.6	NM	$—	$—	$—	—%
Percentage of net revenue	—%	—%			—%	—%
NM - Percentage change not considered meaningful

Foreign Currency Impact on Results of Operations
While the majority of our net revenue and operating expenses are denominated in U.S. dollar, a portion of our international operations are denominated in currencies other than the U.S. dollar. Changes in foreign exchange rates may significantly affect revenue and expenses. While we use foreign currency hedging contracts to mitigate some foreign currency exchange risk, these activities are limited in the protection that they provide us and can themselves result in losses. We have presented below “constant dollar” comparisons of our net sales and operating expenses, which exclude the impact of currency exchange rate fluctuations. Constant dollar net revenue and operating expenses are non-GAAP financial measures, which is information derived from consolidated financial information but not presented in our financial statements prepared in accordance with U.S. GAAP. Our management believes these non-GAAP measures, when considered in conjunction with the corresponding U.S. GAAP measures, may facilitate a better understanding of changes in net revenue and operating expenses. While management believes that these non-GAAP financial measures provide useful supplemental information, such adjusted results are not intended to replace our GAAP financial results and should be read in conjunction with those GAAP results.
The Results of Operations are presented in accordance with U.S. GAAP and not using constant dollars. If currency exchange rates had been constant in fiscal 2025 and 2024, our consolidated net revenue in “constant dollars” would have increased from fiscal 2024 to fiscal 2025 by an additional $3.3 million, or 0.3% of net revenue, which primarily impacted our NSE segment. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2025 and 2024, our consolidated operating expenses in “constant dollars” would have increased from fiscal 2024 to fiscal 2025 by an additional $0.1 million.
Refer to Item 7A “Qualitative and Quantitative Disclosures about Market Risk” of this Annual Report on Form 10-K for further details on foreign currency instruments and our related risk management strategies.
Net Revenue
Revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services such as calibration and repair services. When evaluating the performance of our segments, management focuses on total net revenue, gross profit and operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit and operating income consistent with our approach for managing the business.
Net revenue increased $83.9 million, or 8.4%, during fiscal 2025 when compared to fiscal 2024. This increase was primarily from the data center ecosystem for field, lab and production products for fiber and data center buildouts, as well as growth in our aerospace and defense products ($25.2 million contributed by our acquisition of Inertial Labs), which was partially offset by a decline in spend by NEMs and service providers for wireless and cable products. OSP performance slightly improved year-over-year driven by Anti-Counterfeiting and Other products.
Product revenues increased $77.2 million, or 9.2%, during fiscal 2025 when compared to fiscal 2024, driven by volume increases in NSE and OSP.
Service revenues increased $6.7 million, or 4.0%, during fiscal 2025 when compared to fiscal 2024, driven by a volume increase in NSE.

Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of 5G technology at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks. The recent global tariffs implemented could increase our costs and impact our business.
We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors and a general commoditization trend for certain products; (b) strategic execution challenges arising from competition with larger and more well-resourced competitors; (c) product mix variability in our markets, which affects revenue and gross margin; (d) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (e) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NSE customer base and adds additional risk and uncertainty to our financial and business projections; (f) the impact of ongoing global trade policies, tariffs and sanctions; and (g) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of 5G, 3D sensing and other emerging secular technologies and platforms.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	June 28, 2025		June 29, 2024		July 1, 2023
Americas:
United States	$356.0	32.8%	$325.4	32.5%	$362.9	32.8%
Other Americas	69.2	6.4%	65.3	6.6%	75.2	6.8%
Total Americas	$425.2	39.2%	$390.7	39.1%	$438.1	39.6%

Asia-Pacific:
Greater China	$215.1	19.8%	$194.0	19.4%	$210.9	19.1%
Other Asia-Pacific	164.5	15.2%	152.5	15.2%	166.6	15.0%
Total Asia-Pacific	$379.6	35.0%	$346.5	34.6%	$377.5	34.1%

EMEA:	$279.5	25.8%	$263.2	26.3%	$290.5	26.3%

Total net revenue	$1,084.3	100.0%	$1,000.4	100.0%	$1,106.1	100.0%
Net revenue from customers outside the Americas for fiscal 2025, represented 60.8% of net revenue, a decrease of 0.1 percentage points year-over-year. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.

Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues for fiscal 2025 increased $5.7 million, or 41.3%, to $19.5 million from $13.8 million in fiscal 2024. This increase is primarily due to the amortization of intangibles acquired through Inertial Labs, partially offset by certain intangibles becoming fully amortized.
Gross Margin
Gross margin in fiscal 2025 declined 0.3 percentage points to 57.3% from 57.6% in fiscal 2024. This decrease was primarily driven by the increase in amortization of intangibles and amortization of acquisition related inventory step-up, partially offset by higher volume and favorable product mix.
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
Research and Development
Research and Development (R&D) expense increased $6.8 million, or 3.4%, during fiscal 2025 compared to fiscal 2024. This increase was primarily due to higher variable expenses and incremental cost from the acquisition of Inertial Labs, partially offset by a one-time R&D tax credit catch-up. As a percentage of net revenue, R&D decreased 0.9 percentage points during fiscal 2025 when compared to fiscal 2024.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased $16.1 million, or 4.8%, in fiscal 2025 compared to fiscal 2024. This increase was primarily due to higher variable expenses, higher acquisition and integration related charges and higher stock-based compensation. As a percentage of net revenue, SG&A decreased 1.1 percentage points in fiscal 2025 when compared to 2024.
We intend to continue to focus on reducing our SG&A expense as a percentage of net revenue. However, we have in the recent past experienced, and may continue to experience in the future, certain charges unrelated to our core operating performance, such as acquisitions and integration related expenses and litigation expenses, which could increase our SG&A expense and potentially impact our profitability expectations in any particular quarter.
Amortization of Other Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses for fiscal 2025 decreased $1.5 million, or 23.8%, to $4.8 million from $6.3 million in fiscal 2024. This decrease is primarily due to certain intangible assets becoming fully amortized, partially offset by amortization of intangibles acquired through Inertial Labs.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected, impacting both segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the second quarter of fiscal 2026.
The restructuring and workforce reduction plan, initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities, was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan affected approximately 5% of the Company's workforce and resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges.
As of June 28, 2025, our total restructuring accrual was $3.5 million. During fiscal 2025, we recorded restructuring charges of $0.9 million related to the Fiscal 2024 Plan and a benefit of $0.2 million related to the Fiscal 2023 Plan. During fiscal 2024, we recorded charges of $14.8 million related to the Fiscal 2024 Plan and a benefit of $1.2 million related to the Fiscal 2023 Plan. During fiscal 2023, we recorded restructuring charges of $12.1 million related to the Fiscal 2023 Plan. Restructuring charges consisting of severance, benefit and outplacement costs were recorded to the Restructuring and related charges line within our Consolidated Statements of Operations.
We estimate future cash payments of $3.5 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for more information.
Loss on Convertible Note Modification
During fiscal 2023, the Company exchanged $127.5 million principal value of its 1.00% Senior Convertible Notes due 2024 for $132.0 million principal value of its 1.625% Senior Convertible Notes due 2026 and issued $118.0 million principal value of its 1.625% Senior Convertible Notes due 2026 for cash. The Company incurred $4.2 million of issuance costs related to this exchange, of which $2.2 million of the issuance costs were recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and are being amortized as an adjustment to interest expense on a straight-line basis until maturity.
Interest and Other Income, Net
Interest and other income, net was $11.1 million in fiscal 2025 as compared to $21.7 million in fiscal 2024. This $10.6 million decrease was primarily driven by a legal settlement in our favor in the amount of $7.3 million in fiscal 2024 and a decrease in interest income due to lower cash balances and lower yields compared to fiscal 2024.
Interest Expense
Interest expense decreased $0.9 million, or 2.9%, during fiscal 2025 compared to fiscal 2024. This decrease was primarily driven by lower outstanding debt when compared to fiscal 2024.

Provision for Income Tax
We recorded an income tax provision of $4.4 million for fiscal 2025. The expected tax provision derived by applying the federal statutory rate to our income before income taxes for fiscal 2025 differed from the income tax expense recorded primarily due to valuation allowances in addition to withholding taxes, foreign tax rates higher than the federal statutory rate and the U.S. inclusion of foreign earnings.
Based on a jurisdiction-by-jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management has determined that in the U.S., it is more likely than not that our net deferred tax assets will not be realized. During fiscal 2025, the valuation allowance for deferred tax assets decreased by $69.7 million, which was primarily due to the increase in the deferred tax liability that resulted from the acquisition of Inertial Labs and its intangible assets, and the expiration of federal NOLs in the U.S.
The decrease in income tax provision of $33.0 million or 88.2% during fiscal 2025 was due primarily to a $25.0 million release of valuation allowance related to our acquisition of Inertial Labs and a $7.5 million release of state income tax reserves due to the lapse in the statute of limitations.
We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which includes a broad range of tax reform provisions, was signed into law in the United States. The effect of OBBBA will be recorded in the first quarter of fiscal 2026, as a change in tax law is accounted for in the period of enactment. We are currently evaluating the provisions of OBBBA, however we currently do not expect the OBBBA to have a material impact on our annual effective tax rate in fiscal 2026.
Operating Segment Information
Information related to our operating segments was as follows (in millions):

	2025	2024	Change	Percentage Change	2024	2023	Change	Percentage Change
NSE
Net revenue	$776.6	$702.0	$74.6	10.6%	$702.0	$801.2	$(99.2)	(12.4)%
Gross profit	487.9	439.6	48.3	11.0%	439.6	510.2	(70.6)	(13.8)%
Gross margin	62.8%	62.6%			62.6%	63.7%
Operating income	$41.6	$8.0	$33.6	420.0%	$8.0	$61.2	$(53.2)	(86.9)%
Operating margin	5.4%	1.1%			1.1%	7.6%

OSP
Net revenue	$307.7	$298.4	$9.3	3.1%	$298.4	$304.9	$(6.5)	(2.1)%
Gross profit	163.5	154.9	8.6	5.6%	154.9	158.6	(3.7)	(2.3)%
Gross margin	53.1%	51.9%			51.9%	52.0%
Operating income	$112.3	$107.0	$5.3	5.0%	$107.0	$111.3	$(4.3)	(3.9)%
Operating margin	36.5%	35.9%			35.9%	36.5%
Network and Service Enablement
NSE net revenue increased $74.6 million, or 10.6% during fiscal 2025 when compared to fiscal 2024. This increase was primarily driven by higher volume in Lab and Production, Aerospace and Defense ($25.2 million contributed by our acquisition of Inertial Labs), partially offset by lower volume in Wireless.
NSE gross margin increased by 0.2 percentage points during fiscal 2025 to 62.8% from 62.6% in fiscal 2024. This increase was primarily due to higher volume and favorable product mix.
NSE operating margin increased by 4.3 percentage points during fiscal 2025 to 5.4% from 1.1% in fiscal 2024, primarily driven by higher volume and a one-time R&D tax credit catch-up.

Optical Security and Performance Products
OSP net revenue increased $9.3 million, or 3.1%, during fiscal 2025 when compared to fiscal 2024. This increase was primarily driven by higher Anti-Counterfeiting and Other revenues, partially offset by a decrease in 3D sensing revenue.
OSP gross margin increased by 1.2 percentage point during fiscal 2025 to 53.1% from 51.9% in fiscal 2024 primarily due to higher volume.
OSP operating margin increased by 0.6 percentage points during fiscal 2025 to 36.5% from 35.9% in fiscal 2024, primarily due to the aforementioned increase in gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, financing strategic initiatives, funding debt maturities and executing purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
•Global economic conditions which affect demand for our products and services and impact the financial stability of our suppliers and customers;
•The pending close of our acquisition of Spirent’s HSE, network security and CE businesses and the related Term Loan B, which has been priced and allocated, with funding contingent upon closing;
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
•Challenges in repatriating funds from certain foreign jurisdictions;
•Factors beyond our control that may impact timing of and/or appropriation of government funding for certain of our strategic research and development programs;
•Potential funding of pension liabilities either voluntarily or as required by law or regulation;
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed under Item 1A “Risk Factors” section of this Annual Report on Form 10-K.

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. As of June 28, 2025, U.S. subsidiaries owned approximately 23.7% of our cash and cash equivalents, short-term investments and restricted cash.
As of June 28, 2025, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the twelve months ended June 28, 2025, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300.0 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met. The Company is currently considering reducing the commitment under the Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extend the maturity.
As of June 28, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $170.8 million, net of outstanding standby letters of credit of $4.4 million.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Term Loan B
In March 2025, we obtained commitments for a $425 million 7-year term loan facility the proceeds of which would be available, subject to customary conditions, to fund our pending acquisition of Spirent’s HSE and network security business from Keysight Technologies, Inc. We subsequently marketed and upsized to a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The incremental $175 million is intended for general corporate purposes. The term loan funding, as upsized, remains subject to customary closing conditions and the satisfaction or waiver of all closing conditions to the pending acquisition.

Cash Flows Year Ended June 28, 2025
As of June 28, 2025, our combined balance of cash and cash equivalents and restricted cash decreased by $49.7 million to $432.1 million from a balance of $481.8 million as of June 29, 2024.
Cash provided by operating activities was $89.8 million, consisting of net income of $34.8 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items), and changes in deferred tax balances which totaled $85.2 million, offset by changes in operating assets and liabilities that used $30.2 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $34.1 million due to billings outpacing collections, a decrease in accrued expenses and other current and non-current liabilities of $13.5 million due primarily to restructuring payments, an increase in inventory of $7.5 million related to demand changes, a decrease in income taxes payable of $6.3 million and an increase in other current and non-current assets of $4.0 million. These were partially offset by an increase in accounts payable of $14.6 million driven by timing of purchases and related payments, an increase in accrued payroll and related expenses of $12.7 million due primarily to variable pay and an increase in deferred revenue of $7.9 million due to timing of support billings and project acceptances.
Cash used in investing activities was $128.4 million, primarily resulting from $121.6 million used for the acquisition of Inertial Labs, $27.8 million used for capital expenditures and $3.0 million investment in a non-marketable equity security, partially offset by $18.9 million net maturities of short-term investments and $5.1 million proceeds from sales of assets.
Cash used in financing activities was $23.6 million, primarily resulting from $16.4 million cash paid to repurchase common stock under our share repurchase program, $13.2 million in withholding tax payments on the vesting of restricted stock and performance-based awards, partially offset by $6.0 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Material Contractual and Cash Obligations
The following summarizes our material contractual obligations at June 28, 2025, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$3.9	$0.2	$1.4	$1.1	$1.2
Debt:
2029 3.75% Senior Notes(1)	400.0	—	—	400.0	—
2026 1.625% Senior Convertible Notes(1)	250.0	250.0	—	—	—
Estimated interest payments	72.6	19.7	30.4	22.5	—
Purchase obligations(2)	160.7	141.7	18.5	0.4	0.1
Operating lease obligations(3)	41.2	10.6	16.6	6.0	8.0
Non-cancelable leaseback obligations(2)	19.9	3.1	5.9	5.3	5.6
Royalty payment	0.2	0.2	—	—	—
Pension and post-retirement benefit payments(4)	60.4	7.4	13.0	12.5	27.5
Total	$1,008.9	$432.9	$85.8	$447.8	$42.4
(1) Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
(2) Refer to “Note 18. Commitments and Contingencies” under Item 8 of this Annual Report on Form 10-K or more information.
(3) Refer to “Note 12. Leases” under Item 8 of this Annual Report on Form 10-K for more information.
(4) Refer to “Note 17. Employee Pension and Other Benefit Plans” under Item 8 of this Annual Report on Form 10-K for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $160.7 million of purchase obligations as of June 28, 2025, $75.7 million are related to inventory and the other $85.0 million are non-inventory items.
As of June 28, 2025, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.

Share Repurchase Program
During fiscal 2025, we repurchased 2.0 million shares of our common stock outstanding for $16.4 million pursuant to our 2022 Share Repurchase Plan. As of June 28, 2025, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
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
As of June 28, 2025, the U.K. plan is fully funded. During each of fiscal 2025 and fiscal 2024, we contributed £1.0 million or approximately $1.3 million to the U.K. pension plan. These contributions allowed us to comply with regulatory funding requirements.
As of June 28, 2025, our German pension plans, which were initially established as unfunded or “pay-as-you-go” plans, were underfunded by $59.6 million since the projected benefit obligation (PBO) exceeded the fair value of plan assets. We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our PBO and currently are forecasted to range between $4.3 million and $5.9 million per annum.
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
Critical Accounting Estimates
Our Consolidated Financial Statements have been prepared in accordance with U.S. GAAP, which requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, net revenue and expenses, and the disclosure of contingent assets and liabilities. Our estimates are based on historical experience and assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We believe that the accounting estimates employed and the resulting balances are reasonable; however, actual results may differ from these estimates and such differences may be material. Refer to “Note 1. Basis of Presentation” under Item 8 of this Annual Report on Form 10-K, for a discussion of the estimates used in preparation of our Consolidated Financial Statements.
For contingent purchase consideration, the fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.
For our Pension accounting, significant judgment is required in actuarial assumption used when establishing the discount rate for the net periodic cost and the PBO calculations. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $4.0 million based upon data as of June 28, 2025.

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
As of June 28, 2025, we had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 28, 2025 and June 29, 2024. As of June 28, 2025 and June 29, 2024, the notional amounts of the forward contracts that we held to purchase foreign currencies were $60.4 million and $81.9 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $24.1 million and $26.8 million, respectively.
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
As of June 28, 2025, the Company’s short-term investments of $1.7 million were primarily related to the deferred compensation plan, of which $1.6 million was invested in equity securities.
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
Based on quoted market prices, as of June 28, 2025, the fair value of the 2026 Notes was $252.0 million and the fair value of the 2029 Notes was $373.6 million. As of June 28, 2025, the carrying value of the 2026 Notes was $246.2 million and the carrying value of the 2029 Notes was $396.3 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the "Company") as of June 28, 2025 and June 29, 2024, and the related consolidated statements of operations, of comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended June 28, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 28, 2025 and June 29, 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 28, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 28, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Inertial Labs, Inc. (“Inertial Labs”) from its assessment of internal control over financial reporting as of June 28, 2025 because it was acquired by the Company in a purchase business combination during 2025. We have also excluded Inertial Labs from our audit of internal control over financial reporting. Inertial Labs is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.1% and 2.3%, respectively, of the related consolidated financial statement amounts as of and for the year ended June 28, 2025.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Network and Service Enablement Reportable Segment

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,084.3 million of total net revenue for the year ended June 28, 2025, of which $776.6 million related to the Network and Service Enablement reportable segment. Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance.

The principal consideration for our determination that performing procedures relating to revenue recognition for the Network and Service Enablement reportable segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of revenue for the Network and Service Enablement reportable segment. These procedures also included, among others, for the Network and Service Enablement reportable segment (i) testing the revenue recognized, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, and payment receipts, and recalculating revenue recognized; (ii) confirming outstanding customer invoice balances as of June 28, 2025, on a sample basis, and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, subsequent payment receipts, and other source documents to support collectability of outstanding customer invoice balances; (iii) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices; and (iv) testing the timing of revenue recognition, on a sample basis, for revenue transactions that occurred near period end by obtaining and inspecting source documents, such as invoices, evidence of transfer of control, and payment receipts.

Acquisition of Inertial Labs – Valuation of Contingent Consideration and Developed Technology Acquired

As described in Notes 1 and 5 to the consolidated financial statements, on January 28, 2025, the Company completed the acquisition of Inertial Labs for total purchase consideration of $270.6 million. The total purchase consideration included contingent consideration of up to $175.0 million, payable upon the achievement of certain revenue targets. As of the acquisition date, the fair value of the contingent consideration was $116.2 million. The fair value of the contingent consideration is determined using a Monte Carlo model that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. Of the acquired intangible assets, $102.0 million related to developed technology. Management valued the developed technology acquired using the multi-period excess earnings method under the income approach. Significant assumptions used in the discounted cash flow analysis include projected revenues, discount rate, and technology obsolescence rate.

The principal considerations for our determination that performing procedures relating to the valuation of contingent consideration and developed technology in the acquisition of Inertial Labs is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the contingent consideration and developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to (a) projected revenues for the contingent consideration and (b) projected revenues, discount rate, and technology obsolescence rate for the developed technology acquired; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the contingent consideration and developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of the contingent consideration and developed technology acquired; (iii) evaluating the appropriateness of the Monte Carlo model and multi-period excess earnings method used by management; (iv) testing the completeness and accuracy of the underlying data used in the Monte Carlo model and multi-period excess earnings method; and (v) evaluating the reasonableness of the significant assumptions used by management related to (a) projected revenues for the contingent consideration and (b) projected revenues, discount rate, and technology obsolescence rate for the developed technology acquired. Evaluating management’s assumptions related to the projected revenues for the contingent consideration and developed technology acquired involved considering (i) the current and past performance of the Inertial Labs business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the Monte Carlo model and multi-period excess earnings method and (ii) the reasonableness of the discount rate and technology obsolescence rate assumptions for the developed technology acquired.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
August 11, 2025

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Revenues:
Product revenue	$912.0	$834.8	$936.1
Service revenue	172.3	165.6	170.0
Total net revenue	1,084.3	1,000.4	1,106.1
Cost of revenues:
Product cost of revenue	366.2	335.2	364.9
Service cost of revenue	77.5	75.5	77.8
Amortization of acquired technologies	19.5	13.8	24.6
Total cost of revenues	463.2	424.5	467.3
Gross profit	621.1	575.9	638.8
Operating expenses:
Research and development	208.7	201.9	206.9
Selling, general and administrative	349.4	333.3	328.7
Amortization of other intangibles	4.8	6.3	8.7
Restructuring and related charges	0.7	13.6	12.1
Total operating expenses	563.6	555.1	556.4
Income from operations	57.5	20.8	82.4
Loss on convertible note modification (Note 11)	—	—	(2.2)
Interest and other income, net	11.1	21.7	7.6
Interest expense	(30.0)	(30.9)	(27.1)
Income before income taxes and equity investment earnings	38.6	11.6	60.7
Provision for income taxes	4.4	37.4	35.2
Equity investment earnings	0.6	—	—
Net income (loss)	$34.8	$(25.8)	$25.5

Net income (loss) per share:
Basic	$0.16	$(0.12)	$0.11
Diluted	$0.15	$(0.12)	$0.11

Shares used in per-share calculations:
Basic	222.5	222.6	224.6
Diluted	225.7	222.6	226.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Net income (loss)	$34.8	$(25.8)	$25.5
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	33.9	(6.0)	18.8
Net change in available-for-sale investments, net of tax:
Unrealized holding losses arising during period	—	—	(0.3)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during period	0.1	(2.1)	2.0
Amortization of actuarial losses (gains)	0.2	0.1	(0.1)
Net change in accumulated other comprehensive income (loss)	34.2	(8.0)	20.4
Comprehensive income (loss)	$69.0	$(33.8)	$45.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 28, 2025	June 29, 2024
ASSETS
Current assets:
Cash and cash equivalents	$423.6	$471.3
Short-term investments	1.7	19.9
Restricted cash	3.7	5.0
Accounts receivable, net	261.0	213.1
Inventories, net	117.9	96.5
Prepayments and other current assets	77.3	70.7
Total current assets	885.2	876.5
Property, plant and equipment, net	231.9	228.2
Goodwill, net	595.7	452.9
Intangibles, net	131.6	38.2
Deferred income taxes	87.2	82.5
Other non-current assets	62.2	58.0
Total assets	$1,993.8	$1,736.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.8	$50.4
Accrued payroll and related expenses	63.6	48.2
Deferred revenue	74.1	65.7
Accrued expenses	28.7	25.3
Short-term debt	246.2	—
Other current liabilities	108.3	57.5
Total current liabilities	589.7	247.1
Long-term debt	396.3	636.0
Other non-current liabilities	227.6	171.6
Total liabilities	1,213.6	1,054.7
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at June 28, 2025 and June 29, 2024	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 223 million shares at June 28, 2025 and 222 million shares at June 29, 2024, issued and outstanding	0.2	0.2
Additional paid-in capital	70,517.9	70,471.9
Accumulated deficit	(69,628.1)	(69,646.5)
Accumulated other comprehensive loss	(109.8)	(144.0)
Total stockholders’ equity	780.2	681.6
Total liabilities and stockholders’ equity	$1,993.8	$1,736.3
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
OPERATING ACTIVITIES:
Net income (loss)	$34.8	$(25.8)	$25.5
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	38.4	38.6	36.2
Amortization of acquired technologies and other intangibles	24.3	20.1	33.3
Stock-based compensation	53.1	49.4	51.2
Amortization of debt issuance costs and accretion of debt discount	7.3	7.5	4.2
Net change in fair value of contingent liabilities	(8.3)	(9.5)	(4.6)
Loss on convertible note debt modification	—	—	2.2
Deferred taxes, net	(28.4)	0.3	4.8
Amortization of acquisition related inventory step-up	4.3	—	—
Restructuring	0.7	13.6	12.1
Gain on legal settlement	—	—	(6.7)
Other	(6.2)	5.5	5.6
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(34.1)	13.9	37.4
Inventories	(7.5)	10.5	(10.7)
Other current and non-currents assets	(4.0)	(2.1)	10.3
Accounts payable	14.6	3.2	(9.4)
Income taxes payable	(6.3)	1.6	(2.0)
Deferred revenue, current and non-current	7.9	(8.8)	(2.1)
Accrued payroll and related expenses	12.7	(4.6)	(25.8)
Accrued expenses and other current and non-current liabilities	(13.5)	3.0	(47.4)
Net cash provided by operating activities	89.8	116.4	114.1

INVESTING ACTIVITIES:
Purchases of short-term investments	(148.8)	(225.1)	(13.1)
Maturities of short-term investments	167.7	219.6	—
Acquisitions, net of cash acquired and other	(120.9)	—	(67.3)
Purchase price adjustment related to business acquisition	(0.7)	—	(0.7)
Capital expenditures	(27.8)	(19.5)	(51.1)
Proceeds from the sale of assets	5.1	3.4	5.1
Other investing activities	(3.0)	—	—
Net cash used in investing activities	(128.4)	(21.6)	(127.1)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	—	—	118.0
Payment of debt issuance costs	—	—	(4.2)
Repurchase and retirement of common stock	(16.4)	(20.0)	(83.9)
Payment of financing obligations	(0.2)	(0.2)	(0.1)
Retirement of convertible notes upon maturity	—	(96.4)	(68.1)
Proceeds from exercise of employee stock options and employee stock purchase plan	6.0	6.3	7.9
Withholding tax payment on vesting of restricted stock awards	(13.2)	(11.1)	(11.8)
Payment of acquisition related contingent consideration and obligations	—	(4.3)	(7.8)
Other financing activities	0.2	—	—
Net cash used in financing activities	(23.6)	(125.7)	(50.0)

Effect of exchange rates on cash, cash equivalents and restricted cash	12.5	(2.9)	5.8
Net decrease in cash, cash equivalents and restricted cash	(49.7)	(33.8)	(57.2)
Cash, cash equivalents and restricted cash at beginning of period(1)	481.8	515.6	572.8
Cash, cash equivalents and restricted cash at end of period(2)	$432.1	$481.8	$515.6
Supplemental disclosure of cash flow information
Cash paid for interest	$22.9	$23.9	$22.0
Cash paid for income taxes, net of refunds	$29.5	$30.9	$47.5
(1) These amounts include both current and non-current balances of restricted cash totaling $10.5 million, $9.1 million and $12.9 million as of June 29, 2024, July 1, 2023, and July 2, 2022, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $8.5 million, $10.5 million and $9.1 million as of June 28, 2025, June 29, 2024 and July 1, 2023, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 2, 2022	226.4	$0.2	$70,370.2	$(69,542.3)	$(156.4)	$671.7
Net income	—	—	—	25.5	—	25.5
Other comprehensive income	—	—	—	—	20.4	20.4
Shares issued under employee stock plans, net of tax effects	2.4	—	(3.9)	—	—	(3.9)
Stock-based compensation	—	—	51.2	—	—	51.2
Repurchase of common stock	(7.3)	—	(0.3)	(83.9)	—	(84.2)
Convertible note modification (Note 11)	—	—	10.1	—	—	10.1
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net loss	—	—	—	(25.8)	—	(25.8)
Other comprehensive loss	—	—	—	—	(8.0)	(8.0)
Shares issued under employee stock plans, net of tax effects	2.7	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	49.4	—	—	49.4
Repurchase of common stock	(2.3)	—	—	(20.0)	—	(20.0)
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	34.8	—	34.8
Other comprehensive income	—	—	—	—	34.2	34.2
Shares issued under employee stock plans, net of tax effects	3.3	—	(7.2)	—	—	(7.2)
Stock-based compensation	—	—	52.9	—	—	52.9
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company, we, our and us), is a global provider of network test, monitoring and assurance solutions for telecommunications, cloud, enterprises, first responders, military, aerospace and critical infrastructure. VIAVI is also a leader in optical processing technologies for anti-counterfeiting, 3D sensing, aerospace, automotive and industrial applications.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s 2025, 2024 and 2023 fiscal years were 52-week years ending on June 28, 2025, June 29, 2024, and July 1, 2023, respectively.
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
Restricted Cash
At June 28, 2025 and June 29, 2024, the Company’s short-term restricted cash balances were $3.7 million and $5.0 million, respectively. The Company’s long-term restricted cash balances, included in Other non-current assets on the Consolidated Balance Sheets, were $4.9 million and $5.5 million as of June 28, 2025 and June 29, 2024, respectively. These balances primarily include interest-bearing investments in bank deposit and money market funds which act as collateral supporting the issuance of standby letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Equity Investments
The Company accounts for investments in entities for which it does not have a controlling financial interest or majority voting interest but has a significant influence over operating and financial policies, if any, under the equity method of accounting. Earnings and losses from such investments are recorded as Equity investment earnings in the Consolidated Statements of Operations.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of June 28, 2025, the Company’s Level 3 assets consist of an investment in a non-marketable equity security in a privately held company. We measure the non-marketable equity security under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. As of June 29, 2024, the Company did not hold any Level 3 investment securities. The Company’s Level 3 liabilities as of June 28, 2025 and June 29, 2024 consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as Selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.
Inventories
The Company’s inventory is valued at standard cost, which approximates actual cost computed on a first-in, first-out basis, not in excess of net realizable value. On a quarterly basis, the Company assesses the value of its inventory and writes down those inventories determined to be obsolete or in excess of its forecasted usage to their market value. The Company’s estimates of realizable value are based upon management analysis and assumptions including, but not limited to, forecasted sales levels by product, expected product life cycle, product development plans and future demand requirements. The Company’s product line management personnel play a key role in its excess review process by providing updated sales forecasts, managing product transitions and working with manufacturing to minimize excess inventory. Differences between actual market conditions and customer demand to the Company’s forecasts, may create favorable or unfavorable inventory positions, and may result in additional inventory write-downs or higher than expected income from operations. The Company’s inventory amounts include material, labor and manufacturing overhead costs.
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
Business Combinations
The Company includes the results of operations of the businesses that it acquires from the acquisition date. In allocating the purchase price of a business combination, the Company records all assets acquired and liabilities assumed at fair value as of the date of acquisition, with the excess of the purchase price over the aggregate fair values recorded as goodwill. Additionally, any contingent consideration is recorded at fair value on the acquisition date and classified as a liability. Contingent consideration amounts expected to be paid within one year of the balance sheet date are included in Other current liabilities on the Consolidated Balance Sheets. Contingent consideration amounts expected to be paid more than one year after the balance sheet date are included in Other non-current liabilities on the Consolidated Balance Sheets.
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
Acquisition related costs are recognized separately from the business combination and are expensed as incurred.

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
The Company maintains an allowance for credit losses for estimated losses resulting from the inability of its customers to make required payments. When the Company becomes aware that a specific customer is unable to meet its financial obligations, the Company records a specific allowance to reflect the level of credit risk in the customer’s outstanding receivable balance. In addition, the Company records additional allowances based on certain percentages of aged receivable balances. These percentages consider a variety of factors including, but not limited to, current economic trends, historical payment and bad debt write-off experience. The Company classifies bad debt expenses as SG&A expense in the Consolidated Statements of Operations.
The Company is not able to predict changes in the financial stability of its customers. Any material changes in the financial status of any one customer or a group of customers could have a material adverse effect on the Company’s results of operations and financial condition. Although such losses have been within management’s expectations to date, there can be no assurance that such allowances will continue to be adequate. The Company has significant trade receivables concentrated in the telecommunications industry. While the Company’s allowance for credit losses balance is based on historical loss experience along with anticipated economic trends, unanticipated financial instability in the telecommunications industry could lead to higher than anticipated losses.
As of June 28, 2025 and June 29, 2024, there were no customer balances that represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2025, 2024 and 2023, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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
Revenue Recognition
The Company derives revenue from a diverse portfolio of network solutions and optical technology products and services, as follows:
•Products: Network and Service Enablement (NSE) products include instruments, microprobes and perpetual software licenses that support the development, production, maintenance and optimization of network systems. The Company’s Optical Security and Performance (OSP) products include proprietary pigments used for optical security and optical filters used in commercial, government and 3D sensing applications.
•Services: The Company also offers a range of product support and professional services, primarily in the NSE segment, designed to comprehensively address customer requirements. These include repair, calibration, extended warranty, software support, technical assistance, training and consulting services. Implementation services provided in conjunction with hardware or software solution projects include sale of the products along with project management, set-up and installation.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.Identify the performance obligations in the contract: The Company assesses whether each promised good or service is distinct for the purpose of identifying the various performance obligations in each contract. Promised goods and services are considered distinct provided that: (i) the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer; and, (ii) the Company's promise to transfer the good or service to the customer is separately identifiable or distinct from other promises in the contract. The Company's performance obligations consist of a variety of products and services offerings, which include networking equipment; proprietary pigment, optical filters, proprietary software licenses; support and maintenance, which includes software and hardware support that extends beyond the Company's standard warranties; installation, professional and implementation services, and training.
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
4.Allocate the transaction price to performance obligations in the contract: If the contract contains a single performance obligation, the entire transaction price is allocated to that performance obligation. Many of the Company’s contracts include multiple performance obligations with a combination of distinct products and services, maintenance and support, professional services and/or training. Contracts may also include rights or options to acquire future products and/or services, which are accounted for as separate performance obligations by the Company, only if the right or option provides the customer with a material right that it would not receive without entering into the contract. For contracts with multiple performance obligations, the Company allocates the total transaction value to each distinct performance obligation based on relative standalone selling price (SSP). Judgment is required to determine the SSP for each distinct performance obligation. The best evidence of SSP is the observable price of a good or service when the Company sells that good or service separately under similar circumstances to similar customers. If a directly observable price is not available, the SSP must be estimated based on multiple factors including, but not limited to, historical pricing practices, internal costs and profit objectives, as well as overall market conditions.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.0 million, $1.3 million and $2.6 million in fiscal 2025, 2024 and 2023, respectively.
Research and Development Expense
Costs related to research and development (R&D) primarily consist of labor and benefits, supplies, facilities, consulting and outside service fees. The authoritative guidance allows for capitalization of software development costs incurred after a product’s technological feasibility has been established until the product is available for general release to the public. The Company believes its software development process is completed concurrent with the establishment of technological feasibility. As such, software development costs have been expensed as incurred.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Improvements to Reportable Segment Disclosures (Topic 280), to improve reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses. The amendments in this update require public entities to disclose significant segment expenses included within segment profit and loss that are regularly provided to the Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM). This guidance is effective for fiscal 2025 for the Company. The Company adopted this guidance in the fourth quarter of fiscal 2025. See “Note 19. Operating Segments and Geographic Information” for the segment disclosure applying the guidance of ASU 2023-07, including retrospective application to all periods presented.
In November 2024, the FASB issued ASU 2024-04, Debt-Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the requirements for determining whether certain settlements of convertible debt instruments should be accounted for as an induced conversion or extinguishment of convertible debt. This guidance is effective for fiscal years beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual reporting periods, with early and retrospective adoption permitted. The Company adopted this guidance in the fourth quarter of fiscal 2025 on a prospective basis, which did not have an impact on the Company’s Consolidated Financial Statements. We will assess future impact, if any, in subsequent periods.
Accounting Pronouncements Issued But Not Yet Adopted
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The objective of this guidance is to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses (including purchases of inventory, employee compensation, depreciation, amortization and depletion) in commonly presented expense captions such as Cost of revenues, R&D and SG&A. This guidance is effective for fiscal years beginning after December 15, 2026 (fiscal 2028 for the Company), and interim periods within fiscal years beginning after December 15, 2027, with early and retrospective adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements-Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. The amendments clarify or improve disclosure and presentation requirements on various disclosure areas, including the statement of cash flows, earnings per share, debt, equity and derivatives. The amendments will align the requirements in the FASB Accounting Standards Codification (ASC) with the SEC’s regulations. The amendments in this ASU will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC, and will not be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. This ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
We reviewed all other accounting pronouncements issued during fiscal 2025 and concluded that they were not applicable to the Company.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
Basic net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) for the period by the weighted average number of shares of common stock and potentially dilutive common stock outstanding during the period. If dilutive, the effect of outstanding ESPP purchase rights, restricted stock units (RSUs), performance-based stock units (PSUs), market-based stock units (MSUs), stock options and Senior Convertible Notes is reflected in diluted net income (loss) per share by application of the treasury stock method and/or the if-converted method, as applicable. The calculation of diluted net income (loss) per share excludes all anti-dilutive common shares.
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Numerator:
Net income (loss)	$34.8	$(25.8)	$25.5
Denominator:
Weighted-average shares outstanding:
Basic	222.5	222.6	224.6
Shares issuable assuming conversion of convertible notes(1)	—	—	0.3
Effect of dilutive securities from stock-based compensation plans	3.2	—	1.7
Diluted	225.7	222.6	226.6

Net income (loss) per share:
Basic	$0.16	$(0.12)	$0.11
Diluted	$0.15	$(0.12)	$0.11
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

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Full Value Awards(1)	1.0	5.7	3.7
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
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized losses on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax(1)	Total
Beginning balance as of June 29, 2024	$(5.3)	$(131.4)	$(7.3)	$(144.0)
Other comprehensive income before reclassification	—	33.9	0.1	34.0
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Net current period other comprehensive income	—	33.9	0.3	34.2
Ending balance as of June 28, 2025	$(5.3)	$(97.5)	$(7.0)	$(109.8)
(1) Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 28, 2025 relates to the unrealized actuarial gain of $0.2 million, net of income tax effect of $0.1 million. The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations for the year ended June 28, 2025. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
Inertial Labs, Inc.
On January 28, 2025, the Company acquired all of the equity of Inertial Labs, Inc. (Inertial Labs), a privately held company which specializes in resilient positioning, navigation and timing (PNT) solutions for aerospace, defense and industrial applications. The acquisition enables the Company to further broaden its solutions offering into the rapidly developing PNT landscape.
The total purchase consideration included approximately $134.4 million paid in cash at closing and additional contingent consideration of up to $175.0 million, payable upon the achievement of certain revenue targets over the course of a four-year period beginning in January 2025. As of the acquisition date, the fair value of the contingent consideration was $116.2 million. The net cash paid for the acquisition, with purchase price adjustment, was $121.6 million, which reflects the cash paid less cash acquired of $16.5 million. From the contingent consideration of $175.0 million, $3.4 million shall be set aside for the payment of retention bonuses over the four-year earn-out period to key personnel and service providers, contingent on continued service to the Company. Any forfeited amount will be removed from the retention bonus pool and re-distributed to the shareholders of Inertial Labs upon the achievement of the earn-out targets. The portion of the estimated fair value of the earn-out liability allocated to the retention bonuses will be accounted for as post combination expense over the requisite service period.
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in our fourth fiscal quarter of 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million and refund of prepaid tax of $0.6 million is expected to be paid in fiscal 2026. In addition, the Company held back $15.0 million for indemnity claims. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $11.7 million and have been recorded within SG&A expense in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$16.5
Accounts receivable, net	8.1
Inventory, net	26.0
Prepayments and other current assets	1.1
Property, plant and equipment, net	1.9
Goodwill(1)	130.3
Identified intangible assets acquired	117.6
Other non-current assets	1.9
Accounts payable	(1.4)
Accrued payroll and related expenses	(0.5)
Deferred revenue	(0.3)
Accrued expenses	(3.5)
Other non-current liabilities	(27.1)
Total purchase consideration	$270.6
(1) Goodwill at acquisition date of $129.7 million increased by $0.6 million for purchase price and measurement period adjustments.
Developed technology relates to products used for PNT solutions for aerospace, defense and industrial applications. The Company valued the developed technology using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the developed technology. Significant assumptions used in the discounted cash flow analysis include (i) projected revenues, (ii) discount rate, and (iii) technology obsolescence rate.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful lives):

	Estimated Useful Life	Amount
Developed technology	4 to 7 years	$102.0
Customer relationship	6 years	9.6
Tradename	3 years	0.8
Backlog	2 years	5.2
Total identifiable intangible assets acquired		$117.6
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the NSE segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. None of the goodwill recognized is deductible for U.S. income tax purposes.
The Company has included the financial results of Inertial Labs in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Jackson Labs Technologies, LLC
On October 5, 2022, the Company acquired all of the equity of Jackson Labs Technologies, LLC (Jackson Labs), a privately held company which specializes in PNT solutions for critical infrastructure serving both military and civilian applications. The acquisition enables the Company to broaden its solutions offering into the rapidly developing PNT landscape.
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
Goodwill represents the excess of the purchase consideration over the fair value of the net tangible and intangible assets acquired and has been allocated to the NSE segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. The goodwill was deductible for U.S. income tax purposes in the year of acquisition.
The Company has included the financial results of Jackson Labs in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.
Other Acquisitions:
On March 2, 2025, the Company entered into a purchase agreement to acquire Spirent Communications plc’s (Spirent) high-speed ethernet and network security business lines and subsequently amended the agreement on May 28, 2025 to also purchase Spirent’s channel emulation testing business (collectively, the HSE, network security and CE businesses) from Keysight Technologies, Inc. for our NSE segment. The total purchase consideration of $425 million will be paid at closing, subject to customary closing adjustments and conditions. The Company expects to fund this transaction with proceeds from a Term Loan B. Refer to “Note 11. Debt” for further information on the Term Loan B. The consummation of the acquisition is subject to regulatory approvals and is currently estimated to close by the end of September 2025.
On March 29, 2023, April 21, 2023 and June 8, 2023, the Company completed acquisitions accounted for as asset purchases consisting of cash paid at closing of $2.9 million and $0.2 million of indemnity holdback. In connection with these acquisitions, the Company recorded developed technology intangibles of $2.5 million which are being amortized over their estimated useful lives of five years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Acquisition related Contingent Consideration
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the years ended June 28, 2025 and June 29, 2024, as follows (in millions):

Total
Balance July 1, 2023(1)	$19.7
Change in Fair Value measurement	(9.5)
Payments of Contingent Consideration	(0.7)
Balance June 29, 2024(2)	$9.5
Additions to Contingent Consideration	116.2
Change in Fair Value measurement	(8.3)
Balance June 28, 2025(3)(4)	$117.4
(1) Includes $1.1 million in Other current liabilities and $18.6 million in Other non-current liabilities on the Consolidated Balance Sheets.
(2) Included in Other non-current liabilities on the Consolidated Balance Sheets.
(3) Includes $41.5 million in Other current liabilities and $75.9 million in Other non-current liabilities on the Consolidated Balance Sheets.
(4) Balance is comprised of $117.1 million for Inertial Labs and $0.3 million for Jackson Labs.
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
Gross Receivables: Includes both billed and Unbilled Receivables/Contract Assets. As of June 28, 2025 and June 29, 2024, the Company had total Unbilled Receivables/Contract Assets of $14.1 million and $16.3 million, respectively.
Deferred Revenue: Deferred revenue consists of contract liabilities primarily related to support, solution deployment services, software maintenance, product, professional services and training when the Company has a right to invoice or payments have been received and transfer of control has not occurred. Revenue is recognized on these items when the revenue recognition criteria are met, generally resulting in ratable recognition over the contract term.
The Company also has short-term and long-term deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the activity related to deferred revenue, for the year ended June 28, 2025 (in millions):

Balance as of June 29, 2024	$91.4
Revenue deferrals for new contracts(1)	119.3
Revenue recognized during the period(2)	(108.4)
Balance as of June 28, 2025(3)	$102.3

Short-term deferred revenue	$74.1
Long-term deferred revenue	$28.2
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
Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete as of June 28, 2025. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, periodic revalidation, adjustments for revenue that has not materialized, and adjustments for currency.
The value of the transaction price allocated to remaining performance obligations as of June 28, 2025 was $345.0 million. The Company expects to recognize 90% of the remaining performance obligations as revenue within the next 12 months, and the residual thereafter.
Accounts Receivable - Allowance for Credit Losses
The table below presents the activities and balances for allowance for credit losses, as follows (in millions):

	Balance at Beginning of Period	Acquisition(1)	Charged to Costs and Expenses	Deduction(2)	Balance at End of Period
Year Ended June 28, 2025	$1.6	$0.6	$1.0	$(1.3)	$1.9
Year Ended June 29, 2024	$1.0	$—	$1.3	$(0.7)	$1.6
Year Ended July 1, 2023	$1.4	$—	$0.4	$(0.8)	$1.0
(1) Refer to “Note 5. Acquisitions” for details of acquisition.
(2) Represents the effect of foreign currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	June 28, 2025	June 29, 2024
Finished goods	$52.5	$44.6
Work in process	18.3	15.4
Raw materials	47.1	36.5
Inventories, net	$117.9	$96.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 28, 2025	June 29, 2024
Refundable income taxes	$32.0	$28.5
Prepayments	21.9	18.5
Advances to contract manufacturers	5.8	5.7
Fair value of forward contracts	4.9	1.7
Transaction tax receivables	0.2	3.3
Assets held for sale	—	2.5
Other current assets	12.5	10.5
Prepayments and other current assets	$77.3	$70.7
Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 28, 2025	June 29, 2024
Land	$19.9	$19.5
Buildings and improvements	79.6	74.9
Machinery and equipment	400.5	378.6
Furniture, fixtures, software and office equipment	67.8	70.7
Leasehold improvements	75.9	73.0
Construction in progress	26.5	20.0
Property, plant and equipment, gross	670.2	636.7
Less: Accumulated depreciation	(438.3)	(408.5)
Property, plant and equipment, net	$231.9	$228.2
Other Non-Current Assets
The following table presents the components of other non-current assets, as follows (in millions):

	June 28, 2025	June 29, 2024
Operating ROU assets, net	$34.1	$35.8
Long-term restricted cash	4.9	5.5
Deferred contract cost	3.0	2.5
Long-term investment (Note 7)	3.0	—
Deposits	2.4	2.4
Debt issuance cost - Revolving Credit Facility	1.4	1.9
Other non-current assets	13.4	9.9
Other non-current assets	$62.2	$58.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Current Liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 28, 2025	June 29, 2024
Fair value of contingent consideration (Note 5)	$41.5	$—
Acquisition related holdback and related accruals	16.5	—
Operating lease liabilities	10.2	9.8
Income tax payable	8.2	5.3
Transaction tax payable	6.0	4.0
Warranty accrual	5.9	3.4
Interest payable	5.1	5.1
Restructuring accrual (Note 13)	3.5	14.1
Fair value of forward contracts	3.1	1.5
Other current liabilities	8.3	14.3
Other current liabilities	$108.3	$57.5
Other Non-Current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 28, 2025	June 29, 2024
Fair value of contingent consideration (Note 5)	$75.9	$9.5
Pension and post-employment benefits	54.1	51.2
Long-term deferred revenue	28.2	25.7
Operating lease liabilities	24.1	25.7
Financing obligation	15.5	15.7
Uncertain tax position	11.4	17.0
Deferred tax liability	6.0	11.7
Asset retirement obligations	3.5	3.0
Warranty accrual	0.8	4.0
Restructuring accrual	—	0.8
Other non-current liabilities	8.1	7.3
Other non-current liabilities	$227.6	$171.6
Interest and Other Income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Interest income	$13.1	$18.9	$10.2
Foreign exchange loss, net	(1.7)	(3.1)	(2.2)
Gain on litigation settlement	—	7.3	—
Other loss, net	(0.3)	(1.4)	(0.4)
Interest and other income, net	$11.1	$21.7	$7.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of June 28, 2025, the Company’s short-term investments of $1.7 million were primarily related to the deferred compensation plan, of which $1.6 million was invested in equity securities.
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
Strategic Investment
During the first fiscal quarter of 2025, the Company invested $3.0 million in a non-marketable equity security in a privately held company. The investment is included in Other non-current assets on the Consolidated Balance Sheets and is classified as Level 3 within the fair value hierarchy.
This investment is carried at cost and because the investment does not have a readily determinable fair value, it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the year ended June 28, 2025.
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
The Company’s share of Sensorsan’s net income for the period from acquisition date until June 28, 2025 was $0.6 million. As of June 28, 2025, the carrying value of the Company’s investment in Sensorsan was $1.3 million, included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the year ended June 28, 2025, revenue from sales to Sensorsan was $1.8 million and the accounts receivable balance was $1.4 million.

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
As of June 28, 2025, the Company had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 29, 2024, the fair value of these contracts of $1.7 million and $1.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 28, 2025 and June 29, 2024. As of June 28, 2025 and June 29, 2024, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $60.4 million and $81.9 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $24.1 million and $26.8 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as a gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $1.0 million and $0.7 million for the years ended June 28, 2025 and June 29, 2024, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	June 28, 2025				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds(2)	229.0	229.0	—	—	295.3	295.3	—	—
Trading securities(3)	1.6	1.6	—	—	1.5	1.5	—	—
Foreign currency forward contracts(4)	4.9	—	4.9	—	1.7	—	1.7	—
Non-marketable equity security(5)	3.0	—	—	3.0	—	—	—	—
Total assets	$238.8	$230.6	$5.2	$3.0	$298.8	$296.8	$2.0	$—

Liability:
Foreign currency forward contracts(6)	$3.1	$—	$3.1	$—	$1.5	$—	$1.5	$—
Contingent consideration(7)	117.4	—	—	117.4	9.5	—	—	9.5
Total liabilities	$120.5	$—	$3.1	$117.4	$11.0	$—	$1.5	$9.5
(1) Included in Other non-current assets on the Consolidated Balance Sheets.
(2) Includes, as of June 28, 2025, $222.4 million in Cash and cash equivalents, $3.5 million in Restricted cash and $3.1 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 29, 2024, $286.7 million in Cash and cash equivalents, $4.9 million in Restricted cash, and $3.7 million in Other non-current assets on the Consolidated Balance Sheets.
(3) Included in Short-term investments on the Consolidated Balance Sheets.
(4) Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5) Included in Other non-current assets on the Consolidated Balance Sheets.
(6) Included in Other current liabilities on the Consolidated Balance Sheets.
(7) As of June 28, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets. As of June 29, 2024, included in Other non-current liabilities on the Consolidated Balance Sheets.
Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 3.75% Senior Notes (2029 Notes) and 1.625% Senior Convertible Notes (2026 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets.
The Company’s debt measured at fair value for the periods presented are as follows (in millions):

	June 28, 2025				June 29, 2024
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
3.75% Senior Notes	$373.6	$—	$373.6	$—	$338.9	$—	$338.9	$—
1.625% Senior Convertible Notes	252.0	—	252.0	—	238.1	—	238.1	—
Total liabilities	$625.6	$—	$625.6	$—	$577.0	$—	$577.0	$—

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 9. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of July 1, 2023(1)	$413.0	$42.2	$455.2
Currency translation	(1.3)	—	(1.3)
Other adjustment(2)	(1.0)	—	(1.0)
Balance as of June 29, 2024(3)	$410.7	$42.2	$452.9
Acquisition	129.7	—	129.7
Other adjustments(4)	0.6	—	0.6
Currency translation	12.5	—	12.5
Balance as of June 28, 2025(5)	$553.5	$42.2	$595.7
(1) Gross goodwill balances for NSE and OSP were $987.5 million and $126.7 million, respectively, as of July 1, 2023. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of July 1, 2023.
(2) Adjustment related to goodwill acquired as part of a prior acquisition.
(3) Gross goodwill balances for NSE and OSP were $985.2 million and $126.7 million, respectively, as of June 29, 2024. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of June 29, 2024.
(4) See “Note 5. Acquisitions” of the Notes to Consolidated Financial Statement for additional information related to the Company’s acquisitions.
(5) Gross goodwill balances for NSE and OSP were $1,128.0 million and $126.7 million, respectively, as of June 28, 2025. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of June 28, 2025.
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. As a result of the segment change during the fourth fiscal quarter of 2025 discussed in “Note 19. Operating Segments and Geographic Information,'' management performed a goodwill impairment analysis on the reporting units prior to and after the change and did not identify an impairment.
No indications of impairment were identified under the qualitative assessment of goodwill impairment for fiscal years ending on June 28, 2025 and June 29, 2024.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Acquired Developed Technology and Other Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of June 28, 2025, and June 29, 2024 (in millions, except useful lives):

As of June 28, 2025	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	5.5 years	$534.5	$(417.7)	$116.8
Customer relationships	5.2 years	209.0	(199.1)	9.9
Other(1)	1.7 years	44.1	(39.2)	4.9
Total intangibles		$787.6	$(656.0)	$131.6

As of June 29, 2024	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	2.9 years	$436.2	$(401.9)	$34.3
Customer relationships	1.5 years	194.8	(191.0)	3.8
Other(1)	0.5 years	36.7	(36.6)	0.1
Total intangibles		$667.7	$(629.5)	$38.2
(1) Other intangibles consist of patents, proprietary know-how and trade secrets, trademarks and trade names.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 28, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2026	$31.5
2027	26.5
2028	20.3
2029	17.3
2030	16.3
Thereafter	19.7
Total amortization	$131.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of June 28, 2025 and June 29, 2024, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	June 28, 2025	June 29, 2024
Principal amount of 1.625% Senior Convertible Notes	$250.0	$—
Unamortized 1.625% Senior Convertible Notes debt discount	(3.3)	—
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(0.5)	—
Short-term debt	$246.2	$—

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(3.7)	(4.6)
Principal amount of 1.625% Senior Convertible Notes	—	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	—	(8.1)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	—	(1.3)
Long-term debt	$396.3	$636.0
The Company was in compliance with all debt covenants as of June 28, 2025 and June 29, 2024.
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
As of June 28, 2025, the expected remaining term of the 2026 Notes is 0.7 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of June 28, 2025, the expected remaining term of the 2029 Notes is 4.3 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent, and other lender related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300 million, which matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100 million so long as certain conditions are met. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are borrowers and guarantors under the Credit Agreement. The Company is currently considering reducing the commitment under the Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extend the maturity.
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
As of June 28, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $170.8 million, net of outstanding standby letters of credit of $4.4 million.
Term Loan B
In March 2025, we obtained commitments for a $425 million 7-year term loan facility the proceeds of which would be available, subject to customary conditions, to fund our pending acquisition of Spirent’s HSE and network security business from Keysight Technologies, Inc. We subsequently marketed and upsized to a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The incremental $175 million is intended for general corporate purposes. The term loan funding, as upsized, remains subject to customary closing conditions and the satisfaction or waiver of all closing conditions to the pending acquisition.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Contractual interest	$19.1	$19.7	$19.2
Amortization of debt issuance cost	2.4	2.6	2.5
Accretion of debt discount	4.9	4.9	1.6
Other	3.6	3.7	3.8
Total Interest Expense	$30.0	$30.9	$27.1
The effective interest rate on the Company’s contractual debt was 2.93%, 2.77% and 2.65% for fiscal 2025, 2024 and 2023, respectively.
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	June 28, 2025	June 29, 2024
Operating lease costs(1)	$13.0	$12.9

Cash paid for amounts included in the measurement of operating lease liabilities	$13.0	$14.1
Operating ROU assets obtained in exchange for operating lease obligations	$8.5	$7.2

Weighted-average remaining lease term	6.1 years	6.3 years
Weighted-average discount rate	6.0%	5.6%
(1) Total variable lease costs were immaterial during the fiscal years ended June 28, 2025 and June 29, 2024. The total operating costs were included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of June 28, 2025 are as follows (in millions):

Fiscal Years
2026	$10.6
2027	9.7
2028	6.9
2029	4.1
2030	1.9
Thereafter	8.0
Total lease payments	41.2
Less: Interest	(6.9)
Present value of lease liabilities	$34.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s ARO liability is primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 28, 2025 and June 29, 2024, the Consolidated Balance Sheets included ARO balances of $0.4 million and $1.2 million, respectively, in Other current liabilities and $3.5 million and $3.0 million, respectively, in Other non-current liabilities.
A summary of the activity in the ARO accrual is outlined below (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended June 28, 2025	$4.2	$0.4	$(0.8)	$—	$0.1	$3.9
Year ended June 29, 2024	$4.3	$—	$(0.2)	$0.1	$—	$4.2

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
Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our NSE and OSP segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the second quarter of fiscal 2026.
Fiscal 2023 Plan
The restructuring and workforce reduction plan, initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities, was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.
A summary of the activity in the restructuring accrual for the fiscal year ended June 28, 2025 is outlined below (in millions):

	Balance as of June 29, 2024	Restructuring and related charges (benefits)	Cash settlements	Foreign currency translation adjustments	Balance as of June 28, 2025
Fiscal 2024 Plan
NSE/Corp	$13.4	$1.0	$(11.2)	$0.3	$3.5
OSP	1.2	(0.1)	(1.1)	—	—
Fiscal 2024 Plan	14.6	0.9	(12.3)	0.3	3.5
Fiscal 2023 Plan
NSE	0.3	(0.2)	(0.1)	—	—
Fiscal 2023 Plan	0.3	(0.2)	(0.1)	—	—
Total(1)	$14.9	$0.7	$(12.4)	$0.3	$3.5
(1) Included in Other current liabilities on the Consolidated Balance Sheet as of June 28, 2025 and certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheet as of June 29, 2024.
During fiscal 2024, the Company recorded restructuring charges of $14.8 million related to the Fiscal 2024 Plan and a benefit of $1.2 million related to the Fiscal 2023 Plan. During fiscal 2023, the Company recorded restructuring charges of $12.1 million related to the Fiscal 2023 Plan.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14. Income Taxes
The Company’s income (loss) before income taxes consisted of the following (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Domestic	$(88.8)	$(95.8)	$(37.6)
Foreign	127.4	107.4	98.3
Income before income taxes and equity investment earnings	$38.6	$11.6	$60.7
The Company’s income tax expense (benefit) consisted of the following (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Federal:
Current	$—	$0.3	$—
Deferred	(23.2)	—	—
Total federal income tax (benefit) expense	(23.2)	0.3	—
State:
Current	(7.7)	3.3	2.6
Deferred	(1.8)	—	—
Total state income tax (benefit) expense	(9.5)	3.3	2.6
Foreign:
Current	41.0	32.8	27.6
Deferred	(3.9)	1.0	5.0
Total foreign income tax expense	37.1	33.8	32.6
Total income tax expense	$4.4	$37.4	$35.2
The federal deferred benefit relates to the release of the valuation allowance related to the acquisition of Inertial Labs.
The state current benefit primarily relates to the release of state income tax reserves due to the lapse in the statute of limitations. The state deferred benefit relates to the release of the valuation allowance related to the acquisition of Inertial Labs.
The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax benefit primarily relates to the payment of withholding tax on intercompany dividends that were previously accrued as a deferred tax liability.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Income tax expense computed at federal statutory rate	$8.1	$2.4	$12.8
Withholding taxes	4.7	5.6	8.0
U.S. inclusion of foreign earnings	4.7	3.8	1.3
Internal restructuring	—	1.2	1.2
Valuation allowance	(14.4)	17.5	0.5
Foreign rate differential	4.5	3.8	4.5
Reserves	(5.4)	1.2	2.9
Permanent items	0.1	(0.6)	1.1
Fair value change of the earn-out liability	(1.7)	(2.0)	(1.0)
Impact of prior years’ taxes	0.5	3.0	(0.5)
Research and experimentation benefits and other tax credits	(1.7)	—	(1.3)
State taxes	1.6	—	2.6
Disallowed compensations	3.2	2.0	3.3
Acquisition Costs	0.5	—	—
Other	(0.3)	(0.5)	(0.2)
Income tax expense	$4.4	$37.4	$35.2
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	June 28, 2025	June 29, 2024	July 1, 2023
Gross deferred tax assets:
Tax credit carryforwards	$140.5	$138.2	$136.4
Net operating loss carryforwards	337.9	381.0	437.5
Capital loss carryforwards	1.1	1.0	1.1
Inventories	48.9	37.2	40.2
Accruals and reserves	54.9	53.0	58.1
Intangibles including acquisition related items	461.8	510.6	597.5
Capitalized research costs	355.6	312.3	186.7
Other	48.3	43.5	44.3
Gross deferred tax assets	1,449.0	1,476.8	1,501.8
Valuation allowance	(1,266.3)	(1,336.0)	(1,351.5)
Deferred tax assets	182.7	140.8	150.3
Gross deferred tax liabilities:
Acquisition related items	(54.1)	(29.4)	(30.9)
Tax on unrepatriated earnings	(4.9)	(9.5)	(13.7)
Foreign branch tax adjustments	(25.2)	(14.6)	(15.0)
Other	(17.4)	(16.5)	(17.7)
Deferred tax liabilities	(101.6)	(70.0)	(77.3)
Total net deferred tax assets	$81.1	$70.8	$73.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 28, 2025, the Company had federal, state and foreign tax net operating loss carryforwards of $1,218.6 million, $314.9 million and $470.5 million, respectively, and federal and state research tax credit carryforwards of $84.6 million and $55.2 million, respectively. The federal tax net operating loss carryforwards start to expire in fiscal 2026 and at various dates through 2038, if not utilized. The federal research tax credit carryforwards start to expire in fiscal 2026, and at various dates through fiscal 2045, if not utilized. The state tax net operating loss carryforwards start to expire in fiscal 2026 and at various dates through 2045, if not utilized. The state research tax credit starts to expire in fiscal 2026 but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
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
Foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries have not been provided on $19.2 million of undistributed earnings for certain foreign subsidiaries. The Company intends to reinvest these earnings indefinitely outside of the U.S. The Company estimates that an additional $1.9 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The valuation allowance decreased by $69.7 million in fiscal 2025, decreased by $15.5 million in fiscal 2024, and increased by $30.7 million in fiscal 2023. The decrease during fiscal 2025 was primarily due to the increase in the deferred tax liability that resulted from the acquisition of Inertial Labs and the expiration of federal net operating losses (NOLs) in the U.S. The decrease during fiscal 2024 was primarily due to the amortization of intangibles assets and utilization of NOLs, offset by an increase in the capitalization of federal research expenditures in the U.S. The increase during fiscal 2023 was primarily due to the increase in capitalization of federal research expenditures in the U.S. This includes the effects of the mandatory capitalization and amortization of R&D expenses incurred in fiscal 2023, as required by the 2017 Tax Cuts and Jobs Act (Tax Act).
The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended June 28, 2025	$1,336.0	$78.3	$(148.0)	$1,266.3
Year Ended June 29, 2024	$1,351.5	$132.7	$(148.2)	$1,336.0
Year Ended July 1, 2023	$1,320.8	$114.4	$(83.7)	$1,351.5
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of unrecognized tax benefits between July 2, 2022 and June 28, 2025 is as follows (in millions):

Balance at July 2, 2022	$53.4
Additions based on tax positions related to current year	2.7
Additions based on tax positions related to prior year	0.1
Reductions based on tax positions related to prior year	(1.1)
Reductions for lapse of statute of limitations	(0.2)
Balance at July 1, 2023	54.9
Additions based on tax positions related to current year	1.2
Additions based on tax positions related to prior year	0.5
Reductions based on tax positions related to prior year	(1.9)
Reductions for lapse of statute of limitations	(0.2)
Balance at June 29, 2024	54.5
Additions based on tax positions related to current year	2.2
Additions based on tax positions related to prior year	0.1
Reductions based on tax positions related to prior year	(4.1)
Reductions for lapse of statute of limitations	(6.5)
Balance at June 28, 2025	$46.2
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 28, 2025 is $7.9 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 28, 2025 is $34.6 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 28, 2025, June 29, 2024 and July 1, 2023 were approximately $3.4 million, $3.8 million, and $2.9 million, respectively. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 28, 2025:

Tax Jurisdictions	Tax Years
United States(1)	2006 and onward
Canada	2023 and onward
China	2020 and onward
France	2022 and onward
Germany	2018 and onward
Korea	2019 and onward
United Kingdom	2023 and onward
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
During fiscal 2025, the Company repurchased 2.0 million shares of its common stock for $16.4 million under the 2022 Repurchase Plan. As of June 28, 2025, the Company had remaining authorization of $198.4 million for future share repurchases under the 2022 Repurchase Plan.
The following table summarizes share repurchase activity related to the Company’s stock repurchase program (in millions, except average price per share amounts):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Total number of shares repurchased	2.0	2.3	7.3
Average price per share	$8.20	$8.70	$11.49
Total purchase price	$16.4	$20.0	$83.9
Remaining authorization at end of period	$198.4	$214.8	$234.8
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2025, 2024 and 2023 have been canceled and retired.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 16. Stock-Based Compensation
Stock-Based Benefit Plans
Stock Award Plans
The Company’s Amended and Restated 2003 Plan provides for the granting of stock options, stock appreciation rights (SARs), dividend equivalent rights, restricted stocks, RSUs, performance units and performance shares, the vesting of which may be time-based or upon satisfaction of performance criteria or other conditions.
As of June 28, 2025, the Company had 10.2 million shares subject to Full Value Awards (defined below) issued and outstanding and 7.8 million shares of common stock available for grant under the Amended and Restated 2003 Plan.
Employee Stock Purchase Plans
The Company’s ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of June 28, 2025, 5.9 million shares remained available for issuance. The ESPP, as amended, provides for a 15% discount with a look-back period of six months.
Full Value Awards
The Company's stock-based compensation includes a combination of time-based RSUs and MSUs and PSUs. RSUs are granted without an exercise price and are converted to shares immediately upon vesting. When converted into shares upon vesting, shares equivalent in value to the minimum withholding taxes liability on the vested shares are withheld by the Company for the payment of such taxes. For performance-based awards, shares attained over target upon vesting are reflected as awards granted during the period.
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
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2025, 2024 and 2023 was as follows (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Cost of revenues	$5.7	$4.9	$4.8
Research and development	8.8	8.7	8.6
Selling, general and administrative	38.6	35.8	37.8
Total stock-based compensation expense	$53.1	$49.4	$51.2
Approximately $1.0 million and $1.2 million of stock-based compensation expense was capitalized to inventory at June 28, 2025 and June 29, 2024, respectively.
Stock Option Activity
During fiscal 2024, 1.2 million of stock options were exercised all of which have been fully amortized and recognized since before June 29, 2019. There were no stock options outstanding as of June 28, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2025, the Company issued shares of 511,207 and 389,509 on January 31, 2025 and July 31, 2024, respectively, as part of the ESPP. As of June 28, 2025, there was $0.2 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2026.
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 28, 2025 and changes during fiscal 2023, 2024 and 2025 are presented below (in millions, except Weighted-Average Grant Date Fair Value Per Share amounts):

	Full Value Awards
	Performance Shares(1)	Non-Performance Shares	Total Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested July 2, 2022	1.4	4.8	6.2	$15.55
Awards granted	0.9	3.1	4.0	$14.35
Awards vested	(0.6)	(1.8)	(2.4)	$15.23
Awards forfeited	—	(0.3)	(0.3)	$14.78
Non-vested July 1, 2023	1.7	5.8	7.5	$15.06
Awards granted	1.2	3.6	4.8	$10.28
Awards vested	(0.5)	(2.2)	(2.7)	$14.96
Awards forfeited	(0.2)	(0.3)	(0.5)	$15.55
Non-vested June 29, 2024	2.2	6.9	9.1	$12.51
Awards granted	1.5	4.6	6.1	$9.09
Awards vested	(0.4)	(3.4)	(3.8)	$13.43
Awards forfeited	(0.8)	(0.4)	(1.2)	$12.57
Non-vested June 28, 2025	2.5	7.7	10.2	$10.09
(1) Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2025, 2024 and 2023 was estimated to be $15.4 million, $13.4 million and $11.4 million, respectively, and was calculated using a Monte Carlo simulation. The Company did not grant any PSU awards in fiscal 2025, 2024 and 2023. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of June 28, 2025, $54.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over the remaining amortization period of 1.6 years.

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

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Volatility of common stock	37.6%	34.8%	31.2%
Average volatility of peer companies	66.8%	65.8%	62.1%
Average correlation coefficient of peer companies	0.2053	0.2305	0.3111
Risk-free interest rate	3.9%	4.9%	3.4%
The Company did not issue stock option grants during the fiscal years ended June 28, 2025, June 29, 2024 and July 1, 2023. The Company estimates the fair value of ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	June 28, 2025	June 29, 2024	July 1, 2023
Expected term (in years)	0.5	0.5	0.5
Expected volatility	42.6%	29.8%	37.2%
Risk-free interest rate	4.7%	5.3%	3.8%
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $23,500 in calendar year 2025 as set by the Internal Revenue Service.
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $5.2 million, $5.3 million and $5.4 million in fiscal 2025, 2024 and 2023, respectively.
Employee Defined Benefit Plans
The Company is responsible for a non-pension post-retirement benefit obligation assumed from a past acquisition, which is closed to new participants. As of June 28, 2025 and June 29, 2024, the liability balances related to the non-pension post-retirement benefit plan were $0.3 million. The liability balances were included in Other non-current liabilities on the Consolidated Balance Sheets.
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed in a prior acquisition. These pension plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition during fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 28, 2025, the U.K. plan was fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments section below. No other required contributions are expected in fiscal 2026, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that VIAVI was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. In June 2025, Department for Work and Pensions announced that the government will introduce legislation to give affected pension schemes the ability to retrospectively obtain written actuarial confirmation that historic benefit changes met the necessary standards. The prospective legislation could significantly reduce the potential negative impact of the court decision in the Virgin Media case on U.K. pension schemes, including the Company’s U.K pension scheme, as there would be an opportunity to pursue retrospective confirmation if necessary or applicable to validate historical amendments. No expected timeline of when the legislation will come out has been announced. The Company continues to monitor developments and assess potential impact for its U.K. pension scheme.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	June 28, 2025	June 29, 2024	July 1, 2023
Interest cost	$3.3	$3.3	$2.7
Expected return on plan assets	(1.8)	(1.9)	(1.7)
Recognized net actuarial losses (gains)	0.2	0.1	(0.1)
Net periodic benefit cost	$1.7	$1.5	$0.9
The components of net periodic pension cost are included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
The Company’s accumulated other comprehensive income (loss) includes unrealized net actuarial (gains) losses. The amount of unrealized net actuarial (gain) loss expected to be recognized in net periodic benefit cost during fiscal 2026 is $0.2 million.
The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	June 28, 2025	June 29, 2024
Change in benefit obligation
Benefit obligation at beginning of year	$83.7	$86.1
Interest cost	3.3	3.3
Actuarial (gains) losses	(3.1)	1.5
Benefits paid	(6.2)	(6.1)
Foreign exchange impact	7.2	(1.1)
Benefit obligation at end of year	$84.9	$83.7
Change in plan assets
Fair value of plan assets at beginning of year	$32.0	$31.1
Actual return on plan assets	(1.5)	0.7
Employer contributions	6.0	6.5
Benefits paid	(6.2)	(6.1)
Foreign exchange impact	2.6	(0.2)
Fair value of plan assets at end of year	32.9	32.0
Funded status	(52.0)	(51.7)
Accumulated benefit obligation	$84.9	$83.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit Plans
	June 28, 2025	June 29, 2024
Amount recognized on the Consolidated Balance Sheets at end of year:
Non-current assets	$7.6	$6.6
Current liabilities	5.8	7.5
Non-current liabilities	53.8	50.8
Other changes in plan assets and benefit obligations recognized in other comprehensive income (loss):
Net actuarial gain (loss)	$0.1	$(2.1)
Amortization of accumulated net actuarial losses	0.2	0.1
Total recognized in other comprehensive income (loss)	$0.3	$(2.0)
During each of fiscal 2025 and fiscal 2024, the Company contributed £1.0 million or approximately $1.3 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K. and German pension plans:

	Pension Benefit Plans
	June 28, 2025	June 29, 2024	July 1, 2023
Used to determine net periodic cost at end of year:
Discount rate	4.2%	4.1%	4.1%
Expected long-term return on plan assets	5.3%	5.9%	5.9%
Rate of pension increase	2.4%	2.5%	2.5%

Used to determine benefit obligation at end of year:
Discount rate	4.2%	4.1%	4.1%
Rate of pension increase	2.4%	2.5%	2.5%
Investment Policies and Strategies
The Company’s investment objectives for its funded pension plan are to ensure that there are sufficient assets available to pay out members’ benefits as and when they arise and that, should the plan be discontinued at any point in time, there would be sufficient assets to meet the discontinuance liabilities.
To achieve these objectives, the trustee of the U.K. pension plan is responsible for regularly monitoring the funding position and managing the risk by investing in assets expected to perform approximately in line with the liabilities and help minimize volatility in the funding position. The trustee invests in a range of frequently traded funds (pooled funds) rather than direct holdings in individual securities to maintain liquidity, achieve diversification and reduce the potential for risk concentration. The funded plan assets are managed by professional third-party investment managers.
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 28, 2025 (in millions):

	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Fixed income	100%	32.5	98.8%	—	32.5
Cash	—%	0.4	1.2%	0.4	—
Total assets		$32.9	100.0%	$0.4	$32.5
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 29, 2024 (in millions):

	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Equity / Other	40%	$12.1	37.8%	$—	$12.1
Fixed income	60%	17.0	53.1%	—	17.0
Cash	—%	2.9	9.1%	2.9	—
Total assets		$32.0	100.0%	$2.9	$29.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s pension assets consist of multiple institutional funds (pension funds) of which the fair values are based on the quoted prices of the underlying securities. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Fixed income consists of several funds that invest primarily in index-linked Gilts (over 5 years), Gilts index (over 15 years), sterling-denominated investment grade corporate bonds and overseas government bonds.
Equity / Other consisted of several funds that invested primarily in U.K. equities and other overseas equities as well as a small portion in liquid alternatives.
Future Benefit Payments
The following table reflects the expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at fiscal year end and include benefits attributable to estimated future compensation increases (in millions):

Fiscal Years
2026	$7.4
2027	6.3
2028	6.7
2029	6.6
2030	5.9
2031-2035	27.5
Note 18. Commitments and Contingencies
Royalty Payments
The Company is obligated to make future minimum royalty payments of $0.2 million measured as of June 28, 2025 for the use of certain licensed technologies, which are expected to be paid through the third quarter of fiscal 2026.
Purchase Obligations
Purchase obligations of $160.7 million as of June 28, 2025, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Certain purchase orders allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of the goods or performance of the services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
The Company depends on a limited number of contract manufacturers, subcontractors, and suppliers for raw materials, packages and standard components. The Company generally purchases these single or limited source products through standard purchase orders or one-year supply agreements and has no significant long-term guaranteed supply agreements with such vendors. While the Company seeks to maintain a sufficient safety stock of such products and maintains on-going communications with its suppliers to guard against interruptions or cessation of supply, the Company’s business and results of operations could be adversely affected by a stoppage or delay of supply, substitution of more expensive or less reliable parts, receipt of defective parts or contaminated materials, increases in the price of such supplies, or the Company’s inability to obtain reduced pricing from its suppliers in response to competitive pressures.

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
In August 2012 and May 2019, the Company entered into two lease amendments to extend the term of the lease to August 31, 2032 with a ten-year renewal option. In the first quarter of fiscal 2020, the Company reassessed whether a sale would have occurred on the date of adoption of ASC 842, Leases, and, at which time, concluded that the buildings did not qualify for sale and lease back accounting in accordance with ASC 842. As a result, they were continuously accounted for as financing transactions.
As of June 28, 2025, $0.2 million was included in Other current liabilities, and $15.5 million was included in Other non-current liabilities on the Consolidated Balance Sheets. As of June 29, 2024, $0.1 million was included in Other current liabilities, and $15.7 million was included in Other non-current liabilities on the Consolidated Balance Sheets.
As of June 28, 2025, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

Fiscal Years
2026	$3.1
2027	3.2
2028	2.7
2029	2.6
2030	2.7
Thereafter	5.6
Total minimum leaseback payments	$19.9
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 28, 2025 and June 29, 2024.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Outstanding Standby Letters of Credit and Performance Bonds
As of June 28, 2025, the Company had standby letters of credit of $6.6 million, and other claims of $1.9 million collateralized by restricted cash.
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
The following table presents the changes in the Company’s warranty reserve during fiscal 2025 and 2024 (in millions):

	Year Ended
	June 28, 2025	June 29, 2024
Balance as of beginning of period	$7.4	$9.0
Provision for warranty	2.3	1.2
Utilization of reserve	(2.6)	(2.8)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.4)	—
Balance as of end of period	$6.7	$7.4
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
Note 19. Operating Segments and Geographic Information
The Company evaluates its operating segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer as the Company’s CODM uses operating segment financial information to evaluate segment performance and to allocate resources.
The Company’s operating and reportable segments are:
(i) Network and Service Enablement:
NSE provides an integrated portfolio of testing, monitoring, assurance and security solutions to help build, maintain, and optimize telecom and datacom networks. Our solutions address lab and production environments, network management, service assurance and AIOps for any kind of network, including wireless, wireline, cloud, satellite, public safety, military and critical infrastructure. NSE also offers a range of product support and professional services such as repair, calibration, software support and technical assistance for its products.
(ii) Optical Security and Performance Products:
OSP leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell technologies for the anti-counterfeiting, 3D sensing, government and aerospace, automotive and industrial markets.
Effective March 30, 2025, the Company realigned its segment reporting structure. As a result, the company’s Network Enablement (NE) and Service Enablement (SE) business activities are now reported as a single operating and reportable segment, NSE. Recent acquisitions have reduced the SE segment revenue as a percentage of total VIAVI revenue. In addition, NE and SE are managed under common leadership, share many of the same customers and suppliers and operating expenses associated with the NSE business are not exclusively allocated to either NE or SE. The Company has applied this change retrospectively in the disclosures herein.
Segment Reporting
The CODM manages the Company in two broad business categories: NSE and OSP. The CODM evaluates segment performance of the NSE and OSP business based on segment operating margins. The CODM uses segment operating margin to make budgeting and forecasting decisions and to assess the performance of our segments, primarily by monitoring actual results versus the prior year, the annual budget and forecasted results. In addition, the CODM reviews inventory levels by segment. The Company allocates corporate-level operating expenses to its segment results, except for certain non-core operating and non-operating activities as discussed below.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company does not allocate stock-based compensation, acquisition and integrated related charges, amortization of acquisition related intangibles, amortization of acquisition related inventory step-up, legal settlements, restructuring, changes in fair value of contingent consideration liabilities, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Unallocated other expenses” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended June 28, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$604.3	$307.7	$912.0
Service revenue	172.3	—	172.3
Net revenue	776.6	307.7	1,084.3

Cost of revenues	288.7	144.2

Research and development	179.3	17.3
Selling, general and administrative	165.7	23.8
Other segment items(1)	101.3	10.1
Total operating expense	446.3	51.2

Segment operating income	$41.6	$112.3	$153.9
Segment operating margin	5.4%	36.5%

Unallocated other expenses			(96.4)
Interest and other income, net			11.1
Interest expense			(30.0)
Income before income taxes and equity investment earnings			$38.6

Inventories, net	$74.4	$43.5	$117.9
Assets not allocated to segments			1,875.9
Total assets			$1,993.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 29, 2024
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$536.4	$298.4	$834.8
Service revenue	165.6	—	165.6
Net revenue	702.0	298.4	1,000.4

Cost of revenues	262.4	143.5

Research and development	173.5	16.5
Selling, general and administrative	160.7	23.2
Other segment items(1)	97.4	8.2
Total operating expense	431.6	47.9

Segment operating income	$8.0	$107.0	$115.0
Segment operating margin	1.1%	35.9%

Unallocated other expenses			(94.2)
Interest and other income, net			21.7
Interest expense			(30.9)
Income before income taxes and equity investment earnings			$11.6

Inventories, net	$53.1	$43.4	$96.5
Assets not allocated to segments			1,639.8
Total assets			$1,736.3

	Year Ended July 1, 2023
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$631.3	$304.8	$936.1
Service revenue	169.9	0.1	170.0
Net revenue	801.2	304.9	1,106.1

Cost of revenues	291.0	146.3

Research and development	178.6	15.0
Selling, general and administrative	167.8	24.1
Other segment items(1)	102.6	8.2
Total operating expense	449.0	47.3

Segment operating income	$61.2	$111.3	$172.5
Segment operating margin	7.6%	36.5%

Unallocated other expenses			(90.1)
Loss on convertible note modification			(2.2)
Interest and other income, net			7.6
Interest expense			(27.1)
Income before income taxes and equity investment earnings			$60.7

Inventories, net	$67.9	$48.2	$116.1
Assets not allocated to segments			1,734.4
Total assets			$1,850.5
(1)Other segment items represents allocation of corporate level operating expenses.

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
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the years ended June 28, 2025, June 29, 2024 and July 1, 2023 (in millions):

	Years Ended
	June 28, 2025			June 29, 2024			July 1, 2023
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$296.7	$59.3	$356.0	$265.0	$60.4	$325.4	$303.5	$59.4	$362.9
Other Americas	51.2	18.0	69.2	50.3	15.0	65.3	60.3	14.9	75.2
Total Americas	$347.9	$77.3	$425.2	$315.3	$75.4	$390.7	$363.8	$74.3	$438.1

Asia-Pacific:
Greater China	$209.1	$6.0	$215.1	$188.1	$5.9	$194.0	$203.5	$7.4	$210.9
Other Asia-Pacific	136.0	28.5	164.5	126.5	26.0	152.5	140.2	26.4	166.6
Total Asia-Pacific	$345.1	$34.5	$379.6	$314.6	$31.9	$346.5	$343.7	$33.8	$377.5

EMEA:	$219.0	$60.5	$279.5	$204.9	$58.3	$263.2	$228.6	$61.9	$290.5

Total net revenue	$912.0	$172.3	$1,084.3	$834.8	$165.6	$1,000.4	$936.1	$170.0	$1,106.1
One customer of the Company in the OSP segment generated $166.7 million, $154.1 million and $157.7 million of net revenue, which represented more than 10% of total net revenue, during fiscal 2025, 2024 and 2023, respectively.
Property, plant and equipment, net and Operating ROU assets, net were identified based on the operations in the corresponding geographic areas (in millions):

	June 28, 2025	June 29, 2024
United States	$181.2	$178.8
Other Americas	2.6	3.4
Greater China	23.6	28.8
Other Asia-Pacific	8.9	8.6
United Kingdom	23.3	20.8
Other EMEA	26.4	23.6
Total property, plant and equipment, net and Operating ROU assets, net	$266.0	$264.0

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
The Company recorded $7.1 million in the form of R&D credits in the Consolidated Statements of Operations during fiscal 2025 under the VALOR Grant. In addition, funding of $1.4 million offset the carrying value of lab equipment purchased during the fiscal year ended June 28, 2025. For the year ended June 28, 2025, we received cash reimbursement of $10.5 million and had pending receipts of $0.6 million included in Prepayments and other current assets on the Consolidated Balance Sheets.
Other Government Assistance
The Company recorded approximately $10.6 million for other government assistance, primarily R&D credits, in the Consolidated Statements of Operations during fiscal 2025. As of June 28, 2025, the Company had pending receipts of approximately $17.5 million related to other government assistance included in Prepayments and other current assets on the Consolidated Balance Sheets.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 28, 2025.

(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 28, 2025.
In accordance with guidance issued by the Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Inertial Labs, Inc. (Inertial Labs), which we acquired on January 28, 2025, as discussed in “Note 5. Acquisitions” under Item 8 of this Annual Report on Form 10-K. We have included the financial results of Inertial Labs in the Consolidated Financial Statements from the date of acquisition. Total revenues of Inertial Labs subject to the Company’s internal control over financial reporting represented approximately 2.3% of our consolidated revenue for the fiscal year ended June 28, 2025. Total assets of Inertial Labs subject to the Company’s internal control over financial reporting represented approximately 2.1% of our consolidated total assets as of June 28, 2025. Inertial Lab’s goodwill and intangible assets were subject to our management’s evaluation of internal control over financial reporting.
Our management has concluded that, as of June 28, 2025, our internal control over financial reporting was effective at the reasonable assurance level based on these criteria.
The effectiveness of the Company’s internal control over financial reporting as of June 28, 2025 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 28, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(d)   LIMITATIONS ON EFFECTIVENESS OF CONTROLS
Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. Accordingly, our disclosure controls and procedures and our internal control provide reasonable assurance of achieving their objectives.
ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 28, 2025.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal 1: Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2025 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 28, 2025.
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

ITEM 11.    EXECUTIVE COMPENSATION
Information required by this item is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Executive Compensation and Other Information,” “Proposal 1: Election of Directors—Director Compensation,” “Corporate Governance—Risk Oversight,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” in the Proxy Statement.
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.
Information regarding the Company’s stockholder approved and non-approved equity compensation plans is incorporated by reference to the section entitled “Executive Compensation and Other Information—Equity Compensation Plans” in the Proxy Statement.
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information required by this item is incorporated by reference to the sections entitled “Certain Relationships and Related Person Transactions,” and “Corporate Governance—Director Independence” in the Proxy Statement.
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
(3)Exhibits:
See Item 15(b)
(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
3.1	Fourth Restated Certificate of Incorporation	8-K	3.1	11/20/2018
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.1	2/16/2024
4.1	Indenture, dated as of March 6, 2023, by and between Viavi Solutions Inc. and U.S. Bank Trust Company, National Association, as Trustee.	8-K	4.1	3/7/2023
4.2	Form of 1.625% Senior Convertible Notes due 2026	8-K	4.2 (Incl. in 4.1)	3/7/2023
4.3	Indenture, dated as of September 29, 2021, by and between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
4.4	Form of 3.750% Senior Notes due 2029	8-K	4.2 (Inc. in 4.1)	9/29/2021
4.5	Description of Securities	10-K	4.6	8/24/2020
10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Viavi Solutions Inc. Employee Stock Purchase Plan (Restated as of November 8, 2023)	10-Q	10.2	2/2/2024
10.3+	Form of Indemnification Agreement	8-K	10.9	4/20/2015
10.4+	Viavi Solutions Inc. 2003 Equity Incentive Plan (Restated as of November 8, 2023)	10-Q	10.1	2/2/2024

10.5+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement	8-K	10.3	6/20/2020
10.6	Tax Matters Agreement, dated as of July 31, 2015, by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.7+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.8	Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
10.9+	Viavi Solutions Inc. Section 16 Officer Incentive Plan	10-Q	10.1	5/3/2023
10.10+	Employment Agreement between Ilan Daskal and Viavi Solutions Inc., effective as of November 7, 2023	10-Q	10.4	2/2/2024
10.11+	Non-Employee Director Compensation Policy, dated as of November 8, 2023	10-Q	10.5	2/2/2024
10.12+	2003 Equity Incentive Plan Form of Notice and Restricted Stock Unit Agreement	10-Q	10.1	11/1/2024
10.13	Asset Purchase Agreement by and between Viavi Solutions Inc. and Keysight Technologies, Inc., dated as of March 2, 2025	10-Q	10.1	5/2/2025
10.14	First Amendment to Asset Purchase Agreement by and between Viavi Solutions Inc. and Keysight Technologies, Inc. dated May 28, 2025				X
19.1	Viavi Solutions Inc. Insider Trading Policy	10-K	19.1	8/16/2024
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Viavi Solutions Inc. Compensation Recovery Policy	10-K	19.1	8/16/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 11, 2025	VIAVI SOLUTIONS INC.

	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 11, 2025
Oleg Khaykin	(Principal Executive Officer)

/s/ ILAN DASKAL	Executive Vice President and Chief Financial Officer	August 11, 2025
Ilan Daskal	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 11, 2025
Richard Belluzzo

/s/ KEITH BARNES	Director	August 11, 2025
Keith Barnes

/s/ LAURA BLACK	Director	August 11, 2025
Laura Black

/s/ RICHARD JOHN BURNS	Director	August 11, 2025
Richard John Burns

/s/ DONALD COLVIN	Director	August 11, 2025
Donald Colvin

/s/ EUGENIA M. CORRALES	Director	August 11, 2025
Eugenia M. Corrales

/s/ DOUGLAS GILSTRAP	Director	August 11, 2025
Douglas Gilstrap

/s/ MASOOD JABBAR	Director	August 11, 2025
Masood Jabbar

/s/ JOANNE SOLOMON	Director	August 11, 2025
Joanne Solomon