Form 10-Q
period 2025-09-27
VIAVI SOLUTIONS INC.
filed 2025-10-30
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 25, 2025, the Registrant had 223,198,857 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Revenues:
Product revenue	$257.4	$197.5
Service revenue	41.7	40.7
Total net revenue	299.1	238.2
Cost of revenues:
Product cost of revenue	107.1	81.9
Service cost of revenue	16.1	16.9
Amortization of acquired technologies	6.9	3.3
Total cost of revenues	130.1	102.1
Gross profit	169.0	136.1
Operating expenses:
Research and development	56.0	49.4
Selling, general and administrative	104.2	74.1
Amortization of other intangibles	1.5	1.1
Restructuring and related benefits	(0.3)	—
Total operating expenses	161.4	124.6
Income from operations	7.6	11.5
Loss on convertible note extinguishment (Note 11)	(3.8)	—
Interest and other income, net	1.3	3.2
Interest expense	(7.4)	(7.5)
(Loss) income before income taxes and equity investment losses	(2.3)	7.2
Provision for income taxes	19.0	9.0
Equity investment losses	(0.1)	—
Net loss	$(21.4)	$(1.8)

Net loss per share:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)

Shares used in per share calculations:
Basic	222.9	222.0
Diluted	222.9	222.0
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
Net loss	$(21.4)	$(1.8)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(4.5)	30.3
Amortization of net actuarial gains and other pension adjustments	—	0.1
Net change in accumulated other comprehensive loss (income)	(4.5)	30.4
Comprehensive (loss) income	$(25.9)	$28.6

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	September 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$543.8	$423.6
Short-term investments	1.8	1.7
Restricted cash	3.5	3.7
Accounts receivable, net	242.0	261.0
Inventories, net	124.5	117.9
Prepayments and other current assets	74.7	77.3
Total current assets	990.3	885.2
Property, plant and equipment, net	230.3	231.9
Goodwill, net	592.3	595.7
Intangibles, net	123.2	131.6
Deferred income taxes	77.4	87.2
Other non-current assets	68.6	62.2
Total assets	$2,082.1	$1,993.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66.6	$68.8
Accrued payroll and related expenses	54.4	63.6
Deferred revenue	64.2	74.1
Accrued expenses	29.9	28.7
Short-term debt	151.1	246.2
Other current liabilities	131.3	108.3
Total current liabilities	497.5	589.7
Long-term debt	640.5	396.3
Other non-current liabilities	220.2	227.6
Total liabilities	1,358.2	1,213.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at September 27, 2025 and June 28, 2025	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 223 million shares at September 27, 2025 and June 28, 2025, issued and outstanding	0.2	0.2
Additional paid-in capital	70,517.5	70,517.9
Accumulated deficit	(69,679.5)	(69,628.1)
Accumulated other comprehensive loss	(114.3)	(109.8)
Total stockholders’ equity	723.9	780.2
Total liabilities and stockholders’ equity	$2,082.1	$1,993.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	September 27, 2025	September 28, 2024
OPERATING ACTIVITIES:
Net loss	$(21.4)	$(1.8)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation expense	9.8	9.7
Amortization of acquired technologies and other intangibles	8.4	4.4
Stock-based compensation	13.4	12.7
Loss on convertible note extinguishment	3.8	—
Amortization of debt issuance costs	1.7	1.8
Net change in fair value of contingent liabilities	10.9	(3.5)
Deferred taxes, net	10.7	(4.7)
Amortization of inventory step-up	2.6	—
Restructuring	(0.3)	—
Other	1.3	(0.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17.4	13.2
Inventories	(11.6)	2.9
Other current and non-current assets	(0.5)	(2.4)
Accounts payable	(0.5)	(4.0)
Income taxes payable	0.8	2.6
Deferred revenue, current and non-current	(10.7)	(4.6)
Accrued payroll and related expenses	(9.1)	(5.1)
Accrued expenses and other current and non-current liabilities	4.3	(7.5)
Net cash provided by operating activities	$31.0	$13.5
INVESTING ACTIVITIES:
Purchases of short-term investments	$(0.9)	$(43.3)
Maturities of short-term investments	0.9	38.6
Capital expenditures	(8.5)	(7.3)
Proceeds from the sale of assets	0.9	3.5
Purchase price adjustment related to business acquisition	(0.7)	—
Other investing activities	—	(3.0)
Net cash used in investing activities	$(8.3)	$(11.5)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$149.1	$—
Payment of debt issuance costs	(7.8)	—
Repurchase and retirement of common stock	(30.0)	(16.4)
Withholding tax payment on vesting of restricted stock and performance- based awards	(16.2)	(7.3)
Payment of financing obligations	(0.1)	—
Proceeds from employee stock purchase plan	2.7	2.7
Net cash provided by (used in) financing activities	$97.7	$(21.0)
Effect of exchange rates on cash, cash equivalents and restricted cash	$(0.4)	$15.3
Net increase in cash (decrease), cash equivalents and restricted cash	120.0	(3.7)
Cash, cash equivalents and restricted cash at the beginning of the period(1)	432.1	481.8
Cash, cash equivalents and restricted cash at the end of the period(2)	$552.1	$478.1
(1)These amounts include both current and non-current balances of restricted cash totaling $8.5 million and $10.5 million as of June 28, 2025 and June 29, 2024, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $8.3 million and $10.2 million as of September 27, 2025 and September 28, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
Net loss	—	—	—	(21.4)	—	(21.4)
Other comprehensive loss	—	—	—	—	(4.5)	(4.5)
Shares issued under employee stock plans, net of tax	2.7	—	(13.9)	—	—	(13.9)
Stock-based compensation	—	—	13.5	—	—	13.5
Repurchase of common stock	(2.7)	—	—	(30.0)	—	(30.0)
Balance at September 27, 2025	223.2	$0.2	$70,517.5	$(69,679.5)	$(114.3)	$723.9

Three Months Ended September 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net loss	—	—	—	(1.8)	—	(1.8)
Other comprehensive income	—	—	—	—	30.4	30.4
Shares issued under employee stock plans, net of tax	1.9	—	(4.7)	—	—	(4.7)
Stock-based compensation	—	—	12.7	—	—	12.7
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at September 28, 2024	221.8	$0.2	$70,480.2	$(69,664.7)	$(113.6)	$702.1
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three months ended September 27, 2025 and September 28, 2024 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2025.
There have been no material changes to the Company’s accounting policies during the three months ended September 27, 2025 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 28, 2025 on Form 10-K, filed with the SEC on August 11, 2025.
The Consolidated Balance Sheet as of June 28, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended September 27, 2025 and September 28, 2024 may not be indicative of results for the fiscal year ending June 27, 2026 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2026 is a 52-week year ending on June 27, 2026. The Company’s fiscal 2025 was a 52-week year ending on June 28, 2025.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606: Revenue from Contracts with Customers, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for fiscal years beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company), with early and retrospective adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net loss per share (in millions, except per share data):

	Three Months Ended
	September 27, 2025	September 28, 2024
Numerator:
Net loss	$(21.4)	$(1.8)
Denominator:
Weighted-average shares outstanding:
Basic	222.9	222.0
Diluted	222.9	222.0

Net loss per share:
Basic	$(0.10)	$(0.01)
Diluted	$(0.10)	$(0.01)
The following table sets forth the weighted-average potentially dilutive securities excluded from the computation of the diluted net loss per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended
	September 27, 2025(1)(2)	September 28, 2024(2)
Restricted stock units	1.5	2.5
(1)The Company’s 0.625% Senior Convertible Notes due 2031 (2031 Notes) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.79 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 11. Debt” for more details.
(2)The Company’s 1.625% Senior Convertible Notes due 2026 (2026 Notes) are not included in the table above. The par amount of convertible notes is payable in cash equal to the principal amount of the notes plus any accrued and unpaid interest and then the “in-the-money” conversion benefit feature at the conversion price above $13.19 per share is payable in cash, shares of the Company’s common stock or a combination of both at the Company’s election. Refer to “Note 11. Debt” for more details.
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the three months ended September 27, 2025, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations	Total
Beginning balance as of June 28, 2025	$(5.3)	$(97.5)	$(7.0)	$(109.8)
Other comprehensive loss	—	(4.5)	—	(4.5)
Net current-period other comprehensive loss	—	(4.5)	—	(4.5)
Ending balance as of September 27, 2025	$(5.3)	$(102.0)	$(7.0)	$(114.3)

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
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in our fourth fiscal quarter of 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million was paid in the first quarter of fiscal 2026 and refund of prepaid tax of $0.6 million is expected to be paid in fiscal 2026. In addition, the Company held back $15.0 million for indemnity claims. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred in fiscal 2025 were approximately $11.7 million and were recorded within SG&A expense in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the Network and Service Enablement (NSE) segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future PNT offerings. None of the goodwill recognized is deductible for U.S. income tax purposes.
The Company has included the financial results of Inertial Labs in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.
Jackson Labs Technologies, LLC
On October 5, 2022, the Company acquired all of the equity of Jackson Labs Technologies, LLC (Jackson Labs), a privately held company which specializes in PNT solutions for critical infrastructure serving both military and civilian applications. The acquisition enables the Company to broaden its solutions offering into the rapidly developing PNT landscape. The total purchase consideration included approximately $49.9 million paid in cash at closing and additional contingent consideration of up to $117.0 million.
Acquisition related Contingent Consideration
The following table provides a reconciliation of changes in fair value of the Company’s earn-out liabilities for the three months ended September 27, 2025 and September 28, 2024 (in millions):

Total
Balance June 29, 2024(1)	$9.5
Additions to Contingent Consideration	116.2
Change in Fair Value measurement(2)	(8.3)
Balance June 28, 2025(3)(4)	$117.4
Change in Fair Value measurement(2)	10.9
Balance September 27, 2025(5)	$128.3
(1)Included in Other non-current liabilities on the Consolidated Balance Sheets.
(2)Includes change in fair value for Inertial Labs and and Jackson Labs.
(3)Includes $41.5 million in Other current liabilities and $75.9 million in Other non-current liabilities on the Consolidated Balance Sheets.
(4)Balance is comprised of $117.1 million for Inertial Labs and $0.3 million for Jackson Labs.
(5)Includes $64.2 million in Other current liabilities and $64.1 million in Other non-current liabilities for Inertial Labs on the Consolidated Balance Sheets.

For details on an acquisition completed after September 27, 2025, refer to “Note 20. Subsequent Events” for more information.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of September 27, 2025, and June 28, 2025, the Company had total unbilled receivables of $14.6 million and $14.1 million, respectively.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

Three Months Ended
September 27, 2025
Deferred revenue:
Balance at beginning of period	$102.3
Revenue deferrals for new contracts(1)	18.4
Revenue recognized during the period(2)	(29.6)
Balance at end of period	$91.1
(1)This amount includes the effect of foreign currency exchange rate fluctuations.
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
The value of the transaction price allocated to remaining performance obligations as of September 27, 2025, was $352.6 million. The Company expects to recognize approximately 91% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 28, 2025	Charged to Costs and Expenses	Deductions(1)	September 27, 2025
Allowance for credit losses	$1.9	$0.7	$(0.1)	$2.5
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	September 27, 2025	June 28, 2025
Finished goods	$54.1	$52.5
Work in process	19.8	18.3
Raw materials	50.6	47.1
Inventories, net	$124.5	$117.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	September 27, 2025	June 28, 2025
Refundable income taxes	$31.8	$32.0
Prepayments	20.2	21.9
Advances to contract manufacturers	8.4	5.8
Fair value of forward contracts	1.0	4.9
Other current assets	13.3	12.7
Prepayments and other current assets	$74.7	$77.3
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	September 27, 2025	June 28, 2025
Operating right-of-use (ROU) assets	$39.4	$34.1
Long-term restricted cash	4.8	4.9
Long-term investment (Note 7)	3.0	3.0
Deferred contract cost	2.6	3.0
Deposits	2.3	2.4
Debt issuance cost - Revolving Credit Facility	1.8	1.4
Other	14.7	13.4
Other non-current assets	$68.6	$62.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	September 27, 2025	June 28, 2025
Fair value of contingent consideration (Note 5)	$64.2	$41.5
Acquisition related holdback and related accruals	16.3	16.5
Operating lease liabilities	10.1	10.2
Interest payable	8.0	5.1
Income tax payable	7.6	8.2
Warranty accrual	6.3	5.9
Restructuring accrual (Note 13)	2.7	3.5
Fair value of forward contracts	1.2	3.1
Other	14.9	14.3
Other current liabilities	$131.3	$108.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	September 27, 2025	June 28, 2025
Fair value of contingent consideration (Note 5)	$64.1	$75.9
Pension and post-employment benefits	53.7	54.1
Long-term deferred revenue	26.9	28.2
Operating lease liabilities	29.4	24.1
Financing obligation	15.5	15.5
Uncertain tax position	11.4	11.4
Deferred tax liability	7.1	6.0
Asset retirement obligations	3.6	3.5
Warranty accrual	0.2	0.8
Other	8.3	8.1
Other non-current liabilities	$220.2	$227.6
Note 7. Investments and Forward Contracts
Short-Term Investments
As of September 27, 2025, the Company’s short-term investments of $1.8 million were primarily related to the deferred compensation plan, of which $1.7 million was invested in equity securities.
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
Strategic Investment
During fiscal 2025, the Company invested $3.0 million in a non-marketable equity security in a privately held company. The investment is included in Other non-current assets on our Consolidated Balance Sheets and is classified as Level 3 within the fair value hierarchy.
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three months ended September 27, 2025.
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
The Company’s share of Sensorsan’s net loss for the three months ended September 27, 2025 was $0.1 million. As of September 27, 2025 and June 28, 2025, the carrying value of the Company’s investment in Sensorsan was $1.1 million and $1.3 million respectively, included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the three months ended September 27, 2025, revenue from sales to Sensorsan was $0.4 million.

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
As of September 27, 2025, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.0 million and $1.2 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 28, 2025, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of September 27, 2025 and June 28, 2025, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $61.5 million and $60.4 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $41.7 million and $24.1 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred a loss of $0.2 million for the three months ended September 27, 2025, and a gain of $1.4 million the three months ended September 28, 2024, respectively.
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
Fair Value Measurements
The Company’s assets and liabilities measured at fair value for the periods presented are as follows (in millions):

	September 27, 2025				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities:
Asset-backed securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Total debt available-for-sale securities	0.3	—	0.3	—	0.3	—	0.3	—
Money market funds(2)	334.1	334.1	—	—	229.0	229.0	—	—
Trading securities(3)	1.7	1.7	—	—	1.6	1.6	—	—
Foreign currency forward contracts(4)	1.0	—	1.0	—	4.9	—	4.9	—
Non-marketable equity security(5)	3.0	—	—	3.0	3.0	—	—	3.0
Total assets	$340.1	$335.8	$1.3	$3.0	$238.8	$230.6	$5.2	$3.0

Liabilities:
Foreign currency forward contracts(6)	$1.2	$—	$1.2	$—	$3.1	$—	$3.1	$—
Contingent consideration(7)	128.3	—	—	128.3	117.4	—	—	117.4
Total liabilities	$129.5	$—	$1.2	$128.3	$120.5	$—	$3.1	$117.4
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of September 27, 2025, $327.7 million in Cash and cash equivalents, $3.4 million in Restricted cash and $3.0 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 28, 2025, $222.4 million in Cash and cash equivalents, $3.5 million in Restricted cash and $3.1 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other non-current assets on the Consolidated Balance Sheets.
(6)Included in Other current liabilities on the Consolidated Balance Sheets.
(7)As of September 27, 2025 and June 28, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 0.625% Senior Convertible Notes (2031 Notes), 3.75% Senior Notes (2029 Notes) and 1.625% Senior Convertible Notes (2026 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	September 27, 2025				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
0.625% Senior Convertible Notes	$269.4	$—	$269.4	$—	$—	$—	$—	$—
3.75% Senior Notes	377.2	—	377.2	—	373.6	—	373.6	—
1.625% Senior Convertible Notes	158.6	—	158.6	—	252.0	—	252.0	—
Total	$805.2	$—	$805.2	$—	$625.6	$—	$625.6	$—
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of June 28, 2025	$553.5	$42.2	$595.7
Currency translation	(3.4)	—	(3.4)
Balance as of September 27, 2025	$550.1	$42.2	$592.3
The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2025, the Company performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances that triggered an impairment review during the three months ended September 27, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of September 27, 2025 and June 28, 2025 (in millions):

As of September 27, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$533.6	$(423.7)	$109.9
Customer relationships	207.6	(198.4)	9.2
Other(1)	43.6	(39.5)	4.1
Total intangibles	$784.8	$(661.6)	$123.2

As of June 28, 2025	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	$534.5	$(417.7)	$116.8
Customer relationships	209.0	(199.1)	9.9
Other(1)	44.1	(39.2)	4.9
Total intangibles	$787.6	$(656.0)	$131.6
(1)Other intangibles consist of patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Cost of revenues	$6.9	$3.3
Operating expenses	1.5	1.1
Total amortization of intangible assets	$8.4	$4.4
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of September 27, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$23.1
2027	26.5
2028	20.3
2029	17.3
2030	16.3
Thereafter	19.7
Total amortization	$123.2
The acquired developed technology, customer relationships and other intangibles balances are adjusted quarterly to record the effect of currency translation adjustments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of September 27, 2025 and June 28, 2025, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	September 27, 2025	June 28, 2025
Principal amount of 1.625% Senior Convertible Notes	$152.5	$250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(1.2)	(3.3)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	(0.2)	(0.5)
Short-term debt	$151.1	$246.2

Principal amount of 0.625% Senior Convertible Notes	$250.0	$—
Unamortized 0.625% Senior Convertible Notes debt issuance cost	(6.0)	—
Principal amount of 3.75% Senior Notes	400.0	400.0
Unamortized 3.75% Senior Notes debt issuance cost	(3.5)	(3.7)
Long-term debt	$640.5	$396.3
The Company was in compliance with all debt covenants as of September 27, 2025 and June 28, 2025.
For additional debt transactions entered, or credit facility amended after September 27, 2025, refer to “Note 20. Subsequent Events” for more information.
0.625% Senior Convertible Notes (2031 Notes)
On August 20, 2025, the Company issued $250.0 million aggregate principal amount of 0.625% Senior Convertible Notes due 2031 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $100.9 million aggregate principal amount of the 2031 Notes to certain holders of the 1.625% Senior Convertible Notes (2026 Notes) in exchange for $97.5 million principal amount of the 2026 Notes (the 2025 Exchange Transaction) and issued and sold $149.1 million aggregate principal amount of the 2031 Notes in a private placement to accredited institutional buyers (the 2025 Subscription Transactions). The Company intends to use the proceeds to retire the remaining principal amount of the 2026 Notes upon maturity.
The 2025 Exchange Transaction was accounted for as an extinguishment which resulted in the write-off of unamortized debt discount and issuance costs of $1.1 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from the exchange was $3.8 million recorded as Loss on convertible note extinguishment in the Consolidated Statements of Operations.
Concurrent with the transactions discussed above, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan.
In connection with the issuance of the 2031 Notes, the Company incurred $6.1 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity.
The 2031 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2026. The 2031 Notes will mature on March 1, 2031 unless earlier converted, redeemed or repurchased. As of September 27, 2025, the expected remaining term of the 2031 Notes is 5.4 years.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1.625% Senior Convertible Notes (2026 Notes)
On March 6, 2023, the Company issued $250.0 million aggregate principal amount of 1.625% Senior Convertible Notes due 2026 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The Company issued $132.0 million aggregate principal amount of the 2026 Notes to certain holders of the 1.00% Senior Convertible Notes due 2024 (2024 Notes) in exchange for $127.5 million principal amount of the 2024 Notes (the 2023 Exchange Transaction) and issued and sold $118.0 million aggregate principal amount of the 2026 Notes in a private placement to accredited institutional buyers (the 2023 Subscription Transactions).
The 2023 Exchange Transaction was accounted for as a modification. The $127.5 million principal of the 2024 Notes was reduced by $10.1 million, with offsetting increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option in the modification. The increase in principal and coupon interest, along with the increased option value, totaled $14.6 million and is a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets. This amount will be accreted as an adjustment to interest expense on a straight-line basis and will accrete up to the full face value of the 2026 Notes at maturity.
The proceeds of the 2023 Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million, as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and will be amortized to interest expense using the straight-line method until maturity.
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes will mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of September 27, 2025, the expected remaining term of the 2026 Notes is less than 0.5 years.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of September 27, 2025, the expected remaining term of the 2029 Notes is 4.0 years.
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
During fiscal 2022, the Company entered into separate privately-negotiated agreements with certain holders of the 2024 Notes, settling $236.1 million principal in exchange for an aggregate of 8.6 million shares of its common stock, par value $0.001 per share, and $178.8 million in cash. The 2023 Exchange Transaction resulted in the reduction of $127.5 million principal of the 2024 Notes. On March 1, 2024, the Company converted two notes at the request of the respective note-holders and retired the remaining 2024 Notes principal of $96.4 million upon maturity.

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

As of September 27, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $181.0 million, net of outstanding standby letters of credit of $3.8 million.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Interest expense-contractual interest	$4.8	$4.8
Amortization of debt issuance cost	0.7	0.6
Accretion of debt discount	1.0	1.2
Other	0.9	0.9
Total interest expense	$7.4	$7.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Operating lease costs(1)	$3.3	$3.3

Cash paid for amounts included in the measurement of operating lease liabilities	$3.5	$4.7
Operating ROU assets obtained in exchange for operating lease obligations	$8.0	$1.7

Weighted-average remaining lease term	5.9 years	6.1 years
Weighted-average discount rate	6.2%	5.7%
(1)Total variable lease costs were immaterial during the three months ended September 27, 2025 and September 28, 2024. The total operating lease costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of September 27, 2025 are as follows (in millions):

Operating Leases
Remainder of 2026	$7.9
Fiscal 2027	11.6
Fiscal 2028	8.9
Fiscal 2029	6.1
Fiscal 2030	3.8
Thereafter	9.4
Total lease payments	47.7
Less: Interest	(8.2)
Present value of lease liabilities	$39.5

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

Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our NSE and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected. Restructuring activity related to the OSP segment was complete during fiscal 2025. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the second quarter of fiscal 2026.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 28, 2025	Restructuring and related benefits	Cash settlements	Balance as of September 27, 2025
NSE/Corp(1)	$3.5	$(0.3)	$(0.5)	$2.7
(1)Included in Other current liabilities on the Consolidated Balance Sheet as of September 27, 2025 and June 28, 2025.
Note 14. Income Taxes
The Company recorded an income tax provision of $19.0 million and $9.0 million for the three months ended September 27, 2025 and September 28, 2024, respectively.
The income tax provision for the three months ended September 27, 2025 primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income or loss and a $9.7 million provision related to a revaluation of the Company’s deferred tax assets due to a change in the German corporate income tax rate. The income tax provision for the three months September 28, 2024, primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to the Company’s income from continuing operations before taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign income from continuing operations and the revaluation of the German deferred tax assets.
As of September 27, 2025 and June 28, 2025, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $42.5 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $3.4 million accrued for the payment of interest and penalties as of September 27, 2025. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

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
During the three months ended September 27, 2025, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan. As of September 27, 2025, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
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
During the three months ended September 27, 2025 and September 28, 2024, the Company granted 3.3 million and 4.2 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended September 27, 2025 and September 28, 2024 were estimated to be $37.1 million and $35.3 million, respectively.
During the three months ended September 27, 2025 and September 28, 2024, the Company granted 1.2 million and 1.5 million performance-based awards, respectively. There were less than 0.1 million and no performance-based shares attained over target during the three months ended September 27, 2025 and September 28, 2024, respectively. The aggregate grant-date fair value of performance-based awards granted during the three months ended September 27, 2025 and September 28, 2024 were estimated to be $16.3 million and $15.1 million, respectively.
As of September 27, 2025, $95.1 million of unrecognized stock-based compensation costs remain to be amortized.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended September 27, 2025 and September 28, 2024, is as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Cost of revenues	$1.0	$1.2
Research and development	2.3	2.1
Selling, general and administrative	10.1	9.4
Total stock-based compensation expense	$13.4	$12.7
Approximately $1.1 million and $1.2 million of stock-based compensation was capitalized to inventory as of September 27, 2025 and September 28, 2024, respectively.
Note 17. Employee Pension and Other Benefit Plans
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the United Kingdom (U.K.) and Germany. The Company also is responsible for a defined benefit plan comprising of gratuity payments for present employees in India and non-pension post-retirement benefit obligation assumed from a past acquisition.
These pension plans, with the exception of India, have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. Benefits are generally based upon years of service and compensation or stated amounts for each year of service.
As of September 27, 2025, the U.K. and India plans were fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended September 27, 2025, the Company contributed $0.3 million to the U.K. plan and $1.3 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024
Interest cost	$0.8	$0.8
Expected return on plan assets	(0.4)	(0.4)
Amortization of net actuarial losses	—	0.1
Net periodic benefit cost	$0.4	$0.5
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
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $7.6 million related to its defined benefit pension plans during fiscal 2026 to make current benefit payments and fund future obligations. As of September 27, 2025, approximately $1.6 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2025.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of September 27, 2025, the Company had standby letters of credit of $6.3 million and performance bonds and other claims of $2.0 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended September 27, 2025 and September 28, 2024 (in millions):

	September 27, 2025	September 28, 2024
Balance as of beginning of period	$6.7	$7.5
Provision for warranty	0.4	0.2
Utilization of reserve	(0.6)	(0.7)
Balance as of end of period	$6.5	$7.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 19. Operating Segments and Geographic Information
The Company evaluates its operating segments in accordance with the authoritative guidance on segment reporting. The Company’s Chief Executive Officer as the Company’s Chief Operating Decision Maker (CODM) uses operating segment financial information to evaluate segment performance and to allocate resources.
The Company’s operating and reportable segments are:
(i) Network and Service Enablement (NSE):
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
(ii) Optical Security and Performance Products (OSP):
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three months ended September 27, 2025 and September 28, 2024 (in millions):

	Three Months Ended September 27, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$174.3	$83.1	$257.4
Service revenue	41.7	—	41.7
Net revenue	216.0	$83.1	$299.1

Cost of revenues	79.9	39.6

Research and development	48.9	3.9
Selling, general and administrative	43.5	6.2
Other segment items(1)	27.4	2.6
Total operating expense	119.8	12.7

Segment operating income	$16.3	$30.8	$47.1
Segment operating margin	7.5%	37.1%

Unallocated other expenses			(39.5)
Loss on convertible note extinguishment			(3.8)
Interest and other income, net			1.3
Interest expense			(7.4)
Loss before income taxes and equity investment losses			$(2.3)

Inventories, net	$82.0	$42.5	$124.5
Assets not allocated to segments			1,957.6
Total assets			$2,082.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended September 28, 2024
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$118.7	$78.8	$197.5
Service revenue	40.7	—	40.7
Net revenue	$159.4	$78.8	$238.2

Cost of revenues	62.3	35.2

Research and development	42.1	4.7
Selling, general and administrative	37.4	5.6
Other segment items(1)	24.9	2.1
Total operating expense	104.4	12.4

Segment operating (loss) income	$(7.3)	$31.2	$23.9
Segment operating margin	(4.6)%	39.6%

Unallocated other expenses			(12.4)
Interest and other income, net			3.2
Interest expense			(7.5)
Income before income taxes and equity investment losses			$7.2

Inventories, net	$49.2	$44.0	$93.2
Assets not allocated to segments			1,644.4
Total assets			$1,737.6
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
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended September 27, 2025 and September 28, 2024 (in millions):

	Three Months Ended
	September 27, 2025			September 28, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$91.9	$14.8	$106.7	$58.4	$14.6	$73.0
Other Americas	18.1	4.0	22.1	11.7	4.0	15.7
Total Americas	$110.0	$18.8	$128.8	$70.1	$18.6	$88.7

Asia-Pacific:
Greater China	$55.6	$0.9	$56.5	$52.6	$1.2	$53.8
Other Asia-Pacific	30.2	5.4	35.6	26.2	5.9	32.1
Total Asia-Pacific	$85.8	$6.3	$92.1	$78.8	$7.1	$85.9

EMEA:	$61.6	$16.6	$78.2	$48.6	$15.0	$63.6

Total net revenue	$257.4	$41.7	$299.1	$197.5	$40.7	$238.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
On October 16, 2025, the Company completed the acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business from Keysight Technologies, Inc. (Keysight) for $425 million, subject to working capital adjustments. We will account for the acquisition as a business combination. Due to the closing of this acquisition subsequent to the period end, the Company is currently determining the fair value of assets acquired and liabilities assumed necessary to develop the purchase price allocation. Therefore, disclosure of the purchase price allocation to the tangible and intangible assets acquired and liabilities assumed is not practicable.

Concurrent with the closing of the acquisition, the Company entered into a $600 million senior secured term loan credit agreement (Term Loan Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries. The proceeds from the term loans were used to finance a portion of the acquisition, acquisition related expenses and will be used for general corporate purposes. The term loans bear interest at rates based on SOFR or a specified base rate plus applicable margins, with quarterly principal payments of 1.0% per annum, commencing on March 31, 2026. The Company may repay all or part of the term loans early at its option. Fees contingent on the closing of the term loans were approximately $12.4 million.

The covenants of the Term Loan Credit Agreement include customary restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain acquisitions, investments, asset dispositions and restricted payments, undertake fundamental changes and enter into restrictive agreements, in each case subject to certain exceptions. The Term Loan Credit Agreement includes customary events of default, and customary rights and remedies upon the occurrence of any event of default thereunder, including rights to accelerate the loans and realize upon the collateral securing the obligations under the Term Loan Credit Agreement and any related guarantees thereof.

On October 16, 2025, the Company entered into an agreement with Wells Fargo to amend and extend its Senior Secured Asset-Based Revolving Credit Facility. The amendment reduced the commitment under the credit facility to $200 million and extended the maturity to October 16, 2030. Amounts outstanding under the credit facility accrue interest as follows: (i) if the amounts outstanding are denominated in U.S. Dollars, at a per annum rate equal to either, at the Company’s election, SOFR plus a margin of 1.50% to 2.00% per annum, or (ii) a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility.

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
Statements contained in this Quarterly Report on Form 10-Q, which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, synergies, benefits and other matters related to the acquisition of the high-speed ethernet, network security and channel emulation testing business of Spirent Communications plc, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.

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
To serve our markets we operate the following business segments:
•Network and Service Enablement (NSE); and,
•Optical Security and Performance Products (OSP).
During the first quarter of fiscal 2026, the NSE business grew year-over-year as a result of strong demand for lab and production and field products driven by the data center ecosystem as well as growth in aerospace and defense products. Our acquisition of Inertial Labs contributed $18.7 million of net revenue in the first quarter of fiscal 2026. OSP performance improved year-over-year primarily as a result of strength in Anti-Counterfeiting and Other products.
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

Looking Ahead

As we look forward to the second quarter of fiscal 2026, we expect NSE to be up driven mainly by the data center ecosystem as well as aerospace and defense and the acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand total addressable market (TAM);
•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications.
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
Financial Highlights
First quarter fiscal 2026 results included the following notable items:
•Net revenue of $299.1 million, up $60.9 million or 25.6% year-over-year.
•GAAP operating margin of 2.5%, down 230 bps year-over-year.
•Non-GAAP operating margin of 15.7%, up 570 bps year-over-year.
•GAAP net loss of $21.4 million, up $19.6 million or 1,088.9% year-over-year.
•Non-GAAP net income of $33.1 million, up $20.7 million or 166.9% year-over-year.
•GAAP diluted EPS of $(0.10), down $0.09 or 900.0% year-over-year.
•Non-GAAP diluted EPS of $0.15, up $0.09 or 150.0% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended
	September 27, 2025		September 28, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$7.6	2.5%	$11.5	4.8%
Stock-based compensation	13.4	4.5%	12.7	5.3%
Change in fair value of contingent liability	10.9	3.6%	(3.5)	(1.5)%
Acquisition and integration related charges	3.9	1.3%	0.6	0.3%
Other charges unrelated to core operating performance(1)	0.6	0.2%	(0.5)	(0.2)%
Amortization of inventory step-up	2.6	0.9%	—	—%
Amortization of intangibles	8.4	2.8%	4.4	1.8%
Restructuring and related benefits	(0.3)	(0.1)%	—	—%
Litigation settlement	—	—%	(1.3)	(0.5)%
Total related to Cost of Revenues and Operating Expenses	39.5	13.2%	12.4	5.2%
Non-GAAP measures	$47.1	15.7%	$23.9	10.0%

	Three Months Ended
	September 27, 2025		September 28, 2024
	Net (Loss) Income	Diluted EPS	Net (Loss) Income	Diluted EPS
GAAP measures	$(21.4)	$(0.10)	$(1.8)	$(0.01)
Items reconciling GAAP Net Loss and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	13.4	0.06	12.7	0.06
Change in fair value of contingent liability	10.9	0.05	(3.5)	(0.01)
Acquisition and integration related charges	3.9	0.02	0.6	—
Other charges (benefits) unrelated to core operating performance(1)	0.6	—	(0.5)	—
Amortization of inventory step-up	2.6	0.01	—	—
Amortization of intangibles	8.4	0.04	4.4	0.02
Restructuring and related benefits	(0.3)	—	—	—
Litigation settlement	—	—	(1.3)	(0.01)
Non-cash interest expense and other expense(2)	4.8	0.02	1.1	0.01
Provision for income taxes	10.2	0.05	0.7	—
Total related to Net Income and EPS	54.5	0.25	14.2	0.07
Non-GAAP measures	$33.1	$0.15	$12.4	$0.06
Shares used in per share calculation for Non-GAAP EPS		227.9		224.0
(1)Included in the three months ended September 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $0.4 million.
(2)The Company incurred a loss of $3.8 million for the three months ended September 27, 2025 in connection with the extinguishment of certain 1.625% Senior Convertible Notes.

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
 Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of gross margin and operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, plant and equipment and intangibles, (ii) charges such as severance, benefits and outplacement costs related to restructuring plans with a specific and defined term, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, (v) amortization expense related to acquired intangibles, (vi) amortization expense related to acquisition related inventory step-up, (vii) changes in fair value of contingent consideration liabilities, (viii) acquisition related transaction and integration costs related to acquired entities, (ix) significant legal settlements and other contingencies and (x) other charges unrelated to our core operating performance comprised mainly of other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	Percent Change
Segment net revenue:
NSE	$216.0	$159.4	$56.6	35.5%
OSP	83.1	78.8	4.3	5.5%
Total net revenue	$299.1	$238.2	$60.9	25.6%

Amortization of acquired technologies	$6.9	$3.3	$3.6	109.1%
Percentage of net revenue	2.3%	1.4%

Gross profit	$169.0	$136.1	$32.9	24.2%
Gross margin	56.5%	57.1%

Research and development	$56.0	$49.4	$6.6	13.4%
Percentage of net revenue	18.7%	20.7%

Selling, general and administrative	$104.2	$74.1	$30.1	40.6%
Percentage of net revenue	34.8%	31.1%

Amortization of other intangibles	$1.5	$1.1	$0.4	36.4%
Percentage of net revenue	0.5%	0.5%

Restructuring and related benefits	$(0.3)	$—	$(0.3)	NM
Percentage of net revenue	0.1%	—%

Loss on convertible note extinguishment	$(3.8)	$—	$(3.8)	NM
Percentage of net revenue	1.3%	—%

Interest and other income, net	$1.3	$3.2	$(1.9)	(59.4)%
Percentage of net revenue	0.4%	1.3%

Interest expense	$(7.4)	$(7.5)	$0.1	(1.3)%
Percentage of net revenue	2.5%	3.1%

Provision for income taxes	$19.0	$9.0	$10.0	111.1%
Percentage of net revenue	6.4%	3.8%

Equity investment losses	$(0.1)	$—	$(0.1)	NM
Percentage of net revenue	—%	—%
NM - Percentage change not considered meaningful

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
Three Months Ended September 27, 2025 and September 28, 2024
Net revenue increased by $60.9 million, or 25.6%, during the three months ended September 27, 2025 compared to the same period a year ago. This increase was primarily from lab and production and field products driven by the data center ecosystem, as well as growth in our aerospace and defense products. Our acquisition of Inertial Labs contributed $18.7 million of net revenue in the first quarter of fiscal 2026. OSP performance improved year-over-year driven by Anti-Counterfeiting and Other products.
Product revenues increased by $59.9 million, or 30.3%, during the three months ended September 27, 2025 compared to the same period a year ago, driven by volume increases in NSE and OSP.
Service revenues increased by $1.0 million, or 2.5% during the three months ended September 27, 2025, compared to the same period a year ago, driven by a volume increase in NSE.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Three Months Ended
	September 27, 2025		September 28, 2024
Americas:
United States	$106.7	35.7%	$73.0	30.6%
Other Americas	22.1	7.4%	15.7	6.6%
Total Americas	$128.8	43.1%	$88.7	37.2%

Asia-Pacific:
Greater China	$56.5	18.9%	$53.8	22.6%
Other Asia-Pacific	35.6	11.9%	32.1	13.5%
Total Asia-Pacific	$92.1	30.8%	$85.9	36.1%

EMEA:	$78.2	26.1%	$63.6	26.7%

Total net revenue	$299.1	100.0%	$238.2	100.0%
Net revenue from customers outside the Americas represented 56.9% and 62.8% of net revenue, respectively, during the three months ended September 27, 2025 and September 28, 2024.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues increased $3.6 million or 109.1% during the three months ended September 27, 2025 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Inertial Labs, partially offset by certain intangibles becoming fully amortized.
Gross Margin
Gross margin decreased by 0.6 percentage points during the three months ended September 27, 2025 from 57.1% in the same period a year ago to 56.5% in the current period. The decrease was primarily driven by the increase in amortization of intangibles and amortization of acquisition related inventory step-up, partially offset by higher volume and favorable product mix.
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

Research and Development
Research and Development (R&D) expense increased by $6.6 million, or 13.4% during the three months ended September 27, 2025 compared to the same period a year ago. This increase was primarily due to higher variable expenses and incremental cost from the acquisition of Inertial Labs. As a percentage of net revenue, R&D expense decreased by 2.0 percentage points during the three months ended September 27, 2025 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased by $30.1 million, or 40.6%, during the three months ended September 27, 2025 compared to the same period a year ago. This increase was primarily due to the change in fair value of acquisition related contingent consideration, higher variable expenses and higher acquisition and integration related charges. As a percentage of net revenue, SG&A expense increased 3.7 percentage points during the three months ended September 27, 2025 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses increased $0.4 million or 36.4% during the three months ended September 27, 2025 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Inertial Labs, partially offset by certain intangibles becoming fully amortized.
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
As of September 27, 2025, our total restructuring accrual was $2.7 million.
During the three months ended September 27, 2025, the Company recorded restructuring benefits of $0.3 million related to the Fiscal 2024 Plan. During the three months ended September 28, 2024, the Company recorded restructuring charges of $0.2 million related to the Fiscal 2024 Plan and benefits of $0.2 million related to the Fiscal 2023 Plan.
We estimate future cash payments of $2.7 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.

Loss on Convertible Note Extinguishment
During the three months ended September 27, 2025, the Company issued $100.9 million aggregate principal amount of 0.625% Senior Convertible Notes due 2031 (2031 Notes) to certain holders of the 1.625% Senior Convertible Notes (2026 Notes) in exchange for $97.5 million principal amount of the 2026 Notes. This exchange transaction was accounted for as an extinguishment which resulted in the write-off of unamortized debt discount and issuance costs of $1.1 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from the exchange was $3.8 million recorded as Loss on convertible note extinguishment in the Consolidated Statements of Operations.
Interest and other income, net
Interest and other income, net, was $1.3 million during the three months ended September 27, 2025 compared to $3.2 million during the same period a year ago. This $1.9 million decrease was primarily driven by a decrease in interest income due to lower average cash balances and lower yields compared to the prior period.
Interest Expense
Interest expense decreased by $0.1 million, or 1.3% during the three months ended September 27, 2025 compared to the same period a year ago. This change was primarily driven by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishment.
Provision for Income Taxes
We recorded an income tax provision of $19.0 million and $9.0 million for the three months ended September 27, 2025 and September 28, 2024, respectively.
The income tax provision for the three months ended September 27, 2025 primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income or loss and a $9.7 million provision related to a revaluation of our deferred tax assets due to a change in the German corporate income tax rate. The income tax provision for the three months ended September 28, 2024, primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income or loss.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations and the revaluation of our German deferred tax assets.
As of September 27, 2025, and June 28, 2025, our unrecognized tax benefits (net of Federal benefits) totaled $42.5 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $3.4 million accrued for the payment of interest and penalties as of September 27, 2025. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA), which included a broad range of tax reform provisions, was signed into law in the United States. We have considered the provisions of OBBBA, which did not have a material impact on our tax provision this quarter.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended
	September 27, 2025	September 28, 2024	Change	Percentage Change
Network and Service Enablement
Net revenue	$216.0	$159.4	$56.6	35.5%
Gross profit	136.1	97.1	39.0	40.2%
Gross margin	63.0%	60.9%
Operating income (loss)	$16.3	$(7.3)	$23.6	(323.3)%
Operating margin	7.5%	(4.6)%

Optical Security and Performance
Net revenue	$83.1	$78.8	$4.3	5.5%
Gross profit	43.5	43.6	(0.1)	(0.2)%
Gross margin	52.3%	55.3%
Operating income	$30.8	$31.2	$(0.4)	(1.3)%
Operating margin	37.1%	39.6%
Network and Service Enablement
NSE net revenue increased by $56.6 million, or 35.5%, during the three months ended September 27, 2025 compared to the same period a year ago, primarily driven by higher volume in Lab and Production, Aerospace and Defense and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NSE gross margin increased by 2.1 percentage points during the three months ended September 27, 2025 to 63.0% from 60.9% in the same period a year ago primarily due to higher volume and favorable product mix.
NSE operating margin increased by 12.1 percentage points during the three months ended September 27, 2025 to 7.5% from (4.6)% in the same period a year ago primarily due to the aforementioned increase in gross margin.
Optical Security and Performance Products
OSP net revenue increased by $4.3 million, or 5.5%, during the three months ended September 27, 2025 compared to the same period a year ago. This increase was primarily driven by Anti-Counterfeiting and Other revenues.
OSP gross margin decreased by 3.0 percentage points during the three months ended September 27, 2025 to 52.3% from 55.3% in the same period a year ago primarily due to unfavorable product mix.
OSP operating margin decreased by 2.5 percentage points during the three months ended September 27, 2025 to 37.1% from 39.6% in the same period a year ago primarily due to the aforementioned decrease in gross margin.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, contingent consideration obligations, financing strategic initiatives, funding debt maturities, and executing purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•Principal payment obligations of our 1.625% Senior Convertible Notes due 2026, our 3.75% Senior Notes due 2029 and 0.625% Senior Convertible Notes due 2031 (together the “Notes”), Term Loan B Facility maturing in 2032 and covenants that restrict our debt level and credit facility capacity;
•Issuance or repurchase of debt which may include open market purchases of our 2026 Notes, 2029 Notes and/or 2031 Notes prior to their maturity and repayment of Term Loan B facility maturing 2032;
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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive (loss) income and reported as a separate component of stockholders’ equity. As of September 27, 2025, U.S. subsidiaries owned approximately 38.2% of our cash and cash equivalents, short-term investments and restricted cash.
As of September 27, 2025, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended September 27, 2025, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lender-related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $300.0 million and matures on December 30, 2026. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met. On October 16, 2025, we amended the Credit Agreement to reduce the commitment to $200 million to be in line with borrowing base availability and extend the maturity to October 2030.

As of September 27, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $181.0 million, net of outstanding standby letters of credit of $3.8 million.
Refer to “Note 11. Debt” for more information.
Convertible Notes
On August 20, 2025, the Company issued $100.9 million aggregate principal amount of the 2031 Notes in exchange for $97.5 million principal amount of the 2026 Notes and issued and sold $149.1 million aggregate principal amount of the 2031 Notes. The Company intends to use the proceeds to retire the remaining principal amount of the 2026 Notes upon maturity on March 15, 2026.
Concurrent with this transaction, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan.
Refer to “Note 11. Debt” for more information.
Term Loan B
On October 16, 2025, we entered into a Term Loan Credit Agreement with Wells Fargo, as administrative agent, and certain lender-related parties. The Term Loan Credit Agreement provides for senior secured $600 million maturing on October 16, 2032. The proceeds from the Term Loan Credit Agreement were used to finance a portion of the acquisition of Spirent’s high-speed ethernet, network security and channel emulation testing business from Keysight Technologies, Inc., acquisition related expenses and will be used for general corporate purposes.
Refer to “Note 20. Subsequent Events” for more information.
Cash Flows for the Three Months Ended September 27, 2025
As of September 27, 2025, our combined balance of cash and cash equivalents and restricted cash increased by $120.0 million to $552.1 million from $432.1 million as of June 28, 2025.
During the three months ended September 27, 2025, Cash provided by operating activities was $31.0 million, consisting of net loss of $21.4 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $62.3 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $9.9 million. Changes in our operating assets and liabilities related to an increase in inventory of $11.6 million related to demand changes, a decrease in deferred revenue of $10.7 million due to timing of support billings and project acceptances, a decrease in accrued payroll and related expenses of $9.1 million due primarily to variable pay and timing of payroll, an increase in other current and non-current assets of $0.5 million and a decrease in accounts payable of $0.5 million. These were partially offset by a decrease in accounts receivable of $17.4 million due to collections outpacing billings, an increase in accrued expenses and other current and non-current liabilities of $4.3 million and an increase in income taxes payable of $0.8 million.
During the three months ended September 27, 2025, Cash used in investing activities was $8.3 million, primarily resulting from $8.5 million used for capital expenditures, $0.7 million used for the acquisition of Inertial Labs partially offset by $0.9 million in proceeds from the sale of assets.
During the three months ended September 27, 2025, Cash provided by financing activities was $97.7 million, primarily resulting from $149.1 million in proceeds from the issuance of the 2031 Notes and $2.7 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were partially offset by $30.0 million cash paid to repurchase common stock under our share repurchase program, $16.2 million in withholding tax payments on the vesting of restricted stock and performance-based awards and $7.8 million of debt issuance costs paid in the period.
Share Repurchase Program
During the three months ended September 27, 2025, we repurchased and subsequently retired 2.7 million shares of our common stock for $30.0 million pursuant to our 2022 Repurchase Plan. As of September 27, 2025, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.

Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2026.
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
Employee Defined Benefit Plans and Other Post-retirement Benefits
We sponsor significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany. The Company also is responsible for a defined benefit plan comprising of gratuity payments for present employees in India. These pension plans, with the exception of India, have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010.
The U.K. and India plans were fully funded while the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of September 27, 2025, our pension plans were under-funded by $51.2 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of September 27, 2025, the fair value of plan assets had decreased approximately 5.0% since June 28, 2025, our most recent fiscal year end.
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
Contingent Purchase Consideration
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 27, 2025.
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
We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the Russian invasion of Ukraine, resulting in ongoing and expanding economic sanctions, conflict in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. In September 2023, a bill was introduced by the House Financial Services Committee that would authorize sanctions on certain Chinese entities in China’s defense and surveillance technology sectors. This could have an adverse impact on our revenues in this region. Further, the U.S. administration has implemented and could implement further broad-based global tariffs that could adversely impact trade relations and result in higher costs. The final timing and amount of tariff rates continues to evolve and therefore the impact, including those of any potential retaliatory tariffs, is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results. The U.S. Federal Government shutdown commenced in October 2025, and it is unclear when funding will be resolved and the government re-opened. If the shutdown is prolonged, it could have a negative impact on our business, particularly in the aerospace and defense sectors.
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
VIAVI is subject to risks associated with its acquisitions, and any failure to realize anticipated benefits of such acquisitions.
In January 2025, VIAVI completed the acquisition of Inertial Labs, Inc. (the Inertial Labs Acquisition). On October 16, 2025 VIAVI also completed its acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business from Keysight Technologies, Inc., (the Spirent Acquisition). VIAVI may not be able to realize the anticipated benefits of the Inertial Labs Acquisition or the Spirent Acquisition, including synergies, value creation or other benefits of such acquisitions, fully or at all, or on the timeline VIAVI expects. At times, the resources of VIAVI and the acquired businesses or the attention of certain members of their management may be focused on completion and integration of the acquisition and diverted from day-to-day business operations, which may disrupt ongoing business. In addition, the process of integrating, and any failure to successfully integrate, the acquired businesses may have an adverse impact on the Company, including from risks related to significant transaction and integration costs, unknown liabilities, employee turnover, divergence of management attention, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause an adverse financial impact on the Company.
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
Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility (Senior Secured Asset-Based Revolving Credit Facility), maturing in December 2026, which has certain limitations based on our borrowing base capacity. The Company reduced the commitment under the Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extend the maturity to October 2030. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.
Our term notes increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.
The issuance of our 1.625% Senior Convertible Notes due 2026, our 3.75% Senior Notes due 2029 and our 0.625% Senior Convertible Notes due 2031 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2026 Notes and 2031 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern the Notes and the agreement that governs our secured credit facility contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt. For example, in March 2025, we obtained commitments for a $425 million 7-year term loan facility the proceeds of which would be available, subject to customary conditions, in connection with our acquisition of Spirent’s high-speed ethernet, network security and channel emulation testing business from Keysight Technologies, Inc. We subsequently marketed and upsized to a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The incremental $175 million is intended for general corporate purposes.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of October 25, 2025, we had 1,355 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended September 27, 2025 (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs (1)
Period
June 29 - July 26, 2025	—	—	—	$198.4
July 27 - August 23, 2025	2.7	$11.11	2.7	$168.4
August 24 - September 27, 2025	—	—	—	$168.4
Total	2.7		2.7
(1)Share repurchases were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements

On September 8, 2025, Kevin Siebert, Senior Vice President, General Counsel and Secretary of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares of common stock. Mr. Siebert’s plan begins on September 8, 2025, and expires when all of the shares are sold or on January 14, 2026, whichever occurs first. The earliest date that sales could occur under this plan is December 8, 2025.

On September 10, 2025, Richard John Burns, Director of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 3,384 shares of common stock. Mr. Burns’ plan begins on September 10, 2025, and expires on January 16, 2026. The earliest date that sales could occur under this plan is November 7, 2025.

On September 10, 2025, Eugenia M. Corrales, Director of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of 3,384 shares of common stock. Ms. Corrales’ plan begins on September 10, 2025, and expires on January 16, 2026. The earliest date that sales could occur under this plan is November 7, 2025.

None of VIAVI’s other directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended September 27, 2025.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.1	Term Loan Credit Agreement, dated as of October 16, 2025 by and among Viavi Solutions Inc., the lenders party thereto and Wells Fargo Bank, National Association as agent				X
10.2
Amendment No. 4 dated as of October 16, 2025 to Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent
X
10.3	Non-Employee Director Payment Policy, amended as of November 5, 2024				X
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 30, 2025	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)