Form 10-Q
period 2025-12-27
VIAVI SOLUTIONS INC.
filed 2026-01-29
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 27, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of January 24, 2026, the Registrant had 231,389,345 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Revenues:
Product revenue	$317.3	$225.7	$574.7	$423.2
Service revenue	52.0	45.1	93.7	85.8
Total net revenue	369.3	270.8	668.4	509.0
Cost of revenues:
Product cost of revenue	129.0	87.3	236.1	169.2
Service cost of revenue	17.2	19.4	33.3	36.3
Amortization of acquired technologies	12.5	3.3	19.4	6.6
Total cost of revenues	158.7	110.0	288.8	212.1
Gross profit	210.6	160.8	379.6	296.9
Operating expenses:
Research and development	65.9	52.1	121.9	101.5
Selling, general and administrative	127.1	84.3	231.3	158.4
Amortization of other intangibles	6.3	1.0	7.8	2.1
Restructuring and related (benefits) charges	(0.1)	1.2	(0.4)	1.2
Total operating expenses	199.2	138.6	360.6	263.2
Income from operations	11.4	22.2	19.0	33.7
Loss on convertible note extinguishment (Note 11)	(38.7)	—	(42.5)	—
Interest and other income, net	3.9	3.9	5.2	7.1
Interest expense	(15.3)	(7.5)	(22.7)	(15.0)
(Loss) income before income taxes and equity investment earnings	(38.7)	18.6	(41.0)	25.8
Provision for income taxes	9.7	9.5	28.7	18.5
Equity investment earnings	0.3	—	0.2	—
Net (loss) income	$(48.1)	$9.1	$(69.5)	$7.3

Net (loss) income per share:
Basic	$(0.21)	$0.04	$(0.31)	$0.03
Diluted	$(0.21)	$0.04	$(0.31)	$0.03

Shares used in per share calculations:
Basic	223.9	222.0	223.4	222.0
Diluted	223.9	224.8	223.4	224.4
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Net (loss) income	$(48.1)	$9.1	$(69.5)	$7.3
Other comprehensive income (loss):
Net change in cumulative translation adjustment, net of tax	5.7	(41.3)	1.2	(11.0)
Amortization of net actuarial losses and other pension adjustments	0.1	0.1	0.1	0.2
Net change in accumulated other comprehensive income (loss)	5.8	(41.2)	1.3	(10.8)
Comprehensive loss	$(42.3)	$(32.1)	$(68.2)	$(3.5)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	December 27, 2025	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$765.5	$423.6
Short-term investments	1.9	1.7
Restricted cash	4.7	3.7
Accounts receivable, net	284.6	261.0
Inventories, net	141.0	117.9
Prepayments and other current assets	80.9	77.3
Total current assets	1,278.6	885.2
Property, plant and equipment, net	227.4	231.9
Goodwill, net	704.4	595.7
Intangibles, net	418.6	131.6
Deferred income taxes	78.5	87.2
Other non-current assets	70.3	62.2
Total assets	$2,777.8	$1,993.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$91.4	$68.8
Accrued payroll and related expenses	80.1	63.6
Deferred revenue	83.6	74.1
Accrued expenses	24.5	28.7
Short-term debt	53.4	246.2
Other current liabilities	156.6	108.3
Total current liabilities	489.6	589.7
Long-term debt	1,221.7	396.3
Other non-current liabilities	232.2	227.6
Total liabilities	1,943.5	1,213.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at December 27, 2025 and June 28, 2025	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 231 million shares at December 27, 2025 and 223 million shares at June 28, 2025, issued and outstanding	0.2	0.2
Additional paid-in capital	70,670.2	70,517.9
Accumulated deficit	(69,727.6)	(69,628.1)
Accumulated other comprehensive loss	(108.5)	(109.8)
Total stockholders’ equity	834.3	780.2
Total liabilities and stockholders’ equity	$2,777.8	$1,993.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	December 27, 2025	December 28, 2024
OPERATING ACTIVITIES:
Net (loss) income	$(69.5)	$7.3
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	19.8	19.5
Amortization of acquired technologies and other intangibles	27.2	8.7
Stock-based compensation	27.3	26.4
Loss on convertible note extinguishment	42.5	—
Amortization of debt issuance costs	3.6	3.6
Net change in fair value of contingent liabilities	21.7	(7.4)
Deferred taxes, net	11.3	(4.7)
Amortization of inventory step-up	5.2	—
Restructuring	(0.4)	1.2
Other	4.7	(3.2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(24.1)	(2.3)
Inventories	(24.7)	(0.1)
Other current and non-current assets	(5.3)	1.9
Accounts payable	23.9	5.9
Income taxes payable	1.9	3.4
Deferred revenue, current and non-current	(17.0)	(6.9)
Accrued payroll and related expenses	15.8	10.6
Accrued expenses and other current and non-current liabilities	9.6	(5.7)
Net cash provided by operating activities	$73.5	$58.2
INVESTING ACTIVITIES:
Purchases of short-term investments	$(0.9)	$(85.4)
Maturities of short-term investments	0.9	83.8
Capital expenditures	(14.1)	(15.5)
Proceeds from the sale of assets	1.5	4.3
Acquisition of business	(399.3)	—
Purchase price adjustment related to business acquisition	(0.7)	—
Other investing activities	—	(3.0)
Net cash used in investing activities	$(412.6)	$(15.8)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$749.1	$—
Payment of debt issuance costs	(22.6)	—
Repurchase and retirement of common stock	(30.0)	(16.4)
Withholding tax payment on vesting of restricted stock and performance- based awards	(18.5)	(8.3)
Payment of financing obligations	(0.1)	(0.1)
Proceeds from employee stock purchase plan	2.7	2.7
Other financing activities	—	0.2
Net cash provided by (used in) financing activities	$680.6	$(21.9)
Effect of exchange rates on cash, cash equivalents and restricted cash	$2.5	$(5.9)
Net increase in cash, cash equivalents and restricted cash	344.0	14.6
Cash, cash equivalents and restricted cash at the beginning of the period(1)	432.1	481.8
Cash, cash equivalents and restricted cash at the end of the period(2)	$776.1	$496.4
(1)These amounts include both current and non-current balances of restricted cash totaling $8.5 million and $10.5 million as of June 28, 2025 and June 29, 2024, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $10.6 million and $8.4 million as of December 27, 2025 and December 28, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended December 27, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 27, 2025	223.2	$0.2	$70,517.5	$(69,679.5)	$(114.3)	$723.9
Net loss	—	—	—	(48.1)	—	(48.1)
Other comprehensive income	—	—	—	—	5.8	5.8
Shares issued under employee stock plans, net of tax	0.3	—	(1.9)	—	—	(1.9)
Stock-based compensation	—	—	13.9	—	—	13.9
Convertible note extinguishment (Note 11)	7.9	—	140.7	—	—	140.7
Balance at December 27, 2025	231.4	$0.2	$70,670.2	$(69,727.6)	$(108.5)	$834.3

Three Months Ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at September 28, 2024	221.8	$0.2	$70,480.2	$(69,664.7)	$(113.6)	$702.1
Net income	—	—	—	9.1	—	9.1
Other comprehensive loss	—	—	—	—	(41.2)	(41.2)
Shares issued under employee stock plans, net of tax	0.3	—	(0.9)	—	—	(0.9)
Stock-based compensation	—	—	13.7	—	—	13.7
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8

Six Months Ended December 27, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
Net loss	—	—	—	(69.5)	—	(69.5)
Other comprehensive income	—	—	—	—	1.3	1.3
Shares issued under employee stock plans, net of tax	3.0	—	(15.8)	—	—	(15.8)
Stock-based compensation	—	—	27.4	—	—	27.4
Repurchase of common stock	(2.7)	—	—	(30.0)	—	(30.0)
Convertible note extinguishment (Note 11)	7.9	—	140.7		—	140.7
Balance at December 27, 2025	231.4	$0.2	$70,670.2	$(69,727.6)	$(108.5)	$834.3

Six Months Ended December 28, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	7.3	—	7.3
Other comprehensive loss	—	—	—	—	(10.8)	(10.8)
Shares issued under employee stock plans, net of tax	2.2	—	(5.6)	—	—	(5.6)
Stock-based compensation	—	—	26.4	—	—	26.4
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and six months ended December 27, 2025 and December 28, 2024 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2025.
There have been no material changes to the Company’s accounting policies during the three and six months ended December 27, 2025 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 28, 2025 on Form 10-K, filed with the SEC on August 11, 2025.
The Consolidated Balance Sheet as of June 28, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and six months ended December 27, 2025 and December 28, 2024 may not be indicative of results for the fiscal year ending June 27, 2026 or any future periods.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Accounting Standards Issued But Not Yet Adopted
In December 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance for a government grant received by a business entity. This guidance is effective for fiscal years beginning after December 15, 2028 (fiscal 2030 for the Company), and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606: Revenue from Contracts with Customers, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for fiscal years beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company). The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Numerator:
Net (loss) income	$(48.1)	$9.1	$(69.5)	$7.3
Denominator:
Weighted-average shares outstanding:
Basic	223.9	222.0	223.4	222.0
Effect of dilutive securities from stock-based compensation plans	—	2.8	—	2.4
Diluted	223.9	224.8	223.4	224.4

Net (loss) income per share:
Basic	$(0.21)	$0.04	$(0.31)	$0.03
Diluted	$(0.21)	$0.04	$(0.31)	$0.03
In periods where the Company recognized a net loss, the impact of potentially dilutive outstanding stock-based awards and the “in-the money” conversion benefit feature above the conversion price of the 1.625% Senior Convertible Notes due 2026 (2026 Notes) and 0.625% Senior Convertible Notes due 2031 (2031 Notes) of $13.19 and $13.79 per share, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have an antidilutive effect.
The following table represents potential common shares that were not included in the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Restricted stock units	0.1	1.2	0.8	1.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the six months ended December 27, 2025, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations	Total
Beginning balance as of June 28, 2025	$(5.3)	$(97.5)	$(7.0)	$(109.8)
Other comprehensive income	—	1.2	—	1.2
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.1	0.1
Net current-period other comprehensive income	—	1.2	0.1	1.3
Ending balance as of December 27, 2025	$(5.3)	$(96.3)	$(6.9)	$(108.5)
Note 5. Acquisitions
High-speed Ethernet, Network Security and Channel Emulation Testing Business

On October 16, 2025, the Company acquired Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business) from Keysight Technologies, Inc. (Keysight). The transaction provides a complementary addition to VIAVI’s ethernet testing platform within its Network and Service Enablement (NSE) segment.

The cash consideration paid at closing of $399.3 million is subject to final net working capital adjustments. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $20.6 million, of which $11.4 million was incurred in fiscal 2026, and were recorded within SG&A in the Consolidated Statements of Operations.

The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the preliminary fair value on the acquisition date. The Company elected to apply both practical expedients permitted under ASU No. 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, in measuring contract assets and contract liabilities acquired in the acquisition. Specifically, we have elected the practical expedient that permits an entity to reflect the aggregate effect of all modifications (on a contract-by-contract basis) as if they occurred on the acquisition date. In addition, the Company elected to determine the standalone selling prices of performance obligations as of the acquisition date, rather than at contract inception, for purpose of allocating transaction consideration.

The Company is in the process of obtaining additional information to refine its preliminary fair value estimates related to certain acquired assets and assumed liabilities. We may revise the preliminary purchase price allocation during the remainder of the measurement period as additional information becomes available. Any such revisions or changes may be material. We expect to finalize the purchase price allocation by the end of fiscal 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Inventory, net	$7.7
Prepayments and other current assets	1.0
Property, plant and equipment, net	2.9
Goodwill	111.3
Identified intangible assets acquired	314.2
Other non-current assets	1.8
Deferred revenue(1)	(25.4)
Accrued payroll and related expenses	(0.8)
Other current liabilities	(4.0)
Other non-current liabilities(2)	(9.4)
Total purchase consideration	$399.3
(1)Represents the current portion of deferred revenue.
(2)Includes long-term deferred revenue of $8.1 million.
The Company valued the customer relationships using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the customer relationships. Significant assumptions related to customer relationships included (i) projected revenues, (ii) discount rate, (iii) income tax rate and (iv) customer attrition rate.
Developed technology relates to products used for our lab and production and wireless solutions. The Company valued the developed technology using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue from the developed technology. Significant assumptions related to developed technology included (i) royalty rate, (ii) projected revenues, (iii) discount rate, (iv) income tax rate and (v) technology obsolescence rate.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful life):

	Estimated Useful Life	Amount
Customer relationship	9 years	$162.3
Developed technology	5 years	134.8
Backlog	2 years	10.1
Trade name	6 years	7.0
Total identifiable assets acquired		$314.2
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the NSE segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future solution offerings. The goodwill recognized is deductible for U.S. income tax purposes.
The Company has included the financial results of Spirent’s HSE and CE business in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.

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
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in our fourth fiscal quarter of 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million was paid in the first quarter of fiscal 2026 and refund of prepaid tax of $0.6 million is expected to be paid in fiscal 2026. In addition, the Company held back $15.0 million for indemnity claims. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred in fiscal 2025 were approximately $11.7 million and were recorded within SG&A in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.
The total purchase consideration was allocated to tangible and intangible assets acquired and liabilities assumed based on the fair value on the acquisition date. The following table presents the allocation of the purchase price (in millions):

Amount
Cash and cash equivalents	$16.5
Accounts receivable, net	8.1
Inventory, net	26.0
Prepayments and other current assets	1.1
Property, plant and equipment, net	1.9
Goodwill(1)	130.3
Identified intangible assets acquired	117.6
Other non-current assets	1.9
Accounts payable	(1.4)
Accrued payroll and related expenses	(0.5)
Deferred revenue	(0.3)
Accrued expenses	(3.5)
Other non-current liabilities(2)	(27.1)
Total purchase consideration	$270.6
(1)Goodwill at acquisition date of $129.7 million increased by $0.6 million for purchase price and measurement period adjustments.
(2)Includes $25.0 million of deferred tax liability and $0.9 million of liability related to uncertain tax positions.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of December 27, 2025 and June 28, 2025, the Company had total unbilled receivables of $14.1 million.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

	December 27, 2025
	Three Months Ended	Six Months Ended
Deferred revenue:
Balance at beginning of period	$91.1	$102.3
Revenue deferrals for new contracts(1)	33.2	51.6
Acquisition(2)	33.5	33.5
Revenue recognized during the period(3)	(39.5)	(69.1)
Balance at end of period	$118.3	$118.3
(1)This amount includes the effect of foreign currency exchange rate fluctuations.
(2)Refer to “Note 5. Acquisitions” for more information.
(3)Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the current period deferrals including the acquired deferred revenue.
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that have not materialized, and currency fluctuations.
The value of the transaction price allocated to remaining performance obligations as of December 27, 2025, was $492.5 million. The Company expects to recognize approximately 93% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 28, 2025	Charged to Costs and Expenses	Deductions(1)	December 27, 2025
Allowance for credit losses	$1.9	$0.6	$(0.3)	$2.2
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	December 27, 2025	June 28, 2025
Finished goods	$62.4	$52.5
Work in process	19.5	18.3
Raw materials	59.1	47.1
Inventories, net	$141.0	$117.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	December 27, 2025	June 28, 2025
Refundable income taxes	$35.9	$32.0
Prepayments	19.5	21.9
Advances to contract manufacturers	10.9	5.8
Fair value of forward contracts	1.4	4.9
Other current assets	13.2	12.7
Prepayments and other current assets	$80.9	$77.3
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	December 27, 2025	June 28, 2025
Operating right-of-use (ROU) assets	$39.1	$34.1
Long-term restricted cash	5.9	4.9
Long-term investment (Note 7)	3.0	3.0
Deferred contract cost	2.9	3.0
Debt issuance cost - Revolving Credit Facility	2.9	1.4
Deposits	2.4	2.4
Other	14.1	13.4
Other non-current assets	$70.3	$62.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	December 27, 2025	June 28, 2025
Fair value of contingent consideration (Note 8)	$72.5	$41.5
Acquisition related holdback and related accruals	16.7	16.5
Interest payable	12.5	5.1
Operating lease liabilities	11.6	10.2
Income tax payable	9.8	8.2
Warranty accrual	7.0	5.9
Restructuring accrual (Note 13)	2.1	3.5
Fair value of forward contracts	0.8	3.1
Other	23.6	14.3
Other current liabilities	$156.6	$108.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	December 27, 2025	June 28, 2025
Fair value of contingent consideration (Note 8)	$66.6	$75.9
Pension and post-employment benefits	53.9	54.1
Long-term deferred revenue	34.7	28.2
Operating lease liabilities	27.6	24.1
Financing obligation	15.5	15.5
Uncertain tax position	11.9	11.4
Deferred tax liability	9.6	6.0
Asset retirement obligations	3.4	3.5
Warranty accrual	—	0.8
Other	9.0	8.1
Other non-current liabilities	$232.2	$227.6
Note 7. Investments and Forward Contracts
Short-Term Investments
As of December 27, 2025, the Company’s short-term investments of $1.9 million were primarily related to the deferred compensation plan, of which $1.7 million was invested in equity securities.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three and six months ended December 27, 2025.
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
The Company’s share of Sensorsan’s net income for the three and six months ended December 27, 2025 was $0.3 million and $0.2 million, respectively. As of December 27, 2025 and June 28, 2025, the carrying value of the Company’s investment in Sensorsan was $1.4 million and $1.3 million, respectively, included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the three and six months ended December 27, 2025, revenue from sales to Sensorsan was $0.8 million and $1.2 million, respectively.

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
As of December 27, 2025, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.4 million and $0.8 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 28, 2025, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of December 27, 2025 and June 28, 2025, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $62.6 million and $60.4 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $46.3 million and $24.1 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred gains of $0.6 million and $0.4 million for the three and six months ended December 27, 2025, respectively, and losses of $4.7 million and $3.3 million for the three and six months ended December 28, 2024, respectively.
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
•Level 2: includes financial instruments for which the valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable data for substantially the full term of the assets or liabilities. Level 2 instruments of the Company include asset-backed securities, foreign currency forward contracts and debt. To estimate their fair value, the Company utilizes pricing models based on market data. The significant inputs for the valuation model usually include benchmark yields, reported trades, broker and dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data, and industry and economic events.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. The Company’s Level 3 assets consist of an investment in a non-marketable equity security in a privately held company. We measure the non-marketable equity security under the Measurement Alternative at cost minus impairment, if any, adjusted to fair value only if an observable price change in orderly transactions for an identical or similar investment occurs for the same issuer. The Company’s Level 3 liabilities consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such earn-out liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. The fair value of certain earn-out liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as a component of SG&A in the Consolidated Statements of Operations.
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, along with their classification by level of input for the periods presented (in millions):

	December 27, 2025				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Money market funds(2)	558.1	558.1	—	—	229.0	229.0	—	—
Trading securities(3)	1.7	1.7	—	—	1.6	1.6	—	—
Foreign currency forward contracts(4)	1.4	—	1.4	—	4.9	—	4.9	—
Total assets	$561.5	$559.8	$1.7	$—	$235.8	$230.6	$5.2	$—

Liabilities:
Foreign currency forward contracts(5)	$0.8	$—	$0.8	$—	$3.1	$—	$3.1	$—
Contingent consideration(6)	139.1	—	—	139.1	117.4	—	—	117.4
Total liabilities	$139.9	$—	$0.8	$139.1	$120.5	$—	$3.1	$117.4
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of December 27, 2025, $550.2 million in Cash and cash equivalents, $4.4 million in Restricted cash and $3.5 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 28, 2025, $222.4 million in Cash and cash equivalents, $3.5 million in Restricted cash and $3.1 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)As of December 27, 2025 and June 28, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.
Contingent Consideration
As of December 27, 2025, the fair value of the contingent consideration liability for Inertial Labs was $139.1 million, compared to $128.3 million at September 27, 2025 and $117.1 million at June 28, 2025. The increases of $10.8 million and $22.0 million, respectively, are included in SG&A in the Consolidated Statements of Operations for the three and six months ended December 27, 2025. As of December 27, 2025, $72.5 million and $66.6 million of the liability are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. The Company expects to pay the current portion of the contingent consideration liability in the third quarter of fiscal 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 27, 2025 and September 27, 2025, there was no contingent consideration liability for Jackson Labs. The Company recorded a benefit of $0.3 million in SG&A in the Consolidated Statements of Operations for the six months ended December 27, 2025, from the change in fair value measurement of the earn-out liability. The earn-out period for Jackson Labs ended on December 31, 2025. The Company is not required to make a contingent consideration payment as the revenue targets were not met.
Instrument Measured at Fair Value on Non-recurring Basis
Our non-marketable equity security accounted for using the Measurement Alternative is measured at fair value on a non-recurring basis and is classified within Level 3 of the fair value hierarchy because we use significant unobservable inputs to estimate its fair value. Refer to “Note 7. Investments and Forward Contracts” for additional information.
Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 0.625% Senior Convertible Notes (2031 Notes), 3.75% Senior Notes (2029 Notes), 1.625% Senior Convertible Notes (2026 Notes) and Term Loan B would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets. The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	December 27, 2025				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
0.625% Senior Convertible Notes	$365.0	$—	$365.0	$—	$—	$—	$—	$—
3.75% Senior Notes	381.5	—	381.5	—	373.6	—	373.6	—
1.625% Senior Convertible Notes	67.6	—	67.6	—	252.0	—	252.0	—
Term Loan B	603.8	—	603.8	—	—	—	—	—
Total	$1,417.9	$—	$1,417.9	$—	$625.6	$—	$625.6	$—
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of June 28, 2025	$553.5	$42.2	$595.7
Acquisition(1)	111.3	—	$111.3
Currency translation	(2.6)	—	(2.6)
Balance as of December 27, 2025	$662.2	$42.2	$704.4
(1)Refer to “Note 5. Acquisitions” for more information.
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
There were no events or changes in circumstances that triggered an impairment review during the three and six months ended December 27, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of December 27, 2025 and June 28, 2025 (in millions):

As of December 27, 2025	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	5.0 years	$668.8	$(436.5)	$232.3
Customer relationships	8.6 years	370.3	(203.1)	167.2
Other(1)	3.1 years	60.8	(41.7)	19.1
Total intangibles		$1,099.9	$(681.3)	$418.6

As of June 28, 2025	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	5.5 years	$534.5	$(417.7)	$116.8
Customer relationships	5.2 years	209.0	(199.1)	9.9
Other(1)	1.7 years	44.1	(39.2)	4.9
Total intangibles		$787.6	$(656.0)	$131.6
(1)Other intangibles consist of patents, proprietary know-how and trade secrets, trademarks and trade names.
The following table presents the amortization recorded relating to acquired developed technology, customer relationships and other intangibles (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Cost of revenues	$12.5	$3.3	$19.4	$6.6
Operating expenses	6.3	1.0	7.8	2.1
Total amortization of intangible assets	$18.8	$4.3	$27.2	$8.7
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of December 27, 2025, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$40.6
2027	77.7
2028	68.0
2029	63.5
2030	62.4
Thereafter	106.4
Total amortization	$418.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of December 27, 2025 and June 28, 2025, the Company’s debt on the Consolidated Balance Sheets, net of unamortized debt discount and issuance costs, is as follows (in millions):

	December 27, 2025	June 28, 2025
Principal amount of 1.625% Senior Convertible Notes	$49.0	$250.0
Unamortized 1.625% Senior Convertible Notes debt discount	(0.1)	(3.3)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	—	(0.5)
Term Loan B	4.5	—
Short-term debt	$53.4	$246.2

Principal amount of 0.625% Senior Convertible Notes	$250.0	$—
Unamortized 0.625% Senior Convertible Notes debt issuance cost	(5.7)	—
Principal amount of 3.75% Senior Notes	400.0	400.0
Unamortized 3.75% Senior Notes debt issuance cost	(3.3)	(3.7)
Principal amount of Term Loan B	595.5	—
Unamortized Term Loan B debt issuance cost	(14.8)	—
Long-term debt	$1,221.7	$396.3
The Company was in compliance with all debt covenants as of December 27, 2025 and June 28, 2025.
For additional debt transaction entered after December 27, 2025, refer to “Note 20. Subsequent Events” for more information.
Term Loan B
On October 16, 2025, concurrent with the closing of the acquisition of Spirent’s HSE and CE business, the Company entered into a $600 million senior secured term loan credit agreement (Term Loan Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries. The proceeds from the term loans were used to finance a portion of the acquisition, acquisition related expenses and will be used for general corporate purposes. In connection with the issuance of the term loans, the Company incurred $15.2 million of issuance costs. The debt issuance costs were capitalized in Long-term debt on the Consolidated Balance Sheets and will be amortized to interest expense using the straight-line method until maturity. The term loans bear interest at rates based on SOFR or a specified base rate plus applicable margins with interest payment frequency at the Company’s election. The term loans require quarterly principal payments of 1.0% per annum, commencing on March 31, 2026. The Company may prepay all or part of the term loans early at its option.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of December 27, 2025, the interest rate for the borrowings under the term loans was 6.39%, which approximated the effective interest rate and the expected remaining term is 6.8 years.
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
The 2031 Notes may be converted under certain circumstances, based on an initial conversion rate of 72.5295 shares (equivalent to an initial conversion price of approximately $13.79 per share) at the option of the holders into cash up to the principal amount, with the remaining amount converted into cash, shares of the Company’s common stock, or a combination of cash and shares of the Company’s common stock at the Company’s election. The initial conversion price represents a 25.0% premium to the closing price of the Company’s common stock on the pricing date, August 13, 2025, which will be subject to customary anti-dilution adjustments.
As of December 27, 2025, the expected remaining term of the 2031 Notes is 5.2 years.

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
The 2026 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 1.625%, payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. The 2026 Notes will mature on March 15, 2026 unless earlier converted, redeemed or repurchased. As of December 27, 2025, the expected remaining term of the 2026 Notes is less than 0.2 years.
On August 20, 2025, as part of the 2025 Exchange Transaction, the Company exchanged $97.5 million aggregate principal amount of the 2026 Notes for $100.9 million aggregate principal amount of the 2031 Notes.
On December 15, 2025 the Company entered into separate privately-negotiated agreements with certain holders of its 2026 Notes. On December 22, 2025, the Company settled $103.5 million principal amount of 2026 Notes in exchange for an aggregate of 7.9 million shares of its common stock, par value $0.001 per share. Accrued interest was paid in cash. The transaction was accounted for as a debt extinguishment. The exchange did not qualify as an induced conversion. The Company recorded a loss on debt extinguishment of $38.7M, representing the excess of the fair value of the shares issued over the carrying amount of the notes extinguished and transaction costs associated with the settlement. The loss is presented as Loss on convertible note extinguishment in the Company’s Consolidated Statements of Operations.
After the transaction, the outstanding aggregate principal amount of the 2026 Notes was $49.0M with terms unchanged.
During the periods from, and including, December 15, 2025 until the close of business on the business day immediately preceding March 15, 2026, holders may convert the 2026 Notes at any time. The Company has not received any conversion requests by holders as of December 27, 2025.
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of December 27, 2025, the expected remaining term of the 2029 Notes is 3.8 years.

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
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo as administrative agent, and other lender related parties. On October 16, 2025, the Company entered into an agreement with Wells Fargo to amend and extend the Credit Agreement. The Credit Agreement, as amended, provides for a senior secured asset-based revolving credit facility in a maximum aggregate amount of $200 million and matures on October 16, 2030. The Credit Agreement also provides that, under certain circumstances, the Company may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100 million so long as certain conditions are met. The proceeds from the credit facility established under the Credit Agreement will be used for working capital and other general corporate purposes. The obligations under the Credit Agreement are secured by substantially all of the assets of the Company and those of its subsidiaries that are borrowers and guarantors under the Credit Agreement.
Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in U.S. Dollars, at a per annum rate equal to either, at the Company’s election, Term Secured Overnight Financing Rate (SOFR) plus a margin of 1.50% to 2.00% per annum, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the adjusted Term Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.50% to 2.00%, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility.
The covenants of the Credit Agreement include customary restrictive covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens and make certain acquisitions, investments, asset dispositions and restricted payments. In addition, the Credit Agreement contains certain financial covenants that require the Company to maintain a fixed charge coverage ratio of at least 1.00 to 1.00 if excess availability under the facility is less than the greater of 10% of the lesser of maximum revolver amount and borrowing base and $13.3 million.
As of December 27, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $183.7 million, net of outstanding standby letters of credit of $3.8 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Interest expense-contractual interest	$12.5	$4.7	$17.3	$9.5
Amortization of debt issuance cost	1.2	0.6	1.9	1.2
Accretion of debt discount	0.7	1.2	1.7	2.4
Other	0.9	1.0	1.8	1.9
Total interest expense	$15.3	$7.5	$22.7	$15.0
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Operating lease costs(1)	$3.6	$3.1	$6.9	$6.4

Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	$1.5	$7.3	$6.2
Operating ROU assets obtained in exchange for operating lease obligations	$2.6	$1.0	$10.6	$2.7
(1)Total variable lease costs were immaterial during the three and six months ended December 27, 2025 and December 28, 2024. The total operating lease costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
As of December 27, 2025 and December 28, 2024, the weighted-average remaining lease term was 5.7 years and 6.0 years, respectively, and the weighted-average discount rate was 6.2% and 5.7%, respectively.
Future minimum operating lease payments as of December 27, 2025 are as follows (in millions):

Operating Leases
Remainder of fiscal 2026	$5.7
Fiscal 2027	12.3
Fiscal 2028	9.2
Fiscal 2029	6.2
Fiscal 2030	3.9
Thereafter	9.7
Total lease payments	47.0
Less: Interest	(7.8)
Present value of lease liabilities	$39.2

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
Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our NSE and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected. Restructuring activity related to the OSP segment was complete during fiscal 2025. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the third quarter of fiscal 2026.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 28, 2025	Restructuring and related benefits	Cash settlements	Foreign currency translation adjustments	Balance as of December 27, 2025
NSE/Corp(1)	$3.5	$(0.4)	$(0.9)	$(0.1)	$2.1
(1)Included in Other current liabilities on the Consolidated Balance Sheet as of December 27, 2025 and June 28, 2025.
Note 14. Income Taxes
The Company recorded an income tax provision of $9.7 million and $28.7 million for the three and six months ended December 27, 2025, respectively. The Company recorded an income tax provision of $9.5 million and $18.5 million for the three and six months ended December 28, 2024, respectively.
The income tax provision for the three and six months ended December 27, 2025 and December 28, 2024 primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income or loss. The income tax provision for the six months ended December 27, 2025 also includes a $9.7 million charge related to the revaluation of the Company’s deferred tax assets resulting from a change in the German corporate income tax rate.
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
As of December 27, 2025 and June 28, 2025, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $42.8 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $3.6 million accrued for the payment of interest and penalties as of December 27, 2025. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 15. Stockholders' Equity
Issuance of Common Stock
During the three and six months ended December 27, 2025, the Company issued 7.9 million shares of its common stock to certain holders of the 2026 Notes in a debt extinguishment transaction. Refer to “Note 11. Debt” for more details.
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
During the six months ended December 27, 2025, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan. As of December 27, 2025, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
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
During the six months ended December 27, 2025 and December 28, 2024, the Company granted 3.8 million and 4.3 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the six months ended December 27, 2025 and December 28, 2024 were estimated to be $46.8 million and $37.3 million, respectively.
During the six months ended December 27, 2025 and December 28, 2024, the Company granted 1.2 million and 1.5 million performance-based awards, respectively. There were less than 0.1 million and no performance-based shares attained over target during the six months ended December 27, 2025 and December 28, 2024, respectively. The aggregate grant-date fair value of performance-based awards granted during the six months ended December 27, 2025 and December 28, 2024 were estimated to be $16.3 million and $15.1 million, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of December 27, 2025, $90.8 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and six months ended December 27, 2025 and December 28, 2024, is as follows (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Cost of revenues	$1.1	$1.3	$2.1	$2.5
Research and development	2.5	2.3	4.8	4.4
Selling, general and administrative	10.3	10.1	20.4	19.5
Total stock-based compensation expense	$13.9	$13.7	$27.3	$26.4
Approximately $1.1 million and $1.3 million of stock-based compensation was capitalized to inventory as of December 27, 2025 and December 28, 2024, respectively.
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
As of December 27, 2025, the U.K. and India plans were fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the six months ended December 27, 2025, the Company contributed $0.7 million to the U.K. plan and $2.3 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Six Months Ended
	December 27, 2025	December 28, 2024	December 27, 2025	December 28, 2024
Interest cost	$0.8	$0.8	$1.6	$1.6
Expected return on plan assets	(0.4)	(0.5)	(0.8)	(0.9)
Amortization of net actuarial losses	0.1	0.1	0.1	0.2
Net periodic benefit cost	$0.5	$0.4	$0.9	$0.9
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $7.6 million related to its defined benefit pension plans during fiscal 2026 to make current benefit payments and fund future obligations. As of December 27, 2025, approximately $3.0 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2025.
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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of December 27, 2025, the Company had standby letters of credit of $8.6 million and performance bonds and other claims of $2.0 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and six months ended December 27, 2025 (in millions):

	December 27, 2025
	Three Months Ended	Six Months Ended
Balance as of beginning of period	$6.5	$6.7
Provision for warranty	0.3	0.7
Utilization of reserve	(0.4)	(1.0)
Acquisition	0.6	0.6
Balance as of end of period	$7.0	$7.0

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three and six months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended December 27, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$239.5	$77.8	$317.3
Service revenue	52.0	—	52.0
Net revenue	$291.5	$77.8	$369.3

Cost of revenues	102.9	38.3

Research and development	56.9	3.3
Selling, general and administrative	55.6	7.0
Other segment items(1)	30.7	3.2
Total operating expense	143.2	13.5

Segment operating income	$45.4	$26.0	$71.4
Segment operating margin	15.6%	33.4%

Unallocated other expenses			(60.0)
Loss on convertible note extinguishment			(38.7)
Interest and other income, net			3.9
Interest expense			(15.3)
Loss before income taxes and equity investment earnings			$(38.7)
(1)Other segment items represents allocation of corporate level operating expenses.

	Three Months Ended December 28, 2024
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$154.8	$70.9	$225.7
Service revenue	45.1	—	45.1
Net revenue	$199.9	$70.9	$270.8

Cost of revenues	70.4	35.0

Research and development	45.0	4.2
Selling, general and administrative	41.7	6.0
Other segment items(1)	25.4	2.7
Total operating expense	112.1	12.9

Segment operating income	$17.4	$23.0	$40.4
Segment operating margin	8.7%	32.4%

Unallocated other expenses			(18.2)
Interest and other income, net			3.9
Interest expense			(7.5)
Income before income taxes and equity investment earnings			$18.6
(1)Other segment items represents allocation of corporate level operating expenses.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Six Months Ended December 27, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$413.8	$160.9	$574.7
Service revenue	93.7	—	93.7
Net revenue	$507.5	$160.9	$668.4

Cost of revenues	182.8	77.9

Research and development	105.8	7.2
Selling, general and administrative	99.1	13.2
Other segment items(1)	58.1	5.8
Total operating expense	263.0	26.2

Segment operating income	$61.7	$56.8	$118.5
Segment operating margin	12.2%	35.3%

Unallocated other expenses			(99.5)
Loss on convertible note extinguishment			(42.5)
Interest and other income, net			5.2
Interest expense			(22.7)
Loss before income taxes and equity investment earnings			$(41.0)
(1)Other segment items represents allocation of corporate level operating expenses.

	Six Months Ended December 28, 2024
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$273.5	$149.7	$423.2
Service revenue	85.8	—	85.8
Net revenue	$359.3	$149.7	$509.0

Cost of revenues	132.7	70.2

Research and development	87.1	8.9
Selling, general and administrative	79.1	11.6
Other segment items(1)	50.3	4.8
Total operating expense	216.5	25.3

Segment operating income	$10.1	$54.2	$64.3
Segment operating margin	2.8%	36.2%

Unallocated other expenses			(30.6)
Interest and other income, net			7.1
Interest expense			(15.0)
Income before income taxes and equity investment earnings			$25.8
(1)Other segment items represents allocation of corporate level operating expenses.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information on the assets of the Company’s reportable segments at December 27, 2025 and June 28, 2025 (in millions):

	December 27, 2025	June 28, 2025
Assets:
Inventories:
Network and Service Enablement	$98.2	$74.4
Optical Security and Performance Products	42.8	43.5
Total inventories, net	141.0	117.9
Assets not attributed to segments	2,636.8	1,875.9
Total assets	$2,777.8	$1,993.8

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
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and six months ended December 27, 2025 and December 28, 2024 (in millions):

	Three Months Ended
	December 27, 2025			December 28, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$125.3	$19.3	$144.6	$83.6	$14.9	$98.5
Other Americas	21.5	4.8	26.3	13.7	3.9	17.6
Total Americas	$146.8	$24.1	$170.9	$97.3	$18.8	$116.1

Asia-Pacific:
Greater China	$60.8	$2.4	$63.2	$47.7	$2.7	$50.4
Other Asia-Pacific	37.3	7.6	44.9	34.8	8.4	43.2
Total Asia-Pacific	$98.1	$10.0	$108.1	$82.5	$11.1	$93.6

EMEA:	$72.4	$17.9	$90.3	$45.9	$15.2	$61.1

Total net revenue	$317.3	$52.0	$369.3	$225.7	$45.1	$270.8

	Six Months Ended
	December 27, 2025			December 28, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$217.2	$34.1	$251.3	$142.0	$29.5	$171.5
Other Americas	39.6	8.8	48.4	25.4	7.9	33.3
Total Americas	$256.8	$42.9	$299.7	$167.4	$37.4	$204.8

Asia-Pacific:
Greater China	$116.4	$3.3	$119.7	$100.3	$3.9	$104.2
Other Asia	67.5	13.0	80.5	61.0	14.3	75.3
Total Asia-Pacific	$183.9	$16.3	$200.2	$161.3	$18.2	$179.5

EMEA:	$134.0	$34.5	$168.5	$94.5	$30.2	$124.7

Total net revenue	$574.7	$93.7	$668.4	$423.2	$85.8	$509.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
Term Loan B
On January 5, 2026, the Company prepaid $100.0 million of term loans under the Term Loan Credit Agreement. The prepayment was accounted for as a partial extinguishment, with the carrying amount of the portion of debt prepaid, including the proportionate unamortized debt issuance costs, derecognized, and any difference between the reacquisition price and the carrying amount recognized as a loss on extinguishment of debt.
2026 Notes Retirement Notification
The 2026 Notes became convertible effective December 15, 2025. On January 12, 2026, the Company delivered notification that upon conversion from note holders, the principal amount will be paid in cash with the remaining amount settled with its shares of common stock.
Restructuring Plan
On January 23, 2026, the Company approved a restructuring plan (the Plan) to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and includes integration of recently acquired businesses. The Plan includes a global workforce reduction, facilities rationalization and asset write-offs.
The Company expects approximately 5% of its global workforce to be affected. The Company estimates it will incur total charges of approximately $32 million in connection with the Plan, including approximately $24 million in cash expenditures, primarily related to employee severance and related costs. The Company expects to recognize the majority of these charges by the end of June 2026 with the Plan substantially completed by the end of calendar 2026. The Company anticipates the Plan to result in approximately $30 million in annualized cost savings upon completion.
The amount and timing of the financial impact may differ from the initial estimates provided.

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
Statements contained in this Quarterly Report on Form 10-Q, which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, synergies, benefits and other matters related to completed and contemplated acquisitions and strategic transactions, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
•Our expectations related to future tax liabilities resulting from future tax legislation; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions, including global tariffs, ongoing geopolitical tensions including the conflict between Russia and Ukraine, and political instability and economic uncertainty in the Middle East, on our business, operations and financial results.
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

Overview
VIAVI is a global leader in test and measurement and optical technologies. Our test, monitoring, assurance, and resilient position, navigation and timing solutions enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications. In addition, we develop and advance technologies used in high-volume optical applications across anti-counterfeiting, consumer electronics, aerospace industrial and automotive end markets.
To serve our markets we operate the following business segments:
•Network and Service Enablement (NSE); and,
•Optical Security and Performance Products (OSP).
During the second quarter of fiscal 2026, the NSE business grew year-over-year as a result of our acquisitions of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business) and Inertial Labs, Inc. (Inertial Labs) which contributed net revenues of $43.0 million and $21.1 million, respectively. Additionally, we continue to see demand of lab and production and field products driven by the data center ecosystem. OSP performance improved year-over-year driven by anti-counterfeiting and other products.
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
Looking Ahead
As we look forward to the third quarter of fiscal 2026, we expect NSE to be up driven mainly by growth in many of our end markets and the acquisition of Spirent’s HSE and CE business. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand total addressable market (TAM);
•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications.
The U.S. administration has implemented and could implement further broad-based, updated global tariffs and the situation continues to be dynamic and evolving. As we operate in this challenging environment, we are focused on continuing to deliver our products and services to our customers. Given our global business, tariffs will result in additional cost for us and our suppliers. We continue to take actions to optimize our supply chain, control costs and implement pricing actions to mitigate the evolving impact from tariffs.
Financial Highlights
Second quarter fiscal 2026 results included the following notable items:
•Net revenue of $369.3 million, up $98.5 million or 36.4% year-over-year.
•GAAP operating margin of 3.1%, down 510 bps year-over-year.
•Non-GAAP operating margin of 19.3%, up 440 bps year-over-year.
•GAAP net loss of $48.1 million, down $57.2 million or 628.6% year-over-year.
•Non-GAAP net income of $51.5 million, up $22.1 million or 75.2% year-over-year.
•GAAP diluted EPS of $(0.21), down $0.25 or 625.0% year-over-year.
•Non-GAAP diluted EPS of $0.22, up $0.09 or 69.2% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$11.4	3.1%	$22.2	8.2%	$19.0	2.8%	$33.7	6.6%
Stock-based compensation	13.9	3.7%	13.7	5.1%	27.3	4.1%	26.4	5.2%
Change in fair value of contingent liability	10.8	2.9%	(3.9)	(1.4)%	21.7	3.2%	(7.4)	(1.4)%
Acquisition and integration related charges	7.8	2.1%	2.8	1.0%	11.7	1.8%	3.4	0.7%
Other charges (benefits) unrelated to core operating performance(1)	6.2	1.7%	0.1	—%	6.8	1.0%	(0.4)	(0.1)%
Amortization of acquisition related inventory step-up	2.6	0.7%	—	—%	5.2	0.8%	—	—%
Amortization of intangibles	18.8	5.1%	4.3	1.6%	27.2	4.1%	8.7	1.7%
Restructuring and related (benefits) charges	(0.1)	—%	1.2	0.4%	(0.4)	(0.1)%	1.2	0.2%
Litigation settlement	—	—%	—	—%	—	—%	(1.3)	(0.3)%
Total related to Cost of Revenues and Operating Expenses	60.0	16.2%	18.2	6.7%	99.5	14.9%	30.6	6.0%
Non-GAAP measures	$71.4	19.3%	$40.4	14.9%	$118.5	17.7%	$64.3	12.6%

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$(48.1)	$(0.21)	$9.1	$0.04	$(69.5)	$(0.31)	$7.3	$0.03
Items reconciling GAAP Net (Loss) Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	13.9	0.06	13.7	0.06	27.3	0.12	26.4	0.12
Change in fair value of contingent liability	10.8	0.05	(3.9)	(0.02)	21.7	0.10	(7.4)	(0.03)
Acquisition and integration related charges	7.8	0.03	2.8	0.01	11.7	0.05	3.4	0.02
Other charges (benefits) unrelated to core operating performance(1)	6.2	0.03	0.1	—	6.8	0.03	(0.4)	(0.01)
Amortization of acquisition related inventory step-up	2.6	0.01	—	—	5.2	0.02	—	—
Amortization of intangibles	18.8	0.08	4.3	0.02	27.2	0.12	8.7	0.04
Restructuring and related (benefits) charges	(0.1)	—	1.2	0.01	(0.4)	—	1.2	0.01
Litigation settlement	—	—	—	—	—	—	(1.3)	(0.01)
Non-cash interest expense and other expense(2)	39.4	0.17	1.1	0.01	44.2	0.19	2.2	0.01
Provision for income taxes	0.2	—	1.0	—	10.4	0.05	1.7	0.01
Total related to Net Income and EPS	99.6	0.43	20.3	0.09	154.1	0.68	34.5	0.16
Non-GAAP measures	$51.5	$0.22	$29.4	$0.13	$84.6	$0.37	$41.8	$0.19
Shares used in per share calculation for Non-GAAP EPS		233.4		224.8		230.7		224.4
(1)Included in the three and six months ended December 27, 2025 is $3.5 million of losses on disposal of long-lived assets, $2.1 million charge for restoration services for a VIAVI facility impacted by a fire and other charges unrelated to core operating performance. Included in the six months ended December 28, 2024 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance of $0.5 million.
(2)The Company incurred losses of $38.7 million and $42.5 million for the three and six months ended December 27, 2025, respectively, in connection with the extinguishment of certain 1.625% Senior Convertible Notes.

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
Non-cash interest expense and other expense: The Company excludes certain expenses, including loss on debt extinguishment, accretion of debt discount, and other non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, when calculating non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions):

	Three Months Ended				Six Months Ended
	December 27, 2025	December 28, 2024	Change	Percent Change	December 27, 2025	December 28, 2024	Change	Percent Change
Segment net revenue:
NSE	$291.5	$199.9	$91.6	45.8%	$507.5	$359.3	$148.2	41.2%
OSP	77.8	70.9	6.9	9.7%	160.9	149.7	11.2	7.5%
Total net revenue	$369.3	$270.8	$98.5	36.4%	$668.4	$509.0	$159.4	31.3%

Amortization of acquired technologies	$12.5	$3.3	$9.2	278.8%	$19.4	$6.6	$12.8	193.9%
Percentage of net revenue	3.4%	1.2%			2.9%	1.3%

Gross profit	$210.6	$160.8	$49.8	31.0%	$379.6	$296.9	$82.7	27.9%
Gross margin	57.0%	59.4%			56.8%	58.3%

Research and development	$65.9	$52.1	$13.8	26.5%	$121.9	$101.5	$20.4	20.1%
Percentage of net revenue	17.8%	19.2%			18.2%	19.9%

Selling, general and administrative	$127.1	$84.3	$42.8	50.8%	$231.3	$158.4	$72.9	46.0%
Percentage of net revenue	34.4%	31.1%			34.6%	31.1%

Amortization of other intangibles	$6.3	$1.0	$5.3	530.0%	$7.8	$2.1	$5.7	271.4%
Percentage of net revenue	1.7%	0.4%			1.2%	0.4%

Restructuring and related (benefits) charges	$(0.1)	$1.2	$(1.3)	(108.3)%	$(0.4)	$1.2	$(1.6)	(133.3)%
Percentage of net revenue	—%	0.4%			(0.1)%	0.2%

Loss on convertible note extinguishment	$(38.7)	$—	$(38.7)	NM	$(42.5)	$—	$(42.5)	NM
Percentage of net revenue	10.5%	—%			6.4%	—%

Interest and other income, net	$3.9	$3.9	$—	—%	$5.2	$7.1	$(1.9)	(26.8)%
Percentage of net revenue	1.1%	1.4%			0.8%	1.4%

Interest expense	$(15.3)	$(7.5)	$(7.8)	104.0%	$(22.7)	$(15.0)	$(7.7)	51.3%
Percentage of net revenue	4.1%	2.8%			3.4%	2.9%

Provision for income taxes	$9.7	$9.5	$0.2	2.1%	$28.7	$18.5	$10.2	55.1%
Percentage of net revenue	2.6%	3.5%			4.3%	3.6%

Equity investment earnings	$0.3	$—	$0.3	NM	$0.2	$—	$0.2	NM
Percentage of net revenue	(0.1)%	—%			—%	—%
NM - Percentage change not considered meaningful

Net Revenue
Revenue from our service offerings exceeds 10% of our total consolidated net revenue and is presented separately in our Consolidated Statements of Operations. Service revenue primarily consists of maintenance and support, extended warranty, professional services and post-contract support in addition to other services such as calibration and repair services. When evaluating the performance of our segments, management focuses on total net revenue, gross profit and segment operating income and not the product or service categories. Consequently, the following discussion of business segment performance focuses on total net revenue, gross profit and segment operating income consistent with our approach for managing the business.
Three and Six Months Ended December 27, 2025 and December 28, 2024
Net revenue increased by $98.5 million, or 36.4%, during the three months ended December 27, 2025 compared to the same period a year ago. Our acquisitions of Spirent’s HSE and CE business and Inertial Labs contributed $43.0 million and $21.1 million, respectively, during the three months ended December 27, 2025. Additionally, we continue to see demand of lab and production and field products driven by the data center ecosystem. OSP performance improved year-over-year driven by anti-counterfeiting and other products.
Net revenue increased by $159.4 million, or 31.3%, during the six months ended December 27, 2025 compared to the same period a year ago. Our acquisitions of Spirent’s HSE and CE business and Inertial Labs contributed $43.0 million and $39.8 million, respectively, during the six months ended December 27, 2025. Additionally, we continue to see demand of lab and production and field products driven by the data center ecosystem. OSP performance improved year-over-year driven by anti-counterfeiting and other products.
Product revenues increased by $91.6 million, or 40.6%, during the three months ended December 27, 2025 compared to the same period a year ago, driven by volume increases in NSE and OSP. Product revenues from Spirent’s HSE and CE business and Inertial Labs contributed $32.9 million and $21.1 million, respectively, during the three months ended December 27, 2025.
Product revenues increased by $151.5 million, or 35.8%, during the six months ended December 27, 2025 compared to the same period a year ago, driven by volume increases in NSE and OSP. Product revenues from Inertial Labs and Spirent’s HSE and CE business contributed $39.8 million and $32.9 million, respectively, during the six months ended December 27, 2025.
Service revenues increased by $6.9 million, or 15.3%, during the three months ended December 27, 2025 compared to the same period a year ago, driven by a volume increase in NSE. Service revenues from Spirent’s HSE and CE business contributed $10.1 million during the three months ended December 27, 2025.
Service revenues increased by $7.9 million, or 9.2%, during the six months ended December 27, 2025 compared to the same period a year ago, driven by a volume increase in NSE. Service revenues from Spirent’s HSE and CE business contributed $10.1 million during the six months ended December 27, 2025.
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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Three Months Ended				Six Months Ended
	December 27, 2025		December 28, 2024		December 27, 2025		December 28, 2024
Americas:
United States	$144.6	39.2%	$98.5	36.4%	$251.3	37.6%	$171.5	33.7%
Other Americas	26.3	7.1%	17.6	6.5%	48.4	7.2%	33.3	6.5%
Total Americas	$170.9	46.3%	$116.1	42.9%	$299.7	44.8%	$204.8	40.2%

Asia-Pacific:
Greater China	$63.2	17.1%	$50.4	18.6%	$119.7	18.0%	$104.2	20.5%
Other Asia-Pacific	44.9	12.2%	43.2	16.0%	80.5	12.0%	75.3	14.8%
Total Asia-Pacific	$108.1	29.3%	$93.6	34.6%	$200.2	30.0%	$179.5	35.3%

EMEA:	$90.3	24.4%	$61.1	22.5%	$168.5	25.2%	$124.7	24.5%

Total net revenue	$369.3	100.0%	$270.8	100.0%	$668.4	100.0%	$509.0	100.0%
Net revenue from customers outside the Americas represented 53.7% and 55.2% of net revenue, respectively, during the three and six months ended December 27, 2025. Net revenue from customers outside the Americas represented 57.1% and 59.8% of net revenue, respectively, during the three and six months ended December 28, 2024.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues increased $9.2 million or 278.8% and $12.8 million or 193.9% during the three and six months ended December 27, 2025 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business and Inertial Labs.
Gross Margin
Gross margin decreased by 2.4 percentage points during the three months ended December 27, 2025 from 59.4% in the same period a year ago to 57.0% in the current period. The decrease was primarily driven by the increase in amortization of intangibles and amortization of acquisition related inventory step-up.
Gross margin decreased by 1.5 percentage points during the six months ended December 27, 2025 from 58.3% in the same period a year ago to 56.8% in the current period. The decrease was primarily driven by the increase in amortization of intangibles and amortization of acquisition related inventory step-up, partially offset by higher volume and favorable product mix.
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

Research and Development
Research and Development (R&D) expense increased by $13.8 million, or 26.5% during the three months ended December 27, 2025 compared to the same period a year ago. This increase was primarily due to incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs. As a percentage of net revenue, R&D expense decreased by 1.4 percentage points during the three months ended December 27, 2025 compared to the same period a year ago.
R&D expense increased by $20.4 million, or 20.1% during the six months ended December 27, 2025 compared to the same period a year ago. This increase was primarily due to incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs. As a percentage of net revenue, R&D expense decreased by 1.7 percentage points during the six months ended December 27, 2025 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased by $42.8 million, or 50.8%, during the three months ended December 27, 2025 compared to the same period a year ago. This increase was primarily due to the change in fair value of acquisition related contingent consideration, incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs and higher acquisition and integration related charges. As a percentage of net revenue, SG&A expense increased 3.3 percentage points during the three months ended December 27, 2025 compared to the same period a year ago.
SG&A expense increased by $72.9 million, or 46.0%, during the six months ended December 27, 2025 compared to the same period a year ago. This increase was primarily due to the change in fair value of acquisition related contingent consideration, incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs and higher acquisition and integration related charges. As a percentage of net revenue, SG&A expense increased 3.5 percentage points during the six months ended December 27, 2025 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses increased $5.3 million or 530.0% and $5.7 million or 271.4% during the three and six months ended December 27, 2025 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business and Inertial Labs, partially offset by certain intangibles becoming fully amortized.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected, impacting both segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan to be substantially complete by the end of the third quarter of fiscal 2026.
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
As of December 27, 2025, our total restructuring accrual was $2.1 million.
During the three and six months ended December 27, 2025, the Company recorded restructuring benefits of $0.1 million and $0.4 million, respectively, related to the Fiscal 2024 Plan. During the three and six months ended December 28, 2024, the Company recorded restructuring charges of $1.2 million and $1.4 million, respectively, related to the Fiscal 2024 Plan. During the six months ended December 27, 2024, the Company recorded restructuring benefits of $0.2 million related to the Fiscal 2023 Plan.
We estimate future cash payments of $2.1 million under the Fiscal 2024 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.
Loss on Convertible Note Extinguishment
During the three months ended December 27, 2025, the Company entered into separate privately-negotiated agreements with certain holders of its 1.625% Senior Convertible Notes due 2026 (2026 Notes). The Company issued 7.9 million shares of its common stock in exchange for $103.5 million principal amount of the 2026 Notes. This exchange transaction was accounted for as a debt extinguishment which resulted in the write-off of unamortized debt discount and issuance costs of $0.5 million on the extinguished notes. The total loss from the exchange was $38.7 million recorded as Loss on convertible note extinguishment in the Consolidated Statements of Operations.
During the six months ended December 27, 2025, the Company entered into separate privately-negotiated agreements with certain holders of its 2026 Notes. The Company issued 7.9 million shares of its common stock for $103.5 million principal amount of the 2026 Notes. The Company also issued $100.9 million aggregate principal amount of 0.625% Senior Convertible Notes due 2031 (2031 Notes) to certain holders of the 2026 Notes in exchange for $97.5 million principal amount of the 2026 Notes. These exchange transactions were accounted for as extinguishments which resulted in the write-off of unamortized debt discount and issuance costs of $1.6 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from the exchanges was $42.5 million recorded as Loss on convertible note extinguishment in the Consolidated Statements of Operations.
Refer to “Note 11. Debt” for more information

Interest and other income, net
Interest and other income, net, remained flat at $3.9 million during the three months ended December 27, 2025 and December 28, 2024, with increase in interest income during the current period due to higher cash balance largely offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest and other income, net, was $5.2 million during the six months ended December 27, 2025 compared to $7.1 million during the same period a year ago. This $1.9 million decrease was primarily driven by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $7.8 million, or 104.0% during the three months ended December 27, 2025 compared to the same period a year ago. This increase was primarily a result of entering into the Term Loan B with high interest rate and additional amortization of debt issuance costs in the current period partially offset by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishments.
Interest expense increased by $7.7 million, or 51.3% during the six months ended December 27, 2025 compared to the same period a year ago. This increase was primarily a result of entering into the Term Loan B with high interest rate and additional amortization of debt issuance costs in the current period partially offset by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishments.
Provision for Income Taxes
We recorded an income tax provision of $9.7 million and $28.7 million for the three and six months ended December 27, 2025, respectively. We recorded an income tax provision of $9.5 million and $18.5 million for the three and six months ended December 28, 2024, respectively.
    The income tax provision for the three and six months ended December 27, 2025 and December 28, 2024, primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income or loss. The income tax provision for the six months ended December 27, 2025, also includes a $9.7 million provision related to a revaluation of our deferred tax assets due to a change in the German corporate income tax rate.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations.
As of December 27, 2025 and June 28, 2025, our unrecognized tax benefits (net of Federal benefits) totaled $42.8 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $3.6 million accrued for the payment of interest and penalties as of December 27, 2025. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.

Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended				Six Months Ended
	December 27, 2025	December 28, 2024	Change	Percentage Change	December 27, 2025	December 28, 2024	Change	Percentage Change
Network and Service Enablement
Net revenue	$291.5	$199.9	$91.6	45.8%	$507.5	$359.3	$148.2	41.2%
Gross profit	188.6	129.5	59.1	45.6%	324.7	226.6	98.1	43.3%
Gross margin	64.7%	64.8%			64.0%	63.1%
Operating income	$45.4	$17.4	$28.0	160.9%	$61.7	$10.1	$51.6	510.9%
Operating margin	15.6%	8.7%			12.2%	2.8%

Optical Security and Performance Products
Net revenue	$77.8	$70.9	$6.9	9.7%	$160.9	$149.7	$11.2	7.5%
Gross profit	39.5	35.9	3.6	10.0%	83.0	79.5	3.5	4.4%
Gross margin	50.8%	50.6%			51.6%	53.1%
Operating income	$26.0	$23.0	$3.0	13.0%	$56.8	$54.2	$2.6	4.8%
Operating margin	33.4%	32.4%			35.3%	36.2%
Network and Service Enablement
NSE net revenue increased by $91.6 million, or 45.8%, during the three months ended December 27, 2025 compared to the same period a year ago, primarily driven by higher volume in Lab and Production ($41.3 million contributed by our acquisition of Spirent’s HSE business), Fiber and Access Solutions and Aerospace and Defense ($21.1 million contributed by our acquisition of Inertial Labs), partially offset by lower volume in Wireless.
NSE net revenue increased by $148.2 million, or 41.2%, during the six months ended December 27, 2025 compared to the same period a year ago, primarily driven by higher volume in Lab and Production ($41.3 million contributed by our acquisition of Spirent’s HSE business), Aerospace and Defense ($39.8 million contributed by our acquisition of Inertial Labs) and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NSE gross margin remained relatively flat with a decrease of 0.1 percentage points during the three months ended December 27, 2025 to 64.7% from 64.8% in the same period a year ago.
NSE gross margin increased by 0.9 percentage points during the six months ended December 27, 2025 to 64.0% from 63.1% in the same period a year ago primarily due to higher volume and favorable product mix.
NSE operating margin increased by 6.9 percentage points during the three months ended December 27, 2025 to 15.6% from 8.7% in the same period a year ago primarily due to higher volume resulting in operating leverage.
NSE operating margin increased by 9.4 percentage points during the six months ended December 27, 2025 to 12.2% from 2.8% in the same period a year ago primarily due to higher volume resulting in operating leverage.
Optical Security and Performance Products
OSP net revenue increased by $6.9 million, or 9.7%, during the three months ended December 27, 2025 compared to the same period a year ago. This increase was primarily driven by Anti-Counterfeiting and Other revenues.
OSP net revenue increased by $11.2 million, or 7.5%, during the six months ended December 27, 2025 compared to the same period a year ago. This increase was primarily driven by Anti-Counterfeiting and Other revenues.

OSP gross margin remained relatively flat with an increase of 0.2 percentage points during the three months ended December 27, 2025 to 50.8% from 50.6% in the same period a year ago.
OSP gross margin decreased by 1.5 percentage points during the six months ended December 27, 2025 to 51.6% from 53.1% in the same period a year ago primarily due to unfavorable product mix.
OSP operating margin increased by 1.0 percentage points during the three months ended December 27, 2025 to 33.4% from 32.4% in the same period a year ago primarily due to higher volume.
OSP operating margin decreased by 0.9 percentage points during the six months ended December 27, 2025 to 35.3% from 36.2% in the same period a year ago primarily due to the aforementioned decrease in gross margin.
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
•Principal payment obligations of our 1.625% Senior Convertible Notes due 2026, our 3.75% Senior Notes due 2029 and 0.625% Senior Convertible Notes due 2031 (together the “Notes”), Term Loan B maturing in 2032 and covenants that restrict our debt level and credit facility capacity;
•Issuance or repurchase of debt which may include open market purchases of the Notes prior to their maturity and prepayment of Term Loan B;
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

Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive income (loss) and reported as a separate component of stockholders’ equity. As of December 27, 2025, U.S. subsidiaries owned approximately 53.9% of our cash and cash equivalents, short-term investments and restricted cash.
As of December 27, 2025, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended December 27, 2025, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lender-related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility. On October 16, 2025, we amended the Credit Agreement to reduce the commitment from a maximum aggregate amount of $300.0 million to $200.0 million to be in line with borrowing base availability and extend the maturity from December 30, 2026 to October 16, 2030. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met.
As of December 27, 2025, we had no borrowings under this facility and our available borrowing capacity was approximately $183.7 million, net of outstanding standby letters of credit of $3.8 million.
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
On December 22, 2025, the Company settled $103.5 million principal amount of the 2026 Notes in exchange for 7.9 million shares of its common stock.
The 2026 Notes became convertible effective December 15, 2025. On January 12, 2026, the Company delivered notification that upon conversion from note holders, the principal amount will be paid in cash with the remaining amount settled with its shares of common stock.
Refer to “Note 11. Debt” for more information.
Term Loan B
On October 16, 2025, the Company entered into a Term Loan Credit Agreement with Wells Fargo, as administrative agent, and certain lender-related parties. The Term Loan Credit Agreement provides for senior secured term loan of $600 million maturing on October 16, 2032. The proceeds from the term loans under the Term Loan Credit Agreement were used to finance a portion of the acquisition of Spirent’s HSE and CE business, acquisition related expenses and will be used for general corporate purposes. On January 5, 2026, the Company prepaid $100.0 million of the term loans under the Term Loan Credit Agreement.

Contingent Consideration
As of December 27, 2025, the fair value of the contingent consideration liability for Inertial Labs was $139.1 million with $72.5 million and $66.6 million included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. The Company expects to pay the current portion of the contingent consideration liability in the third quarter of fiscal 2026.
Cash Flows for the Six Months Ended December 27, 2025
As of December 27, 2025, our combined balance of cash and cash equivalents and restricted cash increased by $344.0 million to $776.1 million from $432.1 million as of June 28, 2025.
During the six months ended December 27, 2025, Cash provided by operating activities was $73.5 million, consisting of net loss of $69.5 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $162.9 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $19.9 million. Changes in our operating assets and liabilities related to an increase in inventory of $24.7 million related to demand changes, an increase in accounts receivable of $24.1 million due to billings outpacing collections, a decrease in deferred revenue of $17.0 million, excluding the impact of deferred revenue from the acquisition of Spirent’s HSE and CE business, due to timing of support billings and project acceptances and an increase in other current and non-current assets of $5.3 million. These were partially offset by an increase in accounts payable of $23.9 million, an increase in accrued payroll and related expenses of $15.8 million due primarily to variable pay and timing of payroll, an increase in accrued expenses and other current and non-current liabilities of $9.6 million and an increase in income taxes payable of $1.9 million.
During the six months ended December 27, 2025, Cash used in investing activities was $412.6 million, primarily resulting from $399.3 million used for the acquisition of Spirent’s HSE and CE business, $14.1 million used for capital expenditures and $0.7 million used for the acquisition of Inertial Labs partially offset by $1.5 million in proceeds from the sale of assets.
During the six months ended December 27, 2025, Cash provided by financing activities was $680.6 million, primarily resulting from $600 million in proceeds from the issuance of a Term Loan B, $149.1 million in proceeds from the issuance of the 2031 Notes and $2.7 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were partially offset by $30.0 million cash paid to repurchase common stock under our share repurchase program, $22.6 million of debt issuance costs paid in the period and $18.5 million in withholding tax payments on the vesting of restricted stock and performance-based awards.
Share Repurchase Program
During the six months ended December 27, 2025, we repurchased and subsequently retired 2.7 million shares of our common stock for $30.0 million pursuant to our 2022 Repurchase Plan. As of December 27, 2025, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the second quarter of fiscal 2026.
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
The U.K. and India plans were fully funded while the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of December 27, 2025, our pension plans were under-funded by $50.9 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of December 27, 2025, the fair value of plan assets had increased approximately 1.2% since June 28, 2025, our most recent fiscal year end.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 27, 2025.
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
We operate globally and sell our products in countries throughout the world. Recent escalation in regional conflicts, including the current conflict between Russia and Ukraine, ongoing and expanding economic sanctions, political instability and economic uncertainty in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. Further, the U.S. administration has implemented and could implement further broad-based global tariffs that could adversely impact trade relations and result in higher costs. The final timing and amount of tariff rates continues to evolve and therefore the impact, including those of any potential retaliatory tariffs, is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and could further result in increased energy costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increased risk of cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.
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
•Changing market and economic conditions, including impacts due to tariffs, economic sanctions and export restrictions, the ongoing conflict between Russia and Ukraine, political instability and economic uncertainty in the Middle East, tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
•A limited number of customers may account for a substantial portion of our revenue in any given period and our operating results may be adversely affected by the timing, size, and concentration of large customer orders, including orders from government entities;
•The impact of any prolonged government shutdown on our business, particularly in the aerospace and defense sectors, along with any governmental actions impacting the defense sector;
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
VIAVI may not be able to realize the benefits of any completed or contemplated acquisitions and strategic transactions, including synergies, value creation or other benefits of such acquisitions, fully or at all, or on the timeline VIAVI expects. At times, the resources of VIAVI and the acquired businesses or the attention of certain members of their management may be focused on completion and integration of the acquisition and diverted from day-to-day business operations, which may disrupt ongoing business. In addition, the process of integrating, and any failure to successfully integrate, the acquired businesses may have an adverse impact on the Company, including from risks related to significant transaction and integration costs, unknown liabilities, employee turnover, divergence of management attention, litigation and/or regulatory actions related to the acquisition or if the acquired business does not perform as expected, which may cause an adverse financial impact on the Company.
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
We have from time-to-time engaged in restructuring activities to realign our cost base with current and anticipated future market conditions, including the restructuring programs initiated during fiscal 2024 and fiscal 2026. Significant risks associated with these types of actions that may impair our ability to achieve the anticipated cost reductions or disrupt our business include delays in the implementation of anticipated workforce reductions in highly regulated locations outside of the U.S. and the failure to meet operational targets due to the loss of key employees. In addition, our ability to achieve the anticipated cost savings and other benefits from these actions within the expected timeframe is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our business and results of operations could be adversely affected.

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
Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility (Senior Secured Asset-Based Revolving Credit Facility), maturing in December 2026, which has certain limitations based on our borrowing base capacity. The Company reduced the commitment under the Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extended the maturity to October 2030. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern the Notes and the agreements that govern our secured credit facility and term loans contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.
For example, in March 2025, we obtained commitments for a $425 million 7-year term loan facility in connection with our acquisition of Spirent’s HSE and CE business. We subsequently marketed and upsized to a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The incremental $175 million will be used for general corporate purposes. On October 16, 2025, concurrent with the closing of the acquisition of the HSE and CE business, the Company executed the Term Loan Credit Agreement with Wells Fargo, as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries.

Our term notes and term loans increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.
The issuance of our 1.625% Senior Convertible Notes due 2026 (the “2026 Notes”), our 3.75% Senior Notes due 2029 and our 0.625% Senior Convertible Notes due 2031 (together the “Notes”) as well as our Term Loan Credit Agreement substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2026 Notes and 2031 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings. For example, on December 22, 2025 we exchanged $103.5 million aggregate principal amount of the 2026 Notes for an aggregate of 7.9 million shares which left approximately $49.0 million in aggregate principal amount of the 2026 Notes outstanding.
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
•Making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties; and
•Resulting in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the Notes, the Term Loan Credit Facility or any other debt instruments, which event of default, if not cured or waived, could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt. This could have a material adverse effect on our business, operating results or financial condition.

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
The terms of the indentures that govern the Notes and the agreements that govern our secured credit facility and our term loan facility restrict our current and future operations.
The indentures governing the Notes and the agreements governing the secured credit facility and the term loan facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of January 24, 2026, we had 1,347 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
There were no shares repurchased under our 2022 Repurchase Plan during the three months ended December 27, 2025, with remaining authorization of $168.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
On November 7, 2025, Luke Scrivanich, Senior Vice President, General Manager OSP of VIAVI, entered into a prearranged trading plan that is intended to satisfy the affirmative defense of Rule 10b5-1(c) for the sale of an indeterminable number of shares of common stock. Mr. Scrivanich’s plan begins on November 7, 2025, and expires when all of the shares are sold or on September 16, 2026, whichever occurs first. The earliest date that sales could occur under this plan is August 31, 2026.
None of VIAVI’s other directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended December 27, 2025.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/18/2025
10.1	Viavi Solutions Inc. Equity Incentive Plan, as amended effective November 12, 2025.				X
10.2	Term Loan Credit Agreement, dated as of October 16, 2025 by and among Viavi Solutions Inc., the lenders party thereto and Wells Fargo Bank, National Association as agent	10-Q	10.1	10/30/2025
10.3	Amendment No. 4 dated as of October 16, 2025 to Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	10-Q	10.2	10/30/2025
10.4	Non-Employee Director Payment Policy, amended as of November 5, 2024	10-Q	10.3	10/30/2025
10.5	Form of Exchange Agreement	8-K	10.1	12/16/2025
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 29, 2026	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)