Form 10-Q
period 2026-03-28
VIAVI SOLUTIONS INC.
filed 2026-04-30
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of April 25, 2026, the Registrant had 233,907,870 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Revenues:
Product revenue	$357.0	$241.5	$931.7	$664.7
Service revenue	49.8	43.3	143.5	129.1
Total net revenue	406.8	284.8	1,075.2	793.8
Cost of revenues:
Product cost of revenue	141.6	96.7	377.7	265.9
Service cost of revenue	18.1	21.3	51.4	57.6
Amortization of acquired technologies	13.0	6.1	32.4	12.7
Total cost of revenues	172.7	124.1	461.5	336.2
Gross profit	234.1	160.7	613.7	457.6
Operating expenses:
Research and development	71.0	50.0	192.9	151.5
Selling, general and administrative	113.6	101.3	344.9	259.7
Amortization of other intangibles	7.4	1.2	15.2	3.3
Restructuring and related charges (benefits)	17.3	(0.3)	16.9	0.9
Total operating expenses	209.3	152.2	569.9	415.4
Income from operations	24.8	8.5	43.8	42.2
Loss on debt extinguishment (Note 11)	(3.7)	—	(46.2)	—
Interest and other income, net	7.0	2.2	12.2	9.3
Interest expense	(14.3)	(7.5)	(37.0)	(22.5)
Income (loss) before income taxes and equity investment earnings	13.8	3.2	(27.2)	29.0
Provision for (benefit from) income taxes	7.4	(16.3)	36.1	2.2
Equity investment earnings	—	—	0.2	—
Net income (loss)	$6.4	$19.5	$(63.1)	$26.8

Net income (loss) per share:
Basic	$0.03	$0.09	$(0.28)	$0.12
Diluted	$0.03	$0.09	$(0.28)	$0.12

Shares used in per share calculations:
Basic	232.0	222.6	226.2	222.2
Diluted	249.5	226.9	226.2	225.2
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Net income (loss)	$6.4	$19.5	$(63.1)	$26.8
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(7.5)	13.9	(6.3)	2.9
Amortization of net actuarial losses and other pension adjustments	—	—	0.1	0.2
Net change in accumulated other comprehensive (loss) income	(7.5)	13.9	(6.2)	3.1
Comprehensive (loss) income	$(1.1)	$33.4	$(69.3)	$29.9

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	March 28, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$499.0	$423.6
Short-term investments	1.8	1.7
Restricted cash	7.2	3.7
Accounts receivable, net	320.3	261.0
Inventories, net	147.9	117.9
Prepayments and other current assets	77.5	77.3
Total current assets	1,053.7	885.2
Property, plant and equipment, net	222.5	231.9
Goodwill, net	701.8	595.7
Intangibles, net	398.0	131.6
Deferred income taxes	79.7	87.2
Other non-current assets	72.1	62.2
Total assets	$2,527.8	$1,993.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$81.7	$68.8
Accrued payroll and related expenses	72.8	63.6
Deferred revenue	85.2	74.1
Accrued expenses	27.8	28.7
Short-term debt	244.5	246.2
Other current liabilities	140.5	108.3
Total current liabilities	652.5	589.7
Long-term debt	836.3	396.3
Other non-current liabilities	192.5	227.6
Total liabilities	1,681.3	1,213.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at March 28, 2026 and June 28, 2025	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 234 million shares at March 28, 2026 and 223 million shares at June 28, 2025, issued and outstanding	0.2	0.2
Additional paid-in capital	70,683.5	70,517.9
Accumulated deficit	(69,721.2)	(69,628.1)
Accumulated other comprehensive loss	(116.0)	(109.8)
Total stockholders’ equity	846.5	780.2
Total liabilities and stockholders’ equity	$2,527.8	$1,993.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	March 28, 2026	March 29, 2025
OPERATING ACTIVITIES:
Net (loss) income	$(63.1)	$26.8
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	30.1	28.8
Amortization of acquired technologies and other intangibles	47.6	16.0
Stock-based compensation	41.2	40.5
Loss on debt extinguishment	46.2	—
Amortization of debt issuance costs	4.9	5.5
Net change in fair value of contingent liabilities	24.3	(4.9)
Deferred taxes, net	9.5	(29.9)
Amortization of inventory step-up	6.1	1.7
Restructuring	16.9	0.9
Other	6.9	(4.6)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(62.5)	(31.9)
Inventories	(37.3)	(0.3)
Other current and non-current assets	(5.7)	(1.5)
Accounts payable	13.4	15.7
Income taxes payable	3.4	5.6
Deferred revenue, current and non-current	(13.2)	(0.9)
Accrued payroll and related expenses	9.1	6.8
Accrued expenses and other current and non-current liabilities	(30.6)	(8.3)
Net cash provided by operating activities	$47.2	$66.0
INVESTING ACTIVITIES:
Purchases of short-term investments	$(64.6)	$(147.7)
Maturities of short-term investments	64.7	145.5
Capital expenditures	(20.0)	(22.3)
Proceeds from the sale of assets	2.6	4.7
Acquisitions, net of acquired cash and holdbacks	(399.3)	(117.9)
Purchase price adjustment related to business acquisition	(0.7)	—
Other investing activities	—	(3.0)
Net cash used in investing activities	$(417.3)	$(140.7)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$749.1	$—
Repayment of debt	(199.0)	—
Payment of debt issuance costs	(23.4)	—
Repurchase and retirement of common stock	(30.0)	(16.4)
Withholding tax payment on vesting of restricted stock and performance- based awards	(23.0)	(13.1)
Cash paid to third parties in convertible note extinguishment	(1.0)	—
Payment of financing obligations	(0.2)	(0.2)
Proceeds from employee stock purchase plan	6.5	6.0
Payment of acquisition related contingent consideration	(29.8)	—
Other financing activities	—	0.2
Net cash provided by (used in) financing activities	$449.2	$(23.5)
Effect of exchange rates on cash, cash equivalents and restricted cash	$0.1	$(0.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	79.2	(99.1)
Cash, cash equivalents and restricted cash at the beginning of the period(1)	432.1	481.8
Cash, cash equivalents and restricted cash at the end of the period(2)	$511.3	$382.7
(1)These amounts include both current and non-current balances of restricted cash totaling $8.5 million and $10.5 million as of June 28, 2025 and June 29, 2024, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $12.3 million and $8.5 million as of March 28, 2026 and March 29, 2025, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended March 28, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 27, 2025	231.4	$0.2	$70,670.2	$(69,727.6)	$(108.5)	$834.3
Net income	—	—	—	6.4	—	6.4
Other comprehensive loss	—	—	—	—	(7.5)	(7.5)
Shares issued under employee stock plans, net of tax	0.7	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	14.0	—	—	14.0
Convertible note extinguishment (Note 11)	1.8	—	—	—	—	—
Balance at March 28, 2026	233.9	$0.2	$70,683.5	$(69,721.2)	$(116.0)	$846.5

Three Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at December 28, 2024	222.1	$0.2	$70,493.0	$(69,655.6)	$(154.8)	$682.8
Net income	—	—	—	19.5	—	19.5
Other comprehensive income	—	—	—	—	13.9	13.9
Shares issued under employee stock plans, net of tax	1.1	—	(1.5)	—	—	(1.5)
Stock-based compensation	—	—	14.1	—	—	14.1
Balance at March 29, 2025	223.2	$0.2	$70,505.6	$(69,636.1)	$(140.9)	$728.8

Nine Months Ended March 28, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
Net loss	—	—	—	(63.1)	—	(63.1)
Other comprehensive loss	—	—	—	—	(6.2)	(6.2)
Shares issued under employee stock plans, net of tax	3.7	—	(16.5)	—	—	(16.5)
Stock-based compensation	—	—	41.4	—	—	41.4
Repurchase of common stock	(2.7)	—	—	(30.0)	—	(30.0)
Convertible note extinguishment (Note 11)	9.7	—	140.7	—	—	140.7
Balance at March 28, 2026	233.9	$0.2	$70,683.5	$(69,721.2)	$(116.0)	$846.5

Nine Months Ended March 29, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	26.8	—	26.8
Other comprehensive income	—	—	—	—	3.1	3.1
Shares issued under employee stock plans, net of tax	3.3	—	(7.1)	—	—	(7.1)
Stock-based compensation	—	—	40.5	—	—	40.5
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at March 29, 2025	223.2	$0.2	$70,505.6	$(69,636.1)	$(140.9)	$728.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three and nine months ended March 28, 2026 and March 29, 2025 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 28, 2025.
There have been no material changes to the Company’s accounting policies during the three and nine months ended March 28, 2026 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report for the year ended June 28, 2025 on Form 10-K, filed with the SEC on August 11, 2025.
The Consolidated Balance Sheet as of June 28, 2025 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three and nine months ended March 28, 2026 and March 29, 2025 may not be indicative of results for the fiscal year ending June 27, 2026 or any future periods.
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
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for annual periods beginning after December 15, 2024 (fiscal 2026 for the Company). The Company expects to adopt the guidance on a prospective basis for the fiscal year ending June 27, 2026, and the adoption is anticipated to result in expanded disclosures in the Company’s annual financial statements.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Numerator:
Net income (loss)	$6.4	$19.5	$(63.1)	$26.8
Denominator:
Weighted-average shares outstanding:
Basic	232.0	222.6	226.2	222.2
Diluted shares - Convertible Notes	9.9	—	—	—
Effect of dilutive securities from stock-based compensation plans	7.6	4.3	—	3.0
Diluted	249.5	226.9	226.2	225.2

Net income (loss) per share:
Basic	$0.03	$0.09	$(0.28)	$0.12
Diluted	$0.03	$0.09	$(0.28)	$0.12
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
The following table represents potential common shares that were not included in the computation of the diluted net income (loss) per share because their effect would have been anti-dilutive (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Restricted stock units	—	—	0.6	1.2

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
For the nine months ended March 28, 2026, the changes in accumulated other comprehensive loss, net of tax, by component were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations	Total
Beginning balance as of June 28, 2025	$(5.3)	$(97.5)	$(7.0)	$(109.8)
Other comprehensive loss	—	(6.3)	—	(6.3)
Amounts reclassified out of accumulated other comprehensive loss	—	—	0.1	0.1
Net current-period other comprehensive (loss) income	—	(6.3)	0.1	(6.2)
Ending balance as of March 28, 2026	$(5.3)	$(103.8)	$(6.9)	$(116.0)
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Inventory, net	$7.7
Prepayments and other current assets	1.0
Property, plant and equipment, net	2.9
Goodwill(1)	111.6
Identified intangible assets acquired	314.2
Other non-current assets	1.7
Deferred revenue(2)	(25.7)
Accrued payroll and related expenses	(0.8)
Other current liabilities	(3.9)
Other non-current liabilities(3)	(9.4)
Total purchase consideration	$399.3
(1)Goodwill at acquisition date of $111.3 million increased by $0.3 million for measurement period adjustments.
(2)Represents the current portion of deferred revenue.
(3)Includes long-term deferred revenue of $8.2 million.
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
The total purchase consideration included approximately $134.4 million paid in cash at closing and additional contingent consideration of up to $175.0 million, payable upon the achievement of certain revenue targets over the course of a four-year period beginning in January 2025. As of the acquisition date, the fair value of the contingent consideration was $116.2 million. The net cash paid for the acquisition, with purchase price adjustment, was $121.6 million, which reflects the cash paid less cash acquired of $16.5 million. From the contingent consideration of $175.0 million, $3.4 million was set aside for the payment of retention bonuses over the four-year earn-out period to key personnel and service providers, contingent on continued service to the Company. Any forfeited amount will be removed from the retention bonus pool and re-distributed to the shareholders of Inertial Labs upon the achievement of the earn-out targets. The portion of the estimated fair value of the earn-out liability allocated to the retention bonuses will be accounted for as post combination expense over the requisite service period.
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in our fourth fiscal quarter of 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million was paid in the first quarter of fiscal 2026 and refund of prepaid tax of $0.6 million is expected to be paid in calendar 2026. In addition, the Company held back $15.0 million for indemnity claims. During the three months ended March 28, 2026, the indemnity holdback amount was reduced by $1.1 million from noncash financing activities. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred in fiscal 2025 were approximately $11.7 million and were recorded within SG&A in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.
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
Acquisition related Contingent Consideration
Refer to “Note 8. Fair Value Measurements” for information on the contingent consideration activity for the three and nine months ended March 28, 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of March 28, 2026 and June 28, 2025, the Company had total unbilled receivables of $17.2 million and $14.1 million.
The Company also has short-term and long-term deferred revenues related to undelivered product and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

	March 28, 2026
	Three Months Ended	Nine Months Ended
Deferred revenue:
Balance at beginning of period	$118.3	$102.3
Revenue deferrals for new contracts(1)	43.2	94.8
Acquisition(2)	0.4	33.9
Revenue recognized during the period(3)	(40.2)	(109.3)
Balance at end of period	$121.7	$121.7
(1)This amount includes the effect of foreign currency exchange rate fluctuations.
(2)This amount includes deferred revenue at acquisition date and measurement period adjustments. Refer to “Note 5. Acquisitions” for more information.
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
The value of the transaction price allocated to remaining performance obligations as of March 28, 2026, was $533.8 million. The Company expects to recognize approximately 92% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts receivable allowances - Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 28, 2025	Charged to Costs and Expenses	Deductions(1)	March 28, 2026
Allowance for credit losses	$1.9	$1.2	$(0.6)	$2.5
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net (in millions):

	March 28, 2026	June 28, 2025
Finished goods	$61.2	$52.5
Work in process	21.2	18.3
Raw materials	65.5	47.1
Inventories, net	$147.9	$117.9

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Prepayments and other current assets
The following table presents the components of prepayments and other current assets (in millions):

	March 28, 2026	June 28, 2025
Refundable income taxes	$24.7	$32.0
Prepayments	18.3	21.9
Advances to contract manufacturers	15.5	5.8
Fair value of forward contracts	1.4	4.9
Other current assets	17.6	12.7
Prepayments and other current assets	$77.5	$77.3
Other non-current assets
The following table presents the components of other non-current assets (in millions):

	March 28, 2026	June 28, 2025
Operating right-of-use (ROU) assets	$41.9	$34.1
Long-term restricted cash	5.1	4.9
Long-term investment (Note 7)	3.0	3.0
Deferred contract cost	2.9	3.0
Debt issuance cost - Revolving Credit Facility	2.7	1.4
Deposits	2.5	2.4
Other	14.0	13.4
Other non-current assets	$72.1	$62.2
Other current liabilities
The following table presents the components of other current liabilities (in millions):

	March 28, 2026	June 28, 2025
Fair value of contingent consideration (Note 8)	$43.0	$41.5
Acquisition related holdback and related accruals	16.5	16.5
Restructuring accrual (Note 13)	16.5	3.5
Interest payable	13.4	5.1
Operating lease liabilities	11.5	10.2
Income tax payable	8.0	8.2
Warranty accrual	6.7	5.9
Fair value of forward contracts	2.1	3.1
Other	22.8	14.3
Other current liabilities	$140.5	$108.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other non-current liabilities
The following table presents components of other non-current liabilities (in millions):

	March 28, 2026	June 28, 2025
Pension and post-employment benefits	$51.2	$54.1
Long-term deferred revenue	36.6	28.2
Operating lease liabilities	30.6	24.1
Fair value of contingent consideration (Note 8)	25.2	75.9
Financing obligation	13.6	15.5
Uncertain tax position	11.9	11.4
Deferred tax liability	10.1	6.0
Asset retirement obligations	3.9	3.5
Warranty accrual	—	0.8
Other	9.4	8.1
Other non-current liabilities	$192.5	$227.6
Note 7. Investments and Forward Contracts
Short-Term Investments
As of March 28, 2026, the Company’s short-term investments of $1.8 million were primarily related to the deferred compensation plan, of which $1.7 million was invested in equity securities.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three and nine months ended March 28, 2026.
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
The Company’s share of Sensorsan’s net income for the nine months ended March 28, 2026 was $0.2 million. As of March 28, 2026 and June 28, 2025, the carrying value of the Company’s investment in Sensorsan was $1.4 million and $1.3 million, respectively, included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the three and nine months ended March 28, 2026, revenue from sales to Sensorsan was $0.9 million and $2.1 million, respectively.

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
As of March 28, 2026, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.4 million and $2.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 28, 2025, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of March 28, 2026 and June 28, 2025, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $59.3 million and $60.4 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $48.4 million and $24.1 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $0.7 million and $0.3 million for the three and nine months ended March 28, 2026, respectively, and incurred a gain of $0.5 million and a loss of $2.8 million for the three and nine months ended March 29, 2025.
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
Fair Value Measurements
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring basis, along with their classification by level of input for the periods presented (in millions):

	March 28, 2026				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Money market funds(2)	272.7	272.7	—	—	229.0	229.0	—	—
Trading securities(3)	1.7	1.7	—	—	1.6	1.6	—	—
Foreign currency forward contracts(4)	1.4	—	1.4	—	4.9	—	4.9	—
Total assets	$276.1	$274.4	$1.7	$—	$235.8	$230.6	$5.2	$—

Liabilities:
Foreign currency forward contracts(5)	$2.1	$—	$2.1	$—	$3.1	$—	$3.1	$—
Contingent consideration(6)	68.2	—	—	68.2	117.4	—	—	117.4
Total liabilities	$70.3	$—	$2.1	$68.2	$120.5	$—	$3.1	$117.4
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of March 28, 2026, $263.1 million in Cash and cash equivalents, $6.7 million in Restricted cash and $2.9 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 28, 2025, $222.4 million in Cash and cash equivalents, $3.5 million in Restricted cash and $3.1 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)As of March 28, 2026 and June 28, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.
Contingent Consideration
As of March 28, 2026, the fair value of the contingent consideration liability for Inertial Labs was $68.2 million, compared to $139.1 million at December 27, 2025 and $117.1 million at June 28, 2025. As of March 28, 2026, $43.0 million and $25.2 million of the liability are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. During the three months ended March 28, 2026, the Company made a contingent consideration payment of $73.5 million for Inertial Labs, of which acquisition date fair value of $29.8 million was classified as a financing outflow and the remaining classified as an operating activity within Accrued expenses and other current and non-current liabilities in the Consolidated Statements of Cash Flows.
The earn-out period for Jackson Labs ended on December 31, 2025. The Company was not required to make a contingent consideration payment as the revenue targets were not met.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company recorded charges of $2.6 million and $24.3 million, respectively, from the change in fair value measurement of the contingent consideration liabilities within SG&A in the Consolidated Statements of Operations for the three and nine months ended March 28, 2026.
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

	March 28, 2026				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
0.625% Senior Convertible Notes	$648.2	$—	$648.2	$—	$—	$—	$—	$—
3.75% Senior Notes	370.7	—	370.7	—	373.6	—	373.6	—
1.625% Senior Convertible Notes(1)	—	—	—	—	252.0	—	252.0	—
Term Loan B	452.3	—	452.3	—	—	—	—	—
Total	$1,471.2	$—	$1,471.2	$—	$625.6	$—	$625.6	$—
(1) The 2026 Notes were settled upon maturity on March 15, 2026. See “Note 11. Debt”, for further discussion of the Company’s debt.
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of June 28, 2025	$553.5	$42.2	$595.7
Acquisition(1)	111.3	—	111.3
Measurement period adjustments(1)	0.3	—	0.3
Currency translation	(5.5)	—	(5.5)
Balance as of March 28, 2026	$659.6	$42.2	$701.8
(1)Goodwill at acquisition date and adjustments. Refer to “Note 5. Acquisitions” for more information.

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
There were no events or changes in circumstances that triggered an impairment review during the three and nine months ended March 28, 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of March 28, 2026 and June 28, 2025 (in millions):

As of March 28, 2026	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.7 years	$667.9	$(448.8)	$219.1
Customer relationships	8.3 years	369.3	(207.3)	162.0
Other(1)	3.0 years	60.6	(43.7)	16.9
Total intangibles		$1,097.8	$(699.8)	$398.0

As of June 28, 2025	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	5.5 years	$534.5	$(417.7)	$116.8
Customer relationships	5.2 years	209.0	(199.1)	9.9
Other(1)	1.7 years	44.1	(39.2)	4.9
Total intangibles		$787.6	$(656.0)	$131.6
(1)Other intangibles consist of proprietary know-how and trade secrets, trademarks and trade names.
Amortization expense related to intangibles was $20.4 million and $7.3 million for the three months ended March 28, 2026 and March 29, 2025, respectively, and $47.6 million and $16.0 million for the nine months ended March 28, 2026 and March 29, 2025, respectively.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of March 28, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2026	$20.2
2027	77.7
2028	67.9
2029	63.5
2030	62.4
Thereafter	106.3
Total amortization	$398.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of March 28, 2026 and June 28, 2025, the Company’s debt on the Consolidated Balance Sheets, net of unamortized debt discount and issuance costs, is as follows (in millions):

	March 28, 2026	June 28, 2025
Principal amount of 0.625% Senior Convertible Notes	$250.0	$—
Unamortized 0.625% Senior Convertible Notes debt issuance cost	(5.5)	—
Principal amount of 1.625% Senior Convertible Notes	—	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	—	(3.3)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	—	(0.5)
Short-term debt	$244.5	$246.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(3.1)	(3.7)
Principal amount of Term Loan B	450.0	—
Unamortized Term Loan B debt issuance cost	(10.6)	—
Long-term debt	$836.3	$396.3
The Company was in compliance with all debt covenants as of March 28, 2026 and June 28, 2025.
Term Loan B
On October 16, 2025, concurrent with the closing of the acquisition of Spirent’s HSE and CE business, the Company entered into a $600 million senior secured term loan credit agreement (Term Loan Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries. The proceeds from the term loans were used to finance a portion of the acquisition, acquisition related expenses and will be used for general corporate purposes. In connection with the issuance of the term loans, the Company incurred $15.2 million of issuance costs. The debt issuance costs were capitalized in Long-term debt on the Consolidated Balance Sheets and will be amortized to interest expense using the straight-line method until maturity. The term loans bear interest at rates based on Term Secured Overnight Financing Rate (SOFR) or a specified base rate plus applicable margins with interest payment frequency at the Company’s election. The term loans require quarterly principal payments of 1.0% per annum, commencing on March 31, 2026. The Company may prepay all or part of the term loans early at its option.

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
On January 5, 2026, and March 4, 2026, the Company made prepayments of $100.0 million and $50.0 million, respectively, of the term loans under the Term Loan Credit Agreement. The prepayments were accounted for as partial extinguishments, with the carrying amount of the portion of debt prepaid, including the proportionate unamortized debt issuance costs, derecognized, and any difference between the reacquisition price and the carrying amount recognized as a loss on debt extinguishment. The Company recorded a loss of $3.7 million within Loss on debt extinguishment in the Consolidated Statements of Operations.
With these prepayments, VIAVI is no longer required to make quarterly principal payments of 1.0% per annum since the prepayments exceeded the total required amortization over the life of the loan.
As of March 28, 2026, the interest rate for the borrowings under the term loans was 6.17%, which approximated the effective interest rate and the expected remaining term is 6.6 years.
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
The 2025 Exchange Transaction was accounted for as an extinguishment which resulted in the write-off of unamortized debt discount and issuance costs of $1.1 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from the exchange was $3.8 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
During the third quarter of fiscal 2026, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period April 1, 2026 to June 30, 2026. While the last two trading days of the calendar quarter ending March 31, 2026 were after the Balance Sheet date, the pricing trigger was met for the calendar quarter. As a result, the $244.5 million carrying value of the 2031 Notes has been reclassified to short-term debt.
As of March 28, 2026, the expected remaining term of the 2031 Notes is 4.9 years.
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
The 2023 Exchange Transaction was accounted for as a modification. The $127.5 million principal of the 2024 Notes was reduced by $10.1 million, with offsetting increase to additional paid-in capital, to account for the increase in the fair value of the embedded conversion option in the modification. The increase in principal and coupon interest, along with the increased option value, totaled $14.6 million and is a direct reduction from the carrying amount of the debt on the Consolidated Balance Sheets. This amount has been accreted as an adjustment to interest expense on a straight-line basis up to the full face value of the 2026 Notes through maturity on March 15, 2026.
The proceeds of the 2023 Subscription Transactions amounted to $113.8 million after issuance costs of $4.2 million. The exchange resulted in $2.2 million of the issuance costs recorded as Loss on convertible note modification in the Consolidated Statements of Operations. The remaining issuance costs of $2.0 million, as well as $0.3 million of unamortized costs carried over from the 2024 Notes at the exchange date were capitalized within Long-term debt (as a contra-balance) on the Consolidated Balance Sheets and were amortized to interest expense using the straight-line method until maturity on March 15, 2026.
On August 20, 2025, as part of the 2025 Exchange Transaction, the Company exchanged $97.5 million aggregate principal amount of the 2026 Notes for $100.9 million aggregate principal amount of the 2031 Notes.
On December 15, 2025, the Company entered into separate privately-negotiated agreements with certain holders of the 2026 Notes. On December 22, 2025, the Company settled $103.5 million principal amount of 2026 Notes in exchange for an aggregate of 7.9 million shares of its common stock, par value $0.001 per share. Accrued interest was paid in cash. The transaction was accounted for as a debt extinguishment. The exchange did not qualify as an induced conversion. The Company recorded a loss on debt extinguishment of $38.7 million, representing the excess of the fair value of the shares issued over the carrying amount of the notes extinguished and transaction costs associated with the settlement. The loss is presented as Loss on debt extinguishment in the Company’s Consolidated Statements of Operations.
On March 15, 2026, the outstanding $49.0 million principal amount of the 2026 Notes matured. Nearly all holders of the 2026 Notes chose to convert and the settlement of the conversion resulted in a cash payment of $49.4 million, including $49.0 million in principal and $0.4 million in accrued interest, and the issuance of 1.8 million shares of its common stock for conversion value above par.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of March 28, 2026, the expected remaining term of the 2029 Notes is 3.5 years.
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
Amounts outstanding under the Credit Agreement accrue interest as follows: (i) if the amounts outstanding are denominated in U.S. Dollars, at a per annum rate equal to either, at the Company’s election, SOFR plus a margin of 1.50% to 2.00% per annum, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the adjusted Term Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.50% to 2.00%, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of March 28, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $182.7 million, net of outstanding standby letters of credit of $3.8 million.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest expense-contractual interest	$12.1	$4.8	$29.4	$14.3
Amortization of debt issuance cost	1.1	0.6	3.0	1.8
Accretion of debt discount	0.2	1.2	1.9	3.6
Other	0.9	0.9	2.7	2.8
Total interest expense	$14.3	$7.5	$37.0	$22.5
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are comprised of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Operating lease costs(1)	$3.7	$3.4	$10.6	$9.8

Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	$3.5	$11.1	$9.7
Operating ROU assets obtained in exchange for operating lease obligations	$6.0	$4.4	$16.6	$7.1
(1)Total variable lease costs were immaterial during the three and nine months ended March 28, 2026 and March 29, 2025. The total operating lease costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
As of March 28, 2026 and March 29, 2025, the weighted-average remaining lease term was 5.6 years and 6.0 years, respectively, and the weighted-average discount rate was 6.3% and 5.8%, respectively.
Future minimum operating lease payments as of March 28, 2026 are as follows (in millions):

Operating Leases
Remainder of fiscal 2026	$2.1
Fiscal 2027	13.4
Fiscal 2028	10.7
Fiscal 2029	7.6
Fiscal 2030	5.2
Thereafter	11.5
Total lease payments	50.5
Less: Interest	(8.4)
Present value of lease liabilities	$42.1

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
Fiscal 2026 Plan
During the third quarter of fiscal 2026, management approved a restructuring and workforce reduction plan (the Fiscal 2026 Plan) across our NSE and Optical Security and Performance Products (OSP) segments and Corporate (Corp) functions intended to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and includes integration of recently acquired businesses. The Fiscal 2026 Plan includes a global workforce reduction, facilities rationalization and asset write-offs. The Company anticipates the Fiscal 2026 Plan to be substantially complete by the end of calendar year 2026.
During the three months ended March 28, 2026, the Company recognized restructuring charges of $17.4 million of employee severance, benefits and outplacement costs recorded within Restructuring and related charges (benefits) in the Consolidated Statements of Operations. In addition, the Company recognized Fiscal 2026 Plan charges of $3.6 million and $0.3 million related to property, plant and equipment recorded within Cost of revenues and SG&A, respectively, and $0.3 million of accelerated depreciation recorded within SG&A, each in the Consolidated Statements of Operations.
Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our NSE and OSP segments and Corp functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. Restructuring activity related to the OSP segment was complete during fiscal 2025. The Company anticipates the Fiscal 2024 Plan will be complete by the end of fiscal 2026.
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 28, 2025(1)	Restructuring and related charges (benefits)	Cash settlements	Foreign currency translation adjustments	Balance as of March 28, 2026(1)
Fiscal 2026 Plan
NSE/Corp	$—	$15.6	$(0.7)	$(0.2)	$14.7
OSP	—	1.8	(0.2)	—	1.6
Fiscal 2026 Plan	—	17.4	(0.9)	(0.2)	16.3
Fiscal 2024 Plan
NSE/Corp	3.5	(0.5)	(2.7)	(0.1)	0.2
Fiscal 2024 Plan	3.5	(0.5)	(2.7)	(0.1)	0.2

Total	$3.5	$16.9	$(3.6)	$(0.3)	$16.5
(1)Included in Other current liabilities on the Consolidated Balance Sheets as of March 28, 2026 and June 28, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14. Income Taxes
The Company recorded an income tax provision of $7.4 million and $36.1 million for the three and nine months ended March 28, 2026, respectively. The Company recorded an income tax benefit of $16.3 million and an income tax provision of $2.2 million for the three and nine months ended March 29, 2025, respectively.
The income tax provision for the three and nine months ended March 28, 2026 primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income or loss and revaluation of the Company’s German deferred tax assets. The income tax benefit for the three months and the income tax provision for the nine months ended March 29, 2025 primarily relates to the release of valuation allowance related to the acquisition of Inertial labs and income tax in certain foreign and state jurisdictions based on the Company’s forecasted pre-tax income or loss.
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
As of March 28, 2026 and June 28, 2025, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $42.9 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $3.5 million accrued for the payment of interest and penalties as of March 28, 2026. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although the Company does not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, the Company is unable to estimate the full range of possible adjustments to this balance.
Note 15. Stockholders' Equity
Issuance of Common Stock
During the three months ended March 28, 2026, the Company issued approximately 1.8 million shares of its common stock in connection with the settlement of the remaining 2026 Notes.
During the nine months ended March 28, 2026, the Company issued approximately 9.7 million shares of its common stock related to the settlement of the 2026 Notes, including 7.9 million shares issued in December 2025 and 1.8 million shares issued in March 2026.
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
During the nine months ended March 28, 2026, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the 2022 Repurchase Plan. As of March 28, 2026, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.

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
During the nine months ended March 28, 2026 and March 29, 2025, the Company granted 3.9 million and 4.5 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the nine months ended March 28, 2026 and March 29, 2025 were estimated to be $47.8 million and $39.5 million, respectively.
During the nine months ended March 28, 2026 and March 29, 2025, the Company granted 1.2 million and 1.5 million performance-based awards, respectively. There were less than 0.1 million and no performance-based shares attained over target during the nine months ended March 28, 2026 and March 29, 2025, respectively. The aggregate grant-date fair value of performance-based awards granted during the nine months ended March 28, 2026 and March 29, 2025 were estimated to be $16.3 million and $15.1 million, respectively.
As of March 28, 2026, $77.6 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three and nine months ended March 28, 2026 and March 29, 2025, is as follows (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Cost of revenues	$1.1	$2.0	$3.2	$4.5
Research and development	2.5	2.3	7.3	6.7
Selling, general and administrative	10.3	9.8	30.7	29.3
Total stock-based compensation expense	$13.9	$14.1	$41.2	$40.5
Approximately $1.2 million and $1.3 million of stock-based compensation was capitalized to inventory as of March 28, 2026 and March 29, 2025, respectively.

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
As of March 28, 2026, the U.K. and India plans were fully funded while the other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the nine months ended March 28, 2026, the Company contributed $1.0 million to the U.K. plan and $4.8 million to the other plans. The funded plan assets consist primarily of managed investments.
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended		Nine Months Ended
	March 28, 2026	March 29, 2025	March 28, 2026	March 29, 2025
Interest cost	$0.8	$0.8	$2.4	$2.4
Expected return on plan assets	(0.3)	(0.4)	(1.1)	(1.3)
Amortization of net actuarial losses	—	—	0.1	0.2
Net periodic benefit cost	$0.5	$0.4	$1.4	$1.3
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
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $7.6 million related to its defined benefit pension plans during fiscal 2026 to make current benefit payments and fund future obligations. As of March 28, 2026, approximately $5.8 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 28, 2025.

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
Guarantees
Outstanding Letters of Credit, Performance Bonds and Other Claims
As of March 28, 2026, the Company had standby letters of credit of $10.3 million and performance bonds and other claims of $2.0 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three and nine months ended March 28, 2026 (in millions):

	March 28, 2026
	Three Months Ended	Nine Months Ended
Balance as of beginning of period	$7.0	$6.7
Provision for warranty	0.4	1.1
Utilization of reserve	(0.6)	(1.6)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.1)	(0.1)
Acquisition	—	0.6
Balance as of end of period	$6.7	$6.7

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
Segment Reporting
The CODM manages the Company in two broad business categories: NSE and OSP. The CODM evaluates segment performance of the NSE and OSP business based on segment operating margins. The CODM uses segment operating margin to make budgeting and forecasting decisions and to assess the performance of our segments, primarily by monitoring actual results versus the prior year, the annual budget and forecasted results. In addition, the CODM reviews inventory levels and certain other current assets by segment. The Company allocates corporate-level operating expenses to its segment results, except for certain non-core operating and non-operating activities as discussed below.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three and nine months ended March 28, 2026 and March 29, 2025 (in millions):

	Three Months Ended March 28, 2026
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$271.7	$85.3	$357.0
Service revenue	49.8	—	49.8
Net revenue	$321.5	$85.3	$406.8

Cost of revenues	111.5	42.4

Research and development	64.2	3.3
Selling, general and administrative	58.8	6.1
Other segment items(1)	31.6	3.4
Total operating expense	154.6	12.8

Segment operating income	$55.4	$30.1	$85.5
Segment operating margin	17.2%	35.3%

Unallocated other expenses			(60.7)
Loss on debt extinguishment			(3.7)
Interest and other income, net			7.0
Interest expense			(14.3)
Income before income taxes and equity investment earnings			$13.8
(1)Other segment items represents allocation of corporate level operating expenses.

	Three Months Ended March 29, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$164.9	$76.6	$241.5
Service revenue	43.3	—	43.3
Net revenue	$208.2	$76.6	$284.8

Cost of revenues	76.9	37.1

Research and development	42.6	4.1
Selling, general and administrative	42.1	6.4
Other segment items(1)	24.9	3.0
Total operating expense	109.6	13.5

Segment operating income	$21.7	$26.0	$47.7
Segment operating margin	10.4%	33.9%

Unallocated other expenses			(39.2)
Interest and other income, net			2.2
Interest expense			(7.5)
Income before income taxes and equity investment earnings			$3.2
(1)Other segment items represents allocation of corporate level operating expenses.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended March 28, 2026
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$685.5	$246.2	$931.7
Service revenue	143.5	—	143.5
Net revenue	$829.0	$246.2	$1,075.2

Cost of revenues	294.3	120.3

Research and development	170.0	10.5
Selling, general and administrative	157.9	19.3
Other segment items(1)	89.7	9.2
Total operating expense	417.6	39.0

Segment operating income	$117.1	$86.9	$204.0
Segment operating margin	14.1%	35.3%

Unallocated other expenses			(160.2)
Loss on debt extinguishment			(46.2)
Interest and other income, net			12.2
Interest expense			(37.0)
Loss before income taxes and equity investment earnings			$(27.2)
(1)Other segment items represents allocation of corporate level operating expenses.

	Nine Months Ended March 29, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$438.4	$226.3	$664.7
Service revenue	129.1	—	129.1
Net revenue	$567.5	$226.3	$793.8

Cost of revenues	209.6	107.3

Research and development	129.7	13.0
Selling, general and administrative	121.2	18.0
Other segment items(1)	75.2	7.8
Total operating expense	326.1	38.8

Segment operating income	$31.8	$80.2	$112.0
Segment operating margin	5.6%	35.4%

Unallocated other expenses			(69.8)
Interest and other income, net			9.3
Interest expense			(22.5)
Income before income taxes and equity investment earnings			$29.0
(1)Other segment items represents allocation of corporate level operating expenses.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents information on the assets of the Company’s reportable segments at March 28, 2026 and June 28, 2025 (in millions):

	March 28, 2026	June 28, 2025
Assets:
Inventories:
NSE	$107.9	$74.4
OSP	40.0	43.5
Total inventories, net	147.9	117.9
Prepayments and other current assets - NSE(1)	15.4	5.8
Assets not attributed to segments	2,364.5	1,870.1
Total assets	$2,527.8	$1,993.8
(1)The amount presented represents the prepayments and other current assets attributed to NSE that are reviewed by the CODM. Other NSE related prepayments and current assets are not included as they are not part of the CODM’s measure of segment assets.

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
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three and nine months ended March 28, 2026 and March 29, 2025 (in millions):

	Three Months Ended
	March 28, 2026			March 29, 2025
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$134.2	$19.8	$154.0	$75.2	$14.7	$89.9
Other Americas	24.6	4.2	28.8	12.3	5.9	18.2
Total Americas	$158.8	$24.0	$182.8	$87.5	$20.6	$108.1

Asia-Pacific:
Greater China	$61.6	$2.6	$64.2	$50.8	$1.1	$51.9
Other Asia-Pacific	55.9	8.1	64.0	41.8	7.0	48.8
Total Asia-Pacific	$117.5	$10.7	$128.2	$92.6	$8.1	$100.7

EMEA:	$80.7	$15.1	$95.8	$61.4	$14.6	$76.0

Total net revenue	$357.0	$49.8	$406.8	$241.5	$43.3	$284.8

	Nine Months Ended
	March 28, 2026			March 29, 2025
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$351.4	$53.9	$405.3	$217.2	$44.2	$261.4
Other Americas	64.2	13.0	77.2	37.7	13.8	51.5
Total Americas	$415.6	$66.9	$482.5	$254.9	$58.0	$312.9

Asia-Pacific:
Greater China	$178.0	$5.9	$183.9	$151.1	$5.0	$156.1
Other Asia	123.4	21.1	144.5	102.8	21.3	124.1
Total Asia-Pacific	$301.4	$27.0	$328.4	$253.9	$26.3	$280.2

EMEA:	$214.7	$49.6	$264.3	$155.9	$44.8	$200.7

Total net revenue	$931.7	$143.5	$1,075.2	$664.7	$129.1	$793.8

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
•Our expectations related to future tax liabilities resulting from future tax legislation; and
•Our expectations related to macro-economic conditions, including the impact of inflation, fiscal tightening at central banks, changes in foreign exchange rates, the risk of increased tensions and trade actions, including global tariffs, ongoing geopolitical tensions including the conflicts between Russia and Ukraine and in the Middle East, and political instability and economic uncertainty in the Middle East, on our business, operations and financial results.
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

Overview
VIAVI is a global leader in test and measurement and optical technologies. Our test, monitoring, assurance, and resilient position, navigation and timing solutions enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications. In addition, we develop and advance technologies used in high-volume optical applications across anti-counterfeiting, consumer electronics, aerospace, industrial and automotive end markets.
To serve our markets we operate the following business segments:
•Network and Service Enablement (NSE); and,
•Optical Security and Performance Products (OSP).
During the third quarter of fiscal 2026, the NSE business grew year-over-year as a result of our acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business). Additionally, we continue to see strong demand for lab and production and field products, driven by the data center ecosystem, as well as demand for our aerospace and defense products. OSP performance improved year-over-year driven by anti-counterfeiting and other products (other products include government, industrial and automotive end markets) and 3D Sensing.
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
Looking Ahead
As we look forward to the fourth quarter of fiscal 2026, we expect revenue for VIAVI to be up sequentially driven by continued strength in many of our end markets across NSE and OSP. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
•Defend and consolidate leadership in core business segments;
•Invest in secular trends to drive growth and expand total addressable market (TAM);
•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications.
In 2025, the U.S. administration imposed additional, broad-based tariffs, under the International Emergency Economic Powers Act (IEEPA), which were then struck down by the U.S. Supreme Court as unconstitutional. In 2026, the administration then imposed temporary replacement tariffs. These, and any other tariffs or other trade actions that may be implemented targeting China or other jurisdictions relevant to VIAVI may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. We continue to take actions to optimize our supply chain, control costs and implement pricing actions to mitigate the evolving impact from tariffs.
Financial Highlights
Third quarter fiscal 2026 results included the following notable items:
•Net revenue of $406.8 million, up $122.0 million or 42.8% year-over-year.
•GAAP operating margin of 6.1%, up 310 bps year-over-year.
•Non-GAAP operating margin of 21.0%, up 430 bps year-over-year.
•GAAP net income of $6.4 million, down $13.1 million or 67.2% year-over-year.
•Non-GAAP net income of $67.6 million, up $33.7 million or 99.4% year-over-year.
•GAAP diluted EPS of $0.03, down $0.06 or 66.7% year-over-year.
•Non-GAAP diluted EPS of $0.27, up $0.12 or 80.0% year-over-year.

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$24.8	6.1%	$8.5	3.0%	$43.8	4.1%	$42.2	5.3%
Stock-based compensation	13.9	3.4%	14.1	4.9%	41.2	3.8%	40.5	5.1%
Change in fair value of contingent liability	2.6	0.6%	2.5	0.9%	24.3	2.3%	(4.9)	(0.6)%
Acquisition and integration related charges	0.7	0.2%	13.3	4.7%	12.4	1.1%	16.7	2.1%
Other charges unrelated to core operating performance(1)	4.9	1.2%	0.6	0.2%	11.7	1.1%	0.2	—%
Amortization of acquisition related inventory step-up	0.9	0.2%	1.7	0.6%	6.1	0.6%	1.7	0.2%
Amortization of intangibles	20.4	5.0%	7.3	2.5%	47.6	4.4%	16.0	2.0%
Restructuring and related charges (benefits)	17.3	4.3%	(0.3)	(0.1)%	16.9	1.6%	0.9	0.1%
Litigation settlement	—	—%	—	—%	—	—%	(1.3)	(0.1)%
Total related to Cost of Revenues and Operating Expenses	60.7	14.9%	39.2	13.7%	160.2	14.9%	69.8	8.8%
Non-GAAP measures	$85.5	21.0%	$47.7	16.7%	$204.0	19.0%	$112.0	14.1%

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
	Net Income	Diluted EPS	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$6.4	$0.03	$19.5	$0.09	$(63.1)	$(0.28)	$26.8	$0.12
Items reconciling GAAP Net Income (Loss) and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	13.9	0.06	14.1	0.06	41.2	0.17	40.5	0.18
Change in fair value of contingent liability	2.6	0.01	2.5	0.01	24.3	0.11	(4.9)	(0.02)
Acquisition and integration related charges	0.7	—	13.3	0.06	12.4	0.05	16.7	0.08
Other charges unrelated to core operating performance(1)	4.9	0.02	0.6	—	11.7	0.05	0.2	—
Amortization of acquisition related inventory step-up	0.9	—	1.7	0.01	6.1	0.03	1.7	0.01
Amortization of intangibles	20.4	0.08	7.3	0.03	47.6	0.20	16.0	0.07
Restructuring and related charges (benefits)	17.3	0.07	(0.3)	—	16.9	0.07	0.9	—
Litigation settlement	—	—	—	—	—	—	(1.3)	(0.01)
Non-cash interest expense and other expense(2)	2.4	0.01	1.3	0.01	46.6	0.20	3.5	0.02
(Benefit from) provision for income taxes	(1.9)	(0.01)	(26.1)	(0.12)	8.5	0.04	(24.4)	(0.11)
Total related to Net Income and EPS	61.2	0.24	14.4	0.06	215.3	0.92	48.9	0.22
Non-GAAP measures	$67.6	$0.27	$33.9	$0.15	$152.2	$0.64	$75.7	$0.34
Shares used in per share calculation for Non-GAAP EPS		249.5		226.9		236.9		225.2
(1)Included in the three months ended March 28, 2026 are charges of $3.9 million related to the write off of property, plant and equipment, $0.3 million of accelerated depreciation and other charges unrelated to core operating performance. In addition, included in the nine months ended March 28, 2026 are $3.5 million of losses on disposal of long-lived assets, $2.1 million charge for restoration services for a VIAVI facility impacted by a fire and other charges unrelated to core operating performance. Included in the nine months ended March 29, 2025 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance.
(2)The Company incurred losses of $3.7 million and $46.2 million for the three and nine months ended March 28, 2026, respectively, in connection with the extinguishment of certain 1.625% Senior Convertible Notes and prepayments of the Term Loan B.

Use of Non-GAAP (Adjusted) Financial Measures
The Company provides non-GAAP operating income, non-GAAP operating margin, non-GAAP net income and non-GAAP EPS financial measures as supplemental information regarding the Company’s operational performance and believes providing this additional information allows investors to see Company results through the eyes of management, to evaluate more clearly and consistently the Company’s core operational performance and expenses and evaluate the efficacy of the methodology used by management to measure such performance. The Company uses the measures disclosed in this Report to evaluate the Company’s historical and prospective financial performance, as well as its performance relative to its competitors. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which the Company believes represents its performance in the ordinary, ongoing and customary course of its operations. Accordingly, management excludes from core operating performance items such as those relating to certain purchase price accounting adjustments, amortization of acquisition related intangibles, amortization expense related to acquisition related inventory step-up, stock-based compensation, legal settlements, restructuring, changes in fair value of contingent consideration liabilities, certain investing and acquisition related expenses and other activities and income tax expenses or benefits that management believes are not reflective of such ordinary, ongoing and core operating activities. The non-GAAP adjustments are outlined below.
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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2026	March 29, 2025	Change	Percent Change	March 28, 2026	March 29, 2025	Change	Percent Change
Segment net revenue:
NSE	$321.5	$208.2	$113.3	54.4%	$829.0	$567.5	$261.5	46.1%
OSP	85.3	76.6	8.7	11.4%	246.2	226.3	19.9	8.8%
Total net revenue	$406.8	$284.8	$122.0	42.8%	$1,075.2	$793.8	$281.4	35.4%

Amortization of acquired technologies	$13.0	$6.1	$6.9	113.1%	$32.4	$12.7	$19.7	155.1%
Percentage of net revenue	3.2%	2.1%			3.0%	1.6%

Gross profit	$234.1	$160.7	$73.4	45.7%	$613.7	$457.6	$156.1	34.1%
Gross margin	57.5%	56.4%			57.1%	57.6%

Research and development	$71.0	$50.0	$21.0	42.0%	$192.9	$151.5	$41.4	27.3%
Percentage of net revenue	17.5%	17.6%			17.9%	19.1%

Selling, general and administrative	$113.6	$101.3	$12.3	12.1%	$344.9	$259.7	$85.2	32.8%
Percentage of net revenue	27.9%	35.6%			32.1%	32.7%

Amortization of other intangibles	$7.4	$1.2	$6.2	516.7%	$15.2	$3.3	$11.9	360.6%
Percentage of net revenue	1.8%	0.4%			1.4%	0.4%

Restructuring and related charges (benefits)	$17.3	$(0.3)	$17.6	(5,866.7)%	$16.9	$0.9	$16.0	1,777.8%
Percentage of net revenue	4.3%	0.1%			1.6%	0.1%

Loss on debt extinguishment	$(3.7)	$—	$(3.7)	NM	$(46.2)	$—	$(46.2)	NM
Percentage of net revenue	0.9%	—%			4.3%	—%

Interest and other income, net	$7.0	$2.2	$4.8	218.2%	$12.2	$9.3	$2.9	31.2%
Percentage of net revenue	1.7%	0.8%			1.1%	1.2%

Interest expense	$(14.3)	$(7.5)	$(6.8)	90.7%	$(37.0)	$(22.5)	$(14.5)	64.4%
Percentage of net revenue	3.5%	2.6%			3.4%	2.8%

Provision for (benefit from) income taxes	$7.4	$(16.3)	$23.7	(145.4)%	$36.1	$2.2	$33.9	1,540.9%
Percentage of net revenue	1.8%	5.7%			3.4%	0.3%

Equity investment earnings	$—	$—	$—	—%	$0.2	$—	$0.2	NM
Percentage of net revenue	—%	—%			—%	—%
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
Three and Nine Months Ended March 28, 2026 and March 29, 2025
Net revenue increased by $122.0 million, or 42.8%, during the three months ended March 28, 2026 compared to the same period a year ago. Our acquisition of Spirent’s HSE and CE business contributed $54.3 million during the three months ended March 28, 2026. Inertial Labs contributed $22.6 million during the three months ended March 28, 2026 compared to $7.7 million in the same period a year ago. Additionally, we continue to see demand of lab and production and field products driven by the data center ecosystem. OSP performance improved year-over-year driven by anti-counterfeiting and other products and 3D Sensing.
Net revenue increased by $281.4 million, or 35.4%, during the nine months ended March 28, 2026 compared to the same period a year ago. Our acquisition of Spirent’s HSE and CE business contributed $97.3 million during the nine months ended March 28, 2026. Inertial Labs contributed $62.4 million during the nine months ended March 28, 2026 compared to $7.7 million in the same period a year ago. Additionally, we continue to see demand of lab and production and field products driven by the data center ecosystem. OSP performance improved year-over-year driven by anti-counterfeiting and other products and 3D Sensing.
Product revenues increased by $115.5 million, or 47.8%, during the three months ended March 28, 2026 compared to the same period a year ago, driven by volume increases in NSE and OSP. Product revenues from Spirent’s HSE and CE business contributed $41.6 million during the three months ended March 28, 2026. Product revenues from Inertial Labs contributed $22.6 million during the three months ended March 28, 2026 compared to $7.7 million in the same period a year ago.
Product revenues increased by $267.0 million, or 40.2%, during the nine months ended March 28, 2026 compared to the same period a year ago, driven by volume increases in NSE and OSP. Product revenues from Spirent’s HSE and CE business contributed $74.5 million during the nine months ended March 28, 2026. Product revenues from Inertial Labs contributed $62.4 million during the nine months ended March 28, 2026 compared to $7.7 million in the same period a year ago.
Service revenues increased by $6.5 million, or 15.0%, during the three months ended March 28, 2026 compared to the same period a year ago, driven by the acquisition of Spirent’s HSE and CE business which contributed $12.7 million offset by a decline primarily in Wireless during the three months ended March 28, 2026.
Service revenues increased by $14.4 million, or 11.2%, during the nine months ended March 28, 2026 compared to the same period a year ago, driven by the acquisition of Spirent’s HSE and CE business which contributed $22.8 million offset by a decline primarily in Wireless during the nine months ended March 28, 2026.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of 5G technology at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks. Global tariffs could increase our costs and impact our business.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2026		March 29, 2025		March 28, 2026		March 29, 2025
Americas:
United States	$154.0	37.8%	$89.9	31.6%	$405.3	37.7%	$261.4	32.9%
Other Americas	28.8	7.1%	18.2	6.4%	77.2	7.2%	51.5	6.5%
Total Americas	$182.8	44.9%	$108.1	38.0%	$482.5	44.9%	$312.9	39.4%

Asia-Pacific:
Greater China	$64.2	15.8%	$51.9	18.3%	$183.9	17.1%	$156.1	19.7%
Other Asia-Pacific	64.0	15.7%	48.8	17.1%	144.5	13.4%	124.1	15.6%
Total Asia-Pacific	$128.2	31.5%	$100.7	35.4%	$328.4	30.5%	$280.2	35.3%

EMEA:	$95.8	23.6%	$76.0	26.6%	$264.3	24.6%	$200.7	25.3%

Total net revenue	$406.8	100.0%	$284.8	100.0%	$1,075.2	100.0%	$793.8	100.0%
Net revenue from customers outside the Americas represented 55.1% of net revenue during the three and nine months ended March 28, 2026. Net revenue from customers outside the Americas represented 62.0% and 60.6% of net revenue, respectively, during the three and nine months ended March 29, 2025.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues increased $6.9 million or 113.1% and $19.7 million or 155.1% during the three and nine months ended March 28, 2026 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business and Inertial Labs.

Gross Margin
Gross margin increased by 1.1 percentage points during the three months ended March 28, 2026 from 56.4% in the same period a year ago to 57.5% in the current period. The increase was primarily driven by the higher volume and favorable product mix in NSE partially offset by unfavorable product mix in OSP and an increase in amortization of intangibles.
Gross margin decreased by 0.5 percentage points during the nine months ended March 28, 2026 from 57.6% in the same period a year ago to 57.1% in the current period. The decrease was primarily driven by the increase in amortization of intangibles and amortization of acquisition related inventory step-up, partially offset by higher volume and favorable product mix.
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
Research and Development
Research and Development (R&D) expense increased by $21.0 million, or 42.0%, during the three months ended March 28, 2026 compared to the same period a year ago. This increase was primarily due to incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs. As a percentage of net revenue, R&D expense decreased by 0.1 percentage points during the three months ended March 28, 2026 compared to the same period a year ago.
R&D expense increased by $41.4 million, or 27.3%, during the nine months ended March 28, 2026 compared to the same period a year ago. This increase was primarily due to incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs. As a percentage of net revenue, R&D expense decreased by 1.2 percentage points during the nine months ended March 28, 2026 compared to the same period a year ago.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased by $12.3 million, or 12.1%, during the three months ended March 28, 2026 compared to the same period a year ago. This increase was primarily due to the incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs partially offset by lower acquisition and integration related charges. As a percentage of net revenue, SG&A expense decreased 7.7 percentage points during the three months ended March 28, 2026 compared to the same period a year ago.
SG&A expense increased by $85.2 million, or 32.8%, during the nine months ended March 28, 2026 compared to the same period a year ago. This increase was primarily due the incremental cost from the acquisitions of Spirent’s HSE and CE business and Inertial Labs and the change in fair value of acquisition related contingent consideration. As a percentage of net revenue, SG&A expense decreased 0.6 percentage points during the nine months ended March 28, 2026 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses increased $6.2 million or 516.7% and $11.9 million or 360.6% during the three and nine months ended March 28, 2026 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business and Inertial Labs, partially offset by certain intangibles becoming fully amortized.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the third quarter of fiscal 2026, management approved a restructuring and workforce reduction plan (the Fiscal 2026 Plan) across our NSE and OSP segments and Corporate functions intended to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and includes integration of recently acquired businesses. The Fiscal 2026 Plan includes a global workforce reduction, facilities rationalization and asset write-offs. The Company expects approximately 5% of its global workforce to be affected. We estimate annualized gross cost savings of approximately $30.0 million upon completion of the Fiscal 2026 plan, excluding any one-time charges as a result of the restructuring activities. The Company anticipates the Fiscal 2026 Plan to be substantially complete by the end of calendar year 2026.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Company expects approximately 7% of its global workforce to be affected, impacting both segments and corporate functions. We estimate annualized gross cost savings of approximately $25.0 million excluding any one-time charges as a result of the restructuring activities initiated under the Fiscal 2024 Plan. The Company anticipates the Fiscal 2024 Plan will be complete by the end of fiscal 2026.
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
As of March 28, 2026, our total restructuring accrual was $16.5 million.
During the three and nine months ended March 28, 2026, the Company recorded restructuring charges of $17.4 million of employee severance, benefits and outplacement costs related to the Fiscal 2026 Plan. During the three and nine months ended March 28, 2026, the Company recorded restructuring benefits of $0.1 million and $0.5 million, respectively, related to the Fiscal 2024 Plan. During the three and nine months ended March 29, 2025, the Company recorded restructuring benefits of $0.3 million and charges of $1.1 million, respectively, related to the Fiscal 2024 Plan. During the nine months ended March 29, 2025, the Company recorded a restructuring benefit of $0.2 million related to the Fiscal 2023 Plan.
We estimate future cash payments of $16.3 million and $0.2 million under the Fiscal 2026 Plan and Fiscal 2024 Plan, respectively, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” for more information.
Loss on Debt Extinguishment
During the three months ended March 28, 2026, the Company made prepayments of $150.0 million under the Term Loan Credit Agreement. The prepayments were accounted for as partial extinguishments, with the carrying amount of the portion of debt prepaid, including the proportionate unamortized debt issuance costs, derecognized. The difference between the reacquisition price and the carrying amount of $3.7 million was recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.

During the nine months ended March 28, 2026, Company made prepayments of $150.0 million under the Term Loan Credit Agreement. The prepayments were accounted for as partial extinguishments, with the carrying amount of the portion of debt prepaid, including the proportionate unamortized debt issuance costs, derecognized. The Company also entered into separate privately-negotiated agreements with certain holders of its 1.625% Senior Convertible Notes due 2026 (2026 Notes). The Company issued 7.9 million shares of its common stock for $103.5 million principal amount of the 2026 Notes in December 2025. The Company issued $100.9 million aggregate principal amount of its 0.625% Senior Convertible Notes due 2031 (2031 Notes) to certain holders of the 2026 Notes in exchange for $97.5 million principal amount of the 2026 Notes in August 2025. These 2026 Notes exchange transactions were accounted for as extinguishments which resulted in the write-off of unamortized debt discount and issuance costs of $1.6 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from these extinguishments was $46.2 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.
Refer to “Note 11. Debt” for more information.
Interest and other income, net
Interest and other income, net, was $7.0 million during the three months ended March 28, 2026 compared to $2.2 million during the same period a year ago. This $4.8 million change was primarily driven by an increase in other income related to an adjustment to a financing obligation, an increase in interest income due to higher cash balance and favorable foreign exchange impact as the balance sheet hedging program provided more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest and other income, net, was $12.2 million during the nine months ended March 28, 2026 compared to $9.3 million during the same period a year ago. This $2.9 million change was primarily driven by an increase in other income related to an adjustment to a financing obligation, an increase in interest income due to higher cash balance offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased by $6.8 million, or 90.7%, during the three months ended March 28, 2026 compared to the same period a year ago. This increase was primarily a result of higher outstanding debt with higher average interest rates as a result of the issuance of Term Loan B and additional amortization of debt issuance costs in the current period partially offset by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishments as well as settlement at maturity during the current period.
Interest expense increased by $14.5 million, or 64.4%, during the nine months ended March 28, 2026 compared to the same period a year ago. This increase was primarily a result of higher outstanding debt with higher average interest rates as a result of the issuance of Term Loan B and additional amortization of debt issuance costs in the current period partially offset by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishments as well as settlement at maturity during the current period.

Provision for Income Taxes
We recorded an income tax provision of $7.4 million and $36.1 million for the three and nine months ended March 28, 2026, respectively. We recorded an income tax benefit of $16.3 million and an income tax provision of $2.2 million for the three and nine months ended March 29, 2025, respectively.
The income tax provision for the three and nine months ended March 28, 2026, primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income and the revaluation of German deferred tax assets. The income tax benefit for the three months and the income tax provision for the nine months ended March 29, 2025, primarily relates to the release of valuation allowance related to our acquisition of Inertial labs and income tax in certain foreign and state jurisdictions based on our forecasted pre-tax income or loss.

The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory rate to our income from continuing operations before taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign income from continuing operations and revaluation of the German deferred tax assets.
As of March 28, 2026 and June 28, 2025, our unrecognized tax benefits (net of Federal benefits) totaled $42.9 million and $42.4 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $3.5 million accrued for the payment of interest and penalties as of March 28, 2026. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year. Although we do not expect that our balance of gross unrecognized tax benefits will change materially in the next 12 months, given the uncertainty in the development of ongoing income tax examinations, we are unable to estimate the full range of possible adjustments to this balance.
Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended				Nine Months Ended
	March 28, 2026	March 29, 2025	Change	Percentage Change	March 28, 2026	March 29, 2025	Change	Percentage Change
Network and Service Enablement
Net revenue	$321.5	$208.2	$113.3	54.4%	$829.0	$567.5	$261.5	46.1%
Gross profit	210.0	131.3	78.7	59.9%	534.7	357.9	176.8	49.4%
Gross margin	65.3%	63.1%			64.5%	63.1%
Operating income	$55.4	$21.7	$33.7	155.3%	$117.1	$31.8	$85.3	268.2%
Operating margin	17.2%	10.4%			14.1%	5.6%

Optical Security and Performance Products
Net revenue	$85.3	$76.6	$8.7	11.4%	$246.2	$226.3	$19.9	8.8%
Gross profit	42.9	39.5	3.4	8.6%	125.9	119.0	6.9	5.8%
Gross margin	50.3%	51.6%			51.1%	52.6%
Operating income	$30.1	$26.0	$4.1	15.8%	$86.9	$80.2	$6.7	8.4%
Operating margin	35.3%	33.9%			35.3%	35.4%

Network and Service Enablement
NSE net revenue increased by $113.3 million, or 54.4%, during the three months ended March 28, 2026 compared to the same period a year ago, primarily driven by higher volume in Lab and Production ($52.5 million contributed by our acquisition of Spirent’s HSE business), Aerospace and Defense ($22.6 million contributed by Inertial Labs during the three months ended March 28, 2026 compared to $7.7 million in the same period a year ago) and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NSE net revenue increased by $261.5 million, or 46.1%, during the nine months ended March 28, 2026 compared to the same period a year ago, primarily driven by higher volume in Lab and Production ($93.8 million contributed by our acquisition of Spirent’s HSE business), Aerospace and Defense ($62.4 million contributed by Inertial Labs during the nine months ended March 28, 2026 compared to $7.7 million in the same period a year ago) and Fiber and Access Solutions, partially offset by lower volume in Wireless.
NSE gross margin increased by 2.2 percentage points during the three months ended March 28, 2026 to 65.3% from 63.1% in the same period a year ago primarily due to higher volume and favorable product mix.
NSE gross margin increased by 1.4 percentage points during the nine months ended March 28, 2026 to 64.5% from 63.1% in the same period a year ago primarily due to higher volume and favorable product mix.
NSE operating margin increased by 6.8 percentage points during the three months ended March 28, 2026 to 17.2% from 10.4% in the same period a year ago primarily due to higher volume resulting in operating leverage.
NSE operating margin increased by 8.5 percentage points during the nine months ended March 28, 2026 to 14.1% from 5.6% in the same period a year ago primarily due to higher volume resulting in operating leverage.
Optical Security and Performance Products
OSP net revenue increased by $8.7 million, or 11.4%, during the three months ended March 28, 2026 compared to the same period a year ago, primarily driven by Anti-Counterfeiting and Other revenues.
OSP net revenue increased by $19.9 million, or 8.8%, during the nine months ended March 28, 2026 compared to the same period a year ago, primarily driven by Anti-Counterfeiting and Other revenues.
OSP gross margin decreased by 1.3 percentage points during the three months ended March 28, 2026 to 50.3% from 51.6% in the same period a year ago primarily due to unfavorable product mix.
OSP gross margin decreased by 1.5 percentage points during the nine months ended March 28, 2026 to 51.1% from 52.6% in the same period a year ago primarily due to unfavorable product mix.
OSP operating margin increased by 1.4 percentage points during the three months ended March 28, 2026 to 35.3% from 33.9% in the same period a year ago primarily due to higher volume.
OSP operating margin decreased by 0.1 percentage points during the nine months ended March 28, 2026 to 35.3% from 35.4% in the same period a year ago primarily due to the aforementioned decrease in gross margin.
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
•Principal payment obligations of our 3.75% Senior Notes due 2029 and 0.625% Senior Convertible Notes due 2031 (together the “Notes”), Term Loan B maturing in 2032 and covenants that restrict our debt level and credit facility capacity;
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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive income (loss) and reported as a separate component of stockholders’ equity. As of March 28, 2026, U.S. subsidiaries owned approximately 34.1% of our cash and cash equivalents, short-term investments and restricted cash.
As of March 28, 2026, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended March 28, 2026, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of March 28, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $182.7 million, net of outstanding standby letters of credit of $3.8 million.
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
On March 15, 2026, the outstanding $49.0 million principal amount of the 2026 Notes matured. Nearly all holders of the 2026 Notes chose to convert and the settlement of the conversion resulted in a cash payment of $49.4 million, including $49.0 million in principal and $0.4 million in accrued interest, and the issuance of 1.8 million shares of its common stock for conversion value above par.

During the third quarter of fiscal 2026, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period April 1, 2026 to June 30, 2026. As a result, the $244.5 million carrying value of the 2031 Notes has been reclassified to short-term debt.
Refer to “Note 11. Debt” for more information.
Term Loan B
On October 16, 2025, the Company entered into a Term Loan Credit Agreement with Wells Fargo, as administrative agent, and certain lender-related parties. The Term Loan Credit Agreement provided for a senior secured term loan of $600.0 million maturing on October 16, 2032. The proceeds from the term loans under the Term Loan Credit Agreement were used to finance a portion of the acquisition of Spirent’s HSE and CE business, acquisition related expenses and will be used for general corporate purposes. On January 5, 2026, and March 4, 2026, the Company made prepayments of $100.0 million and $50.0 million, respectively, under the Term Loan Credit Agreement. The prepayments were accounted for as partial extinguishments, with the carrying amount of the portion of debt prepaid, including the proportionate unamortized debt issuance costs, derecognized. The total loss from the prepayments was $3.7 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.
Refer to “Note 11. Debt” for more information.
Contingent Consideration
As of March 28, 2026, the fair value of the contingent consideration liability for Inertial Labs was $68.2 million with $43.0 million and $25.2 million included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.

Cash Flows for the Nine Months Ended March 28, 2026
As of March 28, 2026, our combined balance of cash and cash equivalents and restricted cash increased by $79.2 million to $511.3 million from $432.1 million as of June 28, 2025.
During the nine months ended March 28, 2026, Cash provided by operating activities was $47.2 million, consisting of net loss of $63.1 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $233.7 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $123.4 million. Changes in our operating assets and liabilities related to an increase in accounts receivable of $62.5 million due to billings outpacing collections, an increase in inventory of $37.3 million related to demand changes, a decrease in accrued expenses and other current and non-current liabilities of $30.6 million, a decrease in deferred revenue of $13.2 million, excluding the impact of deferred revenue from the acquisition of Spirent’s HSE and CE business, due to timing of support billings and project acceptances and an increase in other current and non-current assets of $5.7 million. These were partially offset by an increase in accounts payable of $13.4 million, an increase in accrued payroll and related expenses of $9.1 million due primarily to variable pay and timing of payroll and an increase in income taxes payable of $3.4 million.
During the nine months ended March 28, 2026, Cash used in investing activities was $417.3 million, primarily resulting from $399.3 million used for the acquisition of Spirent’s HSE and CE business, $20.0 million used for capital expenditures and $0.7 million used for the acquisition of Inertial Labs partially offset by $2.6 million in proceeds from the sale of assets.
During the nine months ended March 28, 2026, Cash provided by financing activities was $449.2 million, primarily resulting from $600 million in proceeds from the issuance of a Term Loan B, $149.1 million in proceeds from the issuance of the 2031 Notes and $6.5 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were partially offset by $199.0 million payments of debt, $30.0 million cash paid to repurchase common stock under our share repurchase program, $29.8 million contingent consideration payment, $23.4 million of debt issuance costs paid, $23.0 million in withholding tax payments on the vesting of restricted stock and performance-based awards and $1.2 million in other financing activities.
Share Repurchase Program
During the nine months ended March 28, 2026, we repurchased and subsequently retired 2.7 million shares of our common stock for $30.0 million pursuant to our 2022 Repurchase Plan. As of March 28, 2026, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the third quarter of fiscal 2026.
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
The U.K. and India plans were fully funded while the German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of March 28, 2026, our pension plans were under-funded by $48.3 million since the post-retirement benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of March 28, 2026, the fair value of plan assets had decreased approximately 3.1% since June 28, 2025, our most recent fiscal year end.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 28, 2026.
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
We operate globally and sell our products in countries throughout the world. Escalations in regional conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, ongoing and expanding economic sanctions, political instability and economic uncertainty in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. The U.S. administration has implemented and could implement further broad-based global tariffs that could adversely impact trade relations and result in higher costs. Tariff rates continue to evolve and therefore the impact, including those of any potential retaliatory tariffs, is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and increased energy and fuel costs, which could increase the cost of manufacturing, selling and delivering products and solutions (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders (iii) increases in cybersecurity attacks and (iv) general market instability, all of which could adversely impact our financial results.
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
•Longer lead times for components and resources for our products, for example, recent memory chip shortages which leads to higher component prices;
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
•Changing market and economic conditions, including impacts due to tariffs, economic sanctions and export restrictions, the ongoing conflicts between Russia and Ukraine and in the Middle East, ongoing and expanding economic sanctions, political instability and economic uncertainty in the Middle East, tensions and trade sanctions between the U.S. and China, supply chain constraints, pricing and inflationary pressures;
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
•Strained or worsening relations between the U.S., Russia, China and the Middle East and related impacts on other countries;
•Difficulties in staffing and management;
•Language and cultural barriers;
•Seasonal reductions in business activities in the countries where our international customers are located;
•Integration of foreign operations;
•Longer payment cycles;
•Difficulties in management of foreign distributors; and
•Potential adverse tax consequences.
International conflicts and global and regional health pandemics have affected and may in the future affect the manufacturing and shipment of goods globally. Any delay in production or delivery of our products due to an extended closure of our suppliers’ plants could adversely impact our business, along with delays in shipment of our products as well as increased logistics costs.
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
Similarly, GenAI technology and, more recently, Agentic AI have proliferated including as a feature in existing commercially available products, some of which we use. GenAI is a type of machine-learning model capable of generating various types of content, including data, text and images. Agentic AI refers to autonomous or semi-autonomous AI systems that can reason, plan, and take actions to achieve complex, multi-step goals with minimal human supervision. Use of these tools could expose us to data and network security risks. These risks include the exposure of our intellectual property, confidential and proprietary information (including customer information) to unknown recipients; the introduction of malware into our network; and the creation of content subject to copyright, trademark, or other intellectual property protection of an unknown third party.

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
Trade tensions between the U.S. and China have continued to escalate, with the U.S. and China both imposing a variety of trade barriers against the other, including various export control restrictions and tariffs.

Huawei Technologies Co. Ltd. and a score of non-U.S. affiliates (collectively, Huawei) are on the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of most U.S. items and product support to Huawei. U.S. export controls also restrict all persons from sharing many items produced domestically and abroad from U.S. technology and software with Huawei. Certain VIAVI products are subject to the restrictions; however, the ongoing impact is not expected to be material to our overall operations.

Moreover, the additional tariffs imposed by the U.S. administration in 2025 (and, following the U.S. Supreme Court striking down such tariffs as unconstitutional, the temporary replacement tariffs imposed in 2026), and any other tariffs or other trade actions that may be implemented targeting China or other jurisdictions relevant to VIAVI, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. These actions could require us to pass these costs to our customers, which could decrease demand for our products, and could adversely impact our business.
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
Due to the ongoing conflict between Russia and Ukraine, the U.S., European Union (E.U.), and United Kingdom (U.K.) have broadened restrictions on supply to Russia of various items, including shipments of many technology, telecommunications and consumer electronics products. We suspended transactions in the region effective February 2022 which negatively impacted our business in the region. The ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, could have an impact on our future operations and financial results.

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
For example, in 2025, in connection with our acquisition of Spirent’s HSE and CE business, we entered into a $600 million 7-year term loan facility and successfully allocated the loan to prospective lenders at an initial interest rate of SOFR+2.50% and an original issue price of 99.75%. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries.

Our term notes and term loans increased our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.
The issuance of our 1.625% Senior Convertible Notes due 2026 (the “2026 Notes”), our 3.75% Senior Notes due 2029 and our 0.625% Senior Convertible Notes due 2031 (together the “Notes”) as well as our Term Loan Credit Agreement substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2026 Notes and 2031 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings. For example, on December 22, 2025 we exchanged $103.5 million aggregate principal amount of the 2026 Notes for an aggregate of 7.9 million shares which left approximately $49.0 million in aggregate principal amount of the 2026 Notes outstanding. In March 2026, the Company settled the remaining 2026 Notes through a combination of $49.0 million in cash and 1.8 million shares of its common stock. In addition, the Company paid $0.4 million of accrued interest in cash.
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
In June 2025, the United States and the G7 countries announced an agreement in principle to modify the Pillar Two rules. Under this agreement, the foreign and domestic profits of U.S.-parented groups would be excluded from Pillar Two’s undertaxed profit rule and income inclusion rule. In exchange, the U.S. withdrew the Section 899 tax provision from the One Big Beautiful Bill Act (OBBBA), which had imposed a retaliatory tax on individuals and entities from countries that implement certain "unfair foreign taxes" against U.S. companies or citizens. The G7-U.S. agreement has not yet been enacted into law, and we continue to evaluate our Pillar Two position based on legislation currently in force. We will monitor tax developments for any future implications with respect to our tax burden, net income, and cash flow.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of April 25, 2026, we had 1,303 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
There were no shares repurchased under our 2022 Repurchase Plan during the three months ended March 28, 2026, with remaining authorization of $168.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended March 28, 2026.
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

Date: April 30, 2026	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)