Form 10-K
period 2026-06-27
VIAVI SOLUTIONS INC.
filed 2026-08-13
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 27, 2026
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

As of December 27, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $4.2 billion, based upon the closing sale prices of the common stock as reported on the Nasdaq Stock Market LLC. Shares of common stock held by executive officers and directors have been excluded from this calculation because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of July 25, 2026, the Registrant had 246,749,828 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Notice of Annual Meeting of Stockholders and Proxy Statement to be filed pursuant to Regulation 14A within 120 days after Registrant’s fiscal year end of June 27, 2026 are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS
Statements contained in this Annual Report on Form 10-K for the year ended June 27, 2026 (Annual Report on Form 10-K), which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, synergies, benefits and other matters related to completed and contemplated acquisitions and strategic transactions, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, stock price volatility, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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

PART I
ITEM 1.    BUSINESS
GENERAL
Overview
Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) is a global leader in test and measurement and optical technologies. Our test and measurement, and resilient Position, Navigation and Timing (PNT) solutions enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications. In addition, we develop and advance technologies used in high-volume optical applications across anti-counterfeiting, consumer electronics, aerospace, industrial and automotive end markets.
To serve our markets, we operate the following business segments:
•Network and Service Enablement (NSE); and
•Optical Security and Performance Products (OSP).
Corporate Strategy
Our objective is to accelerate profitable growth by leveraging VIAVI technologies and capabilities into attractive high-growth markets and applications. In support of our business segments, we are pursuing a corporate strategy that we believe will best position us for future opportunities as follows:
•Defend and consolidate leadership in core business segments:
–NSE: Evolution and integration of field test instruments and service assurance solutions; and
–OSP: Continued innovation in anti-counterfeiting pigments and 3D sensing.
•Invest in secular trends to drive growth and expand total addressable market (TAM):
–Data Center Ecosystem: High performance communication and computing test solutions for advanced semis, optical modules, network equipment manufacturers (NEMs), hyperscalers, and enterprises;
–Next-gen Wireless Networks: 5G+/6G networks, Open Radio Access Network (Open RAN), RAN optimization, private networks, security, and Intelligent Edge; and
–Transform and extend Service Enablement: AIOps, automation, and security.
•Extend VIAVI technologies and platforms into lucrative adjacent markets and applications:
–Expand and grow mission-critical applications such as aerospace and defense, resilient PNT and network security; and
–Leverage VIAVI innovation in optical coating technologies to address high-performance optical applications for aerospace, defense, industrial, and automotive markets.
Our long-term capital allocation strategy, which supports our corporate strategy, is as follows:
•Maintenance and run-rate investments to support operations;
•Organic investments in initiatives to support revenue growth and productivity;
•Execute on debt management strategy;
•Return capital to shareholders through share buybacks;
•Leverage our net operating loss carryforwards (NOLs); and
•Inorganic investments synergistic to business segments.
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
Network and Service Enablement
Our NSE segment provides an integrated portfolio of test, monitoring, assurance, and resilient PNT solutions that enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications.
Our high-speed optical and Ethernet solutions address lab, production and manufacturing environments to ensure that network equipment is designed and built at peak performance to support artificial intelligence (AI) and high-performance computing (HPC) workloads. Following the acquisition of certain businesses of Spirent Communications plc. in October 2025, VIAVI’s combined high-speed Ethernet portfolio addresses layers 0-7 of the OSI protocol stack. Our Lab and Production products also enable testing of high-performance integrated circuits and modules.
Our Fiber products include an extensive range of instruments and systems enabling the construction, inspection, testing, activation, maintenance, troubleshooting, monitoring, sensing and assurance of broadband networks for traditional service providers, hyperscale data centers, pipelines, borders and other critical infrastructure.
Our Wireless products consist of flexible application software, multi-functional hardware, and Lab-as-a-Service (LaaS) / Test-as-a-Service (TaaS) to enable the development of wireless infrastructure products across the entire lifecycle, as well as the buildout and management of next-generation wireless networks, including 5G, 5GA, 6G, and Open RAN networks.
Our Aerospace and Defense business is a leading provider of test equipment for mission critical communication and avionics applications. In addition, we are also a leading provider of products and modules to ensure resilient PNT for commercial and aerospace and defense customers.
Our security portfolio delivers threat detection and prevention, as well as intelligence-driven insights to protect critical infrastructure against evolving cyber and physical threats, including those posed by quantum computers. Our network security testing products emulate security attacks at performance load for testing converged multi-play services, application delivery and network security controls across layers 4-7.
Our AIOps solutions portfolio leverages AI, machine learning and big data analytics and incorporates Agentic AI technology to automate and enhance end-to-end, multi-domain network operations and automation. Our Network Performance and Threat Solutions (NPTS) portfolio helps enterprise IT and security teams monitor and optimize connectivity for their employees and conducts preventative and forensic analysis to address rising network and security challenges from remote work. Our Mission Critical Communications (MCX) portfolio enables Public Safety Networks globally to maintain very high levels of availability and dynamic capacity enhancement
Markets
Our NSE segment provides solutions and services for telecommunications service providers, NEMs, communication integrated circuit developers, cloud operators, semiconductor vendors, transceiver and module developers, data center operators, enterprises, first responders, military, aerospace and critical infrastructure customers.
Customers
NSE customers include telecom and datacom service providers, critical infrastructure operators, semiconductor and network equipment vendors, state and federal agencies, utilities and the armed forces. Examples of our customers include Advanced Micro Devices, Inc., América Móvil, AT&T Inc., British Telecom Openreach, Ciena, Cisco Systems, Inc., Deutsche Telekom AG, Ericsson, Lumen Technologies, Inc., Nokia Corporation and Verizon Communications Inc.

For further information related to our customers, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Annual Report on Form 10-K.
Competition
NSE competitors include Anritsu Corporation, EXFO Inc., Keysight Technologies Inc., NetScout Systems, Inc., Riverbed Technology, Inc., Rohde & Schwarz and VeEX Inc. While we face multiple competitors for each of our product families, we continue to have one of the broadest portfolios of products and monitoring solutions available in the network and service enablement industry.
Industry Trends for NSE
Rapid growth in demand for network performance, speed and bandwidth is the primary driver for our products. Network service providers, data center operators and their ecosystems are being compelled to upgrade their infrastructure to support the rapid increase in demand for bandwidth and computing power. Service providers and data center operators are investing in new products and technologies that increase the bandwidth and performance of their networks. For wireline operators this means expanding and increasing the fiber bandwidth and for wireless operators it means migrating their networks to the next generations of wireless technologies.
The data center ecosystem, consisting of semiconductor vendors, transceiver and module developers, NEMs, and end users including hyperscalers and data center operators amongst others, is driving rapid change and strong demand in the industry. The rapid buildout of AI data centers and HPC is driving higher speed optical transceivers and increasing number of data center interconnects (DCI) and multi-fiber connectivity.
In the wireless sector, networks are evolving as service providers deploy 5G Standalone (5GSA) with 5G-specific core networks. The industry is conducting research to define the path to 6G along vectors including AI across all network functions, new frequency bands, integrated sensing and communications, multiple access and ray tracing. A range of core technologies have emerged to enable this transformation, including AI-native architectures and open, disaggregated and interoperable networks.
Fiber is increasingly being used for complex applications ranging from hyperscale, DCI, power transmission, and other critical infrastructure. Innovations like multi-fiber connectors and hollow core fiber show promise for data centers, edge computing, quantum communication, defense and other applications.
In aerospace and defense, the increased threat of disruption, jamming, and spoofing of GPS and GNSS signals is driving the need for solutions to mitigate this threat. Resilient PNT is a broad set of technologies and products that are used to achieve these goals. For our avionics products, many governments across the globe are increasing their military and public safety budgets to upgrade aircraft capabilities and communication infrastructure.
Advances in quantum computers raise new cybersecurity concerns. The “harvest now, decrypt later” strategy compels organizations to move beyond theoretical planning and begin implementation. While government and industry bodies have introduced Post-Quantum Cryptography (PQC) algorithms and mandates to protect against quantum attacks, interoperability and scalability remain a challenge. Test and measurement – from Quantum Key Distribution (QKD) and PQC to Key Management System (KMS) interoperability testing – is essential to ensure compliance and readiness in each implementation.

Optical Security and Performance Products
Our OSP segment leverages its core optical coating technologies and volume manufacturing capability to design, manufacture and sell technologies for the anti-counterfeiting, 3D sensing, aerospace, industrial and automotive markets.
Our technologies targeting anti-counterfeiting applications enable a range of intuitive visual color-shifting effects that are easy for consumers to authenticate but difficult for counterfeiters to simulate. These effects, which are delivered through engineered materials including pigments, are formulated into inks used by banknote issuers and security printers worldwide for anti-counterfeiting applications on banknotes and other high-value documents. Our technologies are deployed on the banknotes of more than 100 countries today.
Our innovation in material science and deposition technologies enable precise, high-performance, optical thin-film coatings for a range of applications, including 3D sensing. VIAVI’s offerings for 3D sensing applications include Low Angle Shift (LAS) optical filters that offer the system designer unprecedented control over performance variation and signal-to-noise ratio, especially in 3D depth sensing camera systems. We also leverage our advanced design and manufacturing capabilities to collaborate with customers in the aerospace, industrial and automotive markets. Our offerings to the aerospace market include military-grade, custom thin-film coated optical products. We deliver spectral sensing solutions that include handheld and process near infrared spectrometers for industrial and other applications. Automotive customers utilize our LAS optical filters for LiDAR systems and our innovative special effects pigments for decorative paint applications.
Markets
Our OSP segment delivers overt and covert technologies to protect banknotes and documents of value against counterfeiting, with a primary focus on the currency market. OSP optical thin-film coatings serve a range of markets including 3D sensing, consumer electronics, industrial, government and automotive sensing. Other OSP product lines include near infrared spectrometers for industrial, pharmaceutical and law enforcement applications as well as special effects pigments for the automotive, architectural and sports apparel markets.
Customers
OSP customers include SICPA Holding SA Company (SICPA), Lockheed Martin Corporation and Seiko Epson Corporation.
We have a strategic alliance with SICPA to market our products for banknote anti-counterfeiting applications worldwide. A material reduction in sales, or loss of the relationship with SICPA, may harm our business and operating results as we may be unable to find a substitute marketing and sales partner or develop these capabilities ourselves in a timely manner. For additional information please see the Risk Factor entitled “We may experience increased pressure on our pricing and contract terms due to our reliance on a limited number of customers for a significant portion of our sales” under Item 1A “Risk Factors” included in this Annual Report on Form 10-K.
Competition
OSP competitors include providers of anti-counterfeiting technologies such as Giesecke & Devrient and Crane NXT; special-effect pigments such as GNMI Group and FYOTEC; optical coatings companies such as Materion, Zhejiang Crystal-Optech Co Ltd. and Platinum Optics Technology, Inc.; and manufacturers of passive and other optical components such as Coherent.

Offerings
Our OSP business provides innovative light management technologies for the anti-counterfeiting, consumer electronics, industrial, government and automotive markets.
Anti-Counterfeiting: Our products and technologies are incorporated into inks used by many government and state-owned security printers worldwide for banknote protection. These technologies deliver a range of intuitive overt effects including color shift, depth, and motion that enable the rapid verification of banknotes without requiring a specialized device or reader.
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
Automotive: For product differentiation and brand enhancement, we provide custom color solutions for a variety of applications to create color effects that emphasize body contours, create dynamic environments or enhance products in motion. Additionally, our optical filters enable automotive sensing applications including LiDAR and in-cabin monitoring.
Industry Trends for OSP
For over 75 years, OSP has developed and deployed capabilities that alter how the light is transmitted, reflected and absorbed, enabling a range of mission critical and high-volume optical applications.
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
Major trends in banknote design include an interest in incorporating more security features even on lower value denominations, a greater variety of colors, development of eye-catching abstract images and implementing vertical orientation more frequently. Our technologies enable solutions for designers to address these trends.
We also design, manufacture and sell optical filters to improve the performance of optical sensors for a range of applications, including 3D sensing. 3D sensing applications allow consumers to interact with their devices more naturally by enabling electronic devices to accurately measure depth and motion. Our filters play an important role in those applications separating out ambient light from the incoming data used by sensors to make precise measurements. Notably, our patented LAS technology enables our customers to significantly improve the signal-to-noise ratio of their systems and deliver reliable system performance. Through the development of multiple generations of products for 3D sensing and by delivering improved performance and competitive value with each iteration, we believe we have established ourselves as one of the industry’s leading suppliers of high-performance filters enabling depth-sensing systems in consumer electronics.
Major trends in 3D sensing and other applications we target include an ongoing drive toward enabling increased efficiency in size, weight and power (SWaP). As advanced 3D sensing is increasingly deployed in advanced consumer electronics, automobiles and industrial robots, VIAVI’s OSP technologies continue to innovate to enable devices to feature thinner and smaller form factors and power consumption and lower device latency.
In addition, OSP technologies enable a range of other optical applications for customers in the aerospace, defense, automotive, and industrial markets.

Research and Development
We devote substantial resources in Research and Development (R&D) to develop new and innovative products to serve our markets and associated industry standards bodies. In many markets, we provide technology that enables our customers to develop and deploy cutting edge technology capabilities. Once the design of a product is complete, in addition to continuing to add features to those products in support of customer requirements and technology trends, our engineering efforts shift to product maintenance and enhancing both product performance and our ability to manufacture it in greater volume and at lower cost.
In our NSE Segment, we develop instruments and systems used in the development of wireless and fiber communications and data network components, modules and equipment for data center ecosystems and communication networks. We develop portable test equipment and systems and software for field service and deployment technicians supporting service providers, AI data centers and in Network Operation Centers. We develop equipment used to assure precision navigation and timing are maintained in a signal denied environment and provide test equipment for aerospace and defense applications.
In our OSP segment, our R&D efforts concentrate on developing more innovative technologies and products for customers in the anti-counterfeiting, consumer electronics, aerospace, industrial, and automotive markets. Our strength in the banknote anti-counterfeiting market is complemented by our advances in developing novel pigments for a variety of applications. Other areas for OSP include our efforts to leverage our optical coating technology expertise to develop applications for the government and defense markets as well as efforts related to new products for 3D sensing and smartphone sensors. OSP also develops, manufactures and sells a line of handheld and process spectrometers with applications in agriculture, law enforcement, pharmaceuticals and food markets.
Sales, Marketing and Customer Support
Customer service and technical support are integral components of our business strategy to develop and maintain long-term collaborative relationships with our customers. We typically engage customers early in the design phase of their programs and support them throughout product development and volume production. Service and support are provided through our global facilities and those of our authorized partners.
For NSE, we market and sell products to hyperscale data centers, communications service providers (CSPs), NEMs, original equipment manufacturers (OEMs), enterprises, government and defense, distributors and strategic partners worldwide. We have a dedicated sales force organized around each of the markets that we serve that works directly with customers’ executive, technical, manufacturing and purchasing personnel to determine design, performance and cost requirements. We are also supported by a worldwide channel community who support our NSE segment.
OSP sales and marketing efforts are directed primarily toward customers in the consumer electronics, government, commercial aerospace, automotive, biomedical and industrial end markets. OSP maintains a global direct sales organization supported by a team of applications engineers and customer service professionals who assist customers during product design, qualification and production ramp. In some geographic regions and for select products, OSP also utilizes distributors and manufacturers’ representatives. We generally promote our products and capabilities through a combination of direct customer engagement and broader marketing activities, including participation in industry trade shows, technical forums, promotional webinars, development of product demonstrations and evaluation samples and through partnerships.
Acquisitions
As part of our strategy, we are committed to the ongoing evaluation of strategic opportunities and, where appropriate, the acquisition of additional products, technologies or businesses that are complementary to, or strengthen, our existing products.
For further information related to our acquisitions, refer to “Note 5. Acquisitions” under Item 8 of this Annual Report on Form 10-K.

Restructuring Programs
During the third quarter of fiscal 2026, a restructuring plan was announced (the Fiscal 2026 Plan), which is intended to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and the integration of recently acquired businesses. The Fiscal 2026 Plan included a global workforce reduction, facilities rationalization and asset write-offs. The Company expects approximately 5% of its global workforce to be affected. The Company estimates annualized gross cost savings of approximately $30.0 million upon completion of the Fiscal 2026 plan, excluding any one-time charges, as a result of the restructuring activities. The Company expects that a substantial portion of the plan will be completed by the end of calendar year 2026.
For further information refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K.
Manufacturing
As of June 27, 2026, we have manufacturing facilities for our NSE and OSP segments located in the United States, France, Germany, the United Kingdom and China. Our contract manufacturing partners have a global footprint that includes facilities in China and Thailand from where we currently source a significant portion of our products and components.
Sources and Availability of Raw Materials
We use various suppliers and contract manufacturers to supply parts and components for the manufacture and support of multiple product lines. Although we seek to maintain at least two sources of supply for materials whenever possible, for certain components we have sole or limited source supply arrangements.
Patents and Proprietary Rights
Intellectual property rights apply to our various products including patents, trade secrets and trademarks. We do not intend to broadly license our intellectual property rights unless we can obtain adequate consideration or enter into acceptable intellectual property cross-licensing agreements. As of June 27, 2026, we own approximately 1,220 U.S. patents and 2,225 foreign patents and have 1,062 patent applications pending throughout the world. The average age of the patents we hold is 10.4 years, which is slightly older than the midpoint of the average 20-year life of a patent.
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

Human Capital Management
The VIAVI culture is made up of the contributions of our approximately 4,100 employees worldwide (as of June 27, 2026) working across 34 countries. VIAVI is committed to promoting and maintaining an inclusive work environment that provides equal opportunities to everyone. We seek to empower our employees to develop their career through on-the-job experiences, by providing access to ongoing learning and building critical skills. The exposure provided by our graduate programs invites collaboration and innovation, attracting best-in-class talent. We provide managers with comprehensive leadership training through our manager development series.
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
Inclusion and Opportunity
VIAVI is committed to fostering, cultivating and preserving a culture of inclusion and opportunity. We believe the unique contributions and capabilities of our employees comprise one of our most valuable assets. We believe the collective sum of our individual differences, life experiences, knowledge, innovation, business acumen and self-expression promotes a culture that enhances our reputation and achievement.
VIAVI has long been committed to ensuring that all individuals have an equal opportunity to enjoy a fair, safe and productive work environment. We are committed to fostering an environment where employees are treated fairly, respectfully and without favoritism. We embrace, encourage and celebrate our employees’ differences and what makes them unique.
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
The success of our safety program is demonstrated by our best-in-class Total Recordable Injury Rate (TRIR) of only 0.19 injuries per 100 full-time workers per year.
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

Furthermore, AI, including those used by us or our vendors are subject to evolving laws and regulations and increased scrutiny, including with respect to data privacy, cybersecurity and intellectual property. Any legislation or regulatory requirements concerning AI adopted domestically or globally may require us to expend significant resources to comply, or require changes to our products, services, or business practices, or prevent or limit our use of AI.
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
Huawei Technologies Co. Ltd. and a score of non-U.S. affiliates (collectively, Huawei) are on the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of most U.S. items and product support to Huawei. U.S. export controls also restrict all persons from sharing many items produced domestically and abroad from U.S. technology and software with Huawei. Certain VIAVI products are subject to the restrictions.
Additionally, the BIS "Affiliates Rule" (50% Rule) automatically extends export restrictions to any non-U.S. entity owned 50% or more (directly or indirectly) by restricted parties. It is currently suspended until November 9, 2026, after which it will permanently reimpose strict compliance and licensing obligations on global supply chains. The BIS Affiliates Rule represents a significant shift in export compliance expectations. Historically, Entity List and Military End-User (MEU) List screening focused primarily on identifying parties that were expressly named on a BIS restricted party list. Under the Affiliates Rule, companies must also assess whether a counterparty is owned, directly or indirectly, by listed entities. If the rule is reinstated, VIAVI will have to perform enhanced due diligence and beneficial ownership screenings and it could further impact our business with Huawei and potentially other customers.
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
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern the Notes and the agreements that govern our secured credit facility contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.

Our notes increase our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.
The issuance of our 3.75% Senior Notes due 2029 and our 0.625% Senior Convertible Notes due 2031 (together the “Notes”) substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2031 Notes are entitled to convert the Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
•Making us more vulnerable if a general economic downturn occurs or if our business experiences difficulties; and
•Resulting in an event of default if we fail to satisfy our obligations under the Notes or our other debt or fail to comply with the financial and other restrictive covenants contained in the indentures governing the Notes or any other debt instruments, which event of default, if not cured or waived, could result in all of our debt becoming immediately due and payable and could permit certain of our lenders to foreclose on our assets securing such debt. This could have a material adverse effect on our business, operating results or financial condition.
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

The terms of the indentures that govern the Notes and the agreements that govern our secured credit facility restrict our current and future operations.
The indentures governing the Notes and the agreements governing the secured credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
Our stock price has experienced significant volatility and may continue to fluctuate, which could adversely affect the value of an investment in our common stock.

The trading price of our common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•actual or anticipated fluctuations in our financial results or guidance;
•the timing and magnitude of customer orders, particularly in our data center, telecommunications, aerospace and defense end markets;
•our ability to successfully integrate acquired businesses and realize anticipated synergies;
•changes in investor sentiment regarding AI infrastructure spending, cloud investment cycles, optical networking, or defense spending;
•changes in analyst estimates, recommendations or coverage;
•announcements by us or our competitors regarding new products, technologies, acquisitions, strategic relationships or other developments;
•changes in macroeconomic conditions, interest rates, inflation, tariffs, geopolitical events or supply chain disruptions;
•general market conditions affecting technology companies or equity markets more broadly; and
•sales of our common stock by existing stockholders or perceptions that such sales may occur.

In addition, securities of technology companies have historically experienced substantial price and volume fluctuations that have often been unrelated or disproportionate to their operating performance. As investor expectations surrounding AI infrastructure, high-speed networking and related technologies evolve, our stock price may experience increased volatility as market participants reassess growth prospects for our business and the broader industry. Even if our operating results meet our expectations, our stock price may decline if investors perceive that our future growth opportunities have moderated or if valuations across the technology sector contract.

ITEM 1B.  UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.  CYBERSECURITY
Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks to our Company associated with cybersecurity threats. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risk; and reputational risks. Our process for identifying and assessing material risks from cybersecurity threats operates alongside our broader enterprise risk management program process, covering other Company risks. As part of this process our enterprise risk professionals consult with subject matter experts to gather information necessary to identify cybersecurity risks, and evaluate their nature and severity, as well as identify mitigations and assess the impact of those mitigations on residual risk.
We have implemented a variety of cybersecurity processes, technologies, and controls to aid in our efforts to identify, assess and manage such risks. Our approach includes: (1) an enterprise risk management program, which includes cybersecurity risks and is periodically refreshed; (2) security and privacy reviews designed to identify risks from new product features, software, and vendors; (3) a variety of privacy, cybersecurity, and incident response trainings and simulations, including annual security awareness trainings and regular phishing email simulations for all employees and contractors with access to corporate email systems; (4) tools designed to monitor our networks, systems and data for suspicious activity; (5) the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls; and (6) a third-party risk management process for cybersecurity threat risks associated with our use of third-party service providers, including suppliers, and vendors. We leverage industry standard cybersecurity frameworks, including frameworks published by the National Institute of Standards and Technology and the International Organization for Standardization, to help evaluate our security controls and manage cybersecurity risk. We maintain ISO 27001 certification for certain in-scope products, systems or operations. Our use of these frameworks and standards is intended to guide our cybersecurity risk management efforts and does not imply that we meet all controls under any particular framework or that our controls are fully aligned with any technical standard or that we can prevent all cybersecurity incidents or data breaches. Additionally, we also maintain cyber liability insurance; however, such insurance may not be sufficient to cover all losses arising from a cybersecurity incident.
Our Incident Response Plan establishes the framework for how we prepare for, detect, respond to and recover from cybersecurity incidents, including processes to triage, assess severity, escalate, contain, investigate, and remediate incidents, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The incident response team assesses the severity and priority of incidents. If a cybersecurity incident is determined to be material, our incident response processes define the steps to disclose such a material cybersecurity incident to the relevant stakeholders. Further, we conduct tabletop exercises to test and fortify the controls of our cybersecurity incident response program.
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

Governance
Our Board of Directors (the Board) considers risks from cybersecurity threats as part of its risk oversight function and has delegated to the Audit Committee of the Board oversight of cybersecurity and other information technology risks. As set forth in its charter, our Audit Committee, comprised fully of independent directors, is responsible for oversight of risk, including cybersecurity and information security risks. Our Audit Committee has established a Cybersecurity Steering Committee consisting of three independent directors, Laura Black (who serves as Chair of the Cybersecurity Steering Committee), Douglas Gilstrap and Joanne Solomon, as well as our Chief Information Officer (CIO), our Chief Information Security Officer (CISO) and other members of our management representing a variety of teams and functions including legal, finance, and internal audit. Members of our Cybersecurity Steering Committee have work experience managing cybersecurity and information security risks, an understanding of the cybersecurity threat landscape and knowledge of emerging privacy risks.
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
The Cybersecurity Steering Committee generally meets on a quarterly basis and receives reports from the CISO and CIO of our cybersecurity and information security risk management and strategies, covering topics such as data security posture, results from third-party assessments, progress towards key cybersecurity initiatives, incident response plan, and cybersecurity threat risks, incidents and developments. The Cybersecurity Steering Committee generally delivers reports and updates to the Audit Committee once a quarter.
The Audit Committee or, at the Audit Committee’s instruction, the Cybersecurity Steering Committee regularly briefs the full Board on these matters, and the Board receives regular updates on the status of the information security program, including but not limited to relevant cyber threats, roadmap and key initiative updates, and the identification and management of information security risks. Our full Board considers cybersecurity-related risks, dependencies, and resilience in connection with its oversight of our business strategy, and cybersecurity-related matters are incorporated into our business continuity planning. We have protocols by which certain cybersecurity incidents are escalated within the Company and, where appropriate, reported to the Audit Committee.
Our CISO, in coordination with our CIO and our Information Security team, is responsible for assessing and managing our material risks from cybersecurity threats and has primary responsibility for our overall cybersecurity risk management program and supervising both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our CISO has more than 10 years of experience in cybersecurity and information technology risk management, including at other public companies. He also has a degree in computer science. Our CIO has over 15 years of information technology experience, which includes managing information security systems, developing cybersecurity strategies and implementing effective information and cybersecurity programs.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the Nasdaq Global Select Market under the symbol (VIAV). As of July 25, 2026, we had 1,275 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
There were no shares repurchased under our stock repurchase plan of up to $300 million authorized by the Board of Directors in September 2022 (2022 Repurchase Plan) during the three months ended June 27, 2026, with remaining authorization of $168.4 million for future share repurchases. Refer to “Note 15. Stockholders' Equity” under Item 8 of this Annual Report on Form 10-K for more details.

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
The following graph and table set forth the total cumulative return, assuming reinvestment of dividends, on an investment of $100 in July 2021 and ending June 2026 in: (i) our Common Stock, (ii) the S&P 500 Index, (iii) the Nasdaq Stock Market (U.S.) Index and (iv) the Nasdaq Telecommunications Index. Historical stock price performance is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
7/2021
7/2022
6/2023
6/2024
6/2025
6/2026
VIAVI
S&P 500
Nasdaq Composite
Nasdaq Telecommunication

*$100 invested on 7/2/21 in stock or index.

	7/2021	7/2022	6/2023	6/2024	6/2025	6/2026
VIAVI	$100.00	$74.93	$64.85	$39.32	$57.24	$272.64
S&P 500	$100.00	$89.17	$105.53	$131.44	$150.59	$181.56
Nasdaq Composite	$100.00	$76.54	$95.69	$124.02	$142.78	$179.25
Nasdaq Telecommunications	$100.00	$72.96	$74.26	$73.22	$93.80	$103.12
ITEM 6.    [RESERVED]

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis summarizes the significant factors affecting our consolidated operating results, financial condition, liquidity and capital resources during the period ended June 27, 2026. Unless otherwise noted, all references herein for the years 2026, 2025 and 2024 represent the fiscal years ended June 27, 2026, June 28, 2025 and June 29, 2024, respectively. We intend for this discussion to provide the reader with information that will assist in understanding our financial statements, the changes in certain key items in those financial statements from year-to-year and the primary factors that accounted for those changes, as well as how certain accounting estimates affect our financial statements. Factors that could cause or contribute to these differences include those discussed below and in this Annual Report on Form 10-K, particularly in “Risk Factors” and “Forward-Looking Statements.”
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
OVERVIEW
VIAVI is a global leader in test and measurement and optical technologies. Our test and measurement, and resilient position, navigation and timing solutions enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications. In addition, we develop and advance technologies used in high-volume optical applications across anti-counterfeiting, consumer electronics, aerospace, industrial and automotive end markets.
To serve our markets, we operate the following business segments:
•Network and Service Enablement (NSE); and
•Optical Security and Performance Products (OSP).
During fiscal 2026, NSE revenue growth was mainly a result of strong demand for lab and production and field products, driven by the data center ecosystem and our acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business) as well as demand for our aerospace and defense products. OSP performance improved year-over-year driven by anti-counterfeiting and other products, which include government, industrial and automotive end markets products and 3D sensing.
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

Looking Ahead to 2027
As we look forward to fiscal 2027, we expect to continue to see growth in many of our traditional businesses. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
• Defend and consolidate leadership in core business segments;
• Invest in secular trends to drive growth and expand total addressable market (TAM); and
• Extend VIAVI technologies and platforms into lucrative adjacent markets and applications.
In 2025, the U.S. administration imposed additional broad-based tariffs under the International Emergency Economic Powers Act (IEEPA). In February 2026, the U.S. Supreme Court ruled that IEEPA did not authorize those tariffs, after which the administration imposed temporary replacement tariffs.
As of June 27, 2026, the Company had paid approximately $22.4 million of IEEPA tariffs and had received and recognized approximately $1.5 million of refunds related to eligible IEEPA tariffs. Subsequent to June 27, 2026, the Company received approximately $11.0 million of additional refunds, comprised primarily of tariff refunds and related statutory interest associated with previously submitted IEEPA refund claims, which were not recognized as of June 27, 2026 because the recognition criteria for contingent gains had not been met as of the balance sheet date.
The global tariff environment continues to evolve, and these tariffs, as well as any other tariffs or other trade actions affecting China or other jurisdictions relevant to VIAVI, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. We continue to take actions to optimize our supply chain, control costs and implement pricing actions to mitigate the impact of evolving tariff policies.
FINANCIAL HIGHLIGHTS
Our fiscal 2026 results included the following notable items:
•Net revenue of $1.5 billion, up $434.0 million or 40.0% year-over-year
•GAAP operating margin of 6.9%, up 160 bps year-over-year
•Non-GAAP operating margin of 20.6%, up 630 bps year-over-year
•GAAP diluted EPS of $(0.13), down $0.28 or 186.7% year-over-year
•Non-GAAP diluted EPS of $1.00, up $0.53 or 112.8% year-over-year
In fiscal 2026, VIAVI continued to grow across many of our product segments. Net revenue of $1.5 billion was up $434.0 million compared to fiscal 2025, primarily from strong demand for lab and production and field products, driven by the data center ecosystem, our acquisition of Spirent’s HSE and CE business as well as demand for our aerospace and defense products, which was partially offset by a decline in spend for wireless products. Our acquisitions of Spirent’s HSE and CE business and Inertial Labs contributed $145.0 million and $86.1 million, respectively, of net revenue in fiscal 2026. OSP performance improved year-over-year driven by anti-counterfeiting and other products and 3D sensing.
VIAVI's fiscal 2026 GAAP operating margin of 6.9% was up 160 bps compared to fiscal 2025 primarily due to higher volumes and favorable product mix, partially offset by the increase in intangible amortization. Non-GAAP operating margin of 20.6% increased 630 basis points primarily due to the increase in revenue, partially offset by higher operating expenses.
GAAP diluted EPS of $(0.13) decreased $0.28 from fiscal 2025 primarily due to the loss on debt extinguishments in fiscal 2026 and a $25.0 million release of valuation allowance related to our acquisition of Inertial Labs in fiscal 2025. Non-GAAP diluted EPS of $1.00 increased $0.53 from fiscal 2025 due primarily to the increase in revenue.
In fiscal 2026, we generated $113.9 million in operating cash flow and deployed $31.1 million or 2.0% of revenue towards capital expenditures. We also expended $399.3 million towards the acquisition of Spirent’s HSE and CE business and issued 12.8 million shares of our common stock pursuant to an underwritten public offering for net proceeds of $557.1 million.

Beginning in the fourth quarter of fiscal 2026, the Company modified its non-GAAP presentation to exclude employer payroll taxes related to stock-based compensation. Consistent with this modification, employer payroll taxes related to stock-based compensation are no longer allocated to the Company's segment results. Prior-period non-GAAP financial measures and segment results have been recast to conform to the current presentation. Management believes excluding employer payroll taxes related to stock-based compensation aligns the treatment of these taxes, which are highly variable, with the underlying stock-based compensation expense and provides a more consistent measure of operating performance. Accordingly, this modification is intended to enhance investors’ understanding of the Company’s operating performance. These changes have no impact on any of the Company’s previously reported U.S. GAAP results.
A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Years Ended
	June 27, 2026		June 28, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$105.1	6.9%	$57.5	5.3%
Stock-based compensation	55.4	3.6%	53.1	4.9%
Employer payroll tax on employee share-based awards	2.7	0.2%	1.3	0.1%
Change in fair value of contingent consideration	33.0	2.2%	(8.3)	(0.8)%
Acquisition and integration related charges	12.6	0.8%	22.3	2.1%
Other charges unrelated to core operating performance(1)	14.2	1.0%	1.3	0.1%
Amortization of acquisition related inventory step-up	6.1	0.4%	4.3	0.4%
Amortization of intangibles	67.9	4.5%	24.3	2.2%
Restructuring and related charges	15.9	1.0%	0.7	0.1%
Litigation settlement	—	—%	(1.3)	(0.1)%
Total related to Cost of Revenues and Operating Expenses	207.8	13.7%	97.7	9.0%
Non-GAAP measures	$312.9	20.6%	$155.2	14.3%

	Years Ended
	June 27, 2026		June 28, 2025
	Net (Loss) Income	Diluted EPS	Net Income	Diluted EPS
GAAP measures	$(30.4)	$(0.13)	$34.8	$0.15
Items reconciling GAAP Net (Loss) Income and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	55.4	0.23	53.1	0.23
Employer payroll tax on employee share-based awards	2.7	0.01	1.3	0.01
Change in fair value of contingent consideration	33.0	0.14	(8.3)	(0.03)
Acquisition and integration related charges	12.6	0.05	22.3	0.10
Other charges unrelated to core operating performance(1)	14.2	0.06	1.3	0.01
Amortization of acquisition related inventory step-up	6.1	0.02	4.3	0.02
Amortization of intangibles	67.9	0.28	24.3	0.11
Restructuring and related charges	15.9	0.07	0.7	—
Litigation settlement	—	—	(1.3)	(0.01)
Non-cash interest expense and other expense(2)	57.0	0.23	4.7	0.02
Provision for (benefit from) income taxes	9.4	0.04	(30.5)	(0.14)
Total related to Net Income and EPS	274.2	1.13	71.9	0.32
Non-GAAP measures	$243.8	$1.00	$106.7	$0.47
Shares used in per share calculation for Non-GAAP EPS		242.9		225.7
(1) Included in the year ended June 27, 2026 are $4.8 million of losses on disposal of long-lived assets, $2.1 million charge for restoration services for a VIAVI facility impacted by a fire, $0.4 million of accelerated depreciation and other charges unrelated to core operating performance. Included in the year ended June 27, 2025 is a gain of $0.9 million on the sale of assets previously classified as held for sale and other charges unrelated to core operating performance.
(2) The Company incurred a loss of $56.7 million for the year ended June 27, 2026 in connection with the extinguishment of certain 1.625% Senior Convertible Notes and prepayments of the Term Loan B.

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
 Cost of revenues, costs of research and development and costs of selling, general and administrative: The Company’s GAAP presentation of gross margin and operating expenses may include (i) additional depreciation and amortization from changes in estimated useful life and the write-down of certain property, plant and equipment and intangibles, (ii) charges such as severance, benefits and outplacement costs related to restructuring plans with a specific and defined term, (iii) costs for facilities not required for ongoing operations, and costs related to the relocation of certain equipment from these facilities and/or contract manufacturer facilities, (iv) stock-based compensation, including related employer payroll taxes, (v) amortization expense related to acquired intangibles, (vi) amortization expense related to acquisition related inventory step-up, (vii) changes in fair value of contingent consideration liabilities, (viii) acquisition related transaction and integration costs related to acquired entities, (ix) significant legal settlements and other contingencies and (x) other charges unrelated to our core operating performance comprised mainly of other costs and contingencies unrelated to current and future operations, including transformational initiatives such as the implementation of simplified automated processes, site consolidations and reorganizations. The Company excludes these items in calculating non-GAAP operating margin, non-GAAP net income and non-GAAP EPS.
Non-cash interest expense and other expense: The Company excludes certain non-cash interest and other expenses, including loss on debt extinguishment, accretion of debt discount, and other non-cash activities that management believes are not reflective of such ordinary, ongoing and core operating activities, when calculating non-GAAP net income and non-GAAP EPS.
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

RESULTS OF OPERATIONS
This section of this Annual Report on Form 10-K generally discusses the results of operations for the fiscal years ended June 27, 2026 and June 28, 2025 and year-to-year comparisons between such fiscal years. Discussions of the year-to-year comparisons between the fiscal years ended June 28, 2025 and June 29, 2024, that are not included in this Annual Report on Form 10-K, can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 28, 2025.
The results of operations for the current period are not necessarily indicative of results to be expected for future periods.
The following table summarizes selected Consolidated Statements of Operations items as a percentage of net revenue:

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Segment net revenue:
Network and Service Enablement	77.9%	71.6%	70.2%
Optical Security and Performance Products	22.1	28.4	29.8
Net revenue	100.0	100.0	100.0
Cost of revenues	39.3	40.9	41.0
Amortization of acquired technologies	3.0	1.8	1.4
Gross profit	57.7	57.3	57.6
Operating expenses:
Research and development	17.3	19.3	20.2
Selling, general and administrative	30.9	32.2	33.3
Amortization of other intangibles	1.5	0.4	0.6
Restructuring and related charges	1.1	0.1	1.4
Total operating expenses	50.8	52.0	55.5
Income from operations	6.9	5.3	2.1
Loss on debt extinguishment	(3.7)	—	—
Interest and other income, net	1.0	1.1	2.2
Interest expense	(3.1)	(2.8)	(3.1)
Income before income taxes and equity investment earnings	1.1	3.6	1.2
Provision for income taxes	3.1	0.4	3.8
Equity investment earnings	—	—	—
Net (loss) income	(2.0)%	3.2%	(2.6)%

Financial Data for Fiscal 2026, 2025 and 2024
The following table summarizes selected Consolidated Statement of Operations items (in millions):

	2026	2025	Change	Percent Change	2025	2024	Change	Percent Change
Segment net revenue:
NSE	$1,182.9	$776.6	$406.3	52.3%	$776.6	$702.0	$74.6	10.6%
OSP	335.4	307.7	27.7	9.0%	307.7	298.4	9.3	3.1%
Net revenue	$1,518.3	$1,084.3	$434.0	40.0%	$1,084.3	$1,000.4	$83.9	8.4%

Amortization of acquired technologies	$45.4	$19.5	$25.9	132.8%	$19.5	$13.8	$5.7	41.3%
Percentage of net revenue	3.0%	1.8%			1.8%	1.4%

Gross profit	$875.4	$621.1	$254.3	40.9%	$621.1	$575.9	$45.2	7.8%
Gross margin	57.7%	57.3%			57.3%	57.6%

Research and development	$262.7	$208.7	$54.0	25.9%	$208.7	$201.9	$6.8	3.4%
Percentage of net revenue	17.3%	19.3%			19.3%	20.2%

Selling, general and administrative	$469.2	$349.4	$119.8	34.3%	$349.4	$333.3	$16.1	4.8%
Percentage of net revenue	30.9%	32.2%			32.2%	33.3%

Amortization of other intangibles	$22.5	$4.8	$17.7	368.8%	$4.8	$6.3	$(1.5)	(23.8)%
Percentage of net revenue	1.5%	0.4%			0.4%	0.6%

Restructuring and related charges	$15.9	$0.7	$15.2	2,171.4%	$0.7	$13.6	$(12.9)	(94.9)%
Percentage of net revenue	1.1%	0.1%			0.1%	1.4%

Loss on debt extinguishment	$(56.7)	$—	$(56.7)	NM	$—	$—	$—	—%
Percentage of net revenue	(3.7)%	—%			—%	—%

Interest and other income, net	$15.3	$11.1	$4.2	37.8%	$11.1	$21.7	$(10.6)	(48.8)%
Percentage of net revenue	1.0%	1.1%			1.1%	2.2%

Interest expense	$(47.4)	$(30.0)	$(17.4)	58.0%	$(30.0)	$(30.9)	$0.9	(2.9)%
Percentage of net revenue	(3.1)%	(2.8)%			(2.8)%	(3.1)%

Provision for income taxes	$47.5	$4.4	$43.1	979.5%	$4.4	$37.4	$(33.0)	(88.2)%
Percentage of net revenue	3.1%	0.4%			0.4%	3.8%

Equity investment earnings	$0.8	$0.6	$0.2	33.3%	$0.6	$—	$0.6	NM
Percentage of net revenue	—%	—%			—%	—%
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
The Results of Operations are presented in accordance with U.S. GAAP and not using constant dollars. If currency exchange rates had been constant in fiscal 2026 and 2025, our consolidated net revenue in “constant dollars” would have decreased by $10.4 million, or 0.7% of net revenue for fiscal 2026, which primarily impacted our NSE segment. The impact of foreign currency fluctuations on net revenue was not indicative of the impact on net income due to the offsetting foreign currency impact on operating costs and expenses. If currency exchange rates had been constant in fiscal 2026 and 2025, our consolidated operating expenses in “constant dollars” would have decreased by $10.8 million for fiscal 2026.
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
Net revenue increased $434.0 million, or 40.0%, during fiscal 2026 when compared to fiscal 2025. This increase was primarily from strong demand for lab and production and field products, driven by the data center ecosystem, our acquisition of Spirent’s HSE and CE business as well as demand for our aerospace and defense products, which was partially offset by a decline in spend for wireless products. Our acquisition of Spirent’s HSE and CE business contributed $145.0 million of net revenue in fiscal 2026 and Inertial Labs contributed $86.1 million of net revenue in fiscal 2026. OSP performance improved year-over-year driven by anti-counterfeiting and other products and 3D sensing.
Product revenues increased $412.6 million, or 45.2%, during fiscal 2026 when compared to fiscal 2025, driven by volume increases in NSE and OSP.
Service revenues increased $21.4 million, or 12.4%, during fiscal 2026 when compared to fiscal 2025, driven by a volume increase in NSE.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Years Ended
	June 27, 2026		June 28, 2025		June 29, 2024
Americas:
United States	$577.9	38.1%	$356.0	32.8%	$325.4	32.5%
Other Americas	105.1	6.9%	69.2	6.4%	65.3	6.6%
Total Americas	$683.0	45.0%	$425.2	39.2%	$390.7	39.1%

Asia-Pacific:
Greater China	$258.8	17.0%	$215.1	19.8%	$194.0	19.4%
Other Asia-Pacific	211.1	13.9%	164.5	15.2%	152.5	15.2%
Total Asia-Pacific	$469.9	30.9%	$379.6	35.0%	$346.5	34.6%

EMEA:	$365.4	24.1%	$279.5	25.8%	$263.2	26.3%

Total net revenue	$1,518.3	100.0%	$1,084.3	100.0%	$1,000.4	100.0%
Net revenue from customers outside the Americas for fiscal 2026, represented 55.0% of net revenue, a decrease of 5.8 percentage points year-over-year. We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and a focus for net revenue growth opportunities.

Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues for fiscal 2026 increased $25.9 million, or 132.8%, to $45.4 million from $19.5 million in fiscal 2025. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business of $19.1 million and $8.9 million higher amortization for Inertial Labs, partially offset by certain intangibles becoming fully amortized.
Gross Margin
Gross margin in fiscal 2026 increased 0.4 percentage points to 57.7% from 57.3% in fiscal 2025. This increase was primarily driven by the higher volume and favorable product mix offset by an increase in amortization of intangibles.
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
Research and Development
Research and Development (R&D) expense increased $54.0 million, or 25.9%, during fiscal 2026 compared to fiscal 2025. This increase was primarily due to incremental cost from the acquisition of Spirent’s HSE and CE business of $30.4 million, higher variable expenses and a full year of expense for Inertial Labs. As a percentage of net revenue, R&D expense decreased 2.0 percentage points during fiscal 2026 when compared to fiscal 2025.
We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased $119.8 million, or 34.3%, in fiscal 2026 compared to fiscal 2025. This increase was primarily due to the change in fair value of acquisition related contingent consideration of $41.3 million, the incremental cost from the acquisition of Spirent’s HSE and CE business of $28.6 million, higher variable expenses and a full year of expense for Inertial Labs. As a percentage of net revenue, SG&A decreased 1.3 percentage points in fiscal 2026 when compared to 2025.
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
Amortization of Other Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses for fiscal 2026 increased $17.7 million, or 368.8%, to $22.5 million from $4.8 million in fiscal 2025. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business of $17.2 million and $2.6 million higher amortization for Inertial Labs, partially offset by certain intangibles becoming fully amortized.

Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions.
During the third quarter of fiscal 2026, management approved a restructuring and workforce reduction plan (the Fiscal 2026 Plan) across our NSE and OSP segments and Corporate functions intended to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and includes integration of recently acquired businesses. The Fiscal 2026 Plan includes a global workforce reduction, facilities rationalization and asset write-offs. The Company expects approximately 5% of its global workforce to be affected. We estimate annualized gross cost savings of approximately $30.0 million upon completion of the Fiscal 2026 plan, excluding any one-time charges, as a result of the restructuring activities. The Company anticipates the Fiscal 2026 Plan to be substantially complete by the end of calendar year 2026.
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across various functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Fiscal 2024 Plan affected approximately 7% of its global workforce and resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges. The Fiscal 2024 Plan was completed during fiscal 2026.
The restructuring and workforce reduction plan, initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities, was completed during fiscal 2025. The Fiscal 2023 Plan affected approximately 5% of the Company's workforce and resulted in an estimated annualized gross cost savings of approximately $25.0 million excluding any one-time charges.
As of June 27, 2026, our total restructuring accrual was $6.5 million. During fiscal 2026, we recorded restructuring charges of $16.4 million related to the Fiscal 2026 Plan and a benefit of $0.5 million related to the Fiscal 2024 Plan. During fiscal 2025, we recorded restructuring charges of $0.9 million related to the Fiscal 2024 Plan and a benefit of $0.2 million related to the Fiscal 2023 Plan. During fiscal 2024, we recorded restructuring charges of $14.8 million related to the Fiscal 2024 Plan and a benefit of $1.2 million related to the Fiscal 2023 Plan. Restructuring charges consisting of severance, benefit and outplacement costs were recorded to the Restructuring and related charges line within our Consolidated Statements of Operations.
We estimate future cash payments of $6.5 million under the Fiscal 2026 Plan, funded by operating cash flow.
Refer to “Note 13. Restructuring and Related Charges” under Item 8 of this Annual Report on Form 10-K for more information.
Loss on Debt Extinguishment
During fiscal 2026, the Company prepaid the entire $600.0 million under the Term Loan Credit Agreement resulting in the loan being fully repaid. The prepayments were accounted for as extinguishments, with the carrying amount of the debt prepaid, including the unamortized debt issuance costs, derecognized, and any difference between the reacquisition price and the carrying amount recognized as a loss on debt extinguishment. The total loss from the prepayments was $14.2 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations. The Company also entered into separate privately-negotiated agreements with certain holders of its 1.625% Senior Convertible Notes due 2026 (2026 Notes). The Company issued 7.9 million shares of its common stock for $103.5 million principal amount of the 2026 Notes in December 2025. The Company also issued $100.9 million aggregate principal amount of its 0.625% Senior Convertible Notes due 2031 (2031 Notes) to certain holders of the 2026 Notes in exchange for $97.5 million principal amount of the 2026 Notes in August 2025. These 2026 Notes exchange transactions were accounted for as extinguishments which resulted in the write-off of unamortized debt discount and issuance costs of $1.6 million on the extinguished notes. Accrued interest of $0.7 million on the 2026 Notes was included in the exchange for the 2031 Notes. The total loss from these extinguishments was $56.7 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.

Interest and Other Income, Net
Interest and other income, net was $15.3 million in fiscal 2026 as compared to $11.1 million in fiscal 2025. This $4.2 million increase was primarily driven by an increase in other income related to an adjustment to a financing obligation and an increase in interest income due to higher cash balance, partially offset by an unfavorable foreign exchange impact as the balance sheet hedging program provided a less favorable offset to the remeasurement of underlying foreign exchange exposures during the current period.
Interest Expense
Interest expense increased $17.4 million, or 58.0%, during fiscal 2026 compared to fiscal 2025. This increase was primarily a result of higher outstanding debt with higher average interest rates as a result of the issuance of Term Loan B and additional amortization of debt issuance costs in the current period, partially offset by a decrease in the accretion of debt discount on the 2026 Notes as a result of the debt extinguishments as well as settlement at maturity during the current period.
Provision for Income Tax
We recorded an income tax provision of $47.5 million for fiscal 2026. The expected tax provision derived by applying the federal statutory rate to our income before income taxes for fiscal 2026 differed from the income tax expense recorded primarily due to valuation allowance, withholding taxes, foreign tax rates that differ from the federal statutory rate and the U.S. inclusion of foreign earnings.
Based on a jurisdiction-by-jurisdiction review of anticipated future income and due to the continued economic uncertainty in the industry, management determined that in the U.S., it is more likely than not that our net deferred tax assets will not be realized. During fiscal 2026, the valuation allowance for deferred tax assets decreased by $27.4 million, primarily due to a reduction in our deferred tax assets resulting from the expiration and usage of federal NOLs in the U.S.
The increase in income tax provision of $43.1 million during fiscal 2026 was due primarily to a $7.3 million provision related to the remeasurement of German deferred tax assets and liabilities as a result of changes in the applicable German tax rates, and the absence of a $25.0 million non-recurring benefit recognized in fiscal 2025 from the release of valuation allowance related to our acquisition of Inertial Labs.
We are routinely subject to various federal, state and foreign audits by taxing authorities. We believe that adequate amounts have been provided for any adjustments that may result from these examinations.
Operating Segment Information
Information related to our operating segments was as follows (in millions):

	2026	2025	Change	Percentage Change	2025	2024	Change	Percentage Change
NSE
Net revenue	$1,182.9	$776.6	$406.3	52.3%	$776.6	$702.0	$74.6	10.6%
Gross profit	762.0	488.0	274.0	56.1%	488.0	439.7	48.3	11.0%
Gross margin	64.4%	62.8%			62.8%	62.6%
Operating income	$190.0	$42.6	$147.4	346.0%	$42.6	$8.7	$33.9	389.7%
Operating margin	16.1%	5.5%			5.5%	1.2%

OSP
Net revenue	$335.4	$307.7	$27.7	9.0%	$307.7	$298.4	$9.3	3.1%
Gross profit	175.2	163.6	11.6	7.1%	163.6	155.0	8.6	5.5%
Gross margin	52.2%	53.2%			53.2%	51.9%
Operating income	$122.9	$112.6	$10.3	9.1%	$112.6	$107.3	$5.3	4.9%
Operating margin	36.6%	36.6%			36.6%	36.0%

Network and Service Enablement
NSE net revenue increased $406.3 million, or 52.3% during fiscal 2026 when compared to fiscal 2025. This increase was primarily driven by higher volume in Lab and Production ($145.0 million contributed by our acquisition of Spirent’s HSE and CE business), Aerospace and Defense ($86.1 million contributed by Inertial Labs during fiscal 2026 compared to $25.2 million in fiscal 2025), partially offset by lower volume in Wireless.
NSE gross margin increased by 1.6 percentage points during fiscal 2026 to 64.4% from 62.8% in fiscal 2025. This increase was primarily due to higher volume and favorable product mix.
NSE operating margin increased by 10.6 percentage points during fiscal 2026 to 16.1% from 5.5% in fiscal 2025 primarily due to higher volume resulting in operating leverage.
Optical Security and Performance Products
OSP net revenue increased $27.7 million, or 9.0%, during fiscal 2026 when compared to fiscal 2025. This increase was primarily driven by higher anti-counterfeiting and other products and 3D sensing revenues.
OSP gross margin decreased by 1.0 percentage point during fiscal 2026 to 52.2% from 53.2% in fiscal 2025 primarily due to unfavorable product mix.
OSP operating margin remained flat during fiscal 2026 at 36.6% primarily due to the aforementioned decrease in gross margin, offset by lower operating expenses as a percentage of segment revenue.
Liquidity and Capital Resources
We believe our existing liquidity and sources of liquidity, namely operating cash flows, credit facility capacity, and access to capital markets, will continue to be adequate to meet our liquidity needs, including but not limited to, contractual obligations, working capital and capital expenditure requirements, contingent consideration liabilities, financing strategic initiatives, funding debt maturities and executing purchases under our share repurchase program over the next twelve months and beyond. However, there are a number of factors that could positively or negatively impact our liquidity position, including:
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
•Volatility of our stock price and/or equity markets;
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
•Principal payment obligations of our 3.75% Senior Notes due 2029 and 0.625% Senior Convertible Notes due 2031 (together the “Notes”) and covenants that restrict our debt level and credit facility capacity;
•Issuance or repurchase of debt which may include open market purchases of the Notes prior to their maturity;
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
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments consist mainly of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive income (loss) and are reported as a separate component of stockholders’ equity. As of June 27, 2026, U.S. entities owned approximately 45.8% of our cash and cash equivalents, short-term investments and restricted cash.
As of June 27, 2026, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless, we could realize investment losses under adverse market conditions. During the twelve months ended June 27, 2026, we have not realized material investment losses but can provide no assurance that the value or the liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
Senior Secured Asset-Based Revolving Credit Facility
On December 30, 2021, we entered into a credit agreement (the Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo) as administrative agent and other lender-related parties. The Credit Agreement provides for a senior secured asset-based revolving credit facility. On October 16, 2025, we amended the Credit Agreement to reduce the commitment from a maximum aggregate amount of $300.0 million to $200.0 million to be in line with borrowing base availability and extend the maturity from December 30, 2026 to October 16, 2030. The Credit Agreement also provides that, under certain circumstances, we may increase the aggregate amount of revolving commitments thereunder by an aggregate amount of up to $100.0 million so long as certain conditions are met.
As of June 27, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $183.1 million, net of outstanding standby letters of credit of $3.8 million.
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

During the fourth quarter of fiscal 2026, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period July 1, 2026 to September 30, 2026. As a result, the $244.8 million carrying value of the 2031 Notes has been classified as short-term debt.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Term Loan B
On October 16, 2025, the Company entered into a Term Loan Credit Agreement with Wells Fargo, as administrative agent, and certain lender-related parties. The Term Loan Credit Agreement provided for a senior secured term loan of $600.0 million maturing on October 16, 2032. The proceeds from the term loans under the Term Loan Credit Agreement were used to finance a portion of the acquisition of Spirent’s HSE and CE business, acquisition related expenses and will be used for general corporate purposes. During fiscal 2026, the Company voluntarily prepaid the entire $600.0 million outstanding principal balance under the Term Loan Credit Agreement. The prepayments were accounted for as extinguishments, with the carrying amount of the debt prepaid, including the unamortized debt issuance costs, derecognized, and any difference between the reacquisition price and the carrying amount recognized as a loss on debt extinguishment. The total loss from the prepayments was $14.2 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.
Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
Contingent Consideration
As of June 27, 2026, the fair value of the contingent consideration liability for Inertial Labs was $76.9 million with $58.5 million and $18.4 million included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.
Public Offering
On May 21, 2026, the Company completed an underwritten public offering of 12.8 million shares of our common stock (including the exercise in full by the underwriters of their 30-day option to purchase up to 1.7 million additional shares of common stock) at a public offering price of $45.00 per share. The net proceeds from the offering were approximately $557.7 million, after deducting the underwriting discounts and commissions of $17.3 million. The Company also incurred transaction expenses of $0.6 million recorded as a reduction of Additional paid-in capital on the Consolidated Balance Sheets. The Company used the net proceeds of the offering to prepay the remaining $450.0 million aggregate principal amount of the Term Loan B. The excess net proceeds will be used to fund working capital or for other general corporate purposes.
Cash Flows Year Ended June 27, 2026
As of June 27, 2026, our combined balance of cash and cash equivalents and restricted cash increased by $227.7 million to $659.8 million from a balance of $432.1 million as of June 28, 2025.
Cash provided by operating activities was $113.9 million, consisting of net loss of $30.4 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items), and changes in deferred tax balances which totaled $300.8 million, offset by changes in operating assets and liabilities that used $156.5 million. Changes in our operating assets and liabilities related primarily to an increase in accounts receivable of $94.9 million due to billings outpacing collections, a decrease in accrued expenses and other current and non-current liabilities of $60.4 million due primarily to a contingent consideration payment and restructuring payments, an increase in inventory of $49.0 million related to demand changes and an increase in other current and non-current assets of $21.7 million. These were partially offset by an increase in accrued payroll and related expenses of $34.9 million due primarily to variable pay, an increase in accounts payable of $24.0 million driven by timing of purchases and related payments, an increase in deferred revenue of $7.9 million due to timing of support billings and project acceptances and an increase in income taxes payable of $2.7 million.
Cash used in investing activities was $426.8 million, primarily resulting from $399.3 million used for the acquisition of Spirent’s HSE and CE business, $31.1 million used for capital expenditures, partially offset by $4.0 million in proceeds from sales of assets.

Cash provided by financing activities was $541.0 million, primarily resulting from $600.0 million in proceeds from the issuance of a Term Loan B, $575.0 million in proceeds from the issuance of common stock pursuant to an underwritten public offering, $149.1 million in proceeds from the issuance of the 2031 Notes and $6.5 million in proceeds from the issuance of common stock under our employee stock purchase plan. These were partially offset by $649.0 million of debt payments, $40.7 million of debt and equity issuance costs paid, $30.0 million cash paid to repurchase common stock under our share repurchase program, $29.8 million contingent consideration payment, $24.9 million in withholding tax payments on the vesting of restricted stock and performance-based awards, $13.9 million paid for acquisition related holdback liabilities and $1.3 million in other financing activities.
Material Contractual and Cash Obligations
The following summarizes our material contractual obligations at June 27, 2026, and the effect such obligations are expected to have on our liquidity and cash flow over the next five years (in millions):

	Payments due by period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Asset retirement obligations—expected cash payments	$5.1	$1.0	$1.8	$1.3	$1.0
Debt:
2029 3.75% Senior Notes(1)	400.0	—	—	400.0	—
2031 0.625% Senior Convertible Notes(1)	250.0	—	—	250.0	—
Estimated interest payments	63.0	17.3	42.1	3.6	—
Purchase obligations(2)	266.9	210.8	55.5	0.6	—
Operating lease obligations(3)	51.5	12.6	20.4	10.2	8.3
Non-cancelable leaseback obligations(2)	16.8	3.2	5.3	5.4	2.9
Pension and post-retirement benefit payments(4)	60.7	6.8	13.3	12.0	28.6
Total	$1,114.0	$251.7	$138.4	$683.1	$40.8
(1) Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.
(2) Refer to “Note 18. Commitments and Contingencies” under Item 8 of this Annual Report on Form 10-K for more information.
(3) Refer to “Note 12. Leases” under Item 8 of this Annual Report on Form 10-K for more information.
(4) Refer to “Note 17. Employee Pension and Other Benefit Plans” under Item 8 of this Annual Report on Form 10-K for more information.
Purchase obligations represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Of the $266.9 million of purchase obligations as of June 27, 2026, $144.7 million are related to inventory and the other $122.2 million are non-inventory items.
As of June 27, 2026, our other non-current liabilities primarily relate to asset retirement obligations, pension and financing obligations which are presented in various lines in the preceding table.
Share Repurchase Program
During fiscal 2026, we repurchased 2.7 million shares of our common stock outstanding for $30.0 million pursuant to our 2022 Share Repurchase Plan. As of June 27, 2026, the Company had remaining authorization of $168.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders Equity” under Item 8 of this Annual Report on Form 10-K for more information.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements, as such term is defined in rules promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors, other than the guarantees discussed in “Note 18. Commitments and Contingencies” under Item 8 of this Annual Report on Form 10-K for more information.

Employee Equity Incentive Plan
Our stock-based benefit plans are a broad-based, long-term retention program that is intended to attract and retain employees and align stockholder and employee interests. Refer to “Note 16. Stock-Based Compensation” under Item 8 of this Annual Report on Form 10-K for more information.
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
As of June 27, 2026, the U.K. plan was fully funded, while the Indian plan was partially funded. During fiscal 2026, the Company contributed £0.8 million or approximately $1.0 million, while in fiscal 2025, the Company contributed £1.0 million or approximately $1.3 million to its U.K. pension plan. During fiscal 2026, the Company contributed Rs90.7 million or $1.0 million, while in fiscal 2025, the Company contributed Rs16.4 million or approximately $0.2 million to its Indian plan. These contributions allowed us to comply with regulatory funding requirements.
As of June 27, 2026, our German pension plans, which were initially established as unfunded or “pay-as-you-go” plans, were underfunded by $59.6 million since the projected benefit obligation (PBO) exceeded the fair value of plan assets. We anticipate future annual outlays related to the German plans will approximate estimated future benefit payments. These future benefit payments have been estimated based on the same actuarial assumptions used to measure our PBO and currently are forecasted to range between $4.0 million and $5.1 million per annum.
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

Business Combinations - Valuation of Intangible Assets
Accounting for business combinations requires significant judgment in determining the estimated fair values assigned to identifiable assets acquired and liabilities assumed. The valuation of acquired identifiable intangible assets is inherently subjective and requires management to make estimates regarding future operating results and market participant assumptions. Significant assumptions used in valuing customer relationships include projected revenues, projected expenses, contributory asset charges, discount rate, income tax rate and customer attrition rate. Significant assumptions used in valuing developed technology include projected revenues, royalty rate, discount rate, income tax rate and technology obsolescence rate. Changes in these assumptions could materially affect the estimated fair values assigned to acquired intangible assets and goodwill, as well as future amortization expense.
Contingent Purchase Consideration
For contingent purchase consideration, the fair value of such liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement. The estimates used to determine the fair value of the contingent consideration liability are subject to significant judgment and given the inherent uncertainties in making these estimates, actual results are likely to differ from the amounts originally recorded and could be materially different.
Post-retirement benefit obligation (PBO)
A key actuarial assumption in calculating the net periodic cost and the PBO is the discount rate. Changes in the discount rate impact the interest cost component of the net periodic benefit cost calculation and PBO due to the fact that the PBO is calculated on a net present value basis. Decreases in the discount rate will generally increase pre-tax cost, recognized expense and the PBO. Increases in the discount rate tend to have the opposite effect. We estimate a 50-basis point decrease or increase in the discount rate would cause a corresponding increase or decrease, respectively, in the PBO of approximately $3.5 million based upon data as of June 27, 2026.

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
As of June 27, 2026, we had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $1.6 million and $2.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 27, 2026 and June 28, 2025. As of June 27, 2026 and June 28, 2025, the notional amounts of the forward contracts that we held to purchase foreign currencies were $66.2 million and $60.4 million, respectively, and the notional amounts of forward contracts that we held to sell foreign currencies were $38.9 million and $24.1 million, respectively.
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
As of June 27, 2026, the Company’s short-term investments of $2.0 million were primarily related to the deferred compensation plan invested in equity securities.
Debt
The fair value of our 2029 Notes is subject to interest rate risk while the fair value of our 2031 Notes is subject to interest rate and market price risk due to the convertible feature of the notes and other factors. Generally, the fair value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The fair value of the 2031 Notes may also increase as the market price of our stock rises and decrease as the market price of our stock falls. Changes in interest rates and our stock price in the case of convertible notes affect the fair value of the Notes but does not impact our financial position, cash flows or results of operations.
Based on quoted market prices, as of June 27, 2026, the fair value of the 2029 Notes was $381.8 million and the fair value of the 2031 Notes was $889.1 million. As of June 27, 2026, the carrying value of the 2029 Notes was $397.1 million and the carrying value of the 2031 Notes was $244.8 million. Refer to “Note 11. Debt” under Item 8 of this Annual Report on Form 10-K for more information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Viavi Solutions Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Viavi Solutions Inc. and its subsidiaries (the "Company") as of June 27, 2026 and June 28, 2025, and the related consolidated statements of operations, of comprehensive (loss) income, of stockholders’ equity and of cash flows for each of the three years in the period ended June 27, 2026, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 27, 2026 and June 28, 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 27, 2026 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 27, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Revenue Recognition - Network and Service Enablement Reportable Segment

As described in Notes 1 and 19 to the consolidated financial statements, the Company had $1,518.3 million of total net revenue for the year ended June 27, 2026, of which $1,182.9 million related to the Network and Service Enablement reportable segment. Revenue is recognized at the point in time control is transferred to the customer. For hardware sales, transfer of control to the customer typically occurs at the point the product is shipped or delivered to the customer’s designated location. For software license sales, transfer of control to the customer typically occurs upon shipment, electronic delivery, or when the software is available for download by the customer. For sales of implementation service and solution contracts or in instances where software is sold along with essential installation services, transfer of control occurs and revenue is typically recognized upon customer acceptance.

The principal consideration for our determination that performing procedures relating to revenue recognition for the Network and Service Enablement reportable segment is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s revenue recognition.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls over the recognition of revenue for the Network and Service Enablement reportable segment. These procedures also included, among others, for the Network and Service Enablement reportable segment (i) testing the revenue recognized, on a sample basis, by obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, and payment receipts, and recalculating revenue recognized; (ii) confirming outstanding customer invoice balances as of June 27, 2026, on a sample basis, and, for confirmations not returned, obtaining and inspecting source documents, such as contracts, invoices, evidence of transfer of control, subsequent payment receipts, and other source documents to support collectability of outstanding customer invoice balances; (iii) testing the issuance of credit memos, on a sample basis, by obtaining and inspecting source documents, such as credit memos, original invoices, and re-issued invoices; and (iv) testing the timing of revenue recognition, on a sample basis, for revenue transactions that occurred near period end by obtaining and inspecting source documents, such as invoices, evidence of transfer of control, and payment receipts.

Acquisition of Spirent Communications plc’s High-speed Ethernet, Network Security and Channel Emulation Testing Business – Valuation of Customer Relationships and Certain Developed Technology

As described in Note 5 to the consolidated financial statements, on October 16, 2025, the Company acquired Spirent Communications plc’s high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business). The total purchase consideration was $399.3 million. Of the identified intangible assets acquired, management recorded $162.3 million of customer relationships and $134.8 million of developed technology, a significant portion of which relates to certain developed technology. Management valued customer relationships using the multi-period excess earnings method and valued developed technology using the relief-from-royalty method. Management’s significant assumptions related to customer relationships included projected revenues, projected expenses, contributory asset charges, discount rate, income tax rate, and customer attrition rate. Management’s significant assumptions related to developed technology included projected revenues, royalty rate, discount rate, income tax rate, and technology obsolescence rate.

The principal considerations for our determination that performing procedures relating to the valuation of customer relationships and certain developed technology acquired in the acquisition of the HSE and CE business is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of customer relationships and certain developed technology acquired; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to projected revenues, projected expenses, contributory asset charges, discount rate, and customer attrition rate for customer relationships and projected revenues, royalty rate, discount rate, and technology obsolescence rate for certain developed technology; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of customer relationships and certain developed technology acquired. These procedures also included, among others (i) reading the purchase agreement; (ii) testing management’s process for developing the fair value estimate of customer relationships and certain developed technology acquired; (iii) evaluating the appropriateness of the multi-period excess earnings and relief-from-royalty methods used by management; (iv) testing the completeness and accuracy of the underlying data used in the multi-period excess earnings and relief-from-royalty methods; and (v) evaluating the reasonableness of the significant assumptions used by management related to projected revenues, projected expenses, contributory asset charges, discount rate, and customer attrition rate for customer relationships and projected revenues, royalty rate, discount rate, and technology obsolescence rate for certain developed technology. Evaluating management’s assumptions related to projected revenues and projected expenses for customer relationships and projected revenues for certain developed technology involved considering (i) the current and past performance of the HSE and CE business; (ii) the consistency with external market and industry data; and (iii) whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the multi-period excess earnings and relief-from-royalty methods and (ii) the reasonableness of the contributory asset charges, discount rate, and customer attrition rate assumptions for customer relationships and the royalty rate, discount rate, and technology obsolescence rate assumptions for certain developed technology.

/s/ PricewaterhouseCoopers LLP

Phoenix, Arizona
August 13, 2026

We have served as the Company’s auditor since 2005.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Revenues:
Product revenue	$1,324.6	$912.0	$834.8
Service revenue	193.7	172.3	165.6
Total net revenue	1,518.3	1,084.3	1,000.4
Cost of revenues:
Product cost of revenue	526.7	366.2	335.2
Service cost of revenue	70.8	77.5	75.5
Amortization of acquired technologies	45.4	19.5	13.8
Total cost of revenues	642.9	463.2	424.5
Gross profit	875.4	621.1	575.9
Operating expenses:
Research and development	262.7	208.7	201.9
Selling, general and administrative	469.2	349.4	333.3
Amortization of other intangibles	22.5	4.8	6.3
Restructuring and related charges	15.9	0.7	13.6
Total operating expenses	770.3	563.6	555.1
Income from operations	105.1	57.5	20.8
Loss on debt extinguishment (Note 11)	(56.7)	—	—
Interest and other income, net	15.3	11.1	21.7
Interest expense	(47.4)	(30.0)	(30.9)
Income before income taxes and equity investment earnings	16.3	38.6	11.6
Provision for income taxes	47.5	4.4	37.4
Equity investment earnings	0.8	0.6	—
Net (loss) income	$(30.4)	$34.8	$(25.8)

Net (loss) income per share:
Basic	$(0.13)	$0.16	$(0.12)
Diluted	$(0.13)	$0.15	$(0.12)

Shares used in per-share calculations:
Basic	229.5	222.5	222.6
Diluted	229.5	225.7	222.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Net (loss) income	$(30.4)	$34.8	$(25.8)
Other comprehensive (loss) income:
Net change in cumulative translation adjustment, net of tax	(7.4)	33.9	(6.0)
Net change in defined benefit obligation, net of tax:
Unrealized actuarial gains (losses) arising during period	1.0	0.1	(2.1)
Amortization of actuarial losses	0.2	0.2	0.1
Net change in accumulated other comprehensive (loss) income	(6.2)	34.2	(8.0)
Comprehensive (loss) income	$(36.6)	$69.0	$(33.8)
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)

	June 27, 2026	June 28, 2025
ASSETS
Current assets:
Cash and cash equivalents	$647.8	$423.6
Short-term investments	2.0	1.7
Restricted cash	6.9	3.7
Accounts receivable, net	351.3	261.0
Inventories, net	155.3	117.9
Prepayments and other current assets	93.2	77.3
Total current assets	1,256.5	885.2
Property, plant and equipment, net	224.5	231.9
Goodwill, net	700.7	595.7
Intangibles, net	377.6	131.6
Deferred income taxes	74.5	87.2
Other non-current assets	71.8	62.2
Total assets	$2,705.6	$1,993.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92.2	$68.8
Accrued payroll and related expenses	98.4	63.6
Deferred revenue	101.9	74.1
Accrued expenses	27.3	28.7
Short-term debt	244.8	246.2
Other current liabilities	115.9	108.3
Total current liabilities	680.5	589.7
Long-term debt	397.1	396.3
Other non-current liabilities	179.5	227.6
Total liabilities	1,257.1	1,213.6
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at June 27, 2026 and June 28, 2025	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 247 million shares at June 27, 2026 and 223 million shares at June 28, 2025, issued and outstanding	0.2	0.2
Additional paid-in capital	71,252.8	70,517.9
Accumulated deficit	(69,688.5)	(69,628.1)
Accumulated other comprehensive loss	(116.0)	(109.8)
Total stockholders’ equity	1,448.5	780.2
Total liabilities and stockholders’ equity	$2,705.6	$1,993.8
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
OPERATING ACTIVITIES:
Net (loss) income	$(30.4)	$34.8	$(25.8)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation expense	40.4	38.4	38.6
Amortization of acquired technologies and other intangibles	67.9	24.3	20.1
Stock-based compensation	55.4	53.1	49.4
Amortization of debt issuance costs and accretion of debt discount	5.8	7.3	7.5
Net change in fair value of contingent liabilities	33.0	(8.3)	(9.5)
Loss on debt extinguishment	56.7	—	—
Deferred taxes, net	10.6	(28.4)	0.3
Amortization of acquisition related inventory step-up	6.1	4.3	—
Restructuring	15.9	0.7	13.6
Other	9.0	(6.2)	5.5
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(94.9)	(34.1)	13.9
Inventories	(49.0)	(7.5)	10.5
Other current and non-currents assets	(21.7)	(4.0)	(2.1)
Accounts payable	24.0	14.6	3.2
Income taxes payable	2.7	(6.3)	1.6
Deferred revenue, current and non-current	7.9	7.9	(8.8)
Accrued payroll and related expenses	34.9	12.7	(4.6)
Accrued expenses and other current and non-current liabilities	(60.4)	(13.5)	3.0
Net cash provided by operating activities	113.9	89.8	116.4

INVESTING ACTIVITIES:
Purchases of short-term investments	(125.0)	(148.8)	(225.1)
Maturities of short-term investments	125.3	167.7	219.6
Acquisitions, net of cash acquired and holdbacks	(399.3)	(120.9)	—
Purchase price adjustment related to business acquisition	(0.7)	(0.7)	—
Capital expenditures	(31.1)	(27.8)	(19.5)
Proceeds from the sale of assets	4.0	5.1	3.4
Other investing activities	—	(3.0)	—
Net cash used in investing activities	(426.8)	(128.4)	(21.6)

FINANCING ACTIVITIES:
Proceeds from issuance of debt	749.1	—	—
Proceeds from issuance of common stock - public offering	575.0	—	—
Repayment of debt	(649.0)	—	(96.4)
Payment of debt and equity issuance costs	(40.7)	—	—
Repurchase and retirement of common stock	(30.0)	(16.4)	(20.0)
Payment of financing obligations	(0.3)	(0.2)	(0.2)
Cash paid to third parties in convertible note extinguishment	(1.0)	—	—
Proceeds from exercise of employee stock purchase plan	6.5	6.0	6.3
Withholding tax payment on vesting of restricted stock awards and performance-based awards	(24.9)	(13.2)	(11.1)
Payment of acquisition related contingent consideration and obligations	(43.7)	—	(4.3)
Other financing activities	—	0.2	—
Net cash provided by (used in) financing activities	541.0	(23.6)	(125.7)

Effect of exchange rates on cash, cash equivalents and restricted cash	(0.4)	12.5	(2.9)
Net increase (decrease) in cash, cash equivalents and restricted cash	227.7	(49.7)	(33.8)
Cash, cash equivalents and restricted cash at beginning of period(1)	432.1	481.8	515.6
Cash, cash equivalents and restricted cash at end of period(2)	$659.8	$432.1	$481.8
Supplemental disclosure of cash flow information
Cash paid for interest	$38.7	$22.9	$23.9
Cash paid for income taxes, net of refunds	$23.8	$29.5	$30.9
(1) These amounts include both current and non-current balances of restricted cash totaling $8.5 million, $10.5 million and $9.1 million as of June 28, 2025, June 29, 2024, and July 1, 2023, respectively.
(2) These amounts include both current and non-current balances of restricted cash totaling $12.0 million, $8.5 million and $10.5 million as of June 27, 2026, June 28, 2025 and June 29, 2024, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at July 1, 2023	221.5	$0.2	$70,427.3	$(69,600.7)	$(136.0)	$690.8
Net loss	—	—	—	(25.8)	—	(25.8)
Other comprehensive loss	—	—	—	—	(8.0)	(8.0)
Shares issued under employee stock plans, net of tax effects	2.7	—	(4.8)	—	—	(4.8)
Stock-based compensation	—	—	49.4	—	—	49.4
Repurchase of common stock	(2.3)	—	—	(20.0)	—	(20.0)
Balance at June 29, 2024	221.9	$0.2	$70,471.9	$(69,646.5)	$(144.0)	$681.6
Net income	—	—	—	34.8	—	34.8
Other comprehensive income	—	—	—	—	34.2	34.2
Shares issued under employee stock plans, net of tax effects	3.3	—	(7.2)	—	—	(7.2)
Stock-based compensation	—	—	52.9	—	—	52.9
Repurchase of common stock	(2.0)	—	0.3	(16.4)	—	(16.1)
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
Net loss	—	—	—	(30.4)	—	(30.4)
Issuance of common stock - public offering, net of offering costs	12.8	—	557.1	—	—	557.1
Other comprehensive loss	—	—	—	—	(6.2)	(6.2)
Shares issued under employee stock plans, net of tax effects	3.7	—	(18.3)	—	—	(18.3)
Stock-based compensation	—	—	55.4	—	—	55.4
Repurchase of common stock	(2.7)	—	—	(30.0)	—	(30.0)
Convertible note extinguishment (Note 11)	9.7	—	140.7	—	—	140.7
Balance at June 27, 2026	246.7	$0.2	$71,252.8	$(69,688.5)	$(116.0)	$1,448.5
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
Description of Business
Viavi Solutions, Inc. (VIAVI, also referred to as the Company, we, our and us), is a global leader in test and measurement and optical technologies. Our test and measurement, and resilient position, navigation and timing (PNT) solutions enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications. In addition, we develop and advance technologies used in high-volume optical applications across anti-counterfeiting, consumer electronics, aerospace, industrial and automotive end markets.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s 2026, 2025 and 2024 fiscal years were 52-week years ending on June 27, 2026, June 28, 2025, and June 29, 2024, respectively.
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
Restricted Cash
At June 27, 2026 and June 28, 2025, the Company’s short-term restricted cash balances were $6.9 million and $3.7 million, respectively. The Company’s long-term restricted cash balances, included in Other non-current assets on the Consolidated Balance Sheets, were $5.1 million and $4.9 million as of June 27, 2026 and June 28, 2025, respectively. These balances primarily include interest-bearing investments in bank deposit and money market funds which act as collateral supporting the issuance of standby letters of credit and performance bonds for the benefit of third parties. Refer to “Note 18. Commitments and Contingencies” for more information.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
•Level 3: includes financial instruments for which fair value is derived from valuation-based inputs, that are unobservable and significant to the overall fair value measurement. As of June 27, 2026 and June 28, 2025, the Company’s Level 3 assets consist of an investment in a non-marketable equity security in a privately held company. We measure the non-marketable equity security under the Measurement Alternative at cost minus impairment, if any, adjusted for observable price changes in orderly transactions for an identical or similar investment in the same issuer. The Company’s Level 3 liabilities as of June 27, 2026 and June 28, 2025 consist of contingent purchase consideration liabilities related to business acquisitions. The fair value of such liabilities are generally determined using a Monte Carlo Simulation that includes significant unobservable inputs such as the projected revenues of the acquired business over the earn-out period. The fair value of certain liabilities is derived using the estimated probability of success of achieving the earn-out milestones discounted to present value. The fair value of contingent consideration liabilities is remeasured at each reporting period at the estimated fair value based on the inputs on the date of remeasurement, with the change in fair value recognized as a component of Selling, general and administrative (SG&A) expense in the Consolidated Statements of Operations.
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
The accounting guidance provides the Company with the option to perform a qualitative assessment to determine whether further impairment testing is necessary. The qualitative assessment considers events and circumstances that might indicate that a reporting unit’s fair value is less than its carry amount. These events and circumstances include, macro-economic conditions, such as a significant adverse change in the Company’s operating environment, industry or market considerations, entity-specific events such as increasing costs, declining financial performance, or loss of key personnel, or other events, such as the sale of a reporting unit, adverse regulatory developments or a sustained decrease in the Company’s stock price.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Losses from Involuntary Events and Insurance Recoveries
Assets destroyed or damaged as a result of involuntary events are written off or reduced to their salvage value. When recovery of all or a portion of property damage losses or other covered expenses through insurance proceeds is determined to be probable, a receivable is recorded and offsets the related loss or expense, not to exceed the amount of the recorded loss or expense. No gain is recognized until all contingencies related to the insurance claim have been resolved. Once contingencies are resolved, any gain is recorded as a component of Interest and other income, net, in the Consolidated Statements of Operations.
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
As of June 27, 2026 and June 28, 2025, there were no customer balances that represented 10% or more of the Company’s total accounts receivable, net.
During fiscal 2026, 2025 and 2024, one customer generated 10% or more of total net revenues. Refer to “Note 19. Operating Segments and Geographic Information” for more information.
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
Foreign Currency Translation
The Company transacts business in various foreign currencies. In general, the functional currency of our non-US subsidiaries is the country’s local currency. Consequently, the assets and liabilities of non-U.S. subsidiaries are translated into U.S. dollars at exchange rates in effect at the balance sheet date, with the resulting translation adjustments directly recorded as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. Income and expense accounts are translated at exchange rates from the prior month end, which are deemed to approximate the exchange rate when the income and expense is recognized. Gains and losses from re-measurement of monetary assets and liabilities that are denominated in currencies other than the respective functional currencies are included in the Consolidated Statements of Operations as a component of Interest and other income, net.
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
Advertising Expense
The Company expenses advertising costs as incurred. Advertising costs totaled $2.5 million, $2.0 million and $1.3 million in fiscal 2026, 2025 and 2024, respectively.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Government Assistance
From time to time, the Company will receive government assistance in the form of grants and tax credits from government agencies in certain jurisdictions in which it operates. The Company applies International Accounting Standards 20 (IAS 20), Accounting for Government Grants and Disclosure of Government Assistance, by analogy when accounting for government assistance until Accounting Standards Update (ASU) 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities is adopted. Under IAS 20, grants are recognized when there is reasonable assurance the conditions of the grant will be met and the grant will be received. After initial recognition, government assistance is recognized in a manner consistent with the manner in which the Company recognizes the underlying costs in the Consolidated Statement of Operations for which the grant is intended to compensate. Government assistance related to assets will generally be deducted from the asset’s carrying value.
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
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Improvements to Income Tax Disclosures (Topic 740), to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and income taxes paid information. This guidance is effective for fiscal years beginning after December 15, 2024 (fiscal 2026 for the Company), with early and retrospective adoption permitted. The Company adopted this guidance on a prospective basis for annual disclosures for the year ended June 27, 2026. See “Note 14. Income Taxes” for the disclosure applying the guidance of ASU 2023-09.
Accounting Pronouncements Issued But Not Yet Adopted
In May 2026, the FASB issued ASU 2026-02, Environmental Credits and Environmental Credit Obligations (Topic 818), which establish the recognition, measurement, presentation, and disclosure requirements for all entities that generate, purchase, or receive environmental credits or have a regulatory compliance obligation that may be settled with environmental credits. This guidance is effective for fiscal years beginning after December 15, 2027 (fiscal 2029 for the Company), and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which provides guidance for a government grant received by a business entity. This guidance is effective for fiscal years beginning after December 15, 2028 (fiscal 2030 for the Company), and interim periods within those annual reporting periods, with early adoption permitted. The Company is evaluating the impact of adopting this new accounting guidance on its Consolidated Financial Statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
In July 2025, the FASB issued ASU 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606: Revenue from Contracts with Customers, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. This guidance is effective for fiscal years beginning after December 15, 2025 (fiscal 2027 for the Company), and interim periods within those annual reporting periods. This ASU is not expected to have a material impact on our Consolidated Financial Statements or related disclosures.
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
We reviewed all other accounting pronouncements issued during fiscal 2026 and concluded that they were not applicable to the Company.

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
The following table sets forth the computation of basic and diluted net (loss) income per share (in millions, except per share data):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Numerator:
Net (loss) income	$(30.4)	$34.8	$(25.8)
Denominator:
Weighted-average shares outstanding:
Basic	229.5	222.5	222.6
Effect of dilutive securities from stock-based compensation plans	—	3.2	—
Diluted	229.5	225.7	222.6

Net (loss) income per share:
Basic	$(0.13)	$0.16	$(0.12)
Diluted	$(0.13)	$0.15	$(0.12)

In periods where the Company recognized a net loss, the impact of potentially dilutive outstanding stock-based awards and the “in-the-money” conversion benefit feature above the conversion price of the 1.00% Senior Convertible Notes due 2024 (2024 Notes), 1.625% Senior Convertible Notes due 2026 (2026 Notes) and 0.625% Senior Convertible Notes due 2031 (2031 Notes) of $13.22, $13.19, and $13.79 per share, respectively, have been excluded from the calculation of diluted loss per share as their inclusion would have an anti-dilutive effect.
The following table represents potential common shares that were not included in the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Restricted stock units[1]	0.4	1.0	3.3
(1) The amount for the year-ended June 29, 2024 has been updated to reflect current year table of potential common shares that were not included in the computation of the diluted net (loss) income per share because their effect would have been anti-dilutive.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized losses on available-for-sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations, net of tax(1)	Total
Beginning balance as of June 28, 2025	$(5.3)	$(97.5)	$(7.0)	$(109.8)
Other comprehensive (loss) income before reclassification	—	(7.4)	1.0	(6.4)
Amounts reclassified from accumulated other comprehensive loss	—	—	0.2	0.2
Net current period other comprehensive (loss) income	—	(7.4)	1.2	(6.2)
Ending balance as of June 27, 2026	$(5.3)	$(104.9)	$(5.8)	$(116.0)
(1) Activity before reclassifications to the Consolidated Statements of Operations during the fiscal year ended June 27, 2026 relates to the unrealized actuarial gain of $1.4 million, net of income tax effect of $0.4 million. The amount reclassified out of accumulated other comprehensive loss represents the amortization of actuarial loss included as a component of Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations for the year ended June 27, 2026. Refer to “Note 17. Employee Pension and Other Benefit Plans” for more details on the computation of net periodic cost for pension plans.
Note 5. Acquisitions
High-speed Ethernet, Network Security and Channel Emulation Testing Business

On October 16, 2025, the Company acquired Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business) from Keysight Technologies, Inc. (Keysight). The transaction provides a complementary addition to VIAVI’s ethernet testing platform within its NSE segment.

The cash consideration paid at closing of $399.3 million is subject to final net working capital adjustments. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $20.6 million, of which $11.4 million was incurred in fiscal 2026, and were recorded within SG&A expense in the Consolidated Statements of Operations.

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

The Company is in the process of obtaining additional information to refine its preliminary fair value estimates related to certain acquired assets and assumed liabilities. We may revise the preliminary purchase price allocation during the remainder of the measurement period as additional information becomes available. Any such revisions or changes may be material. We expect to finalize the purchase price allocation by the end of the first quarter of fiscal 2027.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Inventory, net	$7.7
Prepayments and other current assets	1.0
Property, plant and equipment, net	2.9
Goodwill(1)	111.5
Identified intangible assets acquired	314.2
Other non-current assets	1.7
Deferred revenue(2)	(25.6)
Accrued payroll and related expenses	(0.8)
Other current liabilities	(3.9)
Other non-current liabilities(3)	(9.4)
Total purchase consideration	$399.3
(1)Goodwill at acquisition date of $111.3 million increased by $0.2 million for measurement period adjustments.
(2)Represents the current portion of deferred revenue.
(3)Includes long-term deferred revenue of $8.2 million.
The Company valued the customer relationships using the multi-period excess earnings method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the customer relationships. Significant assumptions related to customer relationships included (i) projected revenues, (ii) projected expenses, (iii) contributory asset charges, (iv) discount rate, (v) income tax rate and (vi) customer attrition rate.
Developed technology relates to products used for our lab and production and wireless solutions. The Company valued the developed technology using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue from the developed technology. Significant assumptions related to developed technology included (i) projected revenues, (ii) royalty rate, (iii) discount rate, (iv) income tax rate and (v) technology obsolescence rate.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful lives):

	Estimated Useful Life	Amount
Customer relationships	9 years	$162.3
Developed technology	5 years	134.8
Backlog	2 years	10.1
Trade name	6 years	7.0
Total identifiable intangible assets acquired		$314.2
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inertial Labs, Inc.
On January 28, 2025, the Company acquired all of the equity of Inertial Labs, Inc. (Inertial Labs), a privately held company which specializes in resilient PNT solutions for aerospace, defense and industrial applications. The acquisition enables the Company to further broaden its solutions offering into the rapidly developing PNT landscape.
The total purchase consideration included approximately $134.4 million paid in cash at closing and additional contingent consideration of up to $175.0 million, payable upon the achievement of certain revenue targets over the course of a four-year period beginning in January 2025. As of the acquisition date, the fair value of the contingent consideration was $116.2 million. The net cash paid for the acquisition, with purchase price adjustment, was $121.6 million, which reflects the cash paid less cash acquired of $16.5 million. From the contingent consideration of $175.0 million, $3.4 million was set aside for the payment of retention bonuses over the four-year earn-out period to key personnel and service providers, contingent on continued service to the Company. Any forfeited amount will be removed from the retention bonus pool and re-distributed to the shareholders of Inertial Labs upon the achievement of the earn-out targets. The portion of the estimated fair value of the contingent consideration liability allocated to the retention bonuses will be accounted for as post combination expense over the requisite service period.
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in our fourth fiscal quarter of 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million was paid in fiscal 2026 and refund of prepaid tax of $0.6 million is expected to be paid in fiscal 2027. In addition, the Company held back $15.0 million for indemnity claims. In fiscal 2026, the indemnity holdback was reduced by $1.1 million from noncash financing activities and the Company paid the remaining $13.9 million to the Inertial Labs shareholders. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $11.7 million and have been recorded within SG&A expense in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(2) Includes $25.0 million of deferred tax liability and $0.9 million of liability related to uncertain tax positions.
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
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful lives):

	Estimated Useful Life	Amount
Developed technology	4 to 7 years	$102.0
Customer relationships	6 years	9.6
Tradename	3 years	0.8
Backlog	2 years	5.2
Total identifiable intangible assets acquired		$117.6
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
Acquisition related Contingent Consideration
Refer to “Note 8. Fair Value Measurements” for information on the contingent consideration activity for the year ended June 27, 2026.

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
Gross Receivables: Includes both billed and Unbilled Receivables/Contract Assets. As of June 27, 2026 and June 28, 2025, the Company had total Unbilled Receivables/Contract Assets of $22.7 million and $14.1 million, respectively.
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
The following table summarizes the activity related to deferred revenue, for the year ended June 27, 2026 (in millions):

Balance as of June 28, 2025	$102.3
Revenue deferrals for new contracts(1)	149.8
Acquisition(2)	33.8
Revenue recognized during the period(3)	(143.7)
Balance as of June 27, 2026(4)	$142.2

Short-term deferred revenue	$101.9
Long-term deferred revenue	40.3
(1) Included in these amounts is the impact from foreign currency exchange rate fluctuations.
(2) This amount includes deferred revenue at acquisition date and measurement period adjustments. Refer to “Note 5. Acquisitions” for more information.
(3) Revenue recognized during the period represents releases from the balance at the beginning of the period as well as releases from the following period quarter-end deferrals.
(4) The long-term portion of deferred revenue is included as a component of Other non-current liabilities on the Consolidated Balance Sheets.
Remaining Performance Obligations: Remaining performance obligations represent the aggregate amount of the transaction price allocated to performance obligations not delivered or are incomplete as of June 27, 2026. Remaining performance obligations include deferred revenue plus unbilled amounts not yet recorded. The aggregate amount of the transaction price allocated to remaining performance obligations does not include amounts owed under cancellable contracts where there is no substantive termination penalty.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Remaining performance obligation estimates are subject to change and are affected by several factors, including terminations, changes in the scope of contracts, adjustments for revenue that has not materialized and currency fluctuations.
The value of the transaction price allocated to remaining performance obligations as of June 27, 2026 was $610.1 million. The Company expects to recognize 92% of the remaining performance obligations as revenue within the next 12 months, and the residual thereafter.
Accounts Receivable - Allowance for Credit Losses
The table below presents the activities and balances for allowance for credit losses, as follows (in millions):

	Balance at Beginning of Period	Acquisition(1)	Charged to Costs and Expenses	Deduction(2)	Balance at End of Period
Year Ended June 27, 2026	$1.9	$—	$1.6	$(0.7)	$2.8
Year Ended June 28, 2025	1.6	0.6	1.0	(1.3)	1.9
Year Ended June 29, 2024	1.0	—	1.3	(0.7)	1.6
(1) Refer to “Note 5. Acquisitions” for details of acquisition.
(2) Represents the effect of foreign currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.
Inventories, net
The following table presents the components of inventories, net, as follows (in millions):

	June 27, 2026	June 28, 2025
Finished goods	$65.2	$52.5
Work in process	25.3	18.3
Raw materials	64.8	47.1
Inventories, net	$155.3	$117.9
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets, as follows (in millions):

	June 27, 2026	June 28, 2025
Prepayments	$26.8	$21.9
Refundable income taxes	24.6	32.0
Advances to contract manufacturers	22.0	5.8
Fair value of forward contracts	1.6	4.9
Other current assets	18.2	12.7
Prepayments and other current assets	$93.2	$77.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Property, Plant and Equipment, net
The following table presents the components of property, plant and equipment, net, as follows (in millions):

	June 27, 2026	June 28, 2025
Land	$19.6	$19.9
Buildings and improvements	80.6	79.6
Machinery and equipment	412.1	400.5
Furniture, fixtures, software and office equipment	68.9	67.8
Leasehold improvements	78.4	75.9
Construction in progress	20.9	26.5
Property, plant and equipment, gross	680.5	670.2
Less: Accumulated depreciation	(456.0)	(438.3)
Property, plant and equipment, net	$224.5	$231.9
Other Non-Current Assets
The following table presents the components of other non-current assets, as follows (in millions):

	June 27, 2026	June 28, 2025
Operating ROU assets, net	$42.6	$34.1
Long-term restricted cash	5.1	4.9
Deferred contract cost	3.0	3.0
Long-term investment (Note 7)	3.0	3.0
Debt issuance cost - Revolving Credit Facility	2.6	1.4
Deposits	2.5	2.4
Other	13.0	13.4
Other non-current assets	$71.8	$62.2
Other Current Liabilities
The following table presents the components of other current liabilities, as follows (in millions):

	June 27, 2026	June 28, 2025
Fair value of contingent consideration (Note 8)	$58.5	$41.5
Operating lease liabilities	11.8	10.2
Income tax payable	7.7	8.2
Warranty accrual	6.6	5.9
Restructuring accrual (Note 13)	6.5	3.5
Interest payable	4.5	5.1
Acquisition related holdback and related accruals	2.9	16.5
Fair value of forward contracts	2.5	3.1
Other	14.9	14.3
Other current liabilities	$115.9	$108.3

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Non-Current Liabilities
The following table presents the components of other non-current liabilities, as follows (in millions):

	June 27, 2026	June 28, 2025
Pension and post-employment benefits	$47.3	$54.1
Long-term deferred revenue	40.3	28.2
Operating lease liabilities	31.2	24.1
Fair value of contingent consideration (Note 8)	18.4	75.9
Financing obligation	13.4	15.5
Uncertain tax position	10.0	11.4
Deferred tax liability	7.0	6.0
Asset retirement obligations	4.6	3.5
Warranty accrual	—	0.8
Other	7.3	8.1
Other non-current liabilities	$179.5	$227.6
Interest and Other Income, net
The following table presents the components of interest and other income, net, as follows (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Interest income	$15.4	$13.1	$18.9
Foreign exchange loss, net	(2.4)	(1.7)	(3.1)
Gain on litigation settlement	—	—	7.3
Other gain (loss), net	2.3	(0.3)	(1.4)
Interest and other income, net	$15.3	$11.1	$21.7
Note 7. Investments and Forward Contracts
Short-Term Investments
As of June 27, 2026, the Company’s short-term investments of $2.0 million were primarily related to the deferred compensation plan and was invested in equity securities.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value, it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the year ended June 27, 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Equity Investment
The Company acquired an equity interest in Sensorsan Sensor Teknolojileri Anonim Sirketi (Sensorsan), a privately held entity and owns 40% percent of Sensorsan, through its acquisition of Inertial Labs.
The Company accounts for its investment in Sensorsan under the equity method of accounting. Under the equity method, the carrying value of the Company's investment is adjusted for its proportionate share of Sensorsan's net income or loss and the elimination of unrealized profits on transactions with Sensorsan, as applicable.
The Company recognized equity method earnings related to its investment in Sensorsan of $0.8 million and $0.6 million for the fiscal years ended June 27, 2026 and June 28, 2025, respectively. As of June 27, 2026 and June 28, 2025, the carrying value of the Company’s investment in Sensorsan was $2.0 million and $1.3 million, respectively, and was included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the fiscal years ended June 27, 2026 and June 28, 2025, revenue from sales to Sensorsan was $6.5 million and $1.8 million, respectively.
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
As of June 27, 2026, the Company had forward contracts that were effectively closed but not settled with the counterparties by fiscal year end. Therefore, the fair value of these contracts of $1.6 million and $2.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 28, 2025, the fair value of these contracts of $4.9 million and $3.1 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near fiscal year ends; therefore, the fair value of the contracts was minimal as of June 27, 2026 and June 28, 2025. As of June 27, 2026 and June 28, 2025, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $66.2 million and $60.4 million, respectively, and the notional amounts of forward contracts the Company held to sell foreign currencies were $38.9 million and $24.1 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as a gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $1.4 million and $1.0 million for the years ended June 27, 2026 and June 28, 2025, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 8. Fair Value Measurements
Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis for the periods presented are as follows (in millions):

	June 27, 2026				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Money market funds(2)	452.6	452.6	—	—	229.0	229.0	—	—
Trading securities(3)	1.9	1.9	—	—	1.6	1.6	—	—
Foreign currency forward contracts(4)	1.6	—	1.6	—	4.9	—	4.9	—
Total assets	$456.4	$454.5	$1.9	$—	$235.8	$230.6	$5.2	$—

Liability:
Foreign currency forward contracts(5)	$2.5	$—	$2.5	$—	$3.1	$—	$3.1	$—
Contingent consideration(6)	76.9	—	—	76.9	117.4	—	—	117.4
Total liabilities	$79.4	$—	$2.5	$76.9	$120.5	$—	$3.1	$117.4
(1) Included in Other non-current assets on the Consolidated Balance Sheets.
(2) Includes, as of June 27, 2026, $443.3 million in Cash and cash equivalents, $6.4 million in Restricted cash and $2.9 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 28, 2025, $222.4 million in Cash and cash equivalents, $3.5 million in Restricted cash, and $3.1 million in Other non-current assets on the Consolidated Balance Sheets.
(3) Included in Short-term investments on the Consolidated Balance Sheets.
(4) Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5) Included in Other current liabilities on the Consolidated Balance Sheets.
(6) As of June 27, 2026 and June 28, 2025, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.
Contingent Consideration
As of June 27, 2026, the fair value of the contingent consideration liability for Inertial Labs was $76.9 million, compared to $117.1 million at June 28, 2025. As of June 27, 2026, $58.5 million and $18.4 million of the liability are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. As of June 28, 2025, $41.2 million and $75.9 million of the liability are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. During the year ended June 27, 2026, the Company made a contingent consideration payment of $73.5 million for Inertial Labs, of which acquisition date fair value of $29.8 million was classified as a financing outflow and the remaining classified as an operating activity within Accrued expenses and other current and non-current liabilities in the Consolidated Statements of Cash Flows.
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
The Company’s debt measured at fair value for the periods presented are as follows (in millions):

	June 27, 2026				June 28, 2025
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
0.625% Senior Convertible Notes(1)	$889.1	$—	$889.1	$—	$—	$—	$—	$—
3.75% Senior Notes	381.8	—	381.8	—	373.6	—	373.6	—
1.625% Senior Convertible Notes(2)	—	—	—	—	252.0	—	252.0	—
Total liabilities	$1,270.9	$—	$1,270.9	$—	$625.6	$—	$625.6	$—
(1) The 2031 Notes were issued on August 20, 2025. See “Note 11. Debt”, for further discussion of the Company’s debt.
(2) The 2026 Notes were settled upon maturity on March 15, 2026. See “Note 11. Debt”, for further discussion of the Company’s debt.
Note 9. Goodwill
The following table presents the changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of June 29, 2024(1)	$410.7	$42.2	$452.9
Acquisition(2)	129.7	—	129.7
Measurement period adjustment(2)	0.6	—	0.6
Currency translation	12.5	—	12.5
Balance as of June 28, 2025(3)	$553.5	$42.2	$595.7
Acquisition(2)	111.3	—	111.3
Measurement period adjustment(2)	0.2		0.2
Currency translation	(6.5)	—	(6.5)
Balance as of June 27, 2026(4)	$658.5	$42.2	$700.7
(1) Gross goodwill balances for NSE and OSP were $985.2 million and $126.7 million, respectively, as of June 29, 2024. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of June 29, 2024.
(2) Goodwill at acquisition date and adjustments. Refer to “Note 5. Acquisitions” for additional information.
(3) Gross goodwill balances for NSE and OSP were $1,128.0 million and $126.7 million, respectively, as of June 28, 2025. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of June 28, 2025.
(4) Gross goodwill balances for NSE and OSP were $1,233.0 million and $126.7 million, respectively, as of June 27, 2026. Accumulated impairment for NSE and OSP was $574.5 million and $84.5 million, respectively, as of June 27, 2026.
Impairment of Goodwill
The Company tests goodwill at the reporting unit level for impairment annually, during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. The Company determined that, based on its organizational structure and the financial information that is provided to and reviewed by the Company’s Chief Operating Decision Maker (CODM) during fiscal 2026 and 2025 that its reporting units were NSE and OSP.
No indications of impairment were identified under the qualitative assessment of goodwill impairment for fiscal years ending on June 27, 2026 and June 28, 2025.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of June 27, 2026, and June 28, 2025 (in millions, except useful lives):

As of June 27, 2026	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.5 years	$667.5	$(461.5)	$206.0
Customer relationships	8.1 years	346.4	(189.4)	157.0
Other(1)	2.9 years	60.4	(45.8)	14.6
Total intangibles		$1,074.3	$(696.7)	$377.6

As of June 28, 2025	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	5.5 years	$534.5	$(417.7)	$116.8
Customer relationships	5.2 years	209.0	(199.1)	9.9
Other(1)	1.7 years	44.1	(39.2)	4.9
Total intangibles		$787.6	$(656.0)	$131.6
(1) Other intangibles consist of proprietary know-how and trade secrets, trademarks and trade names.
During fiscal 2026, the Company wrote off customer relationship intangible assets with a gross carrying amount of $22.5 million related to legacy products and associated support services that are no longer offered. The write-off had no impact on the Company's Consolidated Financial Statements because the assets had a net carrying amount of zero.
Amortization expense related to intangibles was $67.9 million, $24.3 million and $20.1 million in fiscal 2026, 2025 and 2024, respectively.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of June 27, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
2027	$77.6
2028	67.9
2029	63.4
2030	62.4
2031	40.7
Thereafter	65.6
Total amortization	$377.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of June 27, 2026 and June 28, 2025, the Company’s debt on the Consolidated Balance Sheets represented the carrying amount of the Senior Convertible and Senior Notes, net of unamortized debt discount and issuance costs, as follows (in millions):

	June 27, 2026	June 28, 2025
Principal amount of 0.625% Senior Convertible Notes	$250.0	$—
Unamortized 0.625% Senior Convertible Notes debt issuance cost	(5.2)	—
Principal amount of 1.625% Senior Convertible Notes	—	250.0
Unamortized 1.625% Senior Convertible Notes debt discount	—	(3.3)
Unamortized 1.625% Senior Convertible Notes debt issuance cost	—	(0.5)
Short-term debt	$244.8	$246.2

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(2.9)	(3.7)
Long-term debt	$397.1	$396.3
The Company was in compliance with all debt covenants as of June 27, 2026 and June 28, 2025.
Term Loan B
On October 16, 2025, concurrent with the closing of the acquisition of Spirent’s HSE and CE business, the Company entered into a $600.0 million senior secured term loan credit agreement (Term Loan Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries. The proceeds from the term loans were used to finance a portion of the acquisition, acquisition related expenses and will be used for general corporate purposes. In connection with the issuance of the term loans, the Company incurred $15.2 million of issuance costs. The debt issuance costs were capitalized in Long-term debt on the Consolidated Balance Sheets and were amortized to interest expense using the straight-line method except for the unamortized debt issuance costs derecognized as part of the extinguishments.
During fiscal 2026, the Company voluntarily prepaid the entire $600.0 million outstanding principal balance under the Term Loan Credit Agreement. The prepayments were accounted for as extinguishments, with the carrying amount of the debt prepaid, including the unamortized debt issuance costs, derecognized, and any difference between the reacquisition price and the carrying amount recognized as a loss on debt extinguishment. The total loss from the prepayments was $14.2 million recorded as Loss on debt extinguishment in the Consolidated Statements of Operations.
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
The 2031 Notes are an unsecured obligation of the Company and bear interest at an annual rate of 0.625%, payable semi-annually in arrears on March 1 and September 1 of each year, beginning March 1, 2026. The 2031 Notes mature on March 1, 2031 unless earlier converted, redeemed or repurchased.
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
The 2031 Notes may be converted at any time on or prior to the close of business on the business day immediately preceding December 1, 2030, in multiples of $1,000 principal amount, at the option of the holder under the following circumstances:
•On any date during any calendar quarter beginning after December 31, 2025 (and only during such calendar quarter) if the closing price of the Company’s common stock was more than 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during the 30 consecutive trading-day period ending on the last trading day of the previous calendar quarter;
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
•If the Company is party to a specified transaction, a fundamental change or a make-whole fundamental change (each as defined in the indenture of the 2031 Notes);
•During the five consecutive business-day period immediately following any ten consecutive trading-day period in which the trading price per $1,000 principal amount of the 2031 Notes for each day during such ten consecutive trading-day period was less than 98% of the product of the closing sale price of VIAVI’s common stock and the applicable conversion rate on such date; or
•If the Company calls any or all of the 2031 Notes for Optional Redemption.
During the periods from, and including, December 1, 2030 until the close of business on the business day immediately preceding March 1, 2031, holders may convert the 2031 Notes at any time regardless of the foregoing circumstances.
Holders of the 2031 Notes may require the Company to purchase all or a portion of the 2031 Notes upon the occurrence of a fundamental change at a purchase price equal to 100% of the principal amount of the 2031 Notes to be purchased, plus accrued and unpaid interest to, but excluding, the fundamental repurchase date.
The Company may not redeem the 2031 Notes prior to September 6, 2028. The Company may redeem for cash all or part of the 2031 Notes, at its option, on or after September 6, 2028 if the closing price of the Company’s common stock was at least 130% of the then current conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which the Company provides the redemption notice in accordance with the Indenture. If the Company redeems less than all the outstanding 2031 Notes, at least

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
$75.0 million aggregate principal amount of 2031 Notes must be outstanding and not subject to redemption as of the relevant redemption notice date.
The Indenture provides for customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2031 Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable, subject to certain conditions set forth in the Indenture. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
During the fourth quarter of fiscal 2026, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period July 1, 2026 to September 30, 2026. As a result, the $244.8 million carrying value of the 2031 Notes has been classified as short-term debt.
As of June 27, 2026, the expected remaining term of the 2031 Notes is 4.7 years.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes mature on October 1, 2029 unless earlier redeemed or repurchased. As of June 27, 2026, the expected remaining term of the 2029 Notes is 3.3 years.
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
Amounts outstanding under the Credit Agreement accrue interest as follows:(i) if the amounts outstanding are denominated in U.S. Dollars, at a per annum rate equal to either, at the Company’s election, SOFR plus a margin of 1.50% to 2.00% per annum, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility, (ii) if the amounts outstanding are denominated in Sterling, at a per annum rate equal to the Sterling Overnight Interbank Average Rate (SONIA) plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, (iii) if the amounts outstanding are denominated in Euros, at a per annum rate equal to the Euro Interbank Offered Rate plus a margin of 1.50% to 2.00%, depending on the average excess availability under the facility, or (iv) if the amounts outstanding are denominated in Canadian Dollars, at a per annum rate equal to either, at the Company’s election, the adjusted Term Canadian Overnight Repo Rate Average (CORRA) plus a margin of 1.50% to 2.00%, or a specified base rate plus a margin of 0.50% to 1.00%, in each case, depending on the average excess availability under the facility.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 27, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $183.1 million, net of outstanding standby letters of credit of $3.8 million.
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Contractual interest	$38.0	$19.1	$19.7
Amortization of debt issuance cost	3.9	2.4	2.6
Accretion of debt discount	1.9	4.9	4.9
Other	3.6	3.6	3.7
Total Interest Expense	$47.4	$30.0	$30.9
The effective interest rate on the Company’s contractual debt was 3.50%, 2.93% and 2.77% for fiscal 2026, 2025 and 2024, respectively.
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements are composed of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	June 27, 2026	June 28, 2025
Operating lease costs(1)	$14.6	$13.0

Cash paid for amounts included in the measurement of operating lease liabilities	$14.9	$13.0
Operating ROU assets obtained in exchange for operating lease obligations	$20.5	$8.5

Weighted-average remaining lease term	5.6 years	6.1 years
Weighted-average discount rate	6.4%	6.0%
(1) Total variable lease costs were immaterial during the fiscal years ended June 27, 2026 and June 28, 2025. The total operating lease costs were included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
Future minimum operating lease payments as of June 27, 2026 are as follows (in millions):

Fiscal Years
2027	$12.6
2028	11.6
2029	8.8
2030	6.0
2031	4.2
Thereafter	8.3
Total lease payments	51.5
Less: Interest	(8.5)
Present value of lease liabilities	$43.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s ARO liability is primarily associated with leasehold improvements which the Company is contractually obligated to remove at the end of a lease to comply with the lease agreement. The Company derecognizes ARO liabilities when the related obligations are settled. As of June 27, 2026 and June 28, 2025, the Consolidated Balance Sheets included ARO balances of $0.5 million and $0.4 million, respectively, in Other current liabilities and $4.6 million and $3.5 million, respectively, in Other non-current liabilities.
A summary of the activity in the ARO accrual is outlined below (in millions):

	Balance at Beginning of Period	Liabilities Incurred	Liabilities Settled	Accretion Expense	Revisions to Estimates	Balance at End of Period
Year ended June 27, 2026	$3.9	$1.1	$—	$0.1	$—	$5.1
Year ended June 28, 2025	4.2	0.4	(0.8)	—	0.1	3.9
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
Fiscal 2026 Plan
During the third quarter of fiscal 2026, management approved a restructuring and workforce reduction plan (the Fiscal 2026 Plan) across our NSE and OSP segments and Corporate (Corp) functions intended to improve operational efficiencies, better align the Company’s workforce with current business needs and strategic growth opportunities and includes integration of recently acquired businesses. The Fiscal 2026 Plan includes a global workforce reduction, facilities rationalization and asset write-offs. The Company expects approximately 5% of its global workforce to be affected. The Company anticipates the Fiscal 2026 Plan to be substantially complete by the end of calendar year 2026.
Fiscal 2024 Plan
During the fourth quarter of fiscal 2024, management approved a restructuring and workforce reduction plan (the Fiscal 2024 Plan) across our NSE and OSP segments and Corp functions intended to improve operational efficiencies and better align the Company’s workforce with current business needs. The Fiscal 2024 Plan was completed in the fourth quarter of fiscal 2026 and impacted approximately 7% of the Company’s global workforce.
Fiscal 2023 Plan
The restructuring and workforce reduction plan, initiated in the second quarter of fiscal 2023 (the Fiscal 2023 Plan) across various functions to better align the Company’s workforce with current business needs and strategic growth opportunities, was completed in the first quarter of fiscal 2025. The Fiscal 2023 Plan impacted approximately 5% of the Company’s global workforce.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A summary of the activity in the restructuring accrual for the fiscal year ended June 27, 2026 is outlined below (in millions):

	Balance as of June 28, 2025	Restructuring and related charges (benefits)	Cash settlements	Foreign currency translation adjustments	Balance as of June 27, 2026
Fiscal 2026 Plan
NSE/Corp	$—	$14.4	$(8.8)	$(0.2)	$5.4
OSP	—	2.0	(0.9)	—	1.1
Fiscal 2026 Plan	—	16.4	(9.7)	(0.2)	6.5

Fiscal 2024 Plan
NSE/Corp	3.5	(0.5)	(3.0)	—	—
Fiscal 2024 Plan	3.5	(0.5)	(3.0)	—	—

Total(1)	$3.5	$15.9	$(12.7)	$(0.2)	$6.5
(1) Included in Other current liabilities on the Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025.
The Company also recognized Fiscal 2026 Plan charges of $3.7 million and $0.3 million related to property, plant and equipment recorded within Cost of revenues and SG&A, respectively, and $0.5 million of accelerated depreciation recorded within SG&A, each in the Consolidated Statements of Operations.
During fiscal 2025, the Company recorded restructuring charges of $0.9 million related to the Fiscal 2024 Plan and a benefit of $0.2 million related to the Fiscal 2023 Plan. During fiscal 2024, the Company recorded restructuring charges of $14.8 million related to the Fiscal 2024 Plan and a benefit of $1.2 million related to the Fiscal 2023 Plan.
Note 14. Income Taxes
The Company’s (loss) income before income taxes consisted of the following (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Domestic	$(119.7)	$(88.8)	$(95.8)
Foreign	136.0	127.4	107.4
Income before income taxes and equity investment earnings	$16.3	$38.6	$11.6

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s income tax (benefit) expense consisted of the following (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Federal:
Current	$—	$—	$0.3
Deferred	—	(23.2)	—
Total federal income tax (benefit) expense	—	(23.2)	0.3
State:
Current	(0.4)	(7.7)	3.3
Deferred	—	(1.8)	—
Total state income tax (benefit) expense	(0.4)	(9.5)	3.3
Foreign:
Current	38.4	41.0	32.8
Deferred	9.5	(3.9)	1.0
Total foreign income tax expense	47.9	37.1	33.8
Total income tax expense	$47.5	$4.4	$37.4
The foreign current expense primarily relates to the Company’s profitable operations in certain foreign jurisdictions. The foreign deferred tax expense primarily relates to the remeasurement of German deferred tax assets and liabilities as a result of changes in the applicable German tax rates.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	June 27, 2026
	Amount	Percent
U.S. federal statutory income tax rate	$3.4	21.0%
State and local income taxes, net of federal income tax effect(1)	0.1	0.5%
Foreign tax effects:
China:
Statutory tax rate difference between China and United States	3.8	23.6%
Withholding taxes	3.5	21.2%
Other	(0.4)	(2.5)%
Germany:
Remeasurement of deferred tax assets and liabilities	7.2	43.9%
Other	1.3	8.1%
Other jurisdictions	3.1	19.6%
Effect of cross-border tax laws:
U.S. inclusion of foreign earnings	4.1	24.8%
Changes in valuation allowances	15.8	96.6%
Tax credits	(0.3)	(2.1)%
Nontaxable or nondeductible items:
Fair value change of contingent consideration	6.9	42.5%
Disallowed compensation	3.7	22.5%
Stock-based compensation	(5.0)	(30.7)%
Permanent adjustments - other	1.1	7.6%
Changes in unrecognized tax benefits	(0.8)	(5.2)%
Effective tax rate	$47.5	291.4%
(1) The tax effect in this category primarily reflects state and local income taxes in Kansas, Maryland and Wisconsin.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of the Company’s income tax expense at the federal statutory rate to the income tax expense at the effective tax rate is as follows (in millions):

	Years ended
	June 28, 2025	June 29, 2024
Income tax expense computed at federal statutory rate	$8.1	$2.4
Withholding taxes	4.7	5.6
U.S. inclusion of foreign earnings	4.7	3.8
Internal restructuring	—	1.2
Valuation allowance	(14.4)	17.5
Foreign rate differential	4.5	3.8
Reserves	(5.4)	1.2
Permanent items	0.1	(0.6)
Fair value change of the contingent consideration	(1.7)	(2.0)
Impact of prior years’ taxes	0.5	3.0
Research and experimentation benefits and other tax credits	(1.7)	—
State taxes	1.6	—
Disallowed compensations	3.2	2.0
Acquisition costs	0.5	—
Other	(0.3)	(0.5)
Income tax expense	$4.4	$37.4
The components of the Company’s net deferred taxes consisted of the following (in millions):

	Balance as of
	June 27, 2026	June 28, 2025	June 29, 2024
Gross deferred tax assets:
Tax credit carryforwards	$143.2	$140.5	$138.2
Net operating loss carryforwards	240.2	337.9	381.0
Capital loss carryforwards	1.1	1.1	1.0
Inventories	63.1	48.9	37.2
Accruals and reserves	60.7	54.9	53.0
Intangibles including acquisition related items	439.6	461.8	510.6
Capitalized research costs	411.3	355.6	312.3
Other	56.8	48.3	43.5
Gross deferred tax assets	1,416.0	1,449.0	1,476.8
Valuation allowance	(1,238.9)	(1,266.3)	(1,336.0)
Deferred tax assets	177.1	182.7	140.8
Gross deferred tax liabilities:
Acquisition related items	(53.8)	(54.1)	(29.4)
Tax on unrepatriated earnings	(5.0)	(4.9)	(9.5)
Foreign branch tax adjustments	(30.2)	(25.2)	(14.6)
Other	(20.5)	(17.4)	(16.5)
Deferred tax liabilities	(109.5)	(101.6)	(70.0)
Total net deferred tax assets	$67.6	$81.1	$70.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
As of June 27, 2026, the Company had federal, state and foreign tax net operating loss carryforwards of $798.8 million, $273.8 million and $449.9 million, respectively, and federal and state research tax credit carryforwards of $85.9 million and $56.6 million, respectively. The federal tax net operating loss carryforwards start to expire in fiscal 2027 and at various dates through 2038, if not utilized. The federal research tax credit carryforwards start to expire in fiscal 2027, and at various dates through fiscal 2045, if not utilized. The state tax net operating loss carryforwards start to expire in fiscal 2027 and at various dates through 2045, if not utilized. The state research tax credit starts to expire in fiscal 2027, but a majority of the state credits have an indefinite carryforward period. In addition, a portion of the foreign tax net operating loss and capital loss carryforwards have an indefinite carryforward period. Utilization of the tax net operating losses may be subject to a substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state and foreign provisions. Loss carryforward limitations may result in the expiration or reduced utilization of a portion of the Company’s net operating losses.
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
Foreign withholding taxes associated with the repatriation of earnings of certain foreign subsidiaries have not been provided because the Company intends to reinvest these earnings indefinitely outside of the U.S. The Company estimates that an additional $1.6 million of foreign withholding taxes would have to be provided if these earnings were repatriated back to the U.S.
The valuation allowance decreased by $27.4 million in fiscal 2026, decreased by $69.7 million in fiscal 2025, and decreased by $15.5 million in fiscal 2024. The decrease during fiscal 2026 was primarily due to the expiration and utilization of federal net operating losses (NOLs) and amortization of intangibles assets, offset by an increase in the capitalization of federal research expenditures in the U.S. The decrease during fiscal 2025 was primarily due to the increase in the deferred tax liability that resulted from the acquisition of Inertial Labs and the expiration of NOLs in the U.S. The decrease during fiscal 2024 was primarily due to the amortization of intangibles assets and utilization of NOLs, offset by an increase in the capitalization of federal research expenditures in the U.S.
The following table provides information about the activity of our deferred tax valuation allowance (in millions):

Deferred Tax Valuation Allowance	Balance at Beginning of Period	Additions Charged to Expenses or Other Accounts(1)	Deductions Credited to Expenses or Other Accounts(2)	Balance at End of Period
Year Ended June 27, 2026	$1,266.3	$91.7	$(119.1)	$1,238.9
Year Ended June 28, 2025	1,336.0	78.3	(148.0)	1,266.3
Year Ended June 29, 2024	1,351.5	132.7	(148.2)	1,336.0
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
A reconciliation of unrecognized tax benefits between July 1, 2023 and June 27, 2026 is as follows (in millions):

Balance at July 1, 2023	$54.9
Additions based on tax positions related to current year	1.2
Additions based on tax positions related to prior year	0.5
Reductions based on tax positions related to prior year	(1.9)
Reductions for lapse of statute of limitations	(0.2)
Balance at June 29, 2024	54.5
Additions based on tax positions related to current year	2.2
Additions based on tax positions related to prior year	0.1
Reductions based on tax positions related to prior year	(4.1)
Reductions for lapse of statute of limitations	(6.5)
Balance at June 28, 2025	46.2
Additions based on tax positions related to current year	1.9
Additions based on tax positions related to prior year	—
Reductions based on tax positions related to prior year	(1.3)
Reductions for lapse of statute of limitations	(1.9)
Balance at June 27, 2026	$44.9
The unrecognized tax benefits relate primarily to the allocations of revenue and costs among the Company’s global operations and the validity of some U.S. tax credits. Included in the balance of unrecognized tax benefits at June 27, 2026 is $7.1 million of tax benefits that, if recognized, would impact the effective tax rate. Also included in the balance of unrecognized tax benefits at June 27, 2026 is $33.9 million of tax benefits that, if recognized, would result in adjustments to the valuation allowance.
The Company’s policy is to recognize accrued interest and penalties related to unrecognized tax benefits within the income tax provision. The amount of interest and penalties accrued as of June 27, 2026, June 28, 2025 and June 29, 2024 were approximately $3.0 million, $3.4 million and $3.8 million, respectively. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year.
The Company is routinely subject to various federal, state and foreign audits by taxing authorities. The Company believes that adequate amounts have been provided for any adjustments that may result from these examinations.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the Company’s major tax jurisdictions and the tax years that remain subject to examination by such jurisdictions as of June 27, 2026:

Tax Jurisdictions	Tax Years
United States(1)	2006 and onward
Canada	2024 and onward
China	2021 and onward
France	2023 and onward
Germany	2018 and onward
Korea	2019 and onward
United Kingdom	2024 and onward
(1) Although the Company is generally subject to a three-year statute of limitations in the U.S., tax authorities maintain the ability to adjust tax attribute carryforwards generated in earlier years.

The following table presents income taxes paid, net of refunds received (in millions):

Year ended
June 27, 2026
Income taxes paid (net of refund)
Federal	$—
State	0.3
Foreign
Canada	2.2
China	27.4
United Kingdom	(10.8)
Other countries	4.7
Total cash paid for income taxes, net of refunds	$23.8
Note 15. Stockholders' Equity
Issuance of Common Stock - Public Offering
On May 21, 2026, the Company completed an underwritten public offering of 12.8 million shares of our common stock (including the exercise in full by the underwriters of their 30-day option to purchase up to 1.7 million additional shares of common stock) at a public offering price of $45.00 per share. The net proceeds from the offering were approximately $557.7 million after deducting the underwriting discounts and commissions of $17.3 million. The Company also incurred transaction expenses of $0.6 million recorded as a reduction of Additional paid-in capital on the Consolidated Balance Sheets. The Company used the net proceeds of the offering to prepay the $450.0 million aggregate principal amount of the Term Loan B. The excess net proceeds will be used to fund working capital or for other general corporate purposes.
Issuance of Common Stock - Convertible Note Settlement
During the twelve months ended June 27, 2026, the Company issued approximately 9.7 million shares of its common stock related to the settlement of the 2026 Notes, including 7.9 million shares in December 2025 and 1.8 million shares in March 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The following table summarizes share repurchase activity related to the Company’s 2022 Repurchase Plan (in millions, except average price per share amounts):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Total number of shares repurchased	2.7	2.0	2.3
Average price per share	$11.11	$8.20	$8.70
Total purchase price	30.0	16.4	20.0
Remaining authorization under 2022 Repurchase Plan at end of period	168.4	198.4	214.8
The total purchase price of these repurchases was reflected as a decrease to common stock based on the stated par value per share with the remainder charged to accumulated deficit. All common shares repurchased during fiscal 2026, 2025 and 2024 have been canceled and retired.
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
As of June 27, 2026, the Company had 10.1 million shares subject to Full Value Awards (defined below) issued and outstanding and 13.5 million shares of common stock available for grant under the Amended and Restated 2003 Plan.
Employee Stock Purchase Plans
The Company’s ESPP provides eligible employees with the opportunity to acquire an ownership interest in the Company through periodic payroll deductions and provides a discounted purchase price as well as a look-back period. The ESPP is structured as a qualified employee stock purchase plan under Section 423 of the Internal Revenue Code of 1986. As of June 27, 2026, 5.1 million shares remained available for issuance. The ESPP, as amended, provides for a 15% discount with a look-back period of six months.

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
Stock-Based Compensation
The impact on the Company’s results of operations of recording stock-based compensation expense by function for fiscal 2026, 2025 and 2024 was as follows (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Cost of revenues	$4.4	$5.7	$4.9
Research and development	9.8	8.8	8.7
Selling, general and administrative	41.2	38.6	35.8
Total stock-based compensation expense	$55.4	$53.1	$49.4
Approximately $1.0 million of stock-based compensation expense was capitalized to inventory at June 27, 2026 and June 28, 2025.
Stock Option Activity
During fiscal 2024, 1.2 million of stock options were exercised, all of which have been fully amortized and recognized since before June 29, 2019. There were no stock options outstanding as of June 27, 2026.
Employee Stock Purchase Plan Activity
The expense related to the ESPP is recorded on a straight-line basis over the relevant subscription period. During fiscal 2026, the Company issued shares of 465,738 and 311,785 on January 30, 2026 and July 31, 2025, respectively, as part of the ESPP. As of June 27, 2026, there was $0.3 million of unrecognized stock-based compensation cost related to the ESPP that remains to be amortized. The cost will be recognized in the first quarter of fiscal 2027.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Full Value Awards Activity
A summary of the status of the Company’s non-vested Full Value Awards as of June 27, 2026 and changes during fiscal 2024, 2025 and 2026 are presented below (in millions, except Weighted-Average Grant Date Fair Value Per Share amounts):

	Full Value Awards
	Performance Shares(1)	Non-Performance Shares	Total Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Non-vested July 1, 2023	1.7	5.8	7.5	$15.06
Awards granted	1.2	3.6	4.8	$10.28
Awards vested	(0.5)	(2.2)	(2.7)	$14.96
Awards forfeited	(0.2)	(0.3)	(0.5)	$15.55
Non-vested June 29, 2024	2.2	6.9	9.1	$12.51
Awards granted	1.5	4.6	6.1	$9.09
Awards vested	(0.4)	(3.4)	(3.8)	$13.43
Awards forfeited	(0.8)	(0.4)	(1.2)	$12.57
Non-vested June 28, 2025	2.5	7.7	10.2	$10.09
Awards granted	1.3	3.8	5.1	$12.68
Awards vested	(1.1)	(3.7)	(4.8)	$10.59
Awards forfeited	(0.1)	(0.3)	(0.4)	$12.71
Non-vested June 27, 2026	2.6	7.5	10.1	$11.06
(1) Performance Shares refer to the Company’s MSU and PSU awards, where the actual number of shares awarded upon vesting may be higher or lower than the target amount depending on the achievement of the relevant market conditions and performance goal achievement. The majority of MSUs vest in equal annual installments over three to four years based on the attainment of certain total shareholder performance measures and the employee’s continued service through the vest date. The aggregate grant-date fair value of MSUs granted during fiscal 2026, 2025 and 2024 was estimated to be $16.3 million, $15.4 million and $13.4 million, respectively, and was calculated using a Monte Carlo simulation. The Company did not grant any PSU awards in fiscal 2026, 2025 and 2024. PSU awards vest based on the attainment of certain performance measures and the employee’s continued service through the vest date.
As of June 27, 2026, $62.9 million of unrecognized stock-based compensation cost related to Full Value Awards remains to be amortized. That cost is expected to be recognized over the weighted-average remaining amortization period of 1.5 years.
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

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Volatility of common stock	38.3%	37.6%	34.8%
Average volatility of peer companies	63.1%	66.8%	65.8%
Average correlation coefficient of peer companies	0.1873	0.2053	0.2305
Risk-free interest rate	3.7%	3.9%	4.9%

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company did not issue stock option grants during fiscal 2026, 2025 and 2024. The Company estimates the fair value of ESPP purchase rights using a BSM valuation model. The fair value is estimated on the date of grant using the BSM option valuation model with the following weighted-average assumptions:

	Employee Stock Purchase Plans
	June 27, 2026	June 28, 2025	June 29, 2024
Expected term (in years)	0.5	0.5	0.5
Expected volatility	40.5%	42.6%	29.8%
Risk-free interest rate	3.9%	4.7%	5.3%
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 17. Employee Pension and Other Benefit Plans
Employee 401(k) Plans
The Company sponsors the Viavi Solutions 401(k) Plan (the 401(k) Plan), a defined contribution plan under ERISA, which provides retirement benefits for its eligible employees through tax deferred salary deductions. The 401(k) Plan allows employees to contribute up to 50% of their annual compensation, with contributions limited to $24,500 (or $32,500 for employees over 50 years of age) in calendar year 2026 as set by the Internal Revenue Service.
For all eligible employees, the Company offers a 401(k) Plan that provides a 100% match of employees’ contributions up to the first 3% of annual compensation and 50% match on the next 2% of compensation. All matching contributions are made in cash and vest immediately. The Company’s matching contributions to the 401(k) Plan were $6.5 million, $5.2 million and $5.3 million in fiscal 2026, 2025 and 2024, respectively.
Employee Defined Benefit Plans
The Company is responsible for a non-pension post-retirement benefit obligation assumed from a past acquisition, which is closed to new participants. As of June 27, 2026 and June 28, 2025, the liability balances related to the non-pension post-retirement benefit plan were $0.3 million. The liability balances were included in Other non-current liabilities on the Consolidated Balance Sheets.
The Company sponsors significant qualified and non-qualified pension plans for certain past and present employees in the U.K. and Germany including the plan assumed in a prior acquisition. The U.K. and German pension plans have been closed to new participants and no additional service costs are being accrued, except for certain plans in Germany assumed in connection with an acquisition in fiscal 2010. The Company also is responsible for a defined benefit plan comprising of gratuity payments open to current and new employees in India and includes an accrual for service costs. During fiscal 2026, the Government of India implemented four new labor codes which consolidated existing labor laws into a unified legislative framework. The implementation of the new labor codes had an approximate $0.6 million impact on the Company’s Indian plan, which was recognized as a service cost in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
Benefits are generally based upon years of service and compensation or stated amounts for each year of service. As of June 27, 2026, the U.K. plan was fully funded, the Indian plan was partially funded and the German plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. Future estimated benefit payments are summarized under the Future Benefit Payments section below. Except our Indian plan, no other required contributions are expected in fiscal 2027, but the Company, at its discretion, can make contributions to one or more of the defined benefit plans.
In July 2024, the U.K. Court of Appeal upheld a ruling in the matter of Virgin Media Limited v NTL Pension Trustees II Limited, a decision that VIAVI was not a party to or involved in, that certain historical amendments for contracted out defined benefit schemes were invalid if they were not accompanied by the correct actuarial confirmation. The Pension Schemes Act 2026 introduced legislation to allow affected schemes to retrospectively obtain written actuarial confirmation that historic changes did not reduce benefits below the minimum statutory level. The Financial Reporting Council and the Pensions Regulator have also published guidance on remediating missing historical contracting-out confirmations. The Company and Scheme Trustees will continue to monitor the implications of this case. The Company expects minimal, if any, impact on Scheme liability as a result of the initial ruling, given the recent legislation and accompanying guidance.
The Company accounts for its obligations under these pension plans in accordance with the authoritative guidance which requires the Company to record its obligation to the participants, as well as the corresponding net periodic cost. The Company determines its obligation to the participants and its net periodic cost principally using actuarial valuations provided by third-party actuaries. The amount recognized on the Consolidated Balance Sheets reflects the funded status of the plans, measured as the difference between the total PBO and the fair value of plan assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of the net periodic benefit cost for the pension and benefits plans (in millions):

	Years Ended
	June 27, 2026	June 28, 2025	June 29, 2024
Service cost	$1.0	$—	$—
Interest cost	3.5	3.3	3.3
Expected return on plan assets	(1.7)	(1.8)	(1.9)
Recognized net actuarial losses	0.3	0.2	0.1
Net periodic benefit cost	$3.1	$1.7	$1.5
The components of net periodic pension cost are included in Cost of revenues, R&D and SG&A in the Consolidated Statements of Operations.
The Company’s accumulated other comprehensive (loss) income includes unrealized net actuarial losses. The amount of unrealized net actuarial loss expected to be recognized in net periodic benefit cost during fiscal 2027 is $0.1 million.
The changes in the benefit obligations and plan assets of the pension and benefits plans were (in millions):

	Pension Benefit Plans
	June 27, 2026	June 28, 2025
Change in benefit obligation:
Benefit obligation at beginning of year:	$84.9	$83.7
Service cost	1.0	—
Interest cost	3.5	3.3
Actuarial gains	(3.0)	(3.1)
Acquisition(1)	0.6	—
Other(2)	1.0	—
Benefits paid	(6.9)	(6.2)
Foreign exchange impact	(2.6)	7.2
Benefit obligation at end of year	$78.5	$84.9
Change in plan assets:
Fair value of plan assets at beginning of year	$32.9	$32.0
Actual return on plan assets	(0.1)	(1.5)
Other(2)	0.8	—
Employer contributions	7.3	6.0
Benefits paid	(6.8)	(6.2)
Foreign exchange impact	(1.3)	2.6
Fair value of plan assets at end of year	32.8	32.9
Funded status	(45.7)	(52.0)
Accumulated benefit obligation	$78.5	$84.9
(1) Represents the gratuity liability related to the Spirent HSE and CE business acquisition during fiscal 2026.
(2) Other represents balance for the Indian plan not included in the Accumulated benefit obligation or plan assets amounts as of June 28, 2025 in the table above.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Benefit Plans
	June 27, 2026	June 28, 2025
Amount recognized on the Consolidated Balance Sheets at end of year:
Non-current assets	$7.1	$7.6
Current liabilities	5.8	5.8
Non-current liabilities	47.0	53.8
Other changes in plan assets and benefit obligations recognized in other comprehensive (loss) income:
Net actuarial gain	$1.0	$0.1
Amortization of accumulated net actuarial losses	0.2	0.2
Total recognized in other comprehensive (loss) income	$1.2	$0.3
During fiscal 2026, the Company contributed £0.8 million or approximately $1.0 million, while in fiscal 2025, the Company contributed £1.0 million or approximately $1.3 million to its U.K. pension plan. These contributions allowed the Company to comply with regulatory funding requirements. In addition, during fiscal 2026, the Company contributed Rs90.7 million or approximately $1.0 million, while in fiscal 2025, the Company contributed Rs16.4 million or approximately $0.2 million to its Indian plan.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table summarizes the weighted average assumptions used to determine net periodic cost and benefit obligation for the Company’s U.K., German and Indian pension plans:

	Pension Benefit Plans
	June 27, 2026	June 28, 2025	June 29, 2024
Used to determine net periodic cost at end of year:
Discount rate	4.6%	4.2%	4.1%
Expected long-term return on plan assets	5.4%	5.3%	5.9%
Rate of pension increase	2.5%	2.4%	2.5%

Used to determine benefit obligation at end of year:
Discount rate	4.7%	4.2%	4.1%
Rate of pension increase	2.7%	2.4%	2.5%
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
Fair Value Measurement of Plan Assets
The following table sets forth the plan assets at fair value and the percentage of assets allocations as of June 27, 2026 (in millions):

	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Fixed income	100%	$26.3	80.2%	—	$26.3
Cash	—%	6.5	19.8%	6.5	—
Total assets		$32.8	100.0%	$6.5	$26.3
The following table sets forth the plan’s assets at fair value and the percentage of assets allocations as of June 28, 2025 (in millions):

				Fair value as of
				June 28, 2025
	Target Allocation	Total	Percentage of Plan Assets	Level 1	Level 2
Assets:
Fixed income	100%	$32.5	98.8%	—	$32.5
Cash	—%	0.4	1.2%	0.4	—
Total assets		$32.9	100.0%	$0.4	$32.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s pension assets consist of a cash accumulation gratuity fund with value growing through guaranteed interest accumulation managed by an insurer for the Indian plan and multiple institutional funds (pension funds) of which the fair values are based on the quoted prices of the underlying securities for the U.K. Plan. Pension funds are classified as Level 2 assets since such funds are not directly traded in active markets.
Fixed income consists of a cash accumulation gratuity fund for our Indian plan and several funds that invest primarily in index-linked Gilts (over 5 years), Gilts index (over 15 years), sterling-denominated investment grade corporate bonds and overseas government bonds for our U.K. plan.
Future Benefit Payments
The following table reflects the expected benefit payments to defined benefit pension plan participants. These payments have been estimated based on the same assumptions used to measure the Company’s PBO at fiscal year end and include benefits attributable to estimated future compensation increases (in millions):

Fiscal Years
2027	$6.8
2028	6.7
2029	6.6
2030	6.0
2031	6.0
2032-2036	28.6
Note 18. Commitments and Contingencies
Purchase Obligations
Purchase obligations of $266.9 million as of June 27, 2026, represent legally-binding commitments to purchase inventory and other commitments made in the normal course of business to meet operational requirements. Certain purchase orders allow the option to cancel, reschedule and adjust the requirements based on the Company's business needs prior to the delivery of the goods or performance of the services. Obligations to purchase inventory and other commitments are generally expected to be fulfilled within one year.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
As of June 27, 2026, $0.5 million was included in Other current liabilities, and $13.4 million was included in Other non-current liabilities on the Consolidated Balance Sheets. As of June 28, 2025, $0.2 million was included in Other current liabilities, and $15.5 million was included in Other non-current liabilities on the Consolidated Balance Sheets.
As of June 27, 2026, future minimum annual lease payments of Santa Rosa’s non-cancelable leaseback agreements were as follows (in millions):

Fiscal Years
2027	$3.2
2028	2.7
2029	2.6
2030	2.7
2031	2.7
Thereafter	2.9
Total minimum leaseback payments	$16.8
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
The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated. Because the obligated amounts of these types of agreements often are not explicitly stated, the overall maximum amount of the obligations cannot be reasonably estimated. Historically, the Company has not been obligated to make significant payments for these obligations, and no liabilities have been recorded for these obligations on the Consolidated Balance Sheets as of June 27, 2026 and June 28, 2025.
Outstanding Standby Letters of Credit and Performance Bonds
As of June 27, 2026, the Company had standby letters of credit of $10.1 million, and other claims of $1.9 million collateralized by restricted cash.

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
The following table presents the changes in the Company’s warranty reserve during fiscal 2026 and 2025 (in millions):

	Year Ended
	June 27, 2026	June 28, 2025
Balance as of beginning of period	$6.7	$7.4
Provision for warranty	1.5	2.3
Utilization of reserve	(2.0)	(2.6)
Adjustments related to pre-existing warranties (including changes in estimates)	(0.2)	(0.4)
Acquisition	0.6	—
Balance as of end of period	$6.6	$6.7
Tariffs
On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (IEEPA) were invalid. As of June 27, 2026, the Company had unrecognized refund claims totaling approximately $11.0 million, consisting of approximately $10.7 million of refund claims that had been approved as of June 27, 2026 but were paid in the first quarter of fiscal 2027, and approximately $0.3 million of refund claims that were approved and paid subsequent to June 27, 2026. The Company will recognize any recovery in the period in which the recognition criteria for contingent gains under ASC 450, Contingencies, are met. As of June 27, 2026, the Company had not recognized an asset related to these claims because realization of the claim was not considered assured until cash was received.
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
The Company’s operating and reportable segments are:
(i) Network and Service Enablement:
NSE provides an integrated portfolio of test, monitoring, assurance, and resilient PNT solutions that enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications.
(ii) Optical Security and Performance Products:
OSP leverages its core optical coating technologies and volume manufacturing capability to design, manufacture and sell technologies for the anti-counterfeiting, 3D sensing, aerospace, industrial and automotive markets.
Beginning in the fourth quarter of fiscal 2026, employer payroll taxes related to stock-based compensation are no longer allocated to the Company's segment results and are instead included in the “Other segment items” row of the segment presentation. Prior-period segment results have been recast to conform to the current presentation. The Company believes excluding employer payroll taxes related to stock-based compensation aligns the treatment of these taxes, which are highly variable, with the underlying stock-based compensation expense and provides a more consistent measure of operating performance. Accordingly, this modification is intended to enhance investors’ understanding of the Company’s operating performance. These changes have no impact on any of the Company’s previously reported U.S. GAAP results.
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
The Company does not allocate stock-based compensation, including related employer payroll taxes, acquisition and integration related charges, amortization of acquisition related intangibles, amortization of acquisition related inventory step-up, legal settlements, restructuring, changes in fair value of contingent consideration liabilities, non-operating income and expenses, or other charges unrelated to core operating performance to its segments because management does not include this information in its measurement of the performance of the operating segments. These items are presented as “Unallocated other expenses” in the table below. Additionally, the Company does not specifically identify and allocate all assets by operating segment.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Information on the Company’s reportable segments is as follows (in millions):

	Year Ended June 27, 2026
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$989.2	$335.4	$1,324.6
Service revenue	193.7	—	193.7
Net revenue	1,182.9	335.4	1,518.3

Cost of revenues	420.9	160.2

Research and development	231.1	13.5
Selling, general and administrative	219.5	25.8
Other segment items(1)	121.4	13.0
Total operating expense	572.0	52.3

Segment operating income	$190.0	$122.9	$312.9
Segment operating margin	16.1%	36.6%

Unallocated other expenses			(207.8)
Loss on debt extinguishment			(56.7)
Interest and other income, net			15.3
Interest expense			(47.4)
Income before income taxes and equity investment earnings			$16.3

Inventories, net	$113.7	$41.6	$155.3
Prepayments and other current assets(2)	22.0	—	22.0
Assets not allocated to segments			2,528.3
Total assets			$2,705.6
(1)Other segment items represents allocation of corporate level operating expenses.
(2)The amount presented represents the prepayments and other current assets attributed to NSE that are reviewed by the CODM. Other NSE related prepayments and current assets are not included as they are not part of the CODM’s measure of segment assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 28, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$604.3	$307.7	$912.0
Service revenue	172.3	—	172.3
Net revenue	776.6	307.7	1,084.3

Cost of revenues	288.6	144.1

Research and development	179.0	17.2
Selling, general and administrative	165.3	23.7
Other segment items(1)	101.1	10.1
Total operating expense	445.4	51.0

Segment operating income	$42.6	$112.6	$155.2
Segment operating margin	5.5%	36.6%

Unallocated other expenses			(97.7)
Interest and other income, net			11.1
Interest expense			(30.0)
Income before income taxes and equity investment earnings			$38.6

Inventories, net	$74.4	$43.5	$117.9
Prepayments and other current assets(2)	5.8	—	5.8
Assets not allocated to segments			1,870.1
Total assets			$1,993.8
(1)Other segment items represents allocation of corporate level operating expenses.
(2)The amount presented represents the prepayments and other current assets attributed to NSE that are reviewed by the CODM. Other NSE related prepayments and current assets are not included as they are not part of the CODM’s measure of segment assets.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended June 29, 2024
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$536.4	$298.4	$834.8
Service revenue	165.6	—	165.6
Net revenue	702.0	298.4	1,000.4

Cost of revenues	262.3	143.4

Research and development	173.4	16.4
Selling, general and administrative	160.5	23.1
Other segment items(1)	97.1	8.2
Total operating expense	431.0	47.7

Segment operating income	$8.7	$107.3	$116.0
Segment operating margin	1.2%	36.0%

Unallocated other expenses			(95.2)
Interest and other income, net			21.7
Interest expense			(30.9)
Income before income taxes and equity investment earnings			$11.6

Inventories, net	$53.1	$43.4	$96.5
Prepayments and other current assets(2)	5.6	—	5.6
Assets not allocated to segments			1,634.2
Total assets			$1,736.3
(1)Other segment items represents allocation of corporate level operating expenses.
(2)The amount presented represents the prepayments and other current assets attributed to NSE that are reviewed by the CODM. Other NSE related prepayments and current assets are not included as they are not part of the CODM’s measure of segment assets.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the years ended June 27, 2026, June 28, 2025 and June 29, 2024 (in millions):

	Years Ended
	June 27, 2026			June 28, 2025			June 29, 2024
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$503.8	$74.1	$577.9	$296.7	$59.3	$356.0	$265.0	$60.4	$325.4
Other Americas	87.8	17.3	105.1	51.2	18.0	69.2	50.3	15.0	65.3
Total Americas	$591.6	$91.4	$683.0	$347.9	$77.3	$425.2	$315.3	$75.4	$390.7

Asia-Pacific:
Greater China	$250.4	$8.4	$258.8	$209.1	$6.0	$215.1	$188.1	$5.9	$194.0
Other Asia-Pacific	182.1	29.0	211.1	136.0	28.5	164.5	126.5	26.0	152.5
Total Asia-Pacific	$432.5	$37.4	$469.9	$345.1	$34.5	$379.6	$314.6	$31.9	$346.5

EMEA:	$300.5	$64.9	$365.4	$219.0	$60.5	$279.5	$204.9	$58.3	$263.2

Total net revenue	$1,324.6	$193.7	$1,518.3	$912.0	$172.3	$1,084.3	$834.8	$165.6	$1,000.4
One customer of the Company in the OSP segment generated $174.7 million, $166.7 million and $154.1 million of net revenue, which represented more than 10% of total net revenue, during fiscal 2026, 2025 and 2024, respectively.
Property, plant and equipment, net and Operating ROU assets, net were identified based on the operations in the corresponding geographic areas (in millions):

	June 27, 2026	June 28, 2025
United States	$174.0	$181.2
Other Americas	2.3	2.6
Greater China	36.6	23.6
Other Asia-Pacific	9.6	8.9
United Kingdom	17.3	23.3
Other EMEA	27.3	26.4
Total property, plant and equipment, net and Operating ROU assets, net	$267.1	$266.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Government Assistance
VALOR Grant
In the third quarter of fiscal 2024, the U.S. National Telecommunications and Information Administration (NTIA) awarded VIAVI a grant from the Public Wireless Supply Chain Innovation Fund. The grant is expected to provide approximately $21.7 million in funding over a three-year performance period for the VIAVI Automated Lab-as-a-Service for Open RAN (VALOR). During the three-year performance period, VIAVI will be required to spend $5.8 million, consisting of software license fees to operate the lab.
The Company recorded $6.1 million in the form of R&D credits in the Consolidated Statements of Operations during fiscal 2026 under the VALOR Grant. In addition, funding of $0.5 million offset the carrying value of lab equipment purchased during fiscal 2026. For the year ended June 27, 2026, we received cash reimbursement of $6.6 million and had pending receipts of $0.6 million included in Prepayments and other current assets on the Consolidated Balance Sheets.
Other Government Assistance
The Company recorded approximately $7.6 million for other government assistance, primarily R&D credits, in the Consolidated Statements of Operations during fiscal 2026. As of June 27, 2026, the Company had pending receipts of approximately $17.9 million related to other government assistance included in Prepayments and other current assets on the Consolidated Balance Sheets.
Note 21. Subsequent Events
The Company paid approximately $22.4 million in tariffs imposed under the IEEPA. Subsequent to June 27, 2026, the Company received approximately $11.0 million comprised primarily of tariff refunds (recovery of cost of sales) and related statutory interest associated with previously submitted IEEPA refund claims. These amounts were not recognized as of June 27, 2026 because the recognition criteria for contingent gains had not been met as of the balance sheet date.
On July 9, 2026, the Company completed the acquisition of substantially all of the assets of Direct Optical Research Company, a provider of optical fiber connector end-face quality measurement systems and interferometer technology. The transaction provides for base consideration of $14.0 million, subject to customary purchase price adjustments, and additional contingent consideration of up to $5.0 million based on the achievement of specified post-closing milestones. The acquisition will be included in the NSE segment and is expected to strengthen the Company's optical measurement technology portfolio and expand its capabilities in fiber optic test and measurement solutions.
Due to the closing of the acquisition subsequent to the fiscal year-end, the Company is currently determining the fair value of the acquired assets necessary to develop the purchase price allocation. Accordingly, it is not practicable to disclose the preliminary allocation of the purchase price as of the date these financial statements were issued.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a)   EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The SEC defines the term “disclosure controls and procedures” to mean a company’s controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. “Disclosure controls and procedures” include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act of 1934, as amended, is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our management (with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO)) has conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act). Based on such evaluation, our CEO and our CFO have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 27, 2026.
(b)   MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act). Our management, including our CEO and CFO, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation under the framework in the Internal Control-Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of June 27, 2026.
The effectiveness of the Company’s internal control over financial reporting as of June 27, 2026 has been audited by our independent registered public accounting firm PricewaterhouseCoopers LLP, as stated in their report which appears in this Annual Report on Form 10-K under Item 8 “Financial Statements and Supplementary Information.”
(c)   CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING
There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 27, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
Rule 10b5-1 Trading Arrangements
None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended June 27, 2026.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information regarding the Company’s directors required by this Item is incorporated by reference to the sections entitled “Proposal 1: Elections of Directors” and “Corporate Governance” in the Company’s Definitive Proxy Statement in connection with the 2026 Annual Meeting of Stockholders (the Proxy Statement), which will be filed with the Securities and Exchange Commission within 120 days of the fiscal year ended June 27, 2026.
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
(3)Exhibits:
See Item 15(b)
(b)    Exhibits:
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
3.1	Amended and Restated Certificate of Incorporation	8-K	3.1	11/18/2025
3.2	Amended and Restated Bylaws of Viavi Solutions Inc.	8-K	3.1	2/16/2024
4.1	Indenture, dated as of September 29, 2021, by and between Viavi Solutions Inc., the Guarantors named party thereto, and Wells Fargo Bank, National Association as Trustee	8-K	4.1	9/29/2021
4.2	Form of 3.750% Senior Notes due 2029	8-K	4.2 (Inc. in 4.1)	9/29/2021
4.3	Indenture, dated as of August 20, 2025, between Viavi Solutions Inc., and U.S. Bank Trust Company, National Association as Trustee	8-K	4.1	8/25/2025
4.4	Form of 0.625% Senior Convertible Notes due 2031	8-K	4.2 (Inc. in 4.1)	8/25/2025
4.5	Description of Securities	10-K	4.6	8/24/2020
10.1+	Employment Agreement between Oleg Khaykin and Viavi Solutions Inc. effective as of February 3, 2016	8-K	10.1	2/2/2016
10.2+	Viavi Solutions Inc. Employee Stock Purchase Plan (Restated as of November 8, 2023)	10-Q	10.2	2/2/2024
10.3+	Form of Indemnification Agreement	8-K	10.9	4/20/2015

10.4+	2003 Equity Incentive Plan Form of Performance Unit Award Agreement	8-K	10.3	6/20/2020
10.5+	Viavi Solutions Inc. Equity Incentive Plan, as amended effective November 12, 2025	10-Q	10.1	1/29/2026
10.6+	Form of Performance Stock Unit Agreement – Chief Executive Officer		10.6		X
10.7+	Form of Performance Stock Unit Agreement		10.7		X
10.8+	Form of Restricted Stock Unit Agreement – Chief Executive Officer		10.8		X
10.9+	Form of Restricted Stock Unit Agreement		10.9		X
10.10	Tax Matters Agreement, dated as of July 31, 2015, by and between JDS Uniphase Corporation and Lumentum Holdings Inc.	8-K	10.1	8/5/2015
10.11+	Viavi Solutions Inc., Change of Control Benefits Plan, (Amended and Restated effective June 16, 2020)	8-K	10.1	6/22/2020
10.12	Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	8-K	10.1	1/6/2022
10.13	Amendment No. 4 dated as of October 16, 2025 to Credit Agreement, dated as of December 30, 2021, among Viavi Solutions Inc. and certain of its subsidiaries, the lenders party thereto and Wells Fargo Bank, National Association, as agent	10-Q	10.2	10/30/2025
10.14+	Viavi Solutions Inc. Section 16 Officer Incentive Plan	10-Q	10.1	5/3/2023
10.15+	Employment Agreement between Ilan Daskal and Viavi Solutions Inc., effective as of November 7, 2023	10-Q	10.4	2/2/2024
10.16+	Non-Employee Director Compensation Policy, amended as of November 5, 2024	10-Q	10.3	10/30/2025
10.17+	2003 Equity Incentive Plan Form of Notice and Restricted Stock Unit Agreement	10-Q	10.1	11/1/2024
10.18	Asset Purchase Agreement by and between Viavi Solutions Inc. and Keysight Technologies, Inc., dated as of March 2, 2025	10-Q	10.1	5/2/2025
10.19	First Amendment to Asset Purchase Agreement by and between Viavi Solutions Inc. and Keysight Technologies, Inc. dated May 28, 2025	10-K	10.14	8/11/2025
10.20	Term Loan Credit Agreement, dated as of October 16, 2025 by and among Viavi Solutions Inc., the lenders party thereto and Wells Fargo Bank, National Association as agent	10-Q	10.1	10/30/2025
19.1	Viavi Solutions Inc. Insider Trading Policy	10-K	19.1	8/16/2024
21.1	Subsidiaries of Viavi Solutions Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP)				X
24.1	Power of Attorney (included on the signature page to the Report)
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			3	X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1	Viavi Solutions Inc. Compensation Recovery Policy	10-K	19.1	8/16/2024
101.SCH	Inline XBRL Taxonomy Extension Schema Document				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibits 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

ITEM 16.    10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2026	VIAVI SOLUTIONS INC.

	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ OLEG KHAYKIN	President and Chief Executive Officer	August 13, 2026
Oleg Khaykin	(Principal Executive Officer)

/s/ ILAN DASKAL	Executive Vice President and Chief Financial Officer	August 13, 2026
Ilan Daskal	(Duly Authorized Officer and Principal Financial and Accounting Officer)

/s/ RICHARD BELLUZZO	Chairman	August 13, 2026
Richard Belluzzo

/s/ KEITH BARNES	Director	August 13, 2026
Keith Barnes

/s/ LAURA BLACK	Director	August 13, 2026
Laura Black

/s/ RICHARD JOHN BURNS	Director	August 13, 2026
Richard John Burns

/s/ DONALD COLVIN	Director	August 13, 2026
Donald Colvin

/s/ EUGENIA M. CORRALES	Director	August 13, 2026
Eugenia M. Corrales

/s/ DOUGLAS GILSTRAP	Director	August 13, 2026
Douglas Gilstrap

/s/ JOANNE SOLOMON	Director	August 13, 2026
Joanne Solomon