Form 10-Q
period 2026-10-03
VIAVI SOLUTIONS INC.
filed 2026-11-05
CIK 912093

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

As of October 31, 2026, the Registrant had 245,922,122 shares of common stock outstanding.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	October 3, 2026	September 27, 2025
Revenues:
Product revenue	$415.7	$257.4
Service revenue	53.6	41.7
Total net revenue	469.3	299.1
Cost of revenues:
Product cost of revenue	148.5	107.1
Service cost of revenue	20.8	16.1
Amortization of acquired technologies	12.7	6.9
Total cost of revenues	182.0	130.1
Gross profit	287.3	169.0
Operating expenses:
Research and development	69.5	56.0
Selling, general and administrative	129.5	104.2
Amortization of other intangibles	7.4	1.5
Restructuring and related benefits	(0.8)	(0.3)
Total operating expenses	205.6	161.4
Income from operations	81.7	7.6
Loss on debt extinguishment (Note 11)	—	(3.8)
Interest and other income, net	10.3	1.3
Interest expense	(5.7)	(7.4)
Income (loss) before income taxes and equity investment earnings (losses)	86.3	(2.3)
Provision for income taxes	11.9	19.0
Equity investment earnings (losses)	1.6	(0.1)
Net income (loss)	$76.0	$(21.4)

Net income (loss) per share:
Basic	$0.31	$(0.10)
Diluted	$0.29	$(0.10)

Shares used in per share calculations:
Basic	246.5	222.9
Diluted	266.2	222.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2026	September 27, 2025
Net income (loss)	$76.0	$(21.4)
Other comprehensive loss:
Net change in cumulative translation adjustment, net of tax	(2.2)	(4.5)
Comprehensive income (loss)	$73.8	$(25.9)

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED BALANCE SHEETS
(in millions, except share and par value data)
(unaudited)

	October 3, 2026	June 27, 2026
ASSETS
Current assets:
Cash and cash equivalents	$526.7	$647.8
Short-term investments	2.1	2.0
Restricted cash	6.5	6.9
Accounts receivable, net	335.0	351.3
Inventories, net	173.8	155.3
Prepayments and other current assets	91.3	93.2
Total current assets	1,135.4	1,256.5
Property, plant and equipment, net	231.1	224.5
Goodwill, net	705.3	700.7
Intangibles, net	371.0	377.6
Deferred income taxes	73.7	74.5
Other non-current assets	72.5	71.8
Total assets	$2,589.0	$2,705.6
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$106.3	$92.2
Accrued payroll and related expenses	89.7	98.4
Deferred revenue	98.1	101.9
Accrued expenses	25.2	27.3
Short-term debt	245.1	244.8
Other current liabilities	122.8	115.9
Total current liabilities	687.2	680.5
Long-term debt	397.4	397.1
Other non-current liabilities	180.1	179.5
Total liabilities	1,264.7	1,257.1
Commitments and contingencies (Note 18)
Stockholders’ equity:
Preferred stock, $0.001 par value; 1 million shares authorized, no shares issued or outstanding at October 3, 2026 and June 27, 2026	—	—
Common stock, $0.001 par value; 1 billion shares authorized; 246 million shares at October 3, 2026 and 247 million shares at June 27, 2026, issued and outstanding	0.2	0.2
Additional paid-in capital	71,204.8	71,252.8
Accumulated deficit	(69,762.5)	(69,688.5)
Accumulated other comprehensive loss	(118.2)	(116.0)
Total stockholders’ equity	1,324.3	1,448.5
Total liabilities and stockholders’ equity	$2,589.0	$2,705.6
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	October 3, 2026	September 27, 2025
OPERATING ACTIVITIES:
Net income (loss)	$76.0	$(21.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	10.3	9.8
Amortization of acquired technologies and other intangibles	20.1	8.4
Stock-based compensation	15.9	13.4
Loss on debt extinguishment	—	3.8
Amortization of debt issuance costs and accretion of debt discount	0.6	1.7
Net change in fair value of contingent liabilities	12.4	10.9
Deferred taxes, net	0.7	10.7
Amortization of inventory step-up	—	2.6
Restructuring	(0.8)	(0.3)
Other	(7.6)	1.3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15.1	17.4
Inventories	(22.4)	(11.6)
Other current and non-current assets	(0.7)	(0.5)
Accounts payable	13.6	(0.5)
Income taxes payable	2.2	0.8
Deferred revenue, current and non-current	(2.5)	(10.7)
Accrued payroll and related expenses	(15.7)	(9.1)
Accrued expenses and other current and non-current liabilities	(12.5)	4.3
Net cash provided by operating activities	$104.7	$31.0
INVESTING ACTIVITIES:
Purchases of short-term investments	$(28.5)	$(0.9)
Maturities of short-term investments	28.4	0.9
Capital expenditures	(12.0)	(8.5)
Proceeds from the sale of assets	0.8	0.9
Acquisitions, net of holdbacks	(11.9)	—
Purchase price adjustment related to business acquisition	—	(0.7)
Other investing activities	4.5	—
Net cash used in investing activities	$(18.7)	$(8.3)
FINANCING ACTIVITIES:
Proceeds from issuance of debt	$—	$149.1
Payment of debt and equity issuance costs	(0.6)	(7.8)
Repurchase and retirement of common stock	(150.0)	(30.0)
Withholding tax payment on vesting of restricted stock and performance- based awards	(59.8)	(16.2)
Payment of financing obligations	(0.1)	(0.1)
Proceeds from employee stock purchase plan	3.9	2.7
Net cash (used in) provided by financing activities	$(206.6)	$97.7
Effect of exchange rates on cash, cash equivalents and restricted cash	$(1.0)	$(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(121.6)	120.0
Cash, cash equivalents and restricted cash at the beginning of the period(1)	659.8	432.1
Cash, cash equivalents and restricted cash at the end of the period(2)	$538.2	$552.1
(1)These amounts include both current and non-current balances of restricted cash totaling $12.0 million and $8.5 million as of June 27, 2026 and June 28, 2025, respectively.
(2)These amounts include both current and non-current balances of restricted cash totaling $11.5 million and $8.3 million as of October 3, 2026 and September 27, 2025, respectively.
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions)
(unaudited)

Three Months Ended October 3, 2026
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 27, 2026	246.7	$0.2	$71,252.8	$(69,688.5)	$(116.0)	$1,448.5
Net income	—	—	—	76.0	—	76.0
Other comprehensive loss	—	—	—	—	(2.2)	(2.2)
Shares issued under employee stock plans, net of tax	3.1	—	(64.3)	—	—	(64.3)
Stock-based compensation	—	—	16.3	—	—	16.3
Repurchase of common stock	(3.9)	—	—	(150.0)	—	(150.0)
Balance at October 3, 2026	245.9	$0.2	$71,204.8	$(69,762.5)	$(118.2)	$1,324.3

Three Months Ended September 27, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balance at June 28, 2025	223.2	$0.2	$70,517.9	$(69,628.1)	$(109.8)	$780.2
Net loss	—	—	—	(21.4)	—	(21.4)
Other comprehensive loss	—	—	—	—	(4.5)	(4.5)
Shares issued under employee stock plans, net of tax	2.7	—	(13.9)	—	—	(13.9)
Stock-based compensation	—	—	13.5	—	—	13.5
Repurchase of common stock	(2.7)	—	—	(30.0)	—	(30.0)
Balance at September 27, 2025	223.2	$0.2	$70,517.5	$(69,679.5)	$(114.3)	$723.9
The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Basis of Presentation
The financial information for Viavi Solutions Inc. (VIAVI, also referred to as the Company, we, our and us) for the three months ended October 3, 2026 and September 27, 2025 is unaudited and includes all normal and recurring adjustments the Company’s management considers necessary for a fair statement of the financial information set forth herein. The accompanying Consolidated Financial Statements are presented in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, such information does not include all of the information and footnotes required by U.S. GAAP for annual Consolidated Financial Statements. For further information please refer to the Consolidated Financial Statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2026.
There have been no material changes to the Company’s accounting policies during the three months ended October 3, 2026 as compared to the significant accounting policies presented in “Note 1. Basis of Presentation” of the Notes to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the year ended June 27, 2026, filed with the SEC on August 13, 2026.
The Consolidated Balance Sheet as of June 27, 2026 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The results for the three months ended October 3, 2026 and September 27, 2025 may not be indicative of results for the fiscal year ending July 3, 2027 or any future periods.
Fiscal Years
The Company utilizes a 52-53 week fiscal year ending on the Saturday closest to June 30th. The Company’s fiscal 2027 is a 53-week year ending on July 3, 2027. The Company’s fiscal 2026 was a 52-week year ending on June 27, 2026. The Company’s first quarter of fiscal year 2027 was a 14-week quarter compared to the standard 13-week quarters.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 2. Recently Issued Accounting Pronouncements
Recent Accounting Pronouncements Adopted
In July 2025, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2025-05, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606: Revenue from Contracts with Customers, including those assets acquired in a business combination. The practical expedient permits an entity to assume that current conditions as of the balance sheet date do not change for the remaining life of the current accounts receivable and current contract assets. The Company adopted this ASU in the first quarter of fiscal 2027 with no material impact on our Consolidated Financial Statements or related disclosures.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 3. Earnings Per Share
The following table sets forth the computation of basic and diluted net income (loss) per share (in millions, except per share data):

	Three Months Ended
	October 3, 2026	September 27, 2025
Numerator:
Net income (loss)	$76.0	$(21.4)
Denominator:
Weighted-average shares outstanding:
Basic	246.5	222.9
Diluted shares - Convertible Notes	11.8	—
Effect of dilutive securities from stock-based compensation plans	7.9	—
Diluted	266.2	222.9

Net income (loss) per share:
Basic	$0.31	$(0.10)
Diluted	$0.29	$(0.10)
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

	Three Months Ended
	October 3, 2026	September 27, 2025
Restricted stock units	0.1	1.5
Note 4. Accumulated Other Comprehensive Loss
The Company’s accumulated other comprehensive loss consists of the accumulated net unrealized gains or losses on available-for-sale investments, foreign currency translation adjustments and change in unrealized components of defined benefit obligations.
Changes in accumulated other comprehensive loss by component, net of tax, were as follows (in millions):

	Unrealized losses on available-for sale investments	Foreign currency translation adjustments	Change in unrealized components of defined benefit obligations	Total
Beginning balance as of June 27, 2026	$(5.3)	$(104.9)	$(5.8)	$(116.0)
Other comprehensive loss	—	(2.2)	—	(2.2)
Net current period other comprehensive loss	—	(2.2)	—	(2.2)
Ending balance as of October 3, 2026	$(5.3)	$(107.1)	$(5.8)	$(118.2)

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 5. Acquisitions
Direct Optical Research Company
On July 9, 2026, the Company completed the acquisition of substantially all of the assets of Direct Optical Research Company, a provider of optical fiber connector end-face quality measurement systems and interferometer technology. The acquisition will be included in the Network and Service Enablement (NSE) segment and is expected to strengthen the Company's optical measurement technology portfolio and expand its capabilities in fiber optic test and measurement solutions.
The total purchase consideration was approximately $18.2 million, consisting of $11.9 million paid in cash at closing, a $2.1 million indemnity holdback, and contingent consideration with a fair value of $4.2 million at the acquisition date (maximum potential payment of $5.0 million), payable upon the achievement of certain operational targets over a three-year period. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired were recorded at the preliminary fair value on the acquisition date. Acquisition related costs incurred were approximately $0.2 million and were recorded within SG&A in the Consolidated Statements of Operations.
The total purchase consideration was allocated to tangible and intangible assets acquired based on the preliminary fair value on the acquisition date. The following table presents the preliminary allocation of the purchase price (in millions):

Amount
Accounts receivable, net	$0.1
Inventory, net	0.2
Goodwill	4.5
Identified intangible assets acquired	13.4
Total purchase consideration	$18.2
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
Developed technology relates to products used for our lab and production solutions. The Company valued the developed technology using the relief-from-royalty method under the income approach. This method is based on the application of a royalty rate to forecasted revenue from the developed technology. Significant assumptions related to developed technology included (i) projected revenues, (ii) royalty rate, (iii) discount rate, (iv) income tax rate and (v) technology obsolescence rate.
The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in millions, except useful lives):

	Estimated Useful Life	Amount
Developed technology	8 years	$6.8
Customer relationships	8 years	6.6
Total identifiable intangible assets acquired		$13.4
Goodwill represents the excess of the preliminary estimated purchase consideration over the preliminary estimates of the fair value of the net tangible and intangible assets acquired and has been allocated to the NSE segment. Goodwill is primarily attributable to expected synergies in the acquired technologies that may be leveraged by the Company in future lab and production offerings. The goodwill recognized is deductible for U.S. income tax purposes.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company has included the financial results of Direct Optical Research Company in its Consolidated Financial Statements from the date of acquisition. Pro forma results of operations have not been presented because the effect of the acquisition was not material to the Consolidated Statements of Operations.
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
The cash consideration paid at closing of $399.3 million is subject to adjustment based on the final net working capital settlement. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $20.6 million, of which $11.4 million was incurred in fiscal 2026, and were recorded within SG&A in the Consolidated Statements of Operations.
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
The cash consideration paid at closing included an escrow payment of $1.0 million subject to final net working capital adjustments. The Company paid $3.7 million in the fourth quarter of fiscal 2025 comprised of the net working capital holdback of $3.0 million and $0.7 million of the purchase price adjustment of $1.4 million. The remainder of the purchase price adjustment of $0.7 million was paid in the first quarter of fiscal 2026 and refund of prepaid tax of $0.6 million is expected to be paid in fiscal 2027. In addition, the Company held back $15.0 million for indemnity claims. In fiscal 2026, the indemnity holdback amount was reduced by $1.1 million from noncash financing activities and the Company paid the remaining $13.9 million to the Inertial Labs shareholders. The acquisition met the definition of a business and has been accounted for in accordance with the authoritative guidance on business combinations; therefore, the tangible and intangible assets acquired and liabilities assumed were recorded at fair value on the acquisition date. Acquisition related costs incurred were approximately $11.7 million and were recorded within SG&A in the Consolidated Statements of Operations. These costs included $9.5 million in transaction bonuses that were paid at closing to key personnel and service providers of Inertial Labs.

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
Acquisition related Contingent Consideration
Refer to “Note 8. Fair Value Measurements” for information on the contingent consideration activity for the three months ended October 3, 2026.
Note 6. Balance Sheet and Other Details
Contract Balances
Gross receivables include both billed and unbilled receivables (including Contract assets). As of October 3, 2026 and June 27, 2026, the Company had total unbilled receivables of $16.1 million and $22.7 million.
The Company also has short-term and long-term deferred revenue related to undelivered hardware and professional services, consisting of installations and consulting engagements, which are recognized as the Company's performance obligations under the contract are completed and accepted by the customer.
The following table presents the activity related to deferred revenue (in millions):

October 3, 2026
Three Months Ended
Deferred revenue:
Balance at beginning of period	$142.2
Revenue deferrals for new contracts(1)	40.1
Revenue recognized during the period(2)	(42.8)
Balance at end of period	$139.5
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
The value of the transaction price allocated to remaining performance obligations as of October 3, 2026, was $664.4 million. The Company expects to recognize approximately 93% of remaining performance obligations as revenue within the next 12 months, and the remainder thereafter.
Accounts Receivable - Allowance for Credit losses
The following table presents the activities and balances for allowance for credit losses (in millions):

	June 27, 2026	Charged to Costs and Expenses	Deductions(1)	October 3, 2026
Allowance for credit losses	$2.8	$0.5	$(0.1)	$3.2
(1)Represents the effect of currency translation adjustments and write-offs of uncollectible accounts, net of recoveries.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Inventories, net
The following table presents the components of inventories, net (in millions):

	October 3, 2026	June 27, 2026
Finished goods	$73.1	$65.2
Work in process	25.0	25.3
Raw materials	75.7	64.8
Inventories, net	$173.8	$155.3
Prepayments and Other Current Assets
The following table presents the components of prepayments and other current assets (in millions):

	October 3, 2026	June 27, 2026
Advances to contract manufacturers	$30.3	$22.0
Prepayments	26.0	26.8
Refundable income taxes	16.9	24.6
Fair value of forward contracts	1.1	1.6
Other current assets	17.0	18.2
Prepayments and other current assets	$91.3	$93.2
Other Non-Current Assets
The following table presents the components of other non-current assets (in millions):

	October 3, 2026	June 27, 2026
Operating right-of-use (ROU) assets	$40.2	$42.6
Long-term restricted cash	5.0	5.1
Deferred contract cost	3.3	3.0
Long-term investment (Note 7)	3.0	3.0
Deposits	3.0	2.5
Debt issuance cost - Revolving Credit Facility	2.4	2.6
Other	15.6	13.0
Other non-current assets	$72.5	$71.8

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Current Liabilities
The following table presents the components of other current liabilities (in millions):

	October 3, 2026	June 27, 2026
Fair value of contingent consideration	$72.9	$58.5
Operating lease liabilities	11.9	11.8
Income tax payable	9.1	7.7
Warranty accrual (Note 18)	6.7	6.6
Acquisition related holdback and related accruals	5.3	2.9
Restructuring accrual (Note 13)	3.0	6.5
Fair value of forward contracts	1.7	2.5
Interest payable	0.3	4.5
Other	11.9	14.9
Other current liabilities	$122.8	$115.9
Other Non-Current Liabilities
The following table presents components of other non-current liabilities (in millions):

	October 3, 2026	June 27, 2026
Pension and post-employment benefits	$46.3	$47.3
Long-term deferred revenue	41.4	40.3
Operating lease liabilities	28.8	31.2
Fair value of contingent consideration	20.1	18.4
Financing obligation	13.4	13.4
Uncertain tax position	10.1	10.0
Deferred tax liability	7.7	7.0
Asset retirement obligations	4.9	4.6
Other	7.4	7.3
Other non-current liabilities	$180.1	$179.5

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 7. Investments and Forward Contracts
Short-Term Investments
As of October 3, 2026, the Company’s short-term investments of $2.1 million were primarily related to the deferred compensation plan and were invested in equity securities.
As of June 27, 2026, the Company’s short-term investments of $2.0 million were primarily related to the deferred compensation plan and were invested in equity securities.
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
This investment is carried at cost and because the investment does not have a readily determinable fair value it will be adjusted for changes resulting from observable price changes under the Measurement Alternative methodology. There were no impairments or adjustments to the carrying value for the three months ended October 3, 2026.
Equity Investment
The Company acquired an equity interest in Sensorsan Sensor Teknolojileri Anonim Sirketi (Sensorsan), a privately held entity and owns 40 percent of Sensorsan, through its acquisition of Inertial Labs.
The Company accounts for its investment in Sensorsan under the equity method of accounting. Under the equity method, the carrying value of the Company's investment is adjusted for its proportionate share of Sensorsan's net income or loss and the elimination of unrealized profits on transactions with Sensorsan, as applicable.
The Company recognized equity method earnings related to its investment in Sensorsan of $1.6 million for the three months ended October 3, 2026 and a net loss of $0.1 million for the three months ended September 27, 2025. As of October 3, 2026 and June 27, 2026, the carrying value of the Company’s investment in Sensorsan was $3.6 million and $2.0 million, respectively, and was included in Other non-current assets on the Consolidated Balance Sheets. The Company sells certain products to Sensorsan. During the three months ended October 3, 2026 and September 27, 2025, revenue from sales to Sensorsan was $5.4 million and $0.4 million, respectively.
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
As of October 3, 2026, the Company had forward contracts that were effectively closed but not settled with the counterparties as of the balance sheet date. Therefore, the fair value of these contracts of $1.1 million and $1.7 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively. As of June 27, 2026, the fair value of these contracts of $1.6 million and $2.5 million is reflected as Prepayments and other current assets and Other current liabilities on the Consolidated Balance Sheets, respectively.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The forward contracts outstanding and not effectively closed, with a term of less than 120 days, were transacted near quarter end; therefore, the fair value of the contracts is not significant. As of October 3, 2026 and June 27, 2026, the notional amounts of the forward contracts that the Company held to purchase foreign currencies were $63.4 million and $66.2 million, respectively, and the notional amounts of forward contracts that the Company held to sell foreign currencies were $39.3 million and $38.9 million, respectively.
The change in the fair value of these foreign currency forward contracts is recorded as gain or loss in the Consolidated Statements of Operations as a component of Interest and other income, net. The cash flows related to the settlement of foreign currency forward contracts are classified as operating activities. The foreign exchange forward contracts incurred losses of $0.6 million and $0.2 million for the three months ended October 3, 2026 and September 27, 2025, respectively.

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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Fair Value Measurements
The Company’s assets and liabilities measured at fair value on a recurring basis for the periods presented are as follows (in millions):

	October 3, 2026				June 27, 2026
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Debt available-for-sale securities(1)	$0.3	$—	$0.3	$—	$0.3	$—	$0.3	$—
Money market funds(2)	291.2	291.2	—	—	452.6	452.6	—	—
Trading securities(3)	2.0	2.0	—	—	1.9	1.9	—	—
Foreign currency forward contracts(4)	1.1	—	1.1	—	1.6	—	1.6	—
Total assets	$294.6	$293.2	$1.4	$—	$456.4	$454.5	$1.9	$—

Liabilities:
Foreign currency forward contracts(5)	$1.7	$—	$1.7	$—	$2.5	$—	$2.5	$—
Contingent consideration(6)	93.0	—	—	93.0	76.9	—	—	76.9
Total liabilities	$94.7	$—	$1.7	$93.0	$79.4	$—	$2.5	$76.9
(1)Included in Other non-current assets on the Consolidated Balance Sheets.
(2)Includes, as of October 3, 2026, $282.3 million in Cash and cash equivalents, $6.0 million in Restricted cash and $2.9 million in Other non-current assets on the Consolidated Balance Sheets. Includes, as of June 27, 2026, $443.3 million in Cash and cash equivalents, $6.4 million in Restricted cash and $2.9 million in Other non-current assets on the Consolidated Balance Sheets.
(3)Included in Short-term investments on the Consolidated Balance Sheets.
(4)Included in Prepayments and other current assets on the Consolidated Balance Sheets.
(5)Included in Other current liabilities on the Consolidated Balance Sheets.
(6)As of October 3, 2026 and June 27, 2026, includes certain amounts in Other current liabilities and Other non-current liabilities on the Consolidated Balance Sheets.
Contingent Consideration
As of October 3, 2026, the fair value of the contingent consideration liability was $93.0 million compared to $76.9 million at June 27, 2026. As of October 3, 2026, $72.9 million and $20.1 million of the liability are included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets. During the three months ended October 3, 2026, the Company made a contingent consideration payment of $0.5 million for Direct Optical Research Company which was classified as an investing outflow in the Consolidated Statements of Cash Flows.
The earn-out period for Jackson Labs ended on December 31, 2025. The Company was not required to make a contingent consideration payment as the revenue targets were not met.
The Company recorded a charge of $12.4 million from the change in fair value measurement of the contingent consideration liabilities within SG&A in the Consolidated Statements of Operations for the three months ended October 3, 2026.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Other Fair Value Measures
Fair Value of Debt: If measured at fair value on the Consolidated Balance Sheets, the Company’s 0.625% Senior Convertible Notes (2031 Notes) and 3.75% Senior Notes (2029 Notes) would be classified in Level 2 of the fair value hierarchy as they are not actively traded in the markets.
The Company’s debt measured at fair value for the periods presented is as follows (in millions):

	October 3, 2026				June 27, 2026
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Debt:
0.625% Senior Convertible Notes	$880.0	$—	$880.0	$—	$889.1	$—	$889.1	$—
3.75% Senior Notes	372.1	—	372.1	—	381.8	—	381.8	—
Total	$1,252.1	$—	$1,252.1	$—	$1,270.9	$—	$1,270.9	$—
Note 9. Goodwill
The following table presents changes in goodwill allocated to the Company’s reportable segments (in millions):

	Network and Service Enablement	Optical Security and Performance Products	Total
Balance as of June 27, 2026	$658.5	$42.2	$700.7
Acquisition(1)	4.5	—	4.5
Currency translation	0.1	—	0.1
Balance as of October 3, 2026	$663.1	$42.2	$705.3
(1)Goodwill at acquisition date. Refer to “Note 5. Acquisitions” for more information.

The Company tests goodwill for impairment at the reporting unit level annually during the fourth quarter of each fiscal year, or more frequently if events or circumstances indicate that the asset may be impaired. In the fourth quarter of fiscal 2026, the Company performed a qualitative assessment of goodwill impairment and concluded that it was more likely than not that the fair value of each reporting unit exceeded its carrying amount and that no indication of impairment existed.
There were no events or changes in circumstances that triggered an impairment review during the three months ended October 3, 2026.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 10. Intangibles
The following tables present details of the Company’s acquired developed technology, customer relationships and other intangibles as of October 3, 2026 and June 27, 2026 (in millions):

As of October 3, 2026	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.4 years	$674.6	$(474.4)	$200.2
Customer relationships	7.9 years	353.0	(194.5)	158.5
Other(1)	2.9 years	60.4	(48.1)	12.3
Total intangibles		$1,088.0	$(717.0)	$371.0

As of June 27, 2026	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net
Acquired developed technology	4.5 years	$667.5	$(461.5)	$206.0
Customer relationships	8.1 years	346.4	(189.4)	157.0
Other(1)	2.9 years	60.4	(45.8)	14.6
Total intangibles		$1,074.3	$(696.7)	$377.6
(1)Other intangibles consist of proprietary know-how and trade secrets, trademarks and trade names.
Amortization expense related to intangibles was $20.1 million and $8.4 million for the three months ended October 3, 2026 and September 27, 2025, respectively.
Based on the carrying amount of acquired developed technology, customer relationships and other intangibles as of October 3, 2026, and assuming no future impairment of the underlying assets, the estimated future amortization is as follows (in millions):

Fiscal Years
Remainder of 2027	$59.1
2028	69.6
2029	65.1
2030	64.1
2031	42.4
Thereafter	70.7
Total amortization	$371.0

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 11. Debt
As of October 3, 2026 and June 27, 2026, the Company’s debt on the Consolidated Balance Sheets, net of unamortized issuance costs, is as follows (in millions):

	October 3, 2026	June 27, 2026
Principal amount of 0.625% Senior Convertible Notes	$250.0	$250.0
Unamortized 0.625% Senior Convertible Notes debt issuance cost	(4.9)	(5.2)
Short-term debt	$245.1	$244.8

Principal amount of 3.75% Senior Notes	$400.0	$400.0
Unamortized 3.75% Senior Notes debt issuance cost	(2.6)	(2.9)
Long-term debt	$397.4	$397.1
The Company was in compliance with all debt covenants as of October 3, 2026 and June 27, 2026.
Term Loan B
On October 16, 2025, concurrent with the closing of the acquisition of Spirent’s HSE and CE business, the Company entered into a $600.0 million senior secured term loan credit agreement (Term Loan Credit Agreement) with Wells Fargo Bank, National Association (Wells Fargo), as administrative agent, and other lenders. The term loans, which mature on October 16, 2032, are secured by substantially all of the assets of the Company and those of its domestic subsidiaries. The proceeds from the term loans were used to finance a portion of the acquisition, acquisition related expenses and for general corporate purposes. In connection with the issuance of the term loans, the Company incurred $15.2 million of issuance costs. The debt issuance costs were capitalized in Long-term debt on the Consolidated Balance Sheets and were amortized to interest expense using the straight-line method except for the unamortized debt issuance costs derecognized as part of the extinguishments.
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
Concurrent with the transactions discussed above, the Company repurchased and subsequently retired 2.7 million shares of its common stock for $30.0 million under the repurchase plan authorized in September 2022.
In connection with the issuance of the 2031 Notes, the Company incurred $6.1 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
During the first quarter of fiscal 2027, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period October 1, 2026 to December 31, 2026. As a result, the $245.1 million carrying value of the 2031 Notes has been classified as short-term debt.
As of October 3, 2026, the expected remaining term of the 2031 Notes is 4.4 years.
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
On December 15, 2025, the Company entered into separate privately-negotiated agreements with certain holders of the 2026 Notes. On December 22, 2025, the Company settled $103.5 million principal amount of 2026 Notes in exchange for an aggregate of 7.9 million shares of its common stock, par value $0.001 per share. Accrued interest was paid in cash. The transaction was accounted for as a debt extinguishment. The exchange did not qualify as an induced conversion. The Company recorded a Loss on debt extinguishment of $38.7 million in the Company’s Consolidated Statements of Operations, representing the excess of the fair value of the shares issued over the carrying amount of the notes extinguished and transaction costs associated with the settlement.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
3.75% Senior Notes (2029 Notes)
On September 29, 2021, the Company issued $400.0 million aggregate principal amount of 3.75% Senior Notes due 2029 in a private offering to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. In connection with the issuance of the 2029 Notes, the Company incurred $7.0 million of issuance costs. The debt issuance costs were capitalized and will be amortized to interest expense using the straight-line method until maturity. The 2029 Notes are an unsecured obligation of the Company and bear annual interest of 3.75%, payable semi-annually in arrears on April 1 and October 1 of each year, beginning April 1, 2022. The 2029 Notes will mature on October 1, 2029 unless earlier redeemed or repurchased. As of October 3, 2026, the expected remaining term of the 2029 Notes is 3.0 years.
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
As of October 3, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $182.3 million, net of outstanding standby letters of credit of $3.8 million.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Interest Expense
The following table presents the interest expense for contractual interest, amortization of debt issuance cost, accretion of debt discount and other (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025
Interest expense-contractual interest	$4.1	$4.8
Amortization of debt issuance cost	0.6	0.7
Accretion of debt discount	—	1.0
Other	1.0	0.9
Total interest expense	$5.7	$7.4
Note 12. Leases
The Company is a lessee in several operating leases, primarily real estate facilities for office space. The Company's lease arrangements consist of operating leases with various expiration dates through March 31, 2042. The Company's leases do not contain any material residual value guarantees.
Lease expense and cash flow information related to our operating leases is as follows (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025
Operating lease costs(1)	$3.8	$3.3

Cash paid for amounts included in the measurement of operating lease liabilities	$3.8	$3.5
Operating ROU assets obtained in exchange for operating lease obligations	$0.7	$8.0
(1)Total variable lease costs were immaterial during the three months ended October 3, 2026 and September 27, 2025. The total operating lease costs were included in Cost of revenues, R&D, and SG&A in the Consolidated Statements of Operations.
As of October 3, 2026 and September 27, 2025, the weighted-average remaining lease term was 5.4 years and 5.9 years, respectively, and the weighted-average discount rate was 6.5% and 6.2%, respectively.
Future minimum operating lease payments as of October 3, 2026 are as follows (in millions):

Operating Leases
Remainder of fiscal 2027	$9.7
Fiscal 2028	11.5
Fiscal 2029	9.1
Fiscal 2030	6.1
Fiscal 2031	4.2
Thereafter	8.2
Total lease payments	48.8
Less: Interest	(8.1)
Present value of lease liabilities	$40.7

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 13. Restructuring
The Company’s restructuring events are primarily intended to reduce costs, consolidate operations, integrate various acquisitions, streamline product manufacturing and address market conditions. The Company’s restructuring charges include severance, benefits and outplacement costs to eliminate a specified number of positions and costs to vacate facilities and consolidate operations. The timing of associated cash payments is dependent upon the jurisdiction of the affected employees and the type of restructuring charge and can extend over multiple periods.
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
A summary of the activity in the restructuring accrual is outlined below (in millions):

	Balance as of June 27, 2026(1)	Restructuring and related benefits	Cash settlements	Balance as of October 3, 2026(1)
Fiscal 2026 Plan
NSE/Corp	$5.4	$(0.9)	$(2.4)	$2.1
OSP	1.1	(0.1)	(0.1)	0.9
Total	$6.5	$(1.0)	$(2.5)	$3.0
(1)Included in Other current liabilities on the Consolidated Balance Sheets as of October 3, 2026 and June 27, 2026.

In addition, the Company incurred $0.2 million in restructuring charges related to pending site closures during the three months ended October 3, 2026. The Company also recognized Fiscal 2026 Plan charges of $0.3 million of accelerated depreciation during the three months ended October 3, 2026, and were recorded within SG&A in the Consolidated Statements of Operations.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 14. Income Taxes
The Company recorded an income tax provision of $11.9 million and $19.0 million for the three months ended October 3, 2026 and September 27, 2025, respectively.
The income tax provision for the three months ended October 3, 2026 primarily relates to income taxes in certain foreign jurisdictions based on the Company’s forecasted pre-tax income. The income tax provision for the three months ended September 27, 2025 primarily relates to income tax in certain foreign jurisdictions based on the Company’s forecasted pre-tax income or loss and a $9.7 million provision related to a revaluation of the Company’s deferred tax assets due to a change in the German corporate income tax rate.
The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory tax rate to the Company’s income before income taxes primarily due to the changes in valuation allowance for deferred tax assets attributable to the Company’s domestic and foreign earnings.
As of October 3, 2026 and June 27, 2026, the Company’s unrecognized tax benefits (net of Federal benefits) totaled $41.1 million and $41.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities. The Company had $2.9 million accrued for the payment of interest and penalties as of October 3, 2026. The timing and resolution of income tax examinations is uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year.
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
During the three months ended October 3, 2026, the Company repurchased and subsequently retired 3.9 million shares of its common stock for $150.0 million under the 2022 Repurchase Plan. As of October 3, 2026, the Company had remaining authorization of $18.4 million for future share repurchases under the 2022 Repurchase Plan.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Beginning in August 2026, the Company adopted a retirement eligibility provision applicable to future time-based restricted stock awards and performance-based awards granted to the Chief Executive Officer and certain senior executives who report directly to the Chief Executive Officer. Eligible participants who attain age 60, satisfy specified service requirements and provide at least 12 months' advance notice of retirement may continue to vest in outstanding time-based restricted stock awards after retirement in accordance with the original vesting schedule. Eligible performance-based awards remain subject to the applicable performance or market-based vesting conditions, and vesting following retirement is determined in accordance with the terms of the award agreements. As a result of this retirement eligibility provision, the Company recognizes stock-based compensation expense over a shortened requisite service period for affected awards, which accelerates the recognition of stock-based compensation expense.
During the three months ended October 3, 2026 and September 27, 2025, the Company granted 0.9 million and 3.3 million time-based restricted stock awards, respectively. The aggregate grant-date fair value of time-based restricted stock awards granted during the three months ended October 3, 2026 and September 27, 2025 were estimated to be $34.3 million and $37.1 million, respectively.
During the three months ended October 3, 2026 and September 27, 2025, the Company granted 0.3 million and 1.2 million performance-based awards, respectively. There were 0.6 million and less than 0.1 million performance-based shares attained over target during the three months ended October 3, 2026 and September 27, 2025, respectively. The aggregate grant-date fair value of performance-based awards granted during the three months ended October 3, 2026 and September 27, 2025 were estimated to be $13.9 million and $16.3 million, respectively.
As of October 3, 2026, $95.6 million of unrecognized stock-based compensation costs remain to be amortized.
The impact on the Company’s results of operations of recording stock-based compensation by function for the three months ended October 3, 2026 and September 27, 2025, is as follows (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025
Cost of revenues	$1.0	$1.0
Research and development	2.8	2.3
Selling, general and administrative	12.1	10.1
Total stock-based compensation expense	$15.9	$13.4
Approximately $1.4 million and $1.1 million of stock-based compensation was capitalized to inventory as of October 3, 2026 and September 27, 2025, respectively.
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
As of October 3, 2026, the U.K. plan was fully funded, while the Indian plan was partially funded. The other plans were unfunded. The Company’s policy for funded plans is to make contributions equal to or greater than the requirements prescribed by law or regulation. For unfunded plans, the Company pays the post-retirement benefits when due. During the three months ended October 3, 2026, the Company contributed $0.4 million to the Indian plan and $0.9 million to the other plans. The funded plan assets consist primarily of managed investments.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents the components of net periodic cost for the pension and benefits plans (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025
Service cost	$0.1	$—
Interest cost	0.9	0.8
Expected return on plan assets	(0.4)	(0.4)
Net periodic benefit cost	$0.6	$0.4
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
Based on actuarial assumptions, the Company expects to incur cash outlays of approximately $5.6 million related to its defined benefit pension plans during fiscal 2027 to make current benefit payments and fund future obligations. As of October 3, 2026, approximately $1.3 million had been incurred. These payments have been estimated based on the same assumptions used to measure the Company’s projected benefit obligation at June 27, 2026.
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
Guarantees
Outstanding Standby Letters of Credit and Performance Bonds
As of October 3, 2026, the Company had standby letters of credit of $9.5 million and performance bonds of $2.0 million collateralized by restricted cash.
Product Warranties
The following table presents the changes in the Company’s warranty reserve during the three months ended October 3, 2026 (in millions):

October 3, 2026
Three Months Ended
Balance as of beginning of period	$6.6
Provision for warranty	0.8
Utilization of reserve	(0.5)
Adjustments to pre-existing warranties (includes changes in estimates)	(0.2)
Balance as of end of period	$6.7

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
The Company’s operating and reportable segments are:
(i) Network and Service Enablement (NSE):
NSE provides an integrated portfolio of test, monitoring, assurance and resilient PNT solutions that enable and secure critical infrastructure ranging from data center ecosystems and communication networks to military, aerospace, railway and first responder communications.
(ii) Optical Security and Performance Products (OSP):
OSP leverages its core optical coating technologies and volume manufacturing capability to design, manufacture, and sell technologies for the anti-counterfeiting, 3D sensing, aerospace, industrial and automotive markets.
Beginning in the fourth quarter of fiscal 2026, employer payroll taxes related to stock-based compensation were no longer allocated to the Company's segment results and are instead included in the “Other segment items” row of the segment presentation. Prior-period segment results have been recast to conform to the current presentation. The Company believes excluding employer payroll taxes related to stock-based compensation aligns the treatment of these taxes, which are highly variable, with the underlying stock-based compensation expense and provides a more consistent measure of operating performance. Accordingly, this modification is intended to enhance investors’ understanding of the Company’s operating performance. These changes have no impact on any of the Company’s previously reported U.S. GAAP results.
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

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following tables present information on the Company’s reportable segments for the three months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended October 3, 2026
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$322.5	$93.2	$415.7
Service revenue	53.6	—	53.6
Net revenue	$376.1	$93.2	$469.3

Cost of revenues	127.3	40.0

Research and development	60.7	3.3
Selling, general and administrative	60.2	6.3
Other segment items(1)	32.1	3.3
Total operating expense	153.0	12.9

Segment operating income	$95.8	$40.3	$136.1
Segment operating margin	25.5%	43.2%

Unallocated other expenses			(54.4)
Interest and other income, net			10.3
Interest expense			(5.7)
Income before income taxes and equity investment earnings			$86.3
(1)Other segment items represents allocation of corporate level operating expenses.

	Three Months Ended September 27, 2025
	Network and Service Enablement	Optical Security and Performance Products	Total
Product revenue	$174.3	$83.1	$257.4
Service revenue	41.7	—	41.7
Net revenue	$216.0	$83.1	$299.1

Cost of revenues	79.7	39.5

Research and development	48.5	3.9
Selling, general and administrative	43.1	6.2
Other segment items(1)	26.9	2.6
Total operating expense	118.5	12.7

Segment operating income	$17.8	$30.9	$48.7
Segment operating margin	8.2%	37.2%

Unallocated other expenses			(41.1)
Loss on debt extinguishment			(3.8)
Interest and other income, net			1.3
Interest expense			(7.4)
Loss before income taxes and equity investment losses			$(2.3)
(1)Other segment items represents allocation of corporate level operating expenses.

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The following table presents information on the assets of the Company’s reportable segments at October 3, 2026 and June 27, 2026 (in millions):

	October 3, 2026	June 27, 2026
Assets:
Inventories:
NSE	$128.2	$113.7
OSP	45.6	41.6
Total inventories, net	173.8	155.3
Prepayments and other current assets - NSE(1)	30.3	22.0
Assets not attributed to segments	2,384.9	2,528.3
Total assets	$2,589.0	$2,705.6
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
The following table presents net revenue by the three geographic regions in which the Company operates and net revenue from countries that exceeded 10% of the Company’s total net revenue for the three months ended October 3, 2026 and September 27, 2025 (in millions):

	Three Months Ended
	October 3, 2026			September 27, 2025
	Product Revenue	Service Revenue	Total	Product Revenue	Service Revenue	Total
Americas:
United States	$156.3	$22.5	$178.8	$91.9	$14.8	$106.7
Other Americas	22.5	4.7	27.2	18.1	4.0	22.1
Total Americas	$178.8	$27.2	$206.0	$110.0	$18.8	$128.8

Asia-Pacific:
Greater China	$77.5	$2.9	$80.4	$55.6	$0.9	$56.5
Other Asia-Pacific	73.4	8.9	82.3	30.2	5.4	35.6
Total Asia-Pacific	$150.9	$11.8	$162.7	$85.8	$6.3	$92.1

EMEA:	$86.0	$14.6	$100.6	$61.6	$16.6	$78.2

Total net revenue	$415.7	$53.6	$469.3	$257.4	$41.7	$299.1

VIAVI SOLUTIONS INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Note 20. Subsequent Events
Share Repurchase Plan
On November 1, 2026, the Board of Directors authorized a new common stock repurchase program (2026 Repurchase Plan) that will allow the Company to repurchase up to $500 million of the Company’s common stock. This authorization is in addition to the $300 million previously authorized by the Board of Directors under the 2022 Repurchase Plan, which has approximately $18.4 million remaining. Under the new repurchase program, the Company may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, accelerated stock repurchases, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The 2026 Repurchase Plan will remain in effect until the amount authorized has been fully repurchased or until the Company suspends or terminates the program.

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
Statements contained in this Quarterly Report on Form 10-Q, which we also refer to as the Report, which are not historical facts, are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. A forward-looking statement may contain words such as “anticipate,” “believe,” “can,” “can impact,” “could,” “continue,” “estimate,” “expect,” “intend,” “may,” “ongoing,” “plan,” “potential,” “projects,” “should,” “will,” “will continue to be,” “would,” or the negative thereof or other comparable terminology regarding beliefs, plans, expectations or intentions regarding the future. Forward-looking statements include statements, but are not limited to statements such as:
•Financial projections and expectations, including profitability of certain business units, synergies, benefits and other matters related to completed and contemplated acquisitions and strategic transactions, plans to reduce costs and improve efficiencies including through restructuring programs, the effects of seasonality on certain business units, the consolidation of the communication industry and continued reliance on key customers for a significant portion of our revenue, future sources of revenue, stock price volatility, demand for our AI and data center related products, competition and pricing pressures, the future impact of certain accounting pronouncements, and our estimation of the potential impact and materiality of litigation;
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
In addition, Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our Annual Report on Form 10-K for the fiscal year ended June 27, 2026.

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
During the first quarter of fiscal 2027, the NSE business grew year-over-year as a result of our acquisition of Spirent Communications plc’s (Spirent) high-speed ethernet, network security and channel emulation testing business (collectively, the HSE and CE business). Additionally, we continue to see strong demand for lab and production and field products, driven by the data center ecosystem, as well as demand for our aerospace and defense products. OSP performance improved year-over-year driven by anti-counterfeiting and other products (other products include government, industrial and automotive end markets) and 3D Sensing.
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
Looking Ahead
As we look forward to the second quarter of fiscal 2027, we expect revenue for VIAVI to be up sequentially driven by continued strength in many of our end markets in NSE. Our long-term focus remains on executing against our strategic priorities to drive revenue and earnings growth, capture market share and continue to optimize our capital structure. We remain positive on our long-term growth drivers and will continue to focus on executing our strategic priorities over the long-term to:
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
During the three months ended October 3, 2026, the Company received approximately $11.2 million in refunds, comprised primarily of tariff refunds and related statutory interest associated with previously submitted IEEPA refund claims. We expect to file applications for additional tariff refunds before the end of February 2027. However, the ultimate availability, timing, and amount of any refunds of such tariffs remain uncertain and are subject to further legal, regulatory and administrative developments. The global tariff environment continues to evolve, and these tariffs, as well as any other tariffs or other trade actions affecting China or other jurisdictions relevant to VIAVI, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. We continue to take actions to optimize our supply chain, control costs and implement pricing actions to mitigate the impact of evolving tariff policies.

Financial Highlights
First quarter fiscal 2027 results included the following notable items:
•Net revenue of $469.3 million, up $170.2 million or 56.9% year-over-year.
•GAAP operating margin of 17.4%, up 1,490 bps year-over-year.
•Non-GAAP operating margin of 29.0%, up 1,270 bps year-over-year.
•GAAP net income of $76.0 million, up $97.4 million or 455.1% year-over-year.
•Non-GAAP net income of $125.8 million, up $91.1 million or 262.5% year-over-year.
•GAAP diluted EPS of $0.29, up $0.39 or 390.0% year-over-year.
•Non-GAAP diluted EPS of $0.47, up $0.32 or 213.3% year-over-year.
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

A reconciliation of GAAP financial measures to Non-GAAP financial measures is provided below (in millions, except EPS amounts):

	Three Months Ended
	October 3, 2026		September 27, 2025
	Operating Income	Operating Margin	Operating Income	Operating Margin
GAAP measures	$81.7	17.4%	$7.6	2.5%
Stock-based compensation	15.9	3.4%	13.4	4.5%
Employer payroll tax on employee share-based awards	5.7	1.2%	1.6	0.5%
Change in fair value of contingent liability	12.4	2.7%	10.9	3.7%
Acquisition and integration related charges	0.2	—%	3.9	1.3%
Other charges unrelated to core operating performance	0.9	0.2%	0.6	0.2%
Amortization of acquisition related inventory step-up	—	—%	2.6	0.9%
Amortization of intangibles	20.1	4.3%	8.4	2.8%
Restructuring and related benefits	(0.8)	(0.2)%	(0.3)	(0.1)%
Total related to Cost of Revenues and Operating Expenses	54.4	11.6%	41.1	13.8%
Non-GAAP measures	$136.1	29.0%	$48.7	16.3%

	Three Months Ended
	October 3, 2026		September 27, 2025
	Net Income	Diluted EPS	Net (Loss) Income	Diluted EPS
GAAP measures	$76.0	$0.29	$(21.4)	$(0.10)
Items reconciling GAAP Net Income (Loss) and EPS to Non-GAAP Net Income and EPS:
Stock-based compensation	15.9	0.06	13.4	0.06
Employer payroll tax on employee share-based awards	5.7	0.02	1.6	0.01
Change in fair value of contingent liability	12.4	0.05	10.9	0.05
Acquisition and integration related charges	0.2	—	3.9	0.02
Other charges unrelated to core operating performance	0.9	—	0.6	—
Amortization of acquisition related inventory step-up	—	—	2.6	0.01
Amortization of intangibles	20.1	0.07	8.4	0.04
Restructuring and related benefits	(0.8)	—	(0.3)	—
Interest expense and other (income) expense, net(1)	(5.0)	(0.02)	4.8	0.02
Provision for income taxes	0.4	—	10.2	0.04
Total related to Net Income and EPS	49.8	0.18	56.1	0.25
Non-GAAP measures	$125.8	$0.47	$34.7	$0.15
Shares used in per share calculation for Non-GAAP EPS		266.2		227.9
(1)Included in the three months ended October 3, 2026 is a gain of $5.0 million on proceeds from an insurance settlement. Included in the three months ended September 27, 2025 is a loss of $3.8 million in connection with the extinguishment of certain 1.625% Senior Convertible Notes (2026 Notes).

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

RESULTS OF OPERATIONS
The results of operations for the current period are not necessarily indicative of results to be expected for future periods. The following table summarizes selected Consolidated Statements of Operations items (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025	Change	Percent Change
Segment net revenue:
NSE	$376.1	$216.0	$160.1	74.1%
OSP	93.2	83.1	10.1	12.2%
Total net revenue	$469.3	$299.1	$170.2	56.9%

Amortization of acquired technologies	$12.7	$6.9	$5.8	84.1%
Percentage of net revenue	2.7%	2.3%

Gross profit	$287.3	$169.0	$118.3	70.0%
Gross margin	61.2%	56.5%

Research and development	$69.5	$56.0	$13.5	24.1%
Percentage of net revenue	14.8%	18.7%

Selling, general and administrative	$129.5	$104.2	$25.3	24.3%
Percentage of net revenue	27.6%	34.8%

Amortization of other intangibles	$7.4	$1.5	$5.9	393.3%
Percentage of net revenue	1.6%	0.5%

Restructuring and related benefits	$(0.8)	$(0.3)	$(0.5)	166.7%
Percentage of net revenue	0.2%	0.1%

Loss on debt extinguishment	$—	$(3.8)	$3.8	(100.0)%
Percentage of net revenue	—%	1.3%

Interest and other income, net	$10.3	$1.3	$9.0	692.3%
Percentage of net revenue	2.2%	0.4%

Interest expense	$(5.7)	$(7.4)	$1.7	(23.0)%
Percentage of net revenue	1.2%	2.5%

Provision for income taxes	$11.9	$19.0	$(7.1)	(37.4)%
Percentage of net revenue	2.5%	6.4%

Equity investment earnings (losses)	$1.6	$(0.1)	$1.7	(1,700.0)%
Percentage of net revenue	0.3%	—%

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
Three Months Ended October 3, 2026 and September 27, 2025
Net revenue increased by $170.2 million, or 56.9%, during the three months ended October 3, 2026 compared to the same period a year ago. This increase was primarily from strong demand for lab and production and field products, driven by the data center ecosystem, our acquisition of Spirent’s HSE and CE business, as well as demand for our aerospace and defense products. Our acquisition of Spirent’s HSE and CE business contributed $52.7 million during the three months ended October 3, 2026. OSP performance improved year-over-year driven by anti-counterfeiting and other products and 3D sensing.
Product revenues increased by $158.3 million, or 61.5%, during the three months ended October 3, 2026 compared to the same period a year ago, driven by volume increases in NSE and OSP. Product revenues from Spirent’s HSE and CE business contributed $39.0 million during the three months ended October 3, 2026.
Service revenues increased by $11.9 million, or 28.5%, during the three months ended October 3, 2026 compared to the same period a year ago, driven by the acquisition of Spirent’s HSE and CE business which contributed $13.7 million offset by a decline primarily in legacy Wireless during the three months ended October 3, 2026.
Going forward, we expect to continue to encounter a number of industry and market risks and uncertainties. For example, uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades and decisions on new infrastructure investments or uncertainty about speed of adoption of new and emerging technologies at a commercially viable scale. This may limit our visibility, and consequently, our ability to predict future revenue, seasonality, profitability and general financial performance, which could create period-over-period variability in our financial measures and present foreign exchange rate risks. Global tariffs could increase our costs and impact our business.
We cannot predict when or to what extent these uncertainties will be resolved. Our revenues, profitability and general financial performance may also be affected by: (a) pricing pressures due to, among other things, a highly concentrated customer base, increasing competition, particularly from Asia-based competitors and a general commoditization trend for certain products; (b) strategic execution challenges arising from competition with larger and more well-resourced competitors; (c) product mix variability in our markets, which affects revenue and gross margin; (d) fluctuations in customer buying patterns, which cause demand, revenue and profitability volatility; (e) the current trend of communication industry consolidation, which is expected to continue, that directly affects our NSE customer base and adds additional risk and uncertainty to our financial and business projections; (f) the impact of ongoing global trade policies, tariffs and sanctions; and (g) regulatory or economic developments and/or technology challenges that slow or change the rate of adoption of new and emerging technologies and platforms.

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
The following table presents net revenue by the three geographic regions we operate in and net revenue from countries that exceeded 10% of our total net revenue (in millions):

	Three Months Ended
	October 3, 2026		September 27, 2025
Americas:
United States	$178.8	38.1%	$106.7	35.7%
Other Americas	27.2	5.8%	22.1	7.4%
Total Americas	$206.0	43.9%	$128.8	43.1%

Asia-Pacific:
Greater China	$80.4	17.1%	$56.5	18.9%
Other Asia-Pacific	82.3	17.6%	35.6	11.9%
Total Asia-Pacific	$162.7	34.7%	$92.1	30.8%

EMEA:	$100.6	21.4%	$78.2	26.1%

Total net revenue	$469.3	100.0%	$299.1	100.0%
Net revenue from customers outside the Americas represented 56.1% and 56.9% of net revenue, respectively, during the three months ended October 3, 2026 and September 27, 2025.
We expect revenue from customers outside of the United States to continue to be an important part of our overall net revenue and an increasing focus for net revenue growth opportunities.
Amortization of Acquired Technologies (Cost of revenues)
Amortization of acquired technologies within Cost of revenues increased $5.8 million or 84.1% during the three months ended October 3, 2026 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business.
Gross Margin
Gross margin increased by 4.7 percentage points during the three months ended October 3, 2026 from 56.5% in the same period a year ago to 61.2% in the current period. The increase was primarily driven by the higher volume, favorable product mix and tariff refunds of $10.2 million, partially offset by an increase in amortization of intangibles.
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
Research and Development
Research and Development (R&D) expense increased by $13.5 million, or 24.1%, during the three months ended October 3, 2026 compared to the same period a year ago. This increase was primarily due to incremental cost from the acquisition of Spirent’s HSE and CE business of $11.6 million and higher variable expenses, partially offset by R&D tax credits. As a percentage of net revenue, R&D expense decreased by 3.9 percentage points during the three months ended October 3, 2026 compared to the same period a year ago.

We believe that continuing our investments in R&D is critical to attaining our strategic objectives. We plan to continue to invest in R&D and new products that will further differentiate us in the marketplace.
Selling, General and Administrative
Selling, General and Administrative (SG&A) expense increased by $25.3 million, or 24.3%, during the three months ended October 3, 2026 compared to the same period a year ago. This increase was primarily due to the incremental cost from the acquisition of Spirent’s HSE and CE business of $7.1 million, higher stock-based compensation, including related employer payroll taxes and higher variable expenses, partially offset by lower acquisition and integration related charges. As a percentage of net revenue, SG&A expense decreased 7.2 percentage points during the three months ended October 3, 2026 compared to the same period a year ago.
Amortization of Intangibles (Operating expenses)
Amortization of intangibles within Operating expenses increased $5.9 million or 393.3% during the three months ended October 3, 2026 compared to the same period a year ago. This increase is primarily due to the amortization of intangibles acquired through Spirent’s HSE and CE business, partially offset by certain intangibles becoming fully amortized.
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
During the three months ended October 3, 2026, the Company recorded restructuring benefits of $1.0 million related to employee severance and charges of $0.2 million from pending site closures related to the Fiscal 2026 Plan. During the three months ended September 27, 2025, the Company recorded restructuring benefits of $0.3 million related to the Fiscal 2024 Plan.
As of October 3, 2026, our total restructuring accrual was $3.0 million. We expect the payments to be funded by operating cash flow.
Refer to “Note 13. Restructuring” for more information.
Loss on Debt Extinguishment
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

Interest and other income, net
Interest and other income, net, was $10.3 million during the three months ended October 3, 2026 compared to $1.3 million during the same period a year ago. This $9.0 million increase was primarily driven by an increase in other income related to a gain of $5.0 million on proceeds from an insurance settlement, favorable foreign exchange impact as the balance sheet hedging program provided more favorable offset to the remeasurement of underlying foreign exchange exposures during the current period and an increase in interest income due to higher average cash balances and higher yields during the current period.
Interest Expense
Interest expense decreased by $1.7 million, or 23.0%, during the three months ended October 3, 2026 compared to the same period a year ago. This decrease was primarily a result of the maturity of the 2026 Notes in March 2026 as the interest expense in the same period a year ago included interest expense and accretion of debt discount on the 2026 Notes.
Provision for Income Taxes
We recorded an income tax provision of $11.9 million and $19.0 million for the three months ended October 3, 2026 and September 27, 2025, respectively.
The income tax provision for the three months ended October 3, 2026, primarily relates to income taxes in certain foreign jurisdictions based on our forecasted pre-tax income. The income tax provision for the three months ended September 27, 2025 primarily relates to income tax in certain foreign jurisdictions based on our forecasted pre-tax income or loss and a $9.7 million provision related to a revaluation of our deferred tax assets due to a change in the German corporate income tax rate.

The income tax provision recorded differs from the expected tax provision that would be calculated by applying the federal statutory tax rate to our income before income taxes primarily due to changes in the valuation allowance for deferred tax assets attributable to our domestic and foreign earnings.
As of October 3, 2026 and June 27, 2026, our unrecognized tax benefits (net of Federal benefits) totaled $41.1 million and $41.0 million, respectively, and are included in deferred taxes and other non-current tax liabilities. We had $2.9 million accrued for the payment of interest and penalties as of October 3, 2026. The timing and resolution of income tax examinations are uncertain, and the amounts ultimately paid, if any, upon resolution of issues raised by the taxing authorities may differ from the amounts accrued for each year.
Operating Segment Information
Information related to our operating segments was as follows (in millions):

	Three Months Ended
	October 3, 2026	September 27, 2025	Change	Percentage Change
Network and Service Enablement
Net revenue	$376.1	$216.0	$160.1	74.1%
Gross profit	248.8	136.3	112.5	82.5%
Gross margin	66.2%	63.1%
Operating income	$95.8	$17.8	$78.0	438.2%
Operating margin	25.5%	8.2%

Optical Security and Performance Products
Net revenue	$93.2	$83.1	$10.1	12.2%
Gross profit	53.2	43.6	9.6	22.0%
Gross margin	57.1%	52.5%
Operating income	$40.3	$30.9	$9.4	30.4%
Operating margin	43.2%	37.2%

Network and Service Enablement
NSE net revenue increased by $160.1 million, or 74.1%, during the three months ended October 3, 2026 compared to the same period a year ago, primarily driven by higher volume in Lab and Production ($52.7 million contributed by our acquisition of Spirent’s HSE and CE business), Fiber and Access Solutions and Aerospace and Defense, partially offset by lower volume in Wireless.
NSE gross margin increased by 3.1 percentage points during the three months ended October 3, 2026 to 66.2% from 63.1% in the same period a year ago primarily due to tariff refunds, higher volume and favorable product mix.
NSE operating margin increased by 17.3 percentage points during the three months ended October 3, 2026 to 25.5% from 8.2% in the same period a year ago primarily due to higher volume resulting in operating leverage.
Optical Security and Performance Products
OSP net revenue increased by $10.1 million, or 12.2%, during the three months ended October 3, 2026 compared to the same period a year ago, primarily driven by higher anti-counterfeiting and other products and 3D sensing revenues.
OSP gross margin increased by 4.6 percentage points during the three months ended October 3, 2026 to 57.1% from 52.5% in the same period a year ago primarily due to higher volume and favorable product mix.
OSP operating margin increased by 6.0 percentage points during the three months ended October 3, 2026 to 43.2% from 37.2% in the same period a year ago primarily due to higher volume resulting in operating leverage.
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
•Compliance with covenants and other terms and conditions related to our financing arrangements; and
•The risks and uncertainties detailed in Item 1A “Risk Factors” section of this Quarterly Report on Form 10-Q.
Cash and Cash Equivalents and Short-Term Investments
Our cash and cash equivalents and short-term investments mainly consist of investments in institutional money market funds and short-term deposits at major global financial institutions. Our strategy is focused on capital preservation and supporting our liquidity requirements that meet high credit quality standards, as specified in our investment policy approved by the Audit Committee of our Board of Directors. Our investments in debt securities and marketable equity securities are primarily classified as available for sale or trading assets and are recorded at fair value. The cost of securities sold is based on the specific identification method. Unrealized gains and losses on available-for-sale investments are recorded as Other comprehensive income (loss) and reported as a separate component of stockholders’ equity. As of October 3, 2026, U.S. subsidiaries owned approximately 30.6% of our cash and cash equivalents, short-term investments and restricted cash.
As of October 3, 2026, the majority of our cash investments have maturities of 90 days or less and are of high credit quality. Nonetheless we could realize investment losses under adverse market conditions. During the three months ended October 3, 2026, we have not realized material investment losses but we can provide no assurance that the value or liquidity of our investments will not be impacted by adverse conditions in the financial markets. In addition, we maintain cash balances in operating accounts with third-party financial institutions. These balances in the U.S. may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits. While we monitor the cash balances in our operating accounts and adjust as appropriate, these cash balances could be impacted if the underlying financial institutions fail.
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
As of October 3, 2026, we had no borrowings under this facility and our available borrowing capacity was approximately $182.3 million, net of outstanding standby letters of credit of $3.8 million.
Refer to “Note 11. Debt” for more information.
Convertible Notes
During the first quarter of fiscal 2027, the closing price of the Company’s common stock exceeded 130% of the applicable conversion price of the 2031 Notes, on at least 20 of the last 30 consecutive trading days of the calendar quarter, causing the 2031 Notes to be convertible by their holders for the period October 1, 2026 to December 31, 2026. As a result, the $245.1 million carrying value of the 2031 Notes has been classified as short-term debt.
Contingent Consideration
As of October 3, 2026, the fair value of the contingent consideration liabilities for Inertial Labs and Direct Optical Research Company totaled $93.0 million with $72.9 million and $20.1 million included in Other current liabilities and Other non-current liabilities, respectively, on the Consolidated Balance Sheets.

Cash Flows for the Three Months Ended October 3, 2026
As of October 3, 2026, our combined balance of cash and cash equivalents and restricted cash decreased by $121.6 million to $538.2 million from $659.8 million as of June 27, 2026.
During the three months ended October 3, 2026, Cash provided by operating activities was $104.7 million, consisting of net income of $76.0 million adjusted for non-cash charges (e.g., depreciation, amortization, stock-based compensation and other non-cash items) totaling $51.6 million, including changes in deferred tax balances, and changes in operating assets and liabilities that used $22.9 million. Changes in our operating assets and liabilities related to an increase in inventory of $22.4 million related to demand changes, a decrease in accrued payroll and related expenses of $15.7 million due primarily to variable pay and timing of payroll, a decrease in accrued expenses and other current and non-current liabilities of $12.5 million, a decrease in deferred revenue of $2.5 million due to timing of support billings and project acceptances and an increase in other current and non-current assets of $0.7 million. These were partially offset by a decrease in accounts receivable of $15.1 million due to collections outpacing billings, an increase in accounts payable of $13.6 million driven by timing of purchases and related payments and an increase in income taxes payable of $2.2 million.
During the three months ended October 3, 2026, Cash used in investing activities was $18.7 million, primarily resulting from $12.0 million used for capital expenditures, $11.9 million used for the acquisition of Direct Optical Research Company, $0.5 million related to contingent consideration liability payment and $0.1 million other investing activities. These were partially offset by $5.0 million in proceeds from insurance settlement and $0.8 million in proceeds from the sale of assets.
During the three months ended October 3, 2026, Cash used in financing activities was $206.6 million, primarily resulting from $150.0 million cash paid to repurchase common stock under our share repurchase program, $59.8 million in withholding tax payments on the vesting of restricted stock and performance-based awards, $0.6 million of equity issuance costs paid and $0.1 million in other financing activities. These were partially offset by $3.9 million in proceeds from the issuance of common stock under our employee stock purchase plan.
Share Repurchase Program
During the three months ended October 3, 2026, we repurchased and subsequently retired 3.9 million shares of our common stock for $150.0 million pursuant to our 2022 Repurchase Plan. As of October 3, 2026, the Company had remaining authorization of $18.4 million for future share repurchases under the 2022 Repurchase Plan.
Refer to “Note 15. Stockholders’ Equity” for more information.
On November 1, 2026, the Board of Directors authorized a new common stock repurchase program (2026 Repurchase Plan) that will allow the Company to repurchase up to $500 million of the Company’s common stock. Under the new repurchase program, the Company may purchase shares of common stock from time to time through a variety of methods, which may include but are not limited to open market purchases, the implementation of a 10b5-1 plan, accelerated stock repurchases, privately negotiated transactions and/or any other available methods in accordance with Securities and Exchange Commission and other applicable legal requirements. The 2026 Repurchase Plan will remain in effect until the amount authorized has been fully repurchased or until the Company suspends or terminates the program.
Refer to “Note 20. Subsequent Events” for more information.
Contractual Obligations
There were no material changes to our existing contractual commitments during the first quarter of fiscal 2027.
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
The U.K. plan was fully funded while the Indian plan was partially funded. The German plans, which were initially established as “pay-as-you-go” plans, are unfunded. As of October 3, 2026, our pension plans were under-funded by $44.6 million since the projected benefit obligation (PBO) exceeded the fair value of plan assets. Pension plan assets are managed by external third parties and we monitor the performance of our investment managers. As of October 3, 2026, the fair value of plan assets had decreased approximately 9.3% since June 27, 2026, our most recent fiscal year end.
We are also responsible for the non-pension post-retirement benefit obligation PBO assumed from a past acquisition of $0.3 million.
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
Projected benefit obligation (PBO)
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
Item 3. Quantitative and Qualitative Disclosure About Market Risks
The Company’s market risk has not changed materially from the foreign exchange and interest rate risks disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the fiscal year ended June 27, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of October 3, 2026.
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
We operate globally and sell our products in countries throughout the world. Escalations in regional conflicts, including the ongoing conflicts between Russia and Ukraine and in the Middle East, ongoing and expanding economic sanctions, political instability and economic uncertainty in the Middle East, and the risk of increased tensions between the U.S. and China, could curtail or prohibit our ability to transfer certain technologies, to sell our products and solutions, or to continue to operate in certain locations. Foreign companies with a presence in China are facing increasing operational challenges and enhanced scrutiny from governmental entities in the region. Further, it is possible that the U.S.-Chinese geopolitical tensions could result in government measures that could adversely impact our business. The U.S. administration has implemented and could implement further broad-based global tariffs that could adversely impact trade relations and result in higher costs. Tariff rates continue to evolve and therefore the impact, including those of any potential retaliatory tariffs, is difficult to forecast. International conflict has contributed to (i) increased pressure on the supply chain and increased energy and fuel costs, which could increase the cost of manufacturing, selling and delivering products and solutions; (ii) inflation, which could result in increases in the cost of manufacturing products, reduced customer purchasing power, increased price pressure, and reduced or cancelled orders; (iii) increases in cybersecurity attacks; and (iv) general market instability, all of which could adversely impact our financial results.
Risks Related to Our Business Strategy and Industry
Our future profitability is not assured.
Our profitability in a particular period will be impacted by revenue, product mix and operational costs that vary significantly across our product portfolio and business segments.
Specific factors that may undermine our profit and financial objectives include, among others:
•Uncertainty around timing, investment level and demand for our products used in connection with AI, data centers and related network infrastructure;
•Uncertainty around the timing of our customers’ procurement decisions on infrastructure maintenance and upgrades;
•Uncertain future telecom carrier and cable operator capital and R&D spending levels, which particularly affect our NSE segment;
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
•Longer lead times for components and resources for our products, including recent memory chip shortages which lead to higher component prices;
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
•Ongoing costs associated with organizational transitions, consolidations and restructurings, which are expected to continue in the near term;
•Cyclical demand for our currency products;
•Changing market and economic conditions, including tariffs, economic sanctions and export restrictions, the ongoing conflicts between Russia and Ukraine and in the Middle East; political instability and economic uncertainty in the Middle East; tensions and trade sanctions between the U.S. and China; supply chain constraints; and pricing and inflationary pressures;
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
Rapid technological change in our industry presents significant risks and challenges, and failure to keep pace could cause customers to purchase fewer of our products.
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
•Our dependence on a limited number of vendors, who are often small and specialized, for raw materials, packages and standard components. We also rely on contract manufacturers around the world to manufacture certain products. Our business could continue to be adversely affected by this dependency. Specific concerns we periodically encounter with our suppliers include stoppages or delays of supply, insufficient vendor resources to supply our requirements, substitution of more expensive or less reliable parts, receipt of defective parts or contaminated materials, increases in the price of supplies and an inability to obtain reduced pricing from our suppliers in response to competitive pressures. Additionally, the ability of our contract manufacturers to fulfill their obligations may be affected by economic, political or other forces that are beyond our control. Any such failure could have a material impact on our ability to meet customers’ expectations and may materially impact our operating results. Increased demand for AI-related products may cause suppliers to allocate manufacturing capacity, materials or other resources to higher-volume or higher-margin products or customers, reduce production of components used in our products, or impose less favorable pricing, lead times or allocation terms.
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
Our growth forecasts and estimates of market opportunities related to network infrastructure, 3D sensing and other developing technologies, including AI, are subject to significant uncertainty. They rely on assumptions and estimates informed by our internal analysis, industry experience and third-party data that may prove inaccurate. These markets may not develop in the manner or within the time periods we anticipate, and our estimated market opportunities may prove materially inaccurate.
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
Demand for our products used in connection with AI, data centers and related network infrastructure depends in part on the level, timing and composition of investment by our customers and participants in their end markets. Such investment may be concentrated among a limited number of market participants, fluctuate significantly, or fail to generate anticipated returns for us. Continued growth in AI adoption or announced infrastructure investment does not necessarily result in corresponding growth in demand for our products.
The construction, expansion and deployment of data centers and related infrastructure may also be constrained by the availability, reliability and cost of electricity and grid connections; water and cooling resources; suitable land; permits and other approvals; construction capacity and skilled labor; computing, networking and other equipment; and stakeholder sentiment. Furthermore, in some regions, data center development has led to increased public controversy and regulatory scrutiny, including with respect to environmental impact and resource allocation, including as relates to power, land and water use. These constraints may affect our customers or their customers even when underlying demand remains strong and may result in projects being delayed, relocated, reduced in scope or cancelled. Any resulting reduction or change in the timing or mix of demand for our products could materially adversely affect our business, financial condition, results of operations and cash flows.
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
•Inability to consummate deals on favorable or acceptable terms, including due to failure to obtain stockholder, government, regulatory or other necessary approvals or satisfy other closing conditions;
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
•Failure of an acquisition to further our business strategy, overpayment for an acquisition, or inability to realize the expected return on our investments;
•Expected earn-outs may not be achieved in the time frame or at the level expected or at all;
•Inability to recognize or capitalize on expected growth, synergies or cost savings;
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
Developing our products is expensive, and investments in product development may involve a long payback cycle. We expect to continue investing heavily in R&D to expand the capabilities of 3D sensing and smartphone sensors, handheld spectrometer solutions and portable test instruments, introduce new products and features and build upon our technology. The timing and size of these investments may affect our results of operations, and the investments may take several years to generate positive returns, if ever.
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
Management changes could adversely impact our results of operations and our customer relationships and may make recruiting for future management positions more difficult. Our executives and other key personnel are generally at-will employees. We generally do not have employment or non-compete agreements with our other employees, and we cannot assure you that we will be able to retain them. We have in the past experienced, and could continue to experience, changes in our leadership team. Competition for people with the specific technical and other skills we require is significant. We could be impacted by new restrictions on, or curtailment of, H-1B and other work visas and permits imposed by the U.S. government. We and our impacted and prospective employees may face a greater evidentiary burden to prove eligibility for immigration benefits. Further, employees in certain categories may not be able to renew work authorizations or benefit from automatic extensions of work permits. We may face difficulties in attracting, retaining and motivating employees. If we are unable to attract and retain qualified executives and employees, or to successfully integrate any newly hired personnel within our organization, we may be unable to achieve our operating objectives, which could negatively impact our financial performance and results of operations.

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
International conflicts and global and regional health pandemics have affected and may in the future affect the manufacturing and shipment of goods globally. Delays in the production, delivery or shipment of our products, including due to extended closures of our suppliers’ plants, and increased logistics costs could adversely impact our business.
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
We rely upon the capacity, reliability and security of our information technology infrastructure and our ability to expand and continually update this infrastructure in response to our changing needs. In some cases, we rely upon third-party hosting and support services to meet these needs. We and our third-party providers have experienced increasingly sophisticated cybersecurity attacks, which can take the form of phishing emails, malware, malicious websites, ransomware, exploitation of application vulnerabilities, and nation-state attacks. The development and use of AI technologies, including agentic AI, by threat actors may further increase the sophistication, frequency and scale of such attacks and make them more difficult to detect and prevent, as further discussed in the AI risk factor below. Cybersecurity incidents may also result from intentional or inadvertent actions by our employees, contractors or other persons with whom we have commercial relationships. These kinds of attacks or threats of attacks can lead to increased operational impairment; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws and other litigation and legal risks; and reputational risks. The growing and evolving cyber-risk environment means that individuals, companies, and organizations of all sizes, including ourselves, our customers, suppliers and our hosting and support partners, are increasingly vulnerable to attacks and disruptions on their networks and systems by a wide range of actors on an ongoing and regular basis. We also design and manage IT systems and products that contain IT systems for various customers, and generally face the same threats for those systems as for our own internal systems.
Our network security controls are comprised of administrative, physical and technical controls, which include, but are not limited to, the implementation of firewalls, anti-virus protection, patches, log monitors, routine backups, off-site storage, network audits and other routine updates and modifications. We also routinely monitor and develop our internal information technology systems to address risks to our information systems. However, there can be no assurance that the controls we implement and internal information technology systems we develop will be adequate and successful. Our systems are regularly targeted by bad actors and, in some cases, have been affected by computer viruses, natural disasters, unauthorized access and other similar disruptions and attacks that continue to emerge and evolve, particularly with the use of AI. Any system failure, accident or security breach could result in disruptions to our business processes, network degradation, and system downtime, along with the potential that a third party will gain unauthorized access to, or acquire intellectual property, proprietary business information, and data related to our employees, customers, suppliers, and business partners, including personal data. While we maintain system data and security logs, our logging also may not be sufficient to fully investigate a security incident. To the extent that any disruption, degradation, downtime or other security event results in a loss or damage to our data or systems, or in inappropriate disclosure of confidential or personal information, it could adversely impact us and our clients, potentially resulting in, among other things, financial losses, loss of customers or business, our inability to transact business on behalf of our clients, adverse impact on our brand and reputation, violations of applicable privacy and other laws, regulatory fines, penalties, litigation, reimbursement or other compensation costs, and/or additional compliance costs, as well as regulatory enforcement relating to cybersecurity matters, which has increased in recent years. We may also incur additional costs related to cybersecurity risk management and remediation. We or our service providers, if applicable, may suffer losses relating to cyber-attacks or other information security breaches in the future and any insurance coverage may not be adequate to cover all the costs resulting from such events, or continue to be available to us on economically reasonable terms, or at all. Our efforts to reduce the risk of such attacks or to detect attacks that occur may not be successful.
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
The use of open-source software may harm our intellectual property position.
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
Our use of artificial intelligence may expose us to risks.
Generative artificial intelligence (GenAI) technology and, more recently, agentic AI have proliferated, including as features in existing commercially available products, some of which we use. GenAI is a type of machine-learning model capable of generating various types of content, including data, text and images. Agentic AI refers to autonomous or semi-autonomous AI systems that can reason, plan, and take actions to achieve complex, multi-step goals with minimal human supervision. Use of these tools could expose us to data and network security risks. These risks include the exposure of our intellectual property, confidential and proprietary information (including customer information) to unknown recipients; the introduction of malware into our network; and the creation of content subject to copyright, trademark, or other intellectual property protection of an unknown third party.
In addition, the development and implementation of AI technologies may increase exposure to or exacerbate the risks of cyberattacks or other security incidents, particularly where such technologies are exploited by third parties to breach our systems or those of our third-party service providers, customers or suppliers, as well as the data stored on such systems. The deployment of agentic AI systems with access to infrastructure, data and third-party tools also creates an expanded attack surface, as threat actors may exploit inadequate controls to manipulate agents into executing unauthorized actions or conducting multi-step attacks that evade traditional security controls before detection occurs.
AI-generated outputs may also be inaccurate, incomplete, biased or otherwise unreliable, even when they appear correct, and may contain defects that are difficult to identify. Furthermore, our controls may not prevent unauthorized or inappropriate use of AI by employees, contractors or service providers. Reliance on such outputs in our operations, product development, services or decision-making could result in errors, additional costs, delays, customer harm, legal liability or reputational damage.

Our investments in AI may not generate expected efficiencies, improvements or returns, and competitors or new market entrants may use AI more effectively to develop competing or substitute solutions. To the extent we use third-party AI, our ability to do so may also depend on the continued availability, performance and commercially acceptable terms of models, tools and infrastructure that we do not control.
Furthermore, AI technologies, including those used by us or our vendors, are subject to evolving laws and regulations and increased scrutiny, including with respect to data privacy, cybersecurity and intellectual property. Domestic or foreign legislation or regulatory requirements concerning AI may require us to expend significant resources on compliance or change our products, services or business practices, or may prevent or limit our use of AI.
Even where we have contractual protections from third parties from whom we source AI tools, those protections may not adequately limit our liability or be sufficient to allow us to obtain indemnification or recovery for our damages. In addition, we may face allegations of misrepresentation or “AI washing” if our disclosures about our AI capabilities or AI-related governance are deemed to be exaggerated or misleading, which could result in enforcement actions, litigation or reputational harm.
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
We receive formal and informal inquiries from, or become subject to, investigations by various government authorities regarding our business and compliance with federal, state and local laws, regulations, or standards. Any determination or allegation that our operations, products, activities, or the activities of our employees, contractors or agents, are not in compliance with existing laws, regulations or standards, could adversely affect our business. Even if such inquiries or investigations do not result in the imposition of fines, interruptions to our business, loss of suppliers or other third-party relationship or terminations of necessary licenses and permits, the existence of those inquiries or investigations alone could create negative publicity that could cause business or reputational harm.
Government trade actions and restrictions could have an adverse impact on our business, financial position, and results of operations.
Trade tensions between the U.S. and China have continued to escalate, with the U.S. and China both imposing a variety of trade barriers against the other, including various export control restrictions and tariffs.
Huawei Technologies Co. Ltd. and a score of non-U.S. affiliates (collectively, Huawei) are on the Entity List of the Bureau of Industry and Security of the U.S. Department of Commerce (BIS), which imposes limitations on the supply of most U.S. items and product support to Huawei. U.S. export controls also restrict all persons from sharing many items produced domestically and abroad from U.S. technology and software with Huawei. Certain of our products are subject to the restrictions.
Additionally, the BIS "Affiliates Rule" (50% Rule) automatically extends export restrictions to any non-U.S. entity owned 50% or more (directly or indirectly) by restricted parties. It is currently suspended until January 10, 2027, after which it will permanently reimpose strict compliance and licensing obligations on global supply chains. The BIS Affiliates Rule represents a significant shift in export compliance expectations. Historically, Entity List and Military End-User (MEU) List screening focused primarily on identifying parties that were expressly named on a BIS restricted party list. Under the Affiliates Rule, companies must also assess whether a counterparty is owned, directly or indirectly, by listed entities. If the rule is reinstated, we will have to perform enhanced due diligence and beneficial ownership screenings and it could further impact our business with Huawei and potentially other customers.

Moreover, the additional tariffs imposed by the U.S. administration in 2025 (and, following the U.S. Supreme Court ruling that the IEEPA did not authorize such tariffs, the temporary replacement tariffs imposed in 2026), and any other tariffs or other trade actions that may be implemented targeting China or other jurisdictions relevant to us, may increase the cost of certain materials and/or products, thereby adversely affecting our profitability. These actions could require us to pass these costs to our customers, which could decrease demand for our products, and could adversely impact our business.

Furthermore, the geopolitical and economic uncertainty and/or instability that may result from changes in the relationship among the United States, Taiwan and China may, directly or indirectly, materially harm our business, financial condition and results of operations. For example, certain of our suppliers depend on products sourced from Taiwan, particularly in semiconductor manufacturing. In addition, in August 2026, China’s Ministry of Commerce placed the Responsible Business Alliance (RBA), a global industry association that promotes responsible business practices in global supply chains, on its countermeasures list under China’s Anti-Foreign Sanctions Law and prohibited entities within China from engaging in relevant transactions with the RBA. As with many other multinational companies, we are an affiliate member of the RBA. Following the designation of RBA, there could be supply chain disruptions. These measures, including related compliance uncertainty relating to conflicts of laws, as well as other similar developments may result in greater restrictions on, or disruptions to, our suppliers’ ability to operate facilities or do business in these jurisdictions may increase the cost of certain materials or limit the supply of products. This may result in deterioration of our profit margins or a need to increase our pricing, which may decrease demand for our products and thereby adversely impact our revenue or profitability.
Due to the ongoing conflict between Russia and Ukraine, the U.S., European Union (E.U.), and United Kingdom (U.K.) have broadened restrictions on supply to Russia of various items, including shipments of many technology, telecommunications and consumer electronics products. We suspended transactions in the region effective February 2022, which negatively impacted our business in the region. The ongoing situation in Ukraine as well as the potential for additional trade actions or retaliatory cyber-attacks aimed at infrastructure or supply chains, could have an impact on our future operations and financial results.
Failure to maintain satisfactory compliance with certain privacy and data protections laws and regulations may harm our business.
Complex local, state, national, foreign, and international laws and regulations apply to the collection, use, retention, protection, disclosure, transfer, and other processing of personal data. These privacy laws and regulations are rapidly evolving, with new or modified laws and regulations frequently proposed and implemented and existing laws and regulations subject to new or different interpretations. In addition, our legal and regulatory obligations in jurisdictions outside of the U.S. are subject to unexpected changes, including the potential for regulatory or other governmental entities to enact new or additional laws or regulations, to issue rulings that invalidate prior laws or regulations, or to increase penalties significantly. Complying with these laws and regulations can be costly and can impede the development and offering of new products and services. For example, the E.U. General Data Protection Regulation (GDPR) imposes stringent data protection requirements and provides for significant penalties for noncompliance. Additionally, the California Consumer Privacy Act (CCPA) requires, among other things, covered companies to provide disclosures to California consumers and allow such consumers to opt out of certain sales of personal data. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that may increase data breach litigation. In recent years, many other states have enacted privacy laws that have taken or will take effect and impose additional data protection obligations on covered businesses, including consumer rights, limitations on data uses, new audit requirements for higher-risk data, and opt-outs for certain uses of sensitive data. These new and proposed privacy laws may result in further uncertainty and would require us to incur additional expenditures to comply. These regulations and legislative developments have potentially far-reaching consequences and may require us to modify our data management practices and incur substantial compliance expense.
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
We are subject to various federal, state and foreign laws and regulations, including those governing pollution and the protection of human health and the environment, as well as more recent requirements restricting the presence of certain substances in electronic products and holding producers financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations, passed in several jurisdictions in which we operate, are often complex and are subject to frequent changes. We will need to ensure that we comply with such laws and regulations as they are enacted, as well as all other environmental laws and regulations. As appropriate or required, our component suppliers must also comply with such laws and regulations. If we fail to comply with such laws, we could face sanctions for such noncompliance, and our customers may refuse to purchase our products, which would have a material adverse effect on our business, financial condition and results of operations.

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

Regulators, customers, investors, employees and other stakeholders continue to focus on sustainability-related matters and related disclosures. These developments have resulted in, and are likely to continue to result in, increased general and administrative expenses and increased management time and attention spent complying with or meeting sustainability-related requirements and expectations. For example, developing and acting on sustainability-related initiatives and collecting, measuring and reporting sustainability-related information and metrics can be costly, difficult and time-consuming and are subject to evolving reporting standards, including reporting requirements in California, the European Union and other jurisdictions that may apply to us. We may also communicate certain initiatives and goals regarding sustainability-related matters in our public disclosures. These sustainability-related initiatives and goals could be difficult and expensive to implement. The technologies needed to implement them may not be cost-effective and may not advance at a sufficient pace, and we could be criticized for the accuracy, adequacy or completeness of the disclosure. Further, statements about our sustainability-related initiatives and goals, and progress against those goals, may be based on standards for measuring progress that are still developing, internal controls and processes that continue to evolve, and assumptions that are subject to change in the future. In addition, we could be criticized for the scope or nature of such initiatives or goals, or for any revisions to these goals. If our sustainability-related data, processes and reporting are incomplete or inaccurate, or if we fail to achieve progress with respect to our sustainability-related goals on a timely basis, or at all, our reputation, business, financial performance and growth could be adversely affected.

We may be subject to risks related to climate change, natural disasters and catastrophic events.
We operate in geographic regions which face a number of climate and environmental challenges. Our corporate headquarters is located in Chandler, Arizona, a desert climate subject to extreme heat and drought. The geographic location of our Northern California offices and production facilities subjects them to drought, earthquake and wildfire risks. It is impossible to predict the timing, magnitude or location of such natural disasters or their impacts on the local economy and on our operations. If a major earthquake, wildfire or other natural disaster were to damage or destroy our facilities or manufacturing equipment, we may experience impacts ranging from production and shipping delays to lost profits and revenues. In the past, we temporarily closed our Santa Rosa, California facility due to wildfires in the region and the facility’s close proximity to the wildfire evacuation zone, resulting in a production stoppage. The location of our production facility could subject us to production delays and/or equipment and property damage. Moreover, the public electric utility in our Northern California region has previously implemented and may continue to implement widespread blackouts during the peak wildfire season to avoid and contain wildfires sparked during strong wind events by downed power lines or equipment failure. Ongoing blackouts, particularly if prolonged or frequent, could impact our operations going forward. Additionally, the occurrence of adverse public health developments, epidemic disease or pandemics may adversely affect our business, operations, financial condition, and results of operations. The extent to which global pandemics impact our business going forward will depend on factors such as the duration and scope of the pandemic; actions by governments, businesses and individuals in response to the pandemic; and the impact on economic activity, including the possibility of recession or financial market instability. Measures to contain a global pandemic may intensify other risks described in these Risk Factors.
Risks Related to Our Liquidity and Indebtedness
Any deterioration or disruption of the capital and credit markets may adversely affect our access to sources of funding.
Global economic conditions have caused and may cause volatility and disruptions in the capital and credit markets. When the capital or credit markets deteriorate or are disrupted, our ability to incur additional indebtedness to fund a portion of our working capital needs and other general corporate purposes, or to refinance maturing obligations as they become due, may be constrained. In the event that we were to seek to access the capital markets or other sources of financing, there can be no assurance that we will be able to obtain financing on acceptable terms or within an acceptable time, if at all. We may seek to access the capital or credit markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. For example, in December 2021, we entered into a $300 million asset-based secured credit facility (Senior Secured Asset-Based Revolving Credit Facility), originally maturing in December 2026, which has certain limitations based on our borrowing base capacity. We reduced the commitment under our Senior Secured Asset-Based Revolving Credit Facility to $200 million to be in line with borrowing base capacity and extended the maturity to October 2030. Our access to the financial markets and the pricing and terms we receive in the financial markets could be adversely impacted by various factors, including changes in financial markets and interest rates. In addition, if we do access the capital or credit markets, agreements governing any borrowing arrangement could contain covenants restricting our operations.
Despite our current level of indebtedness, we and our subsidiaries may still be able to incur substantially more debt.
We and our subsidiaries may be able to incur significant additional indebtedness in the future. The indentures that govern our 3.75% Senior Notes due 2029 and our 0.625% Senior Convertible Notes due 2031 (the “2031 Notes” and, together with our 3.75% Senior Notes due 2029, the “Notes”) and the agreements that govern our secured credit facility contain restrictions on the incurrence of additional indebtedness, which are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness under the agreements governing our existing debt.

Our notes increase our overall leverage and our convertible notes could dilute our existing stockholders and lower our reported earnings per share.
The issuance of the Notes substantially increased our principal payment obligations. The degree to which we are leveraged could materially and adversely affect our ability to successfully obtain financing for working capital, acquisitions or other purposes and could make us more vulnerable to industry downturns and competitive pressures. In addition, the holders of the 2031 Notes are entitled to convert the 2031 Notes into shares of our common stock or a combination of cash and shares of common stock under certain circumstances which would dilute our existing stockholders and lower our reported per share earnings.
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
To meet our debt service and working capital needs, we must implement our business strategy successfully and on a timely basis and generate sufficient operating cash flow. We may fail to implement our strategy or achieve its anticipated results. Our ability to make scheduled payments on our indebtedness, including the Notes, is also affected by general and regional economic, financial, competitive, business and other factors beyond our control. For example, we generate cash in jurisdictions around the world, including China, where difficulties repatriating funds may affect our overall liquidity.
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
•Engage in a new line of business;
•Amend certain material agreements, including material leases and debt agreements; and
•Enter into sale-leaseback transactions.
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
We may not generate sufficient taxable income to utilize our NOLs and tax credit carryforwards before they expire. Because of uncertainty regarding the timing and extent of our future profitability and our ability to utilize these carryforwards, we continue to record a valuation allowance against our U.S. and certain foreign deferred tax assets.
If any of these events occur, we may not derive some or all of the expected benefits from our NOLs and tax credit carryforwards.
Changes in tax legislation or policies could materially impact our financial position and results of operations.
We operate in many jurisdictions around the world. Global tax policy continues to evolve, with particular focus on Base Erosion and Profit Shifting ("BEPS"), transfer pricing and broader corporate tax reform initiatives. Changes in domestic or international tax laws, regulations, guidance, or interpretations, as well as related enforcement activities or legislative initiatives, could materially adversely affect our business, increase the amount of taxes we are required to pay and adversely impact our financial condition and results of operations.

The Organization for Economic Co-operation and Development (OECD) Pillar Two framework establishes a 15% global minimum tax rate applicable to certain multinational groups. Many jurisdictions in which we operate have enacted or are in the process of implementing Pillar Two legislation, including qualified domestic minimum top-up taxes. Although the OECD/G20 Inclusive Framework agreed in January 2026 to a package that generally provides relief from certain Pillar Two rules for qualifying U.S.-parented groups, the effectiveness of these measures depends on implementation by individual jurisdictions and continued eligibility for applicable relief. Future developments in the implementation, interpretation or application of these rules, including qualified domestic minimum top-up taxes, could increase our effective tax rate, cash tax obligations, compliance costs and administrative complexity and could adversely affect our financial condition and results of operations.
General Risks
Certain provisions in our charter and under Delaware laws could hinder a takeover attempt.
We are subject to the provisions of Section 203 of the Delaware General Corporation Law prohibiting, under some circumstances, publicly-held Delaware corporations from engaging in business combinations with some stockholders for a specified period of time without the approval of the holders of substantially all of our outstanding voting stock. Our certificate of incorporation and bylaws contain provisions granting our Board of Directors the authority to establish additional series of preferred stock and to designate the rights, preferences and privileges of such shares (commonly known as “blank check preferred”), and provisions permitting our stockholders to take action only at a duly called annual or special meeting of stockholders, which may only be called by the Chairman of the Board, the Chief Executive Officer or the Board of Directors. These provisions may have the effect of deterring hostile takeovers or delaying changes in control or changes in our management.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Our common stock is traded on the Nasdaq Global Select Market under the symbol “VIAV”. As of October 31, 2026, we had 1,223 holders of record of our common stock. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
The following table provides stock repurchase activity during the three months ended October 3, 2026, (in millions, except per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Dollar Value of Shares that May Still Be Purchased Under the Plans or Programs (1)
Period
June 28 - July 25, 2026	—	—	—	$168.4
July 26 - August 22, 2026	1.3	$38.69	1.3	$118.4
August 23 - October 3, 2026	2.6	$37.64	2.6	$18.4
Total	3.9		3.9
(1)Share repurchases were made under our 2022 Repurchase Plan with authorization up to $300 million. Refer to “Note 15. Stockholders' Equity” for more details.
Item 3. Defaults Upon Senior Securities
None
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
Rule 10b5-1 Trading Arrangements
None of VIAVI’s directors or Section 16 officers adopted, modified or terminated a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or a “non-Rule” 10b5–1 trading arrangement, as those terms are defined in Regulation S-K, Item 408, during the fiscal quarter ended October 3, 2026.

Item 6. Exhibits
The exhibits required to be filed herewith by Item 601 of Regulation S-K, as described in the following index of exhibits, are attached hereto unless otherwise indicated as being incorporated by reference, as follows:

		Incorporated by Reference			Filed	Furnished
Exhibit No.	Exhibit Description	Form	Exhibit	Filing Date	Herewith	Not Filed
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
10.6+	Form of Performance Stock Unit Agreement – Chief Executive Officer	10-K	10.6	8/13/2026
10.7+	Form of Performance Stock Unit Agreement	10-K	10.7	8/13/2026
10.8+	Form of Restricted Stock Unit Agreement – Chief Executive Officer	10-K	10.8	8/13/2026
10.9+	Form of Restricted Stock Unit Agreement	10-K	10.9	8/13/2026
101.SCH	Inline XBRL Taxonomy Extension Schema				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X
104	Cover Page Interactive Data File - (formatted as Inline XBRL and contained in Exhibit 101)				X
+Indicates management contract or compensation plan, contract or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 5, 2026	VIAVI SOLUTIONS INC.
(Registrant)
	By:	/s/ ILAN DASKAL
	Name:	ILAN DASKAL
	Title:	Executive Vice President and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)